Form 10-Q
period 1996-03-31
HANSEN NATURAL CORP
filed 1996-05-10
CIK 865752

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996     COMMISSION FILE NUMBER 0-18761



                          HANSEN NATURAL CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                                        39-1679918
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

  2401 EAST KATELLA AVENUE, SUITE 650
          ANAHEIM, CALIFORNIA                                     92806
(Address of principal executive offices)                        (Zip code)


                                (714) 634-4200
             (Registrant's telephone number, including area code)



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                               Yes  X    No
                                   ---      ---


             THE REGISTRANT HAD 9,122,868 SHARES OF COMMON STOCK
                        OUTSTANDING AS OF MAY 1, 1996

                 HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               MARCH 31, 1996

                                    INDEX



                                                                      Page No.
                                                                      --------
Part I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 1996
            and December 31, 1995                                         3

            Consolidated Statements of Operations for the
            three months ended March 31, 1996 and 1995                    5

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 1996 and 1995                    6

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8


Part II.    OTHER INFORMATION

Items 1-5.  Not Applicable                                               13

Item 6.     Exhibits and Reports on Form 8-K                             13

            Signature                                                    13

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------------------------------------

                                                               MARCH 31,        DECEMBER 31,
                                                                 1996               1995
                                                              -----------       ------------
ASSETS

CURRENT ASSETS:
Cash                                                          $                 $    87,916
Accounts receivable (net of allowance for doubtful
 accounts, sales returns and cash discounts of $298,001
 in 1996 and $422,831 in 1995 and promotional allowances
 of $919,341 in 1996 and $782,034 in 1995)                      1,883,579         1,729,155
Inventories                                                     2,904,013         3,120,519
Prepaid expenses and other current assets                         364,732           487,507
                                                              -----------       -----------

 Total current assets                                           5,152,324         5,425,097

PLANT AND EQUIPMENT, net                                          753,277           784,884

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
 amortization of $1,818,309 in 1996 and $1,692,885 in 1995)    10,674,279        10,794,052
Notes receivable from officers                                     70,335            73,883
Deposits and other assets                                         466,655           443,503
                                                              -----------       -----------

 Total intangible and other assets                             11,211,269        11,311,438
                                                              -----------       -----------


                                                              $17,116,870       $17,521,419
                                                              ===========       ===========


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

- -------------------------------------------------------------------------------

                                                               MARCH 31,        DECEMBER 31,
                                                                 1996               1995
                                                              -----------       ------------

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank checks outstanding, less cash on deposit                 $   360,323       $
Short-term borrowings                                           1,011,169         1,474,335
Accounts payable                                                3,025,499         3,382,765
Accrued liabilities                                               233,732           155,959
Current portion of long-term debt                                  31,394            30,782
                                                              -----------       -----------

 Total current liabilities                                      4,662,117         5,043,841

LONG-TERM DEBT (net of unamortized premium
 of $30,407 in 1996 and $17,875 in 1995)                        4,018,422         4,031,663

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000
 shares authorized; 9,122,868 shares issued
 and outstanding in 1996 and 1995                                  45,614            45,614
Additional paid-in capital                                     10,847,355        10,847,355
Accumulated deficit                                            (2,464,760)       (2,483,266)
Foreign currency translation adjustment                             8,122            36,212
                                                              -----------       -----------

 Total shareholders' equity                                     8,436,331         8,445,915
                                                              -----------       -----------


                                                              $17,116,870       $17,521,419
                                                              ===========       ===========


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------

                                                        1996            1995
                                                     ----------      ----------
NET SALES                                            $7,370,581      $5,433,697

COST OF SALES                                         4,607,953       3,256,761
                                                     ----------      ----------

GROSS PROFIT                                          2,762,628       2,176,936

OPERATING EXPENSES:
Selling, general and administrative                   2,489,904       2,290,591
Amortization of trademark license and trademarks        125,424         124,158
Other expenses                                           74,291         126,374
                                                     ----------      ----------

  Total operating expenses                            2,689,619       2,541,123
                                                     ----------      ----------

OPERATING INCOME (LOSS)                                  73,009        (364,187)

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                          165,759         100,723
Interest income                                          (4,366)         (8,349)
Other income (Note 2)                                  (106,890)
                                                     ----------      ----------

  Net nonoperating expense                               54,503          92,374
                                                     ----------      ----------

NET INCOME (LOSS)                                    $   18,506      $ (456,561)
                                                     ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE                   $    0.002      $   (0.050)
                                                     ==========      ==========
NUMBER OF COMMON SHARES USED
  IN PER SHARE COMPUTATIONS                           9,122,868       9,122,868
                                                     ==========      ==========


         See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------

                                                               1996             1995
                                                            ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  18,506        $ (456,561)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Amortization of trademark license and trademarks             125,424           124,158
 Depreciation and other amortization                           59,409            57,867
 Loss on sale of equipment                                      5,618
 Effect on cash of changes in operating assets
  and liabilities:
  Accounts receivable                                        (154,424)         (120,811)
  Inventories                                                 216,506           459,433
  Prepaid expenses and other current assets                   122,775           130,974
  Accounts payable                                           (357,266)         (822,712)
  Accrued liabilities and deferred income taxes                77,773           144,353
                                                            ---------        ----------

   Net cash provided by (used in) operating activities        114,321          (483,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                               (43,346)          (13,402)
Proceeds from sale of plant and equipment                      22,458
Increase in trademark license                                  (5,651)          (41,214)
Decrease in notes receivable from officers                      3,548             5,784
Increase in deposits and other assets                         (23,152)          (61,514)
                                                            ---------        ----------

   Net cash used in investing activities                      (46,143)         (110,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                            (463,166)
Principal payments on long-term debt                          (25,161)
                                                            ---------        ----------

   Net cash used in financing activities                     (488,327)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (28,090)           (2,338)
                                                            ---------        ----------

NET DECREASE IN CASH                                         (448,239)         (595,983)

CASH, beginning of period                                      87,916         1,091,037
                                                            ---------        ----------

(BANK CHECKS OUTSTANDING, LESS CASH
 ON DEPOSIT) CASH, end of period                             (360,323)          495,054
                                                            =========        ==========


SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                   $ 116,988        $   62,499
                                                            =========        ==========


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its subsidiaries, Hansen Beverage Company and CVI Ventures, Inc., and its two indirect subsidiaries, Hansen Beverage Company (UK) Limited and Hansen Beverage Company (Services) Limited. The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

2.   OTHER INCOME

     In connection with the acquisition of the Hansen business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of a lawsuit and consequently the Company fully reserved against this asset. Following a judgment from the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company is to receive a total of $616,000 plus interest, of which $480,000 of this amount was received at the end of April 1996. The balance of $136,000 is due to be paid on August 1, 1996. As of December 31, 1995, the Company had reserved an amount of $270,000 against the note. In light of the proceeds collected subsequent to year end, the Company reduced the reserve with respect to the note to $136,000 as of March 31, 1996 and recorded $107,000 in other income in the first quarter of 1996, which represents the decrease in the reserve less $27,000 for attorney's fees incurred in connection with the settlement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

GENERAL

     Management believes that during the first quarter of 1996, the Company continued to make progress towards achieving its ultimate goal of geographically expanding the Hansen's-Registered Mark- brand, both nationally
and internationally.   However, profitability during the period continued to
be adversely affected by the costs and expenditures incurred by the Company in connection with its expansion strategy, including costs relating to:

     (1) the operation and development of the Company's international activities; and

     (2) the development of the Company's route distribution system in Southern California.

     The net loss attributable to the expansion activities described above amounted to approximately $111,000 in the aggregate during the three-month period ended March 31, 1996 as compared to a net loss from these activities of approximately $208,000 in the aggregate during the three-month period ended March 31, 1995.

     Profitability during the period was also adversely affected by the costs and expenditures incurred by the Company in connection with the development and introduction of new products and flavors.

     During the first quarter of 1996, the expansion of distribution of the Company's products into new markets within the United States contributed positively to the profitability of the Company as compared to the net loss that was incurred by the Company from such activities during the three-month period ended March 31, 1995.

     Net sales and profitability during the period were adversely affected by lower sales and gross profits from soda and iced teas, lemonades and juice cocktails but were positively affected by sales of the Company's new Hansen's-Registered Mark- Fruit Juice Smoothies.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1995

     NET SALES. For the three-month period ended March 31, 1996, net sales were approximately $7.4 million, an increase of $2.0 million or 35.6% over the $5.4 million net sales for the three-month period ended March 31, 1995. The increase in net sales was primarily attributable to increased sales of Hansen's-Registered Mark- fruit juice Smoothies, which were introduced at the end of the first quarter of 1995 and increased sales of Hansen's-Registered Mark- apple juice. The increase in net sales was partially offset by a decrease in net sales of soda and iced teas, lemonades and juice cocktails. Net sales of soda for the three-month period ended March 31, 1996 were 22.7% lower than for the three-month period ended March 31, 1995. Net sales of iced teas, lemonades and juice cocktails for the three-month period ended March 31, 1996 were 12.2% lower than for the three-month period ended March 31, 1995. During the quarter, the Company sought to improve gross margins by gradual price increases and lower expenditures for promotions. Due to aggressive retail pricing and promotions of mainstream sodas, it became necessary for the Company to reduce the retail prices of its soda products to remain competitive and improve sales volumes.

     GROSS PROFIT. Gross profit was $2.8 million for the three-month period ended March 31, 1996, an increase of $586,000 or 26.9% over the $2.2 million gross profit for the three-month period ended March 31, 1995. Gross profit as a percentage of net sales decreased to 37.5% for the three-month period ended March 31, 1996 from 40.1% for the three-month period ended March 31, 1995. The increase in gross

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

profit was primarily attributable to higher net sales. However, the decrease in gross profit as a percentage of net sales was primarily attributable to the higher cost of apple juice concentrate and a change in the product mix resulting from increased sales of the Company's lower margin non-carbonated and Smoothie product lines and lower margin international sales.

     TOTAL OPERATING EXPENSES. Total operating expenses were $2.7 million for the three-month period ended March 31, 1996, an increase of $149,000 or 5.8% over total operating expenses of $2.5 million for the three-month period ended March 31, 1995. Total operating expenses as a percentage of net sales decreased to 36.5% for the three-month period ended March 31, 1996 compared to total operating expenses as a percentage of net sales of 46.8% for the three-month period ended March 31, 1995. The net increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by a decrease in other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the significant increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1995.

     Selling, general and administrative expenses were $2.5 million for the three-month period ended March 31, 1996, an increase of $199,000 or 8.7% over selling, general and administrative expenses of $2.3 million for the three-month period ended March 31, 1995. The increase in such expenses was primarily attributable to higher selling expenses incurred to support the increase in net sales, and partially attributable to higher freight costs incurred by the Company to deliver its Smoothie products to stores outside of California, increased promotional allowances for the Company's Smoothie products and sampling programs to stimulate trial and awareness of the Company's Smoothie and other products. In addition, general and administrative expenses were slightly higher primarily due to increased expenses in connection with the development of and support for new products.

     Other expenses were $74,000 for the three-month period ended March 31, 1996, a decrease of $52,000 or 41.2% below other expenses of $126,000 for the three-month period ended March 31, 1995. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc.

     OPERATING INCOME (LOSS). Operating income was $73,000 for the three-month period ended March 31, 1996 compared to operating loss of $364,000 for the three-month period ended March 31, 1995. The $437,000 increase in operating income was attributable to a $586,000 increase in gross profit which was partially offset by a $149,000 increase in operating expenses.

     NET NONOPERATING EXPENSE. Net nonoperating expense was $54,000 for the three-month period ended March 31, 1996 which was $38,000 lower than net nonoperating expense of $92,000 for the three-month period ended March 31, 1995. Net nonoperating expense for the three-month periods ended March 31, 1996 and 1995, respectively, consists of interest and financing expense and interest income. In 1996, net nonoperating expense also includes other income. Interest and financing expense for the three-month period ended March 31, 1996 was $166,000 compared to $101,000 for the three-month period ended March 31, 1995. The increase in interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company during the third quarter of 1995 and additional interest expense in connection with that line. Interest income for the three-month period ended March 31, 1996 was $4,000 compared to $8,000 for the
three-month period ended March 31, 1995.   This decrease was attributable to
less cash available for investment. In 1996, other income of $107,000 represents the net recovery under the Hawaiian Water Partners note described below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

     In connection with the acquisition of the Hansen Business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note is secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of a lawsuit and consequently the Company fully reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the
lawsuit.   Under the terms of the settlement, the Company is to receive a total of $616,000 plus interest, of which $480,000 of this amount was received at the end of April 1996. The balance of $136,000 is due to be paid on August 1, 1996. As of December 31, 1995, the Company had reserved an amount of $270,000 against the note. In light of the proceeds collected subsequent to year end, the Company reduced the reserve with respect to the note to $136,000 as of March 31, 1996 and recorded $107,000 in other income in the first quarter of 1996, which represents the decrease in the reserve less $27,000 for attorney's fees incurred in connection with the settlement.

     NET INCOME (LOSS). Net income was $19,000 for the three-month period ended March 31, 1996 compared to a net loss of $456,000 for the three-month period ended March 31, 1995. The $475,000 increase in net income for this period consists of an increase in operating income of $437,000 and a decrease in net nonoperating expense of $38,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had working capital of $490,207 compared to $381,256 as of December 31, 1995.

     During the third quarter of 1995, the Company obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependant upon certain levels of eligible accounts receivable and inventory from time to time. The line of credit is secured by substantially all of the Company's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. As of March 31, 1996, $1,011,169 was outstanding under the line of credit. The line of credit terminates and all amounts owing thereunder become due on August 31, 1996 unless renewed. The line of credit is subject to automatic renewal on an annual basis unless terminated by either party. Management expects the line of credit to be renewed, although there can be no assurance that this will occur.

     During the second half of 1995 and the first quarter of 1996, the Company utilized a portion of its line of credit, together with its own funds, for working capital and to finance its expansion and development plans. Purchases of inventory and support of accounts receivable, as well as the Company's expansion and development plans, have been, and for the foreseeable future, are expected to remain the Company's principal recurring use of funds. The Company's other use of funds in the future will be the repayment of principal and interest on the line of credit and the Company's long-term debt, as well as obligations under certain consulting agreements entered into in connection with the acquisition of the Hansen Business.

     Management believes that cash available from operations, current cash resources and its line of credit will be sufficient for its working capital needs over the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

     Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, businesses compatible with the image of the Hansen's-Registered Mark- brand and the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto.

SALES

     The following table sets forth selected quarterly data regarding sales for the past four years. Data from any one or more quarters are not necessarily indicative of annual results or continuing trends.

     Sales are expressed in actual cases and case equivalents. A case equivalent is equal to the amount of soda concentrate sold that will yield twenty-four 12-ounce (354 ml) cans measured by volume. Actual cases of soda equal twenty-four 12-ounce (354 ml) cans or 11-ounce (325 ml) bottles or twelve 23-ounce (680 ml) bottles measured by volume. A case of apple juice equals twelve 32-ounce bottles, six 64-ounce bottles, eight 64-ounce bottles, four 128-ounce bottles or the equivalent volume. A case of non-carbonated iced teas, lemonades and juice cocktails equals twenty-four 16-ounce (473 ml) bottles measured by volume. A case of still water equals twenty-four 0.5-liter, twelve 1.0-liter, and twelve 1.5-liter plastic bottles measured by volume. A case of Equator-TM- equals twenty-four 16-ounce or twelve 24-ounce cans or twelve 20-ounce bottles. A case of fruit juice Smoothies equals twenty-four 11.5-ounce (354 ml) cans or twenty-four 16-ounce (473 ml) or 13.5-ounce (400 ml) bottles measured by volume.

     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been Hansen's experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers or distributors, changes in the mix of products sold and changes in advertising and promotional expenditure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

                                                      For the quarter ended March 31,
                                                      -------------------------------
                                                      1993     1994     1995     1996
                                                      ----     ----     ----     ----
(Case and case equivalent sales in thousands)

Soda                                                   663      753      645      514

Apple juice                                             87      110       29       44

Iced teas, lemonades
  and juice cocktails                                    -       85       95       81

Still water                                              -        5       15       11

Equator-TM-                                              -        -       47        5

Smoothies                                                -        -        2      284

Other                                                                               3
                                                      ----     ----     ----     ----

Totals                                                 750      953      833      942
                                                      ====     ====     ====     ====

INFLATION

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

                         PART II - OTHER INFORMATION

    Items 1 - 5.   Not Applicable

    Item 6.        Exhibits and Reports on Form 8-K

             (a)   Exhibits - None

             (b)   Reports on Form 8-K - None



                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HANSEN NATURAL CORPORATION
                                       Registrant


Date:   May 10, 1996

                                       By:  RODNEY C. SACKS
                                            ---------------------------
                                            Rodney C. Sacks
                                            Chairman of the Board
                                            and Chief Executive Officer;
                                            Principal Financial Officer