Form 10-Q
period 1996-06-30
HANSEN NATURAL CORP
filed 1996-08-12
CIK 865752

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996      COMMISSION FILE NUMBER 0-18761



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


                                YES  X    NO



               THE REGISTRANT HAD 9,122,868 SHARES OF COMMON STOCK
                        OUTSTANDING AS OF AUGUST 1, 1996


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                  JUNE 30, 1996

                                      INDEX



                                                                    PAGE NO.
                                                                    --------

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995                                       3

            Consolidated Statements of Operations for the three
            and six months ended June 30, 1996 and 1995                 5

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1996 and 1995                     6

            Notes to Consolidated Financial Statements                  7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8


PART II.    OTHER INFORMATION

Items 1-5.  Not Applicable                                             13

Item 6.     Exhibits and Reports on Form 8-K                           13

            Signature                                                  13

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- -------------------------------------------------------------------------------


                                                                        JUNE 30,        DECEMBER 31,
                                                                          1996              1995
                                                                    --------------      -------------
ASSETS

CURRENT ASSETS:
Cash                                                                $     68,964        $     87,916
Accounts receivable (net of allowance for doubtful
 accounts, sales returns and cash discounts of $123,557
 in 1996 and $422,831 in 1995 and promotional allowances
 of $953,125 in 1996 and $782,034 in 1995)                             2,501,398           1,729,155
Inventories                                                            3,290,444           3,120,519
Prepaid expenses                                                         324,520             487,507
                                                                    ------------        ------------

 Total current assets                                                  6,185,326           5,425,097

PLANT AND EQUIPMENT, net                                                 709,905             784,884

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
 amortization of $1,943,014 in 1996 and $1,692,885 in 1995)           10,567,769          10,794,052
Notes receivable from officers                                            73,119              73,883
Deposits and other assets                                                500,220             443,503
                                                                    ------------        ------------

 Total intangible and other assets                                    11,141,108          11,311,438
                                                                    ------------        ------------


                                                                    $ 18,036,339        $ 17,521,419
                                                                    ------------        ------------
                                                                    ------------        ------------


            See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

- -------------------------------------------------------------------------------


                                                                        JUNE 30,        DECEMBER 31,
                                                                          1996              1995
                                                                    --------------      -------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                                               $  1,035,744        $  1,474,335
Accounts payable                                                       3,744,349           3,382,765
Accrued liabilities                                                      355,449             155,959
Current portion of long-term debt                                          9,853              30,782
                                                                    ------------        ------------

 Total current liabilities                                             5,145,395           5,043,841

LONG-TERM DEBT (net of unamortized premium
 of $43,214 in 1996 and $17,875 in 1995)                               4,043,214           4,031,663

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000
 shares authorized; 9,122,868 shares issued
 and outstanding in 1996 and 1995                                         45,614              45,614
Additional paid-in capital                                            10,847,355          10,847,355
Accumulated deficit                                                   (2,063,396)         (2,483,266)
Foreign currency translation adjustment                                   18,157              36,212
                                                                    ------------        ------------

 Total shareholders' equity                                            8,847,730           8,445,915
                                                                    ------------        ------------


                                                                    $ 18,036,339        $ 17,521,419
                                                                    ------------        ------------
                                                                    ------------        ------------

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

- -------------------------------------------------------------------------------


                                                THREE MONTHS        THREE MONTHS          SIX MONTHS         SIX MONTHS
                                                    ENDED               ENDED               ENDED              ENDED
                                                   JUNE 30,            JUNE 30,            JUNE 30,           JUNE 30,
                                                     1996                1995                1996               1995
                                               --------------      --------------      --------------      --------------
NET SALES                                       $ 10,399,155        $  9,559,709        $ 17,769,736        $ 14,993,406

COST OF SALES                                      6,252,600           6,071,183          10,860,553           9,327,944
                                                ------------        ------------        ------------        ------------

GROSS PROFIT                                       4,146,555           3,488,526           6,909,183           5,665,462

OPERATING EXPENSES:
Selling, general and administrative                3,514,144           3,338,405           6,004,048           5,628,996
Amortization of trademark license and trademarks     124,705             124,284             250,129             248,442
Other expenses                                        74,290             127,174             148,581             253,548
                                                ------------        ------------        ------------        ------------

  Total operating expenses                         3,713,139           3,589,863           6,402,758           6,130,986
                                                ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                              433,416            (101,337)            506,425            (465,524)

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                       159,363              79,770             325,122             180,493
Interest income                                       (1,518)             (5,190)             (5,884)            (13,539)
Other income (Note 2)                               (125,793)                               (232,683)
                                                ------------        ------------        ------------        ------------

  Net nonoperating expense                            32,052              74,580              86,555             166,954
                                                ------------        ------------        ------------        ------------

NET INCOME (LOSS)                               $    401,364       $    (175,917)       $    419,870        $   (632,478)
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------



NET INCOME (LOSS) PER COMMON SHARE
  Primary                                       $      0.043       $      (0.019)       $      0.046        $     (0.069)
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------
  Fully diluted                                 $      0.041       $      (0.019)       $      0.043        $     (0.069)
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------

NUMBER OF COMMON SHARES USED
  IN PER SHARE COMPUTATIONS
  Primary                                          9,406,004           9,122,868           9,185,944           9,122,868
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------
  Fully diluted                                    9,726,478           9,122,868           9,726,478           9,122,868
                                                ------------        ------------        ------------        ------------
                                                ------------        ------------        ------------        ------------


         See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

- -------------------------------------------------------------------------------


                                                                          1996                1995
                                                                   ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $     419,870      $     (632,478)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Amortization of trademark license and trademarks                        250,129             248,442
 Depreciation and other amortization                                      94,783             120,623
 Loss on sale of equipment                                                 4,730
 Effect on cash of changes in operating assets
  and liabilities:
  Accounts receivable                                                   (772,243)         (1,579,459)
  Inventories                                                           (169,925)         (1,046,522)
  Prepaid expenses                                                       162,988             107,898
  Accounts payable                                                       361,583           2,457,168
  Accrued liabilities                                                    199,490             234,688
                                                                   -------------      --------------

   Net cash provided by (used in) operating activities                   551,405             (89,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                          (67,497)           (134,125)
Proceeds from sale of plant and equipment                                 68,302
Increase in trademark license                                            (23,846)            (53,129)
Decrease in notes receivable from officers                                   764              13,132
Increase in deposits and other assets                                    (56,717)            (71,750)
                                                                   -------------      --------------

   Net cash used in investing activities                                 (78,994)           (245,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                       (438,591)
Principal payments on long-term debt                                     (34,717)
                                                                   -------------      --------------

   Net cash used in financing activities                                (473,308)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (18,055)            (19,022)
                                                                   -------------      --------------

NET DECREASE IN CASH                                                     (18,952)           (354,534)

CASH, beginning of period                                                 87,916           1,091,037
                                                                   -------------      --------------

CASH, end of period                                                $      68,964      $      736,503
                                                                   -------------      --------------
                                                                   -------------      --------------

SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                          $     224,867      $      124,998
                                                                   -------------      --------------
                                                                   -------------      --------------
 Cash paid during the period for taxes                             $       2,400      $        -
                                                                   -------------      --------------
                                                                   -------------      --------------


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

2.   OTHER INCOME

     In connection with the acquisition of the Hansen business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of that lawsuit and consequently the Company fully reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company was to receive a total of $616,000 plus interest. $480,000 of this amount was received at the end of April 1996. The balance of $136,000 was paid in August 1996.
     As of December 31, 1995, the Company had a reserve of $270,000 against the note. As a result of the proceeds collected subsequent to December 31, 1995, such reserve was eliminated. The Company recorded other income of $107,000 and $126,000 in the first and second quarters of 1996, respectively, net of $37,000 of attorney's fees incurred in connection with the settlement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

GENERAL

     Management believes that during the six months ended June 30, 1996, the Company continued to make progress towards achieving its ultimate goal of geographically expanding the Hansen's-Registered Trademark- brand, both nationally and internationally.

     During the six months ended June 30, 1996, the expansion of distribution of the Company's products into new markets within the United States contributed positively to the profitability of the Company as compared to the net loss that was incurred by the Company from such activities during the six months ended June 30, 1995.

     During the six months ended June 30, 1996, the Company's operations in the United Kingdom and route distribution system in Southern California incurred a net loss of approximately $127,000 in the aggregate as compared to a net loss from these activities of approximately $309,000 in the aggregate during the six months ended June 30, 1995.

     Net sales and profitability during the six-month period were positively affected by sales of the Company's new Hansen's-Registered Trademark- Fruit Juice Smoothies. Such gains were, however, partially offset by lower sales and gross profits from soda, apple juice and iced teas, lemonades and juice cocktails.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1995

     NET SALES. For the three-month period ended June 30, 1996, net sales were approximately $10.4 million, an increase of $839,000 or 8.8% over the $9.6 million net sales for the three-month period ended June 30, 1995. The increase in net sales was primarily attributable to increased sales of Hansen's-Registered Trademark- fruit juice Smoothies in cans, which were introduced at the end of the first quarter of 1995 and sales of Hansen's-Registered Trademark-fruit juice Smoothies in bottles, which were introduced during the first quarter of 1996. The increase in net sales of Hansen's-Registered Trademark-fruit juice Smoothies was partially offset by a decrease in net sales of soda, apple juice and iced teas, lemonades and juice cocktails. Net sales of Smoothies in cans for the three-month period ended June 30, 1996 were 62.2% higher than for the three-month period ended June 30, 1995. This increase was primarily attributable to increased sales to club stores, retail and specialty chain stores and new distribution. Net sales of soda for the three-month period ended June 30, 1996 were 9.3% lower than for the three-month period ended June 30, 1995. This decrease was primarily attributable to aggressive retail pricing and promotions of mainstream sodas. Net sales of apple juice for the three-month period ended June 30, 1996 were 69.7% lower than for the three-month period ended June 30, 1995. This decrease was primarily attributable to operational issues on the part of customers in connection with the transition by the Company from glass bottles to plastic containers to meet changing consumer preferences. Management expects that sales of apple juice will improve after the transition is completed. However, there can be no assurance that such improvement will occur. Net sales of iced teas, lemonades and juice cocktails for the three-month period ended June 30, 1996 were 28.2% lower than for the three-month period ended June 30, 1995. This decrease was primarily attributable to lower sales to retail and specialty chain stores and a substantial reduction in sales to distributors and customers outside of California. Such decrease was partially offset by increased sales to club stores in California.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

     GROSS PROFIT. Gross profit was $4.1 million for the three-month period ended June 30, 1996, an increase of $658,000 or 18.9% over the $3.5 million gross profit for the three-month period ended June 30, 1995. Gross profit as a percentage of net sales increased to 39.9% for the three-month period ended June 30, 1996 from 36.5% for the three-month period ended June 30, 1995. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to higher average net sales prices and decreases in the cost of aluminum cans and other raw materials.

     TOTAL OPERATING EXPENSES. Total operating expenses were $3.7 million for the three-month period ended June 30, 1996, an increase of $123,000 or 3.4% over total operating expenses of $3.6 million for the three-month period ended June 30, 1995. However, total operating expenses as a percentage of net sales decreased to 35.7% for the three-month period ended June 30, 1996 from 37.6% for the three-month period ended June 30, 1995. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses but was partially offset by a decrease in other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1995.

     Selling, general and administrative expenses were $3.5 million for the three-month period ended June 30, 1996, an increase of $176,000 or 5.3% over selling, general and administrative expenses of $3.3 million for the three-month period ended June 30, 1995. However, selling, general and administrative expenses as a percentage of net sales decreased to 33.8% for the three-month period ended June 30, 1996 from 34.9% for the three-month period ended June 30, 1995.

     Other expenses were $74,000 for the three-month period ended June 30, 1996, a decrease of $53,000 or 41.6% below other expenses of $127,000 for the three-month period ended June 30, 1995. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc.

     OPERATING INCOME (LOSS). Operating income was $433,000 for the three-month period ended June 30, 1996 compared to an operating loss of $101,000 for the three-month period ended June 30, 1995. The $535,000 increase in operating income was attributable to a $658,000 increase in gross profit which was partially offset by an increase of $123,000 in operating expenses.

     NET NONOPERATING EXPENSE. Net nonoperating expense of $32,000 for the three-month period ended June 30, 1996 was $42,000 lower than for the three-month period ended June 30, 1995. Net nonoperating expense consists of interest and financing expense, interest and other income. Interest and financing expense for the three-month period ended June 30, 1996 was $159,000 compared to $80,000 for the three-month period ended June 30, 1995. The increase in interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company during the third quarter of 1995 and additional interest expense in connection with that line. Interest income for the three-month period ended June 30, 1996 was $2,000 compared to $5,000 for the three-month period ended June 30, 1995. In 1996, other income of $126,000 represents the net recovery under the Hawaiian Water Partners note described in Note 2 to the Company's financial statements for the period ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

     NET INCOME (LOSS). Net income was $401,000 for the three-month period ended June 30, 1996 compared to a net loss of $176,000 for the three-month period ended June 30, 1995. The $577,000 increase in net income for this period consists of an increase in operating income of $535,000 and a decrease of $42,000 in net nonoperating expense.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1995

     NET SALES. For the six-month period ended June 30, 1996, net sales were approximately $17.8 million, an increase of $2.8 million or 18.5% over the $15.0 million net sales for the six-month period ended June 30, 1995. The increase in net sales was primarily attributable to increased sales of Hansen's-Registered Trademark- fruit juice Smoothies in cans, which were introduced at the end of the first quarter of 1995 and sales of Hansen's-Registered Trademark- fruit juice Smoothies in bottles, which were introduced during the first quarter of 1996. The increase in net sales of Hansen's-Registered Trademark- fruit juice Smoothies was partially offset by a decrease in net sales of soda, apple juice and iced teas, lemonades and juice cocktails. Net sales of Smoothies in cans for the six-month period ended June 30, 1996 were 212.6% higher than for the six-month period ended June 30, 1995. This increase was primarily attributable to increased sales to club stores, retail and specialty chain stores and new distribution. Net sales of soda for the six-month period ended June 30, 1996 were 15.1% lower than for the six-month period ended June 30, 1995. This decrease was primarily attributable to aggressive retail pricing and promotions of mainstream sodas. Net sales of apple juice for the six-month period ended June 30, 1996 were 23.3% lower than for the six-month period ended June 30, 1995. This decrease was primarily attributable to operational issues on the part of customers in connection with the transition by the Company from glass bottles to plastic containers to meet changing consumer preferences. Management expects that sales of apple juice will improve after the transition is completed. However, there can be no assurance that such improvement will occur. Net sales of iced teas, lemonades and juice cocktails for the six-month period ended June 30, 1996 were 22.6% lower than for the six-month period ended June 30, 1995. This decrease was primarily attributable to lower sales to retail and specialty chain stores and a substantial reduction in sales to distributors and customers outside of California. Such decrease was partially offset by increased sales to club stores in California.

     GROSS PROFIT. Gross profit was $6.9 million for the six-month period ended June 30, 1996, an increase of $1.2 million or 22.0% over the $5.7 million gross profit for the six-month period ended June 30, 1995. Gross profit as a percentage of net sales increased to 38.9% for the six-month period ended June 30, 1996 from 37.8% for the six-month period ended June 30, 1995. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to higher average net sales prices and decreases in the cost of aluminum cans and other raw materials.

     TOTAL OPERATING EXPENSES. Total operating expenses were $6.4 million for the six-month period ended June 30, 1996, an increase of $272,000 or 4.4% over total operating expenses of $6.1 million for the six-month period ended June 30, 1995. However, total operating expenses as a percentage of net sales decreased to 36.0% for the six-month period ended June 30, 1996 compared to 40.9% for the six-month period ended June 30, 1995. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses but was partially offset by a decrease in other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

     Selling, general and administrative expenses were $6.0 million for the six-month period ended June 30, 1996, an increase of $375,000 or 6.7% over selling, general and administrative expenses of $5.6 million for the six-month period ended June 30, 1995. However, selling, general and administrative expenses as a percentage of net sales decreased to 33.8% for the six-month period ended June 30, 1996 from 37.5% for the six-month period ended June 30, 1995.

     Other expenses were $149,000 for the six-month period ended June 30, 1996, a decrease of $105,000 or 41.4% below other expenses of $254,000 for the six-month period ended June 30, 1995. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc.

     OPERATING INCOME (LOSS). Operating income was $506,000 for the six-month period ended June 30, 1996 compared to an operating loss of $466,000 for the six-month period ended June 30, 1995. The $972,000 increase in operating income was attributable to a $1.2 million increase in gross profit which was partially offset by an increase of $272,000 in operating expenses.

     NET NONOPERATING EXPENSE. Net nonoperating expense of $87,000 for the six-month period ended June 30, 1996 was $80,000 lower than for the six-month period ended June 30, 1995. Net nonoperating expense consists of interest and financing expense, interest and other income. Interest and financing expense for the six-month period ended June 30, 1996 was $325,000 compared to $180,000 for the six-month period ended June 30, 1995. The increase in interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company during the third quarter of 1995 and additional interest expense in connection with that line. Interest income for the six-month period ended June 30, 1996 was $6,000 compared to $14,000 for the six-month period ended June 30, 1995. In 1996, other income of $233,000 represents the net recovery under the Hawaiian Water Partners note described in
Note 2 to the Company's financial statements for the period ended June 30, 1996.

     NET INCOME (LOSS). Net income was $420,000 for the six-month period ended June 30, 1996 compared to a net loss of $632,000 for the six-month period ended June 30, 1995. The $1.1 million increase in net income for this period consists of an increase in operating income of $972,000 and a decrease of $80,000 in net nonoperating expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had working capital of $1,039,931 compared to $381,256 as of December 31, 1995.

     During the third quarter of 1995, the Company obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependant upon certain levels of eligible accounts receivable and inventory from time to time. The line of credit is secured by substantially all of the Company's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. As of June 30, 1996, $1,035,744 was outstanding under the line of credit. The maturity date of the line of credit is August 31, 1996. The line of credit is subject to automatic renewal on the maturity date for a period of one year unless terminated by either party. Management expects the line of credit to be renewed, although there can be no assurance that this will occur. In this regard, an agreement in principle has been reached on the terms of renewal of the line of credit but such renewal is subject to the finalization and execution of a formal written agreement.

     During the first and second quarters of 1996, the Company utilized a portion of its line of credit, together with its own funds and the net recovery under the Hawaiian Water Partners note, for working capital and to finance its expansion and development plans. Purchases of inventory and support of accounts receivable, as well as the Company's expansion and development plans, have been, and for the foreseeable future, are expected to remain the Company's principal recurring use of funds. The Company's other use of funds in the future will be the repayment of principal and interest on the line of credit and the Company's long-term debt, as well as obligations under certain consulting agreements entered into in connection with the acquisition of the Hansen Business.

     Management believes that cash available from operations, current cash resources and its line of credit will be sufficient for its working capital needs over the next twelve months.

     Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, businesses compatible with the image of the Hansen's-Registered Trademark- brand and the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto.

INFLATION

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

                           PART II - OTHER INFORMATION


    Items 1 - 5.   Not Applicable

    Item 6.        Exhibits and Reports on Form 8-K

             (a)   Exhibits - See Exhibit Index.

             (b)   Reports on Form 8-K - None






                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HANSEN NATURAL CORPORATION
                              Registrant


Date:   August 2, 1996

                              By:  RODNEY C. SACKS
                                  -----------------------------------
                              Rodney C. Sacks
                              Chairman of the Board
                              and Chief Executive Officer;
                              Principal Financial Officer

                                INDEX TO EXHIBITS

         The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

EXHIBIT NO.        DOCUMENT DESCRIPTION                            PAGE
- -----------        --------------------                            ----

Exhibit 27         Financial Data Schedule                          15