Form 10-Q
period 1996-09-30
HANSEN NATURAL CORP
filed 1996-11-13
CIK 865752

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 COMMISSION FILE NUMBER 0-18761



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


               THE REGISTRANT HAD 9,122,868 SHARES OF COMMON STOCK
                       OUTSTANDING AS OF NOVEMBER 1, 1996

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 1996

                                      INDEX



                                                                       Page No.
                                                                       --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 1996
           and December 31, 1995                                            3

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 1996 and 1995                4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1996 and 1995                    5

           Notes to Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7


PART II.   OTHER INFORMATION

Items 1-5. Not Applicable                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                13

           Signature                                                       13

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                       1996                1995
                                                                ----------------    ----------------
ASSETS

CURRENT ASSETS:
Cash                                                            $       193,440     $        87,916
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $286,106 in 1996 and
 $422,831 in 1995 and promotional allowances of $1,099,958
 in 1996 and $782,034 in 1995)                                        1,082,330           1,729,155
Inventories                                                           3,622,633           3,120,519
Prepaid expenses                                                        252,012             487,507
                                                                ----------------    ---------------
 Total current assets                                                 5,150,415           5,425,097

PLANT AND EQUIPMENT, net                                                670,570             784,884

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
 of $2,016,214 in 1996 and $1,692,885 in 1995) (Note 3)              10,513,354          10,794,052
Notes receivable from officers                                           74,635              73,883
Deposits and other assets                                               506,157             443,503
                                                                ----------------    ---------------
 Total intangible and other assets                                   11,094,146          11,311,438
                                                                ----------------    ---------------
                                                                $    16,915,131     $    17,521,419
                                                                ----------------    ---------------
                                                                ----------------    ---------------

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                                           $       475,546     $     1,474,335
Accounts payable                                                      3,021,572           3,382,765
Accrued liabilities                                                     366,142             155,959
Current portion of long-term debt (including unamortized
 premium of $47,939 in 1996)                                          4,055,543              30,782
                                                                ----------------    ---------------
 Total current liabilities                                            7,918,803           5,043,841

LONG-TERM DEBT (including unamortized premium
 of $17,875 in 1995)                                                                      4,031,663

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares authorized;
 9,122,868 shares issued and outstanding in 1996 and 1995                45,614              45,614
Additional paid-in capital                                           10,847,355          10,847,355
Accumulated deficit                                                  (1,952,061)         (2,483,266)
Foreign currency translation adjustment                                  55,420              36,212
                                                                ----------------    ---------------
 Total shareholders' equity                                           8,996,328           8,445,915
                                                                ----------------    ---------------
                                                                $    16,915,131     $    17,521,419
                                                                ----------------    ---------------
                                                                ----------------    ---------------

                    See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                ---------------------------   --------------------------
                                                     1996           1995           1996           1995
                                                ------------   ------------   ------------   -----------
NET SALES                                       $ 10,805,021   $ 12,110,011   $ 28,574,757   $ 27,103,417

COST OF SALES                                      6,507,371      7,912,631     17,367,924     17,095,394
                                                ------------   ------------   ------------   ------------
GROSS PROFIT                                       4,297,650      4,197,380     11,206,833     10,008,023

OPERATING EXPENSES:
Selling, general and administrative                3,895,636      4,005,282      9,899,684      9,779,457
Amortization of trademark license and trademarks      73,200        124,500        323,329        372,942
Other expenses                                        74,292        101,577        222,873        355,125
                                                ------------   ------------   ------------   ------------
  Total operating expenses                         4,043,128      4,231,359     10,445,886     10,507,524
                                                ------------   ------------   ------------   ------------
OPERATING INCOME (LOSS)                              254,522        (33,979)       760,947       (499,501)

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                       142,304        114,960        467,426        295,454
Interest income                                       (1,518)        (2,306)        (7,402)       (15,844)
Other income (Note 4)                                                             (232,683)
                                                ------------   ------------   ------------   ------------
  Net nonoperating expense                           140,786        112,654        227,341        279,610

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                   113,736       (146,633)       533,606       (779,111)

PROVISION FOR INCOME TAXES                             2,400          1,754          2,400          1,754
                                                ------------   ------------   ------------   ------------
NET INCOME (LOSS)                               $    111,336   $   (148,387)  $    531,206   $   (780,865)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
NET INCOME (LOSS) PER COMMON SHARE              $      0.012   $     (0.016)  $      0.057   $     (0.086)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS USED
  IN PER SHARE COMPUTATIONS                        9,522,188      9,122,868      9,400,050     9,122,868
                                                ------------   ------------   ------------   -----------
                                                ------------   ------------   ------------   -----------


                    See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (Unaudited)
--------------------------------------------------------------------------------

                                                                1996                   1995
                                                           --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $      531,206         $   (780,865)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Amortization of trademark license and trademarks                 323,329              372,942
 Depreciation and other amortization                              143,167              182,383
 Loss on sale of equipment                                          4,613
 Effect on cash of changes in operating assets
  and liabilities:
  Accounts receivable                                             646,825           (1,088,552)
  Inventories                                                    (502,114)          (1,126,968)
  Prepaid expenses                                                235,495             (185,787)
  Accounts payable                                               (361,193)           1,897,446
  Accrued liabilities                                             210,183               40,358
                                                           --------------         ------------

   Net cash provided by (used in) operating activities          1,231,511             (689,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                   (74,068)            (222,420)
Proceeds from sale of plant and equipment                          70,665
Increase in trademark license                                     (42,631)             (63,505)
(Increase) decrease in notes receivable from officers                (752)              19,213
Increase in deposits and other assets                             (62,654)            (137,573)
                                                           --------------         ------------
   Net cash used in investing activities                         (109,440)            (404,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings                     (998,789)             647,922
Increase in long-term debt                                                              17,439
Principal payments on long-term debt                              (36,966)
                                                           --------------         ------------
   Net cash (used in) provided by financing activities         (1,035,755)             665,361

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            19,208             (120,500)
                                                           --------------         ------------
NET INCREASE (DECREASE) IN CASH                                   105,524             (548,467)

CASH, beginning of period                                          87,916            1,091,037
                                                           --------------         ------------
CASH, end of period                                        $      193,440         $    542,570
                                                           --------------         ------------
                                                           --------------         ------------

SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                  $      340,617         $    209,096
                                                           --------------         ------------
                                                           --------------         ------------
 Cash paid during the period for taxes                     $        2,400         $      -
                                                           --------------         ------------
                                                           --------------         ------------


                    See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its subsidiaries, Hansen Beverage Company and CVI Ventures, Inc., and its two indirect subsidiaries, Hansen Beverage Company (UK) Limited. The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

2.   RECLASSIFICATIONS

     With effect from the third quarter of 1996, certain distribution costs have been included under and as part of selling, general and administrative expenses instead of being included under and as part of cost of sales. Consequently, the 1995 comparable financial statements have been restated to conform to the 1996 presentation.

3.   CHANGE IN ACCOUNTING ESTIMATE

     The estimated life of the Company's trademark license and trademarks has been changed from 25 years to 40 years in the light of, among other things, the increases in annual revenues of Hansen-Registered Trademark- brand beverages over the past few years and to bring it more into line with the estimated life of trademarks of other consumer branded beverages. The effect of such change in accounting estimate is a reduction in amortization of trademark license and trademarks of $51,900 for both the third quarter and year-to-date 1996. The effect of such change in accounting estimate is an increase in net income of $.005 per share on a fully diluted basis for the three and nine months ended September 30, 1996. The Company has not restated its results for the first and second quarters of 1996 or for comparable prior periods to reflect amortization over 40 years. Accordingly, the results for the three and nine-month periods ended September 30, 1996 are not directly comparable to the results for the three and nine-month periods ended September 30, 1995 to the extent of the reduction in amortization of trademark license and trademarks of $51,900 in 1996.

4.   OTHER INCOME

     In connection with the acquisition of the Hansen business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of that lawsuit and consequently the Company fully reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company was to receive a total of $616,000 plus interest. $480,000 of this amount was received at the end of April 1996. The balance of $136,000 was paid in August 1996.
     As of December 31, 1995, the Company had a reserve of $270,000 against the note. As a result of the proceeds collected subsequent to December 31, 1995, such reserve was eliminated. The Company recorded other income of $107,000 and $126,000 in the first and second quarters of 1996, respectively, net of $37,000 of attorney's fees incurred in connection with the settlement, which constituted the full extent of recovery under this note.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Management believes that during the nine months ended September 30, 1996, the Company continued to make progress towards achieving its ultimate goal of geographically expanding the Hansen's-Registered Trademark- brand, both nationally and internationally.

     During the nine months ended September 30, 1996, the expansion of distribution of the Company's products into markets outside of California contributed positively to the profitability of the Company as compared to the net loss that was incurred by the Company from such activities during the nine months ended September 30, 1995.

     During the nine months ended September 30, 1996, the Company's operations in the United Kingdom and route distribution system in Southern California incurred a net loss of approximately $143,000 in the aggregate as compared to a net loss from these activities of approximately $368,000 in the aggregate during the nine months ended September 30, 1995.

     Net sales and profitability during the nine-months ended September 30, 1996 were positively affected by sales of the Company's new
Hansen's-Registered Trademark- Fruit Juice Smoothies. Such gains were, however, partially offset by lower sales and gross profits from soda, apple juice and iced teas, lemonades and juice cocktails.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

     NET SALES. For the three-month period ended September 30, 1996, net sales were approximately $10.8 million, a decrease of $1.3 million or 10.8% from the $12.1 million net sales for the three-month period ended September 30, 1995. The decrease in net sales was primarily attributable to decreased sales of Hansen's-Registered Trademark- Fruit Juice Smoothies in cans and decreased sales of sodas, and iced teas, lemonades and juice cocktails. This decrease was partially offset by sales of Hansen's-Registered Tradmark- Fruit Juice Smoothies in bottles, which were introduced during the first quarter of 1996. The decrease in net sales of Smoothies in cans was primarily attributable to decreased sales to club stores and, to a lesser extent, decreased sales to specialty chain stores. The decrease in sales to clubs stores was primarily attributable to a large initial order for Smoothie cans from a national club store chain during the third quarter of 1995. The decrease in net sales of soda was primarily attributable to decreased sales to club stores, specialty chain stores and distributors due to aggressive retail pricing and promotions of mainstream sodas. The decrease in net sales of iced teas, lemonades and juice cocktails was primarily attributable to lower sales to club stores, retail and specialty chain stores and distributors outside of California. The decrease in sales of iced teas, lemonades and juice cocktails to these customers is attributable in the main to aggressive competition from other brands, the decision by certain club stores and specialty chain stores to limit the variety of these types of Hansen products carried by them, the loss of distribution in certain California chain stores and the loss of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

distributors outside California. Net sales of apple juice for the three-month period ended September 30, 1996 were approximately the same as for the three-month period ended September 30, 1995.

     GROSS PROFIT. Gross profit was $4.3 million for the three-month period ended September 30, 1996, an increase of $100,000 or 2.4% over the $4.2 million gross profit for the three-month period ended September 30, 1995. Gross profit as a percentage of net sales increased to 39.8% for the three-month period ended September 30, 1996 from 34.7% for the three-month period ended September 30, 1995. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to higher average net sales prices and decreases in the cost of aluminum cans and other raw materials, which was partially offset by increased copacking costs for sodas due to a change in the production facility utilized by the Company late in the second quarter of 1996.

     TOTAL OPERATING EXPENSES. Total operating expenses were $4.0 million for the three-month period ended September 30, 1996, a decrease of $188,000 or 4.4% below total operating expenses of $4.2 million for the three-month period ended September 30, 1995. However, total operating expenses as a percentage of net sales increased to 37.4% for the three-month period ended September 30, 1996 from 34.9% for the three-month period ended September 30, 1995. The decrease in total operating expenses was primarily attributable to decreased selling, general and administrative expenses, amortization of trademark license and trademarks and other expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to the fact that selling, general and administrative expenses decreased by a lesser percentage than the decrease in net sales.

     Selling, general and administrative expenses were $3.9 million for the three-month period ended September 30, 1996, a decrease of $110,000 or 2.7% below selling, general and administrative expenses of $4.0 million for the three-month period ended September 30, 1995. Selling, general and administrative expenses as a percentage of net sales increased to 36.1% for the three-month period ended September 30, 1996 from 33.1% for the three-month period ended September 30, 1995. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower net sales and higher selling expenses. Selling expenses were higher due to higher promotional, distribution and warehouse expenses for the soda and Smoothie product lines, but such increase was partially offset by lower general and administrative expenses.

     Amortization of trademark license and trademarks was $73,000 for the three-month period ended September 30, 1996, a decrease of $51,000 or 41.2% below amortization of trademark license and trademarks of $124,000 for the three-month period ended September 30, 1995. This decrease is attributable to the extension of the estimated life thereof from 25 years to 40 years, as more fully described in Note 3 to the financial statements.

     Other expenses were $74,000 for the three-month period ended September 30, 1996, a decrease of $27,000 or 26.9% below other expenses of $102,000 for the three-month period ended September 30, 1995. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc.

     OPERATING INCOME (LOSS). Operating income was $254,000 for the three-month period ended September 30, 1996 compared to an operating loss of $34,000 for the three-month period ended September 30, 1995. The $288,000 increase in operating income was attributable to an increase in gross profit of approximately $100,000 and a decrease in operating expenses of approximately $188,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     NET NONOPERATING EXPENSE. Net nonoperating expense of $141,000 for the three-month period ended September 30, 1996 was $28,000 higher than for the three-month period ended September 30, 1995. Net nonoperating expense consists of interest and financing expense and interest income. Interest and financing expense for the three-month period ended September 30, 1996 was $142,000 compared to $115,000 for the three-month period ended September 30, 1995. The increase in interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company during the third quarter of 1995 and additional interest expense in connection with that line. Interest income was $2,000 for the three-month periods ended September 30, 1996 and 1995.

     NET INCOME (LOSS). Net income was $111,000 for the three-month period ended September 30, 1996 compared to a net loss of $148,000 for the three-month period ended September 30, 1995. The $259,000 increase in net income for this period consists of an increase in operating income of $288,000, which was partially offset by an increase of $28,000 in net nonoperating expense and an increase in the provision for income taxes of $1,000.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

     NET SALES. For the nine-month period ended September 30, 1996, net sales were approximately $28.6 million, an increase of $1.5 million or 5.4% over the $27.1 million net sales for the nine-month period ended September 30, 1995. The increase in net sales was primarily attributable to increased sales of Hansen's-Registered Trademark- Fruit Juice Smoothies in cans, and sales of Hansen's-Registered Trademark- Fruit Juice Smoothies in bottles which were introduced during the first quarter of 1996. The increase in net sales of Hansen's-Registered Trademark- Fruit Juice Smoothies was partially offset by a decrease in net sales of soda, apple juice and iced teas, lemonades and juice cocktails. The increase in net sales of Smoothies in cans was primarily attributable to the fact that these products were introduced at the end of the first quarter of 1995, but were sold for the full nine-month period in 1996, increased sales to club stores, retail and specialty chain stores, mass merchandisers and new distributors who were appointed during 1996. The decrease in net sales of soda was primarily attributable to decreased sales to club and retail stores and distributors due to aggressive retail pricing and promotions of mainstream sodas. The decrease in net sales of apple juice, which primarily occurred in the second quarter of 1996, was primarily attributable to operational issues on the part of customers in connection with the transition by the Company from glass bottles to plastic containers to meet changing consumer preferences. The decrease in net sales of iced teas, lemonades and juice cocktails was primarily attributable to lower sales to retail and specialty chain stores and distributors outside California. The decrease in sales to these customers is attributable in the main to aggressive competition from other brands, the decision by certain club stores and specialty chain stores to limit the variety of these types of Hansen products carried by them, the loss of distribution in certain California chain stores and the loss of distributors outside California.
Such decrease was partially offset by increased sales of juice cocktails to club stores in California.

     GROSS PROFIT. Gross profit was $11.2 million for the nine-month period ended September 30, 1996, an increase of $1.2 million or 12.0% over the $10.0 million gross profit for the nine-month period ended September 30, 1995. Gross profit as a percentage of net sales increased to 39.2% for the nine-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

month period ended September 30, 1996 from 36.9% for the nine-month period ended September 30, 1995. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to higher average net sales prices and decreases in the cost of aluminum cans and other raw materials, which was partially offset by increased copacking costs for sodas due to a change in the production facility utilized by the Company late in the second quarter of 1996.

     TOTAL OPERATING EXPENSES. Total operating expenses were $10.4 million for the nine-month period ended September 30, 1996, a decrease of $62,000 or 0.6% below total operating expenses of $10.5 million for the nine-month period ended September 30, 1995. Total operating expenses as a percentage of net sales decreased to 36.6% for the nine-month period ended September 30, 1996 from 38.8% for the nine-month period ended September 30, 1995. The decrease in total operating expenses was primarily attributable to a decrease in amortization of trademark license and trademarks and other expenses which was partially offset by increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1995.

     Selling, general and administrative expenses were $9.9 million for the nine-month period ended September 30, 1996, an increase of $120,000 or 1.2% over selling, general and administrative expenses of $9.8 million for the nine-month period ended September 30, 1995. However, selling, general and administrative expenses as a percentage of net sales decreased to 34.6% for the nine-month period ended September 30, 1996 from 36.1% for the nine-month period ended September 30, 1995. The increase in selling, general and administrative expenses was primarily attributable to higher promotional, distribution and warehouse expenses for the soda and Smoothie product lines. This increase was partially offset by lower advertising and other marketing expenses as well as lower general and administrative expenses. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the fact that selling, general and administrative expenses increased by a lesser percentage than the increase in net sales.

     Amortization of trademark license and trademarks was $323,000 for the nine-month period ended September 30, 1996, a decrease of $50,000 or 13.3% below amortization of trademark license and trademarks of $373,000 for the nine-month period ended September 30, 1995. This decrease is attributable to the extension of the estimated life thereof from 25 years to 40 years, in the third quarter of 1996, as more fully described in Note 3 to the financial statements.

     Other expenses were $223,000 for the nine-month period ended September 30, 1996, a decrease of $132,000 or 37.2% below other expenses of $355,000 for the nine-month period ended September 30, 1995. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc.

     OPERATING INCOME (LOSS). Operating income was $761,000 for the nine-month period ended September 30, 1996 compared to an operating loss of $499,000 for the nine-month period ended September 30, 1995. The $1.3 million increase in operating income was attributable to a $1.2 million increase in gross profit and a decrease of $62,000 in operating expenses.

     NET NONOPERATING EXPENSE. Net nonoperating expense of $227,000 for the nine-month period ended September 30, 1996 was $52,000 lower than for the nine-month period ended September 30, 1995. Net nonoperating expense consists of interest and financing expense, interest and other income. Interest

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

and financing expense for the nine-month period ended September 30, 1996 was $467,000 compared to $295,000 for the nine-month period ended September 30, 1995. The increase in interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company during the third quarter of 1995 and additional interest expense in connection with that line. Interest income for the nine-month period ended September 30, 1996 was $7,000 compared to $16,000 for the nine-month period ended September 30, 1995. In 1996, other income of $233,000 represents the net recovery under the Hawaiian Water Partners note described in Note 4 to the Company's financial statements for the period ended September 30, 1996.


     NET INCOME (LOSS). Net income was $531,000 for the nine-month period ended September 30, 1996 compared to a net loss of $781,000 for the nine-month period ended September 30, 1995. The $1.3 million increase in net income for this period consists of an increase in operating income of $1.3 million and a decrease of $52,000 in net nonoperating expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had a working capital deficit of $2,768,388 compared to working capital of $381,256 as of December 31, 1995. The decrease in working capital was primarily attributable to the reclassification of the $4,000,000 note payable to ERLY Industries and due on July 27, 1997, from long-term debt to current portion of long-term debt. This note is secured by the Company's principal trademark license but such security is subordinated to the revolving line of credit described below. Management is currently investigating various alternatives for the refinancing of this debt including the securing of a new term loan and/or other financing arrangements. Management believes that these endeavors will be completed prior to the maturity date of the note. However, there can be no assurance that such financing will be available or, if available, will be on terms acceptable to the Company.

     During the third quarter of 1995, the Company obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependant upon certain levels of eligible accounts receivable and inventory from time to time. The line of credit is secured by substantially all of the Company's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. On August 31, 1996, the line of credit was renewed for a period of one year. The line of credit is subject to automatic renewal on the maturity date for an additional year unless terminated by either party. As of September 30, 1996, $475,546 was outstanding under the line of credit.

     During 1996, the Company utilized a portion of its line of credit, together with its own funds and the net recovery under the Hawaiian Water Partners note, for working capital and to finance its expansion and development plans. Purchases of inventory and support of accounts receivable, as well as the Company's expansion and development plans, have been, and for the foreseeable future, are expected to remain the Company's principal recurring use of working capital funds.

     The Company's other use of funds in the future will be the repayment of principal and interest on the ERLY note and the line of credit, as well as obligations under certain consulting agreements entered into in connection with the acquisition of the Hansen Business, which consulting agreements terminate on July 27, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

                              HANSEN NATURAL CORPORATION
                              Registrant


Date:   November 11, 1996

                              By:  RODNEY C. SACKS
                                  -------------------
                              Rodney C. Sacks
                              Chairman of the Board
                              and Chief Executive Officer;
                              Principal Financial Officer

                            INDEX TO EXHIBITS

         The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

Exhibit No.        Document Description                            Page
-----------        ---------------------                           ----
Exhibit 27         Financial Data Schedule                         15