Form 10-K
period 1996-12-31
HANSEN NATURAL CORP
filed 1997-03-31
CIK 865752

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-K
     (Mark One)
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

   [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to _____

                        Commission File Number 0-18761

                          HANSEN NATURAL CORPORATION
              (Exact name of Registrant as specified in its charter)

                  DELAWARE                          39-1679918
          (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)          Identification No.)

            2401 East Katella Avenue, Suite 650, Anaheim, California 92806
                 (Address of principal executive offices)   (Zip Code)

         Registrant's telephone number, including area code:  (714) 634-4200

             Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS           ON WHICH REGISTERED
               -------------------           -------------------
               Not Applicable                Not Applicable

             Securities registered pursuant to Section 12(g) of the Act:

                                  TITLE OF CLASS
                                  --------------
                      Common Stock, $.005 par value per share

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                     ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $5,158,796 computed by reference to the sale price for such stock on the Nasdaq Small-Cap Market on March 3, 1997.

  The number of shares of the Registrant's Common Stock, $.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 3, 1997 was 9,122,868 shares.

                         HANSEN NATURAL CORPORATION

                                 FORM 10-K

                             TABLE OF CONTENTS



     ITEM NUMBER                                                PAGE NUMBER
                                   PART I
     1.   Business                                                   3
     2.   Properties                                                10
     3.   Legal Proceedings                                         11
     4.   Submission of Matters to a Vote of Security Holders       11


                                   PART II
     5.   Market for the Registrant's Common Equity and Related
           Shareholder Matters                                      12
     6.   Selected Financial Data                                   13
     7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      13
     8.   Financial Statements and Supplementary Data               21
     9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      21


                                   PART III
    10.  Directors and Executive Officers of the Registrant         21
    11.  Executive Compensation                                     23
    12.  Security Ownership of Certain Beneficial Owners and
          Management                                                28
    13.  Certain Relationships and Related Transactions             30


                                   PART IV
    14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                 30

          Signatures                                                31

                                  PART I


ITEM 1.   BUSINESS

BACKGROUND OF THE COMPANY AND SUBSIDIARIES

   Hansen Natural Corporation ("Hansen" or the "Company") is a Delaware corporation which maintains its principal place of business at 2401 East Katella Avenue, Suite 650, Anaheim, California 92806 and its telephone number is (714) 634-4200.

   The Company is a holding company and carries on no operating business except through its direct and indirect subsidiaries. Hansen Beverage Company, a direct wholly-owned subsidiary of the Company ("HBC"), conducts substantially all of the Company's operating business and generates substantially all of the Company's operating revenues. The Company's other direct wholly-owned subsidiary, CVI Ventures, Inc. ("CVI"), is inactive. The Company has one indirect subsidiary, Hansen Beverage Company (UK) Limited ("HBC (UK)").

BACKGROUND OF THE HANSEN BUSINESS

   In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen Juices, Inc. ("HJI"). In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"), also based in Los Angeles. Subsequently, HFI expanded its product line from juices to include Hansen's-R- Natural Sodas. In November 1988, HFI reorganized its business under Chapter 11 of the federal Bankruptcy Code. In connection with those reorganization proceedings, California CoPackers Corporation (d/b/a Hansen Beverage Company) ("CCC") acquired certain of the assets of HFI in January 1990.

   On July 27, 1992, the Company, through its wholly-owned subsidiary, HBC, acquired the Hansen's-R- brand natural soda and apple juice business (the "Hansen Business") from CCC. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated.

PRODUCTS

   Hansen is engaged in the business of marketing, selling and distributing so-called "alternative" beverage category sodas, fruit juices, fruit juice Smoothies, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails and still water. Hansen's-R- Natural Sodas are classified as "new age" beverages and have been a leading natural soda brand in Southern California for the past nineteen years.

   In 1996, Hansen's-R- Natural Sodas had the highest sales of all carbonated new age category beverages (as defined by Hansen) measured by unit volume in Southern California (Source: Nielsen Scantrack Reports for Southern California). Hansen's-R- Natural Sodas are currently available in nine regular flavors consisting of Mandarin Lime, Lemon Lime, Grapefruit, Raspberry,
Creamy Root Beer, Vanilla Cola, Vanilla Cherry Creme, Peach Mango and Kiwi Strawberry. Hansen introduced two low calorie sodas in Wildberry and Cola flavors in 1995 and 1996, respectively. Hansen's-R- Natural Sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, high fructose corn syrup and in the case of low calorie sodas, with aspartame as well, and citric acid. Hansen's-R- Natural Sodas are currently packaged primarily in 12-ounce aluminum cans and, to a very limited extent, in 23-ounce non-returnable glass bottles. Hansen also produces soda concentrate for sale to its licensed bottlers.

   The new age beverage category includes sodas that are considered natural, including those made without preservatives or artificial ingredients, sparkling juices and flavored sparkling waters. The recent growth in popularity of non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails and sports drinks caused the beverage industry to combine so-called new age sodas with non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, ready-to-drink iced coffees, sports drinks and single-serve still water in a broader category known as the "alternative" beverage category. The alternative beverage category is the fastest growing segment of the beverage marketplace. (Source: Beverage Marketing Corporation). Sales for the alternative beverage category of the market are estimated to have reached approximately $5.8 billion at wholesale in 1996 with a growth rate of approximately 9% over the prior year. (Source: Beverage Marketing Corporation).

   Hansen's ready-to-drink iced teas and lemonades were introduced in 1993. Hansen's ready-to-drink iced teas are currently available in five flavors:
Original with Lemon, Tropical Peach, Wildberry, Tangerine and Low Calorie Blueberry Raspberry and its lemonades are currently available in three flavors: Original Old Fashioned Lemonade, Pink Lemonade and Strawberry Lemonade. Hansen's juice cocktails were introduced in 1994 and are currently available in six flavors: Kiwi Strawberry Melon, Tangerine Pineapple with Passion Fruit, California Paradise Punch, Mango Magic, Apple and Low Calorie Peach Mango.

   Hansen's ready-to-drink iced teas are made with decaffeinated tea. The Company's other non-carbonated products are made with high quality juices. Hansen's non-carbonated products are also made with natural flavors, high fructose corn syrup and in the case of the low calorie iced tea and low calorie juice cocktail, with aspartame, citric acid and other ingredients. Hansen's ready-to-drink iced teas, lemonades and juice cocktails are currently packaged in 16-ounce non-returnable wide-mouth glass bottles. As previously reported, the Company considered using a 20-ounce non-returnable wide mouth glass bottle, similar to that used for its Smoothie products, for its iced teas, lemonades and juice cocktails. However, management decided to postpone the introduction of such package in 1996 in order to conserve the Company's limited resources for other priorities. The Company continues to evaluate the possible use of such package later in 1997.

   During 1996, the Company discontinued marketing its Equator-R- brand of ready-to-drink iced teas, lemonades and juice cocktails in cans but continues to offer such products in 20-ounce cobalt blue glass bottles in selected markets.

   The Company's juice product line currently includes Hansen's-R- Natural Old Fashioned Apple Juice. This product was originally packaged in glass bottles ranging in size from 32-ounces to 128-ounces. The 64-ounce glass bottle represented almost all of its apple juice sales. In March, 1996 Hansen discontinued marketing its apple juice in glass bottles and commenced packaging its apple juice in P.E.T. (plastic) bottles with completely redesigned labels. Hansen's apple juice products compete in the shelf-stable category of juices. Management is considering introducing an apple juice blend product in P.E.T. bottles during 1997.

   In March 1995, the Company expanded its juice product line by introducing a line of fruit juice Smoothies. The Company's fruit juice Smoothies contain approximately 35% juice and have a smooth texture that is thick but lighter than a nectar. The Company's fruit juice Smoothies provide 100% of the recommended daily allowance for adults of vitamins A, C & E (the antioxidant triad) and represent Hansen's entry into the nutraceutical (functional) beverage sector. The Company's fruit juice Smoothies are packaged in 11.5-ounce aluminum cans and in a unique proprietary 13.5-ounce glass bottle designed by the Company. Hansen's fruit juice Smoothies were initially available in five flavors: Strawberry Banana, Peach Berry, Mango Pineapple, Guava Berry and Pineapple Coconut. At the beginning of 1996, two additional flavors were introduced: Apricot Papaya and Tropical Passion. During the third quarter of 1996, the Company introduced a lite Smoothie which has 70% fewer calories than a regular Smoothie and a regular Strawberry Lemonade Smoothie. The Company also introduced an Energy Smoothie which is different, not only from other beverages in the market, but also from other Smoothies. This product contains Ginseng and Taurine, two popular energy supplements, as well as Vitamins B2, B6, B12, Niacin, Vitamin C and Glucose.

   Hansen's still water products were introduced in 1993. Hansen's still water products are packaged in plastic bottles ranging from .5 liter to 1.5 liters in size.

   Management plans to introduce a lightly carbonated energy drink in an 8-ounce slim can early in 1997. Similar drinks have become popular in Europe and management believes there are good prospects that these types of drinks could become popular in the United States as well.

   Hansen intends to introduce additional flavors and other types of beverages to complement its existing product lines, which are consistent with the overall image of the Hansen's-R- brand.

MANUFACTURE, PRODUCTION AND DISTRIBUTION

   The concentrates for Hansen's soda products are blended at independent production facilities. In each case, the concentrate is delivered by independent trucking companies to Hansen's licensed bottlers and copackers, each of which adds filtered water, high fructose corn syrup or, in the case of the low calorie sodas, aspartame, citric acid and carbonation and packages it in approved container sizes. Hansen's most significant copacking arrangement is with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to a contract under which Southwest packages Hansen's canned soda products for sale in California and other areas where Hansen does not have a manufacturing arrangement with a local bottler. This arrangement continues indefinitely and is subject to termination on 60 days written notice from either party. The finished products are sold to major grocery chain stores through food brokers; to club stores, specialty chain stores, mass merchandisers and health food trade directly by Hansen; and also by licensed bottlers and distributors.

   The Company purchases apple juice concentrate for its apple juice products; juices, concentrates and flavors for its ready-to-drink iced tea, lemonade and juice cocktail products; and concentrates for its fruit juice Smoothie products, from various producers and manufacturers. Such materials are then delivered to the Company's copackers for manufacture and packaging of the finished products.

   The Company's soda, apple juice, ready-to-drink iced tea, lemonade and juice cocktail products in bottles and its Smoothie beverages and still water products are copacked by various copackers under separate arrangements, each of which continue on a month-to-month basis.

   The apple juice, iced tea, lemonade, and juice cocktail products and fruit juice Smoothie products in cans are then sold primarily in California, Nevada and Arizona to major grocery chain stores and in certain limited instances to mass merchandisers through food brokers and to club stores, the majority of mass merchandisers, specialty chain stores and the health food trade directly by Hansen and also directly through the Company's own route distribution system and through distributors. The Company's fruit juice Smoothie products in bottles are almost exclusively distributed by bottlers and/or distributors that do not distribute other products of the Company.

   Management has secured limited additional copacking arrangements outside California to enable the Company to produce certain of its products closer to the markets where they are sold and thereby reduce freight costs. When volumes in markets outside California justify, the Company will secure additional copacking arrangements in an endeavor to further reduce freight costs. As a result of local copacking arrangements, it is anticipated that freight costs, principally for the Company's fruit juice Smoothie products, will be lower in 1997 than in 1996 on a per case basis, although there can be no assurance that lower freight costs will be achieved.

   In the United Kingdom, Hansen has secured a new copacking arrangement for the copacking of its canned soda products, on a month-to-month basis. All of Hansen's other products that are sold in the United Kingdom are supplied from the United States.

   The Company's ability to estimate demand is imprecise, particularly with new products, and may be less precise during periods of rapid growth and particularly in new markets. If the Company underestimates materially peak seasonal demand for its products or is unable to secure sufficient copacking arrangements, it might not be able to satisfy demand on a short-term basis.

   Although the Company's arrangements for production of its products are generally of short duration or terminable upon request, management believes that a short disruption would not significantly affect the Company's revenues since alternative copacking facilities in the United States having adequate capacity can be obtained for each of its products at commercially reasonable rates if necessary or desirable and within a reasonably short time period.

   Hansen itself is primarily responsible for marketing its products (other than its fruit juice Smoothies in bottles) in California, Nevada, and Arizona. In the following states, Hansen's products are marketed by bottlers and/or distributors which have entered into licensing and/or distribution agreements with Hansen: Colorado, Washington, Oregon, Ohio, Michigan, Virginia, West Virginia, Minnesota, Missouri, Utah, Idaho, Louisiana, New York, Arizona, New Jersey, Illinois, Delaware, Indiana, Texas, Maine, Pennsylvania, Massachusetts, Connecticut, New Hampshire, Kansas, Mississippi, Nebraska, South Dakota, and Florida. In many of these states, distribution is only on a limited scale. Hansen's products are also sold on a limited scale in a number of additional states. In California, Nevada and Arizona, the Company's fruit juice Smoothies in bottles are marketed by bottlers and distributors which have entered into distribution agreements with Hansen. Certain of the Company's products are sold through club stores in almost all states. Hansen's apple juice products are currently marketed only in California and Arizona. Certain of the Company's products are also marketed in the United Kingdom, and, on a limited basis, in other markets outside of the United States, including Ireland, Denmark, Norway, Holland, Italy, Australia, Germany, Philippines, Taiwan, Brazil, South Africa, Western Canada, Dominican Republic, Curacao, Cyprus, Turkey, Finland, Bermuda, Bahamas, Guam, Hong Kong and Northwestern Mexico.

   Hansen intends to aggressively expand the distribution of its products into new markets, both within the United States and abroad.

   After experimenting with a single route during part of 1993, Hansen determined to sell and distribute its products in the down-the-street market in Los Angeles County, California directly, using its own fleet of trucks. The area covered by such trucks was expanded during 1994 to include certain parts of Orange County, California as well. Due to a multitude of competitive products, opening new accounts proved to be more expensive and time consuming than anticipated, with the result that individual routes did not achieve sufficient sales volumes to be profitable within the original time estimates. In 1994, the Company consolidated the number of its then existing routes. During that year, the Company introduced it's Equator-R- products which provided the route trucks with additional products to help improve the results of the route distribution system. However, the Equator-R- products did not contribute sufficient additional sales to enable the route distribution system to operate profitably. The route trucks subsequently commenced distribution of Hansen's-R- fruit juice Smoothies both in cans and bottles and, in consequence, the results of the route distribution system improved. The net loss incurred by the Company in connection with the operation of its route distribution system during the twelve months ended December 31, 1996 was reduced as compared to the previous years' operating results. The Company is presently evaluating alternative options to service profitably the down-the-street market in Los Angeles and Orange Counties. However, management believes that the route distribution system will continue to achieve improved results in 1997, regardless of the success of these alternative options, although there can be no assurance that any improvement in results will be achieved. Moreover, management believes that the route distribution system has value apart from its profitability because of the exposure it gives the Company's products in down-the-street accounts.

   In other areas, the Company is expanding distribution of its products by seeking to enter into agreements with regional bottlers and beer or other direct store delivery distributors having established sales, marketing and distribution organizations. Hansen's licensed bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products are directly competitive with the Company's products. Management believes that a flexible manufacturing and distribution strategy, relying primarily on manufacturing/distribution agreements with established bottlers and/or distributors, will enable Hansen's-R- products to be manufactured and distributed at a cost which will allow Hansen to remain competitive in the highly competitive soda and non-carbonated beverage markets. Except for the Company's licensed bottler in Colorado, the strategy of licensing regional bottlers to produce Hansen's-R- Natural Sodas from concentrate provided by the Company, has not fulfilled management's expectations, partly because bottlers have preferred to focus on alternative beverage products having higher margins than sodas. Management is presently evaluating various alternatives to expand the distribution of Hansen's-R- Natural Sodas into selected new markets.

   During 1996, the Company reorganized its national sales organization and reduced the number of regional managers and field representatives. In addition, in the light of the broad range of products offered by the Company, it was determined to divisionalize the Company to enable senior management to be more focused. To this end, the Company appointed a Vice President to manage the down-the-street division of the Company, with the emphasis on marketing the Company's fruit juice Smoothies in bottles through distributors. The Company's national expansion program, which was led by sales of its fruit juice Smoothies in bottles through the down-the-street division in 1996, achieved improved results and contributed towards the profitability of the Company. Based on this experience, the Company is rebuilding its national sales organization by conservatively increasing the number of regional managers and field representatives to support the anticipated expansion of distribution of the Company's fruit juice Smoothies in bottles during 1997.

   The Company's sales outside of the United States are made either by export sales directly to distributors outside of the United States or through the Company's indirect subsidiary, HBC(UK), which is based in the United Kingdom.
 In 1996, export sales directly to distributors outside the United States, and sales in the United Kingdom and to other countries supplied from the United Kingdom, amounted to approximately $603,000 and $554,000, respectively.

   In the United Kingdom, the Company's products have had mixed success, with results as a whole improving but still remaining unprofitable. Although the Company's fruit juice Smoothies have been well received and have enjoyed increased sales, the ready-to-drink iced tea category as a whole has been disappointing and sales of the Company's iced tea, lemonade and juice cocktail products were below anticipated levels. In an effort to achieve profitability, the Company intends to focus its efforts on its fruit juice Smoothie products which are supplied by the Company from the United States. In March 1997, the Company entered into a new distribution agreement which management believes will enable the Company to link its costs in the United Kingdom more closely to sales.

COMPETITION

   The soda, juice, and non-carbonated beverage businesses are highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. The Company's products compete with traditional soft drinks (cola and non-cola), and alternative beverages, including new age beverages and ready-to-drink iced teas, lemonades and juice cocktails as well as juices and juice drinks and nectars produced by a relatively large number of manufacturers, most of which have substantially greater financial and marketing resources than Hansen.

   For its natural soda and other products, Hansen competes not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. The Company's products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally-known producers such as The Coca Cola Company, PepsiCo, Inc., Dr. Pepper/Seven-Up Companies, Inc, Cadbury Schweppes, the Quaker Oats Company (which includes Snapple Beverage Corporation) and Nestle Beverage Company. More specifically, the Company's products compete with other alternative beverages, including new age beverages, such as Snapple, Mystic, Arizona, Clearly Canadian, Everfresh, Nantucket Nectars, Mistic Rain Forest Nectars, Very Fine, Calistoga, West End, and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca Cola Company and PepsiCo, Inc. have introduced new products in that market segment which compete directly with the Company's products such as Nestea, Fruitopia, Lipton and Ocean Spray.
The Company's products also compete with private label brands such as those carried by chain and club stores. Important factors affecting Hansen's ability to compete successfully include taste and flavor of products, trade and consumer promotion, rapid and effective development of new products, attractive packaging, brand and product advertising and pricing. Hansen must also compete for distributors who will concentrate on marketing the Company's products over those of Hansen's competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative beverage category could cause the Company's products to lose market share or experience price erosion which could have a material adverse effect on Hansen's business.

   The Company's fruit juice Smoothies compete with Kern's nectars in the western states and Libby's in the eastern states and Mistic Rain Forest Nectars nationally and also with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 10 to 18-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

   The Company's apple juice products compete directly with Tree Top, Mott's, Martinelli's, Langers and also with other brands of apple juice, especially store brands. The Company's still water products compete directly with Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead and other brands of still water, especially store brands.

MARKETING

   Hansen's marketing strategy is to focus on consumers who seek beverages which are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in the Company's product lines (other than the Company's new energy drink which contains caffeine). This message is reinforced in the product packaging which has been extensively redesigned. The regular wholesale price of Hansen's-R-Natural Sodas in cans is slightly higher than mainstream soft drinks such as Coca-Cola and Pepsi. This pricing differential is less than the majority of its competition in the new age category. For example, the regular wholesale price of a six-pack of Hansen's-R- canned sodas is lower than a four-pack of Clearly Canadian, a competitive new age beverage. In its marketing, Hansen emphasizes its high quality "natural" image and the fact that its soda products contain no preservatives, sodium, caffeine or artificial coloring. The regular wholesale price of the Company's non-carbonated beverages and its Equator-R- brand is slightly lower than competitive non-carbonated beverages marketed under the Snapple, Lipton, Nestea, Fruitopia, Ocean Spray and Arizona brands. In its marketing, Hansen emphasizes its high quality natural image and the fact that its iced tea products are decaffeinated and lighter than those of many of its competitors. The regular wholesale prices of the Company's fruit juice Smoothie products are similar to those of Kern's nectars. Without abandoning its natural and healthy image, the Company has launched a new lightly carbonated energy drink containing two popular energy supplements, Ginseng and Taurine, to appeal to the young and active segment of the beverage market that desires to obtain an energy boost from its beverage selection. Hansen's-R- new energy drink also contains Vitamins B2, B6, B12, Niacin, Vitamin C, Gingko Biloba, Guarana, Caffeine, Gotu Kola and Glucose.

   Hansen's internal research has revealed that Hansen's-R- Natural Sodas have a high degree of repeat purchase. Therefore, Hansen's sales and marketing strategy is to focus its primary efforts on developing brand awareness and trial through sampling both in stores and at events. Hansen intends to place increased emphasis on product sampling and participating in direct promotions. The Company proposes to continue to use its refrigerated truck extensively during 1997 at events at which the Company's products, particularly its fruit juice Smoothies and Natural Sodas, will be distributed to consumers for sampling. Hansen utilizes "push-pull" tactics to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for its products including advertising, price promotions, couponing, sampling and sponsorship of sporting events such as 10-K runs, bicycle races, volleyball tournaments and other health- and sports-related activities and also participates in food tasting and other related events. Posters, print, radio and television advertising together with price promotions and couponing are also used extensively to promote the Hansen's-R-brand.

   Management decreased funding for its sales and marketing programs by approximately 1% in 1996 compared to 1995, but intends to increase funding for its sales and marketing programs in 1997 above the 1996 level.

   Hansen intends to support its planned expansion of distribution and sale of its products through the placement of point-of-sale items and use of glide racks for shelves in retail stores and by developing local marketing programs in conjunction with its bottlers and distributors in their respective markets. It is contemplated that such programs will include co-operative marketing and advertising funds and allowances. By enlisting its bottlers and distributors as participants in its marketing and advertising programs, Hansen intends to create an environment conducive to the growth of both the Hansen's-R- brand and the businesses of its bottlers and distributors.

   In January, 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. These credits may be redeemed and used as payment against 50% of the cost of broadcast, television and print media and approximately 20% to 40% of the cost of marketing related services consisting of promotional and travel services. These credits were assigned a value of $931,000 by the barter company ("barter basis"). The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged ("cost basis"). As of December 31, 1996, advertising and marketing credits, on a cost basis, totaled $378,000. Advertising and marketing credits, on a barter basis, totaled $718,000 at that date. These credits can be utilized at any time by the Company until January, 2002, at which time any remaining credits expire.

CUSTOMERS

   The core of Hansen's business is currently based on retail chain, specialty and club store distribution, primarily in California. These retail chain, specialty and club stores account for approximately 77.8% of Hansen's sales. Major customers include PriceCostco, Trader Joes, Sam's Club, Lucky, Vons, Safeway, Ralph's, Hughes, Wal-Mart and Albertson's. Three customers accounted for 26.1%, 12.7%, and 8.4%, respectively, of the Company's sales for the year ended December 31, 1996. A decision by any of these major customers to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

SOURCE AND AVAILABILITY OF RAW MATERIALS

   Hansen purchases its soda and non-carbonated beverage concentrates and flavors from independent production facilities located in the United States and Mexico and juices, concentrates and flavors for its apple juice and fruit juice Smoothie products from independent suppliers in the United States.

   Suppliers regard flavors as proprietary to them. Consequently, Hansen does not currently have the list of ingredients and formulae for its concentrates readily available to it and is unable to obtain the concentrates
and flavors from alternative suppliers on short notice.   Management is
attempting to develop back-up sources of supply for its concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable it to obtain access to the concentrate formulae in certain circumstances. By working with suppliers rather than on its own, Hansen is able to develop new products at low cost as well as to diversify its supplier network.

   Hansen's goal is to ensure that all raw materials used in the manufacture and packaging of the Company's products, including its natural soda and non-carbonated concentrates and juices, high fructose corn syrup, citric acid, caps, cans, glass bottles and labels, are readily available from two or more sources and is continuing its efforts to achieve this goal.

   In connection with the development of new products and flavors, Hansen contracts with independent suppliers who bear a large portion of the expense of product development, thereby enabling Hansen to develop new products and flavors at a relatively low cost. Hansen has historically developed and successfully introduced new products and flavors and packaging for its products and currently anticipates developing and introducing new products and flavors for its existing natural beverage products.

SEASONALITY

   Hansen normally experiences greater sales and profitability during its second and third fiscal quarters (April through September). The consumption of soda and non-carbonated beverage products fluctuates in part due to temperature changes with the greatest consumption occurring during the warm months. During months where temperatures are abnormally warm or cold, consumption goes up or down accordingly. Similarly, consumption is affected in those regions where temperature and other weather conditions undergo dramatic changes with the seasons. Management anticipates that the sale of the Company's products may become increasingly subject to seasonal fluctuations as more sales occur outside of California in areas where weather conditions are intemperate. Sales of the Company's apple juice products are less affected by such factors.

TRADEMARK

   The Hansen's-R- trademark is crucial to the Company's business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's-R- trademark is owned by a Trust which was created by an agreement between Hansen and HJI, the unaffiliated fresh and frozen juice business started by Hubert Hansen and his three sons in the 1930's. The Trust has licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's-R-trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust has licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's-R- trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. Such license is, however, terminable if certain minimum royalty payments are not made to the Trust. A similar license agreement exists between the Trust and HBC with regard to non-beverage products. Royalty expenses incurred in respect of such non-carbonated beverages and water during 1996 amounted to $18,822. No royalties are payable on lemonades, juice cocktails and fruit juice Smoothies. HBC, HJI and the Trust have also entered into a Royalty Sharing Agreement pursuant to which royalties payable by third parties procured by HJI or HBC will initially be shared between the Trust and HBC and, after a specified amount of royalties have been received, will be shared equally between HBC and HJI. Under the terms of the Agreement of Trust, HJI will receive royalty income paid to the Trust in excess of Trust expenses and a reserve therefor. Management believes that such royalty payments as a percentage of sales are comparatively low. HJI has applied to register the trademark Hansen's Smoothie-TM- and has agreed to assign its rights thereto to the Trust. The Company's right to use such trademark is coextensive with it's right to use the Hansen's-R- trademark.

   The Company owns in its own right the trademarks, Imported from Nature-R-, California's Natural Choice-R-, California's Choice-R- and Equator-R- and has applied to register the trademarks, It's Just Good-TM-, LiquidFruit-TM-, and Aqua Blast-TM-.

GOVERNMENT REGULATION

   The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (the "FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers including, without limitation, statements concerning product ingredients.

EMPLOYEES

   As of March 3, 1997, Hansen employed a total of 43 employees, 39 of whom are employed on a full-time basis. Of Hansen's 43 employees, 23 are employed in administrative and quality control capacities and 20 are employed in sales and marketing capacities.

COMPLIANCE WITH ENVIRONMENTAL LAWS

   The operation of Hansen's business is not materially affected by compliance with federal, state or local environmental laws and regulations. Under California law, Hansen is required to make California Redemption Value payments to the State based upon the number of cans and bottles of its carbonated products sold. As Hansen expands the sale of its products outside of California, it may become subject to similar obligations under the laws of other states.

ITEM 2.   PROPERTIES

   Hansen's corporate offices are located at 2401 East Katella Avenue, Suite 650, Anaheim, California 92806. The facilities are leased by HBC for a period of five (5) years commencing from February 1993. The gross area of the facilities is approximately 6,200 square feet.

ITEM 3.   LEGAL PROCEEDINGS

   In December 1993, HBC filed a complaint against ERLY Industries, Inc. ("ERLY") in the Superior Court for the State of California, County of Los Angeles alleging that ERLY had breached the terms of HBC's subordinated secured promissory note in the principal amount of $4,000,000 in favor of ERLY (the "ERLY Note") by failing to permit HBC to acquire the ERLY Note under a right of first refusal granted to HBC under the ERLY Note. HBC is seeking unspecified damages and a declaratory order. A mediation required by the judge did not produce any results and the trial in the matter was split into two stages. The first stage was to determine whether ERLY had breached the terms of HBC's subordinated secured promissory note and, if so, the second stage is to determine the extent of HBC's damages for which ERLY is liable. The first stage of the trial was decided by the presiding judge in favor of HBC and the second stage of the trial to determine the damages for which ERLY is liable to HBC was due to commence in the second quarter of 1996, but was continued at the request of ERLY's counsel and is due to be heard later in 1997. HBC is current on all payments required to be made under the ERLY note.

   The complaint filed by the Bank for Food and Economy, S.A., a Polish company, against HBC and the Company in connection with the manufacture of certain goods by CCC, HBC's predecessor, was dismissed with prejudice, without any payments having to be made by either HBC or the Company to Plaintiff.

   Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the properties is subject, other than ordinary routine litigation incidental to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of stockholders of the Company was held on November 12, 1996. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

                                             Votes For
                                             ---------
                    Rodney C. Sacks          6,489,539
                    Hilton H. Schlosberg     6,489,039
                    Benjamin M. Polk         6,487,239
                    Norman C. Epstein        6,489,239
                    Harold C. Taber, Jr.     6,487,512

   In addition, at the meeting the stockholders of the Company ratified the appointment of Deloitte & Touche as independent auditors of the Company for the year ending December 31, 1996 by a vote of 6,476,617 for, 20,331 against and 6,742 abstaining.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

PRINCIPAL MARKET

    The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the Nasdaq Small-Cap Market under the symbol "HANS". As of March 3, 1997, there were 9,122,868 shares of Common Stock outstanding held by approximately 856 holders of record.

STOCK PRICE AND DIVIDEND INFORMATION

     The following table sets forth high and low bid closing quotations for the Common Stock, on a quarterly basis from January 1, 1994 to December 31, 1996:

                                            Common Stock
                                         High Bid    Low Bid
                                         --------    -------
YEAR ENDED DECEMBER 31, 1996
----------------------------

First Quarter                            $   31/32    $   5/8

Second Quarter                           $2  11/16        5/8

Third Quarter                            $2   1/2     $1  5/8

Fourth Quarter                           $2   5/16    $1  1/16

YEAR ENDED DECEMBER 31, 1995
----------------------------

First Quarter                            $1  13/16    $1  7/16

Second Quarter                           $1   1/2     $1  3/16

Third Quarter                            $1   5/8     $1  1/8

Fourth Quarter                           $1   5/32     $  5/8

YEAR ENDED DECEMBER 31, 1994
----------------------------

First Quarter                            $3           $2  3/8

Second Quarter                           $2  13/16    $2  1/8

Third Quarter                            $3           $2  1/4

Fourth Quarter                           $2   5/8     $1 11/16


   The quotations for the Common Stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and, bid quotations, may not necessarily represent actual transactions and "real time" sales prices. The source of the bid information is the Nasdaq Stock Market, Inc.

   Hansen has not paid dividends to its stockholders since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

   The statement of operations data set forth below with respect to each of the years ended December 31, 1996, 1995, 1994 and 1993 and the balance sheet data for the dates indicated are derived from financial statements audited by Deloitte and Touche LLP, independent certified public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this and in the 1995 Form 10-K and in the 1994, 1993 and 1992 Forms-10KSB. The pro forma statement of operations for the year ended December 31, 1992 is derived from historical audited financial statements of the Company's predecessor, CCC, for the period January 1 to July 27, 1992 and from the Company's historical audited financial statements for the year ended December 31, 1992. The pro forma statement of operations data for the year 1992 gives effect to the acquisition of the Hansen Business under the purchase method of accounting as though the acquisition had occurred on January 1, 1992. Certain reclassifications have been made to CCC's historical audited financial data to conform it to the Company's presentation.

(in 000's) except per                                                  Pro forma
share information           1996         1995        1994      1993       1992
--------------------------------------------------------------------------------

Net sales                 $35,565      $33,991     $28,816    $23,659    $21,313

Net income (loss)            $357      $(1,350)    $(1,407)      $650       $776

Net income (loss) per
common share                $0.04       $(0.15)     $(0.15)     $0.07      $0.08

                                                                          Actual
Total assets              $16,109      $17,521     $17,654    $17,120    $15,951

Long-term debt                          $4,032      $3,971     $3,875     $4,214


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Management believes that during 1996 the Company continued to make progress towards achieving its goal of geographically expanding the Hansen's brand, both nationally and internationally. During the twelve months ended December 31, 1996:

-- the expansion of distribution of certain of the Company's products into markets outside of California contributed positively to the profitability of the Company as compared to the net loss that was incurred by the Company from such activities during the twelve months ended December 31, 1995;

-- losses from the Company's operations in the United Kingdom and route distribution system in Southern California were substantially reduced as compared to the net loss from these activities during the twelve months ended December 31, 1995, although each operation continued to incur losses; and

-- net sales and profitability were positively affected by sales of the Company's fruit juice Smoothies. Such gains were, however, offset by lower sales and gross profit from soda, apple juice and iced teas, lemonades and juice cocktails.

   The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

   Management believes that the lower sales and gross profit from soda was primarily attributable to decreased sales to club and retail stores and distributors due to aggressive retail pricing and promotions of mainstream sodas. However, gross profit margins increased in part due to reductions in aluminum can and other raw materials costs that the Company was able to achieve.

   The mix of products sold by the Company continued to change in 1996 with an increased percentage of sales being attributable to the non-carbonated and Smoothie product lines. The gross profit margins achieved by the Company on the sales of such products is lower than on sodas. Consequently, the lower aluminum can and packing costs that were achieved by the Company were partially offset by the lower gross profit margins achieved by the Company from such products. In the end result, however, the aggregate gross profit margin achieved by the Company as a percentage of net sales, increased marginally.

   The Company continues to take steps to reduce costs, particularly the costs of the non-carbonated and Smoothie product lines.

   Net sales of apple juice were marginally higher in 1996 than in 1995, despite a substantial decrease in net sales of apple juice during the second quarter of 1996. Such decrease was primarily attributable to operational issues on the part of customers in connection with the transition from glass bottles to plastic containers to meet changing consumer preferences. The deficiency was made up in the second half of the year.

   Net sales and profitability were positively affected by sales of the Company's fruit juice Smoothie products which were introduced in cans at the end of the first quarter of 1995 and in unique 13.5-ounce glass bottles during the first half of 1996. The increase in net sales of fruit juice Smoothies in cans was primarily attributable to the fact that these products were introduced at the end of the first quarter of 1995 but were sold for the full year in 1996, and also to increased sales to club stores, retail and speciality chain stores and mass merchandisers.

   The decrease in net sales of iced teas, lemonades and juice cocktails was primarily attributable to lower sales to retail and speciality chain stores and distributors outside of California. The decrease in sales to these customers was primarily attributable to aggressive competition from other brands, the decision by certain club stores and speciality chain stores to limit the variety of these types of Hansen's-R- products carried by them, the loss of distribution in certain California chain stores and the loss of distributors outside California. Such decrease was partially offset by increased sales of juice cocktails to club stores in California.

   During 1996, the Company discontinued marketing its Equator-R- brand of ready-to-drink iced teas, lemonades and juice cocktails in cans but continues to offer such products in 20-ounce cobalt blue glass bottles in selected markets.

   The Company's business was also affected by trends affecting the beverage industry. Although the alternative beverage category remains the fastest growing segment of the beverage marketplace, the rate of growth experienced by the category as a whole over the past few years has continued to slow down. Sales of sparkling juices and flavored sparkling waters have declined and sales of all natural sodas have continued to remain relatively flat.

   During 1996, sales outside of California represented 15.6% of the aggregate sales of the Company or $6.1 million compared to 18% of the aggregate sales of the Company or $6.3 million during 1995. Sales outside the United States in 1996 were $1,157,000, of which $554,000 comprised sales in the United Kingdom, including sales to distributors in other countries from the United Kingdom, and $603,000 from export sales to distributors outside of the United States originating from the United States. Sales of the Company's fruit juice Smoothie products in the United Kingdom have been promising. Management believes that led by sales of fruit juice Smoothies, sales in the United Kingdom will be higher in 1997 than in 1996 with a corresponding improvement in profitability, although there can be no assurance that improved results will be achieved. During 1996, the Company entered into several distribution agreements for the sale of its products both within and outside the United States. Of particular note with regard to the latter category, is the distribution agreement signed by the Company with a distributor in the Phillippines, which the Company believes will result in the Hansen's-R- brand becoming well established there.

   As discussed under "ITEM 1. BUSINESS - MANUFACTURE, PRODUCTION AND DISTRIBUTION", in 1996, the Company reorganized its national sales organization to reduce the number of regional managers and field representatives, but has now begun to rebuild its national sales organization by conservatively increasing the number of regional managers and field representatives to support the anticipated expansion of distribution of the Company's fruit juice Smoothies in bottles during 1997.

   The reductions in cost of aluminum cans and other raw materials that were achieved by the Company during 1996 are expected to continue and management believes that it will be able to achieve further cost reductions in 1997, that will positively affect profitability during 1997, although there can be no assurance in this regard.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

   NET SALES. For the year ended December 31, 1996, net sales were approximately $35.6 million, an increase of $1.6 million or 4.6% over the $34.0 million net sales for the year ended December 31, 1995. The increase in net sales was primarily attributable to sales of Hansen's-R- fruit juice Smoothies in bottles which were introduced in 16-ounce bottles at the end of the third quarter of 1995 and in unique proprietary 13.5-ounce bottles at the end of the first quarter of 1996 and sales of Hansen's-R- fruit juice Smoothies in cans which were introduced at the end of the first quarter of 1995. Significantly, the increase in net sales of fruit juice Smoothies was partly offset by an 12.2% decrease in net sales of soda in 1996 as compared with 1995. This decrease was primarily attributable to decreased sales to club stores, retail and specialty stores due to aggressive retail pricing and promotions of mainstream sodas. The increase in net sales of fruit juice Smoothies was also partially offset by decreased sales of ready-to-drink iced teas, lemonades and juice cocktails and the discontinuance of Equator-R-products in certain markets. Net sales of ready-to-drink iced teas, lemonades and juice cocktails decreased approximately 27% from prior year.
This decrease was primarily attributable to lower sales to retail and speciality chain stores and, to a lesser extent, lower sales to club stores and distributors. The decrease in sales to these customers is primarily attributable to aggressive competition from other brands, the decision by certain club stores and specialty chain stores to limit the variety of these types of Hansen's-R- products carried by them, the loss of distribution in certain California retail chains and club stores and the loss of distributors outside California. Such decrease was partially offset by increased sales of juice cocktails to club stores in California. Net sales of apple juice were approximately 5.1% greater than prior year. During the year, the Company discontinued selling its line of Equator-R- teas, lemonades, and juice cocktails in cans. The Company continues to market and sell these products in 20-ounce glass bottles in selected markets.

   GROSS PROFIT. Gross profit was $13.9 million for the year ended December 31, 1996, an increase of $1.8 million or 14.5% over the $12.1 million gross profit for the year ended December 31, 1995. Gross profit as a percentage of net sales increased to 39.1% for the year ended December 31, 1996 from 35.7% for the year ended December 31, 1995. The increase in both gross profit and gross profit as a percentage of net sales was primarily attributable to decreases in the costs of aluminum cans and other raw materials which were partially offset by increased copacking costs for sodas due to a change in the production facility utilized by the Company late in the second quarter of 1996.

   TOTAL OPERATING EXPENSES. Total operating expenses were $13.2 million for the year ended December 31, 1996, a decrease of $225,000 or 1.7% lower than total operating expenses of $13.4 million for the year ended December 31, 1995. Total operating expenses as a percentage of net sales decreased to 37.2% for the year ended December 31, 1996 compared to total operating expenses as a percentage of net sales of 39.5% for the year ended December 31, 1995. The decrease in total operating expenses was primarily attributable to a decrease in amortization of trademark license and trademarks and a decrease in other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the decrease in operating expenses, as compared to 1995.

   In 1996, selling, general and administrative expenses of approximately $12.5 million were level with such expenses incurred in 1995. However, selling, general and administrative expenses as a percentage of net sales decreased to 35.2% in 1996 from 36.8% in 1995. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales and level selling, general and administrative expenses in 1996 as compared to 1995.

   Other expenses were $296,000 for the year ended December 31, 1996, a decrease of $142,000 or 32.4% below other expenses of $437,000 for the year ended December 31, 1995. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc.

   OPERATING INCOME (LOSS). Operating income was $677,000 for the year ended December 31, 1996 compared to operating loss of $1.3 million for the year ended December 31, 1995.

   NET NONOPERATING EXPENSE. Net nonoperating expense was $317,000 for the year ended December 31, 1996 which was $277,000 higher than net nonoperating expense of $41,000 for the year ended December 31, 1995. Net nonoperating expense for the years ended December 31, 1996 and 1995 consists of interest and financing expense, interest income and other income. Interest and financing expense for the year ended December 31, 1996 was $586,000 compared to $460,000 for the year ended December 31, 1995. The increase in interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company and additional interest expense in connection with that line. Interest income for the year ended December 31, 1996 was $9,000 compared to $20,000 for the year ended December 31, 1995. This decrease was attributable to less cash available for investment. Other income for 1996 and 1995 consists of $259,000 and $346,000 of income respectively, from the recovery under the Hawaiian Water Partners note described below, and for 1995, includes a $53,000 reduction in liabilities from the recovery of an amount due from the sellers of the Hansen Business in connection with the Mead settlement more fully described in "ITEM
3. LEGAL PROCEEDINGS" in the Company's Form 10-K for the year ended December 31, 1995.

   In connection with the acquisition of the Hansen Business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of that lawsuit and consequently, the Company fully reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company was to receive a total of $616,000 plus interest. In 1995, the reserve against the note was reduced to $270,000 and the Company recorded $346,000 in other income. Following receipt of the remaining proceeds during 1996, the remaining reserve against the note was eliminated. In connection therewith, $233,000 was recorded in other income during 1996, net of $37,000 of attorney's fees incurred in connection with the settlement, which constituted the full extent of recovery under this note.

   NET INCOME (LOSS). Net income was $357,000 for the year ended December 31, 1996 compared to a net loss of $1.35 million for the year ended December 31, 1995. The $1.71 million increase in net income over prior year consisted of an increase in net operating income of $1.98 million offset by an increase in nonoperating expenses of $277,000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

   NET SALES. For the year ended December 31, 1995, net sales were approximately $34.0 million, an increase of $5.2 million or 18.0% over the $28.8 million net sales for the year ended December 31, 1994. The increase in net sales was primarily attributable to sales of Hansen's-R- fruit juice Smoothies in cans which were introduced at the end of the first quarter of 1995, sales of the Company's Equator-R- brand which was introduced during the third quarter of 1994 and increased sales of Hansen's-R- iced teas, lemonades and juice cocktails. The increase in net sales was partially offset by decreased sales of apple juice and soda. Net sales of apple juice for the year ended December 31, 1995 were 67.8% lower than the year ended December 31, 1994. This decrease was primarily attributable to an aggressive promotional program undertaken by the Company during the second quarter of 1994 which was not repeated in 1995, the aggressive pricing practices of certain competitors during the first and second quarters, very competitive retail pricing during the third quarter and the increase in the cost of apple juice concentrate which limited the Company's ability to aggressively promote its apple juice products. Net sales of soda for the year ended December 31, 1995 were 7.9% lower than for the year ended December 31,

1994. This decrease was primarily attributable to unusually poor weather in California during the first quarter of 1995, the introduction by a major customer of its own private label natural soda, lower sales of soda in glass bottles and higher retail prices due to increased aluminum can and other packaging costs which were initially passed on to consumers, but were subsequently absorbed by the Company.

   GROSS PROFIT. Gross profit was $12.1 million for the year ended December 31, 1995, a decrease of $794,800 or 6.1% over the $12.9 million gross profit for the year ended December 31, 1994. Gross profit as a percentage of net sales decreased to 35.7% for the year ended December 31, 1995 from 44.9% for the year ended December 31, 1994. The decrease in both gross profit and gross profit as a percentage of net sales was primarily attributable to increases in the cost of aluminum cans and other raw materials which were not fully passed on to consumers, higher cost of apple juice concentrate and a change in the product mix resulting from increased sales of lower margin non-carbonated and Smoothie product lines and lower margin international sales.

   TOTAL OPERATING EXPENSES. Total operating expenses were $13.4 million for the year ended December 31, 1995, a decrease of $675,000 or 4.8% below the total operating expenses of $14.1 million for the year ended December 31, 1994. Total operating expenses as a percentage of net sales decreased to 39.5% for the year ended December 31, 1995 compared to total operating expenses as a percentage of net sales of 49.0% for the year ended December 31, 1994. The net decrease in total operating expenses was primarily attributable to decreased selling, general and administrative expenses and other expenses.

   Selling, general and administrative expenses were $12.5 million for the year ended December 31, 1995, a decrease of $611,000 or 4.7% below selling, general and administrative expenses of $13.1 million for the year ended December 31, 1994. The decrease in such expenses was primarily attributable to lower selling expenses due primarily to substantially lower advertising expenses incurred both domestically and internationally, decreased promotional allowances relating to apple juice as the Company did not repeat an aggressive apple juice promotional program conducted in 1994 and decreased promotional expenses relating to soda sales. These decreases were partially offset by substantial freight costs incurred by the Company to fulfill orders primarily for Smoothies from stores outside of California, increased promotional allowances and slotting for the Company's Smoothie products and an extensive sampling program to stimulate trial and awareness of the Company's Smoothie and other products. The reduction in selling expenses was also partly offset by an increase in general and administrative expenses. This increase was primarily attributable to increased payroll costs and other expenses in connection with the development of and support for new products and the Company's expansion activities into additional states and overseas.

   Other expenses were $437,000 for the year ended December 31, 1995, a decrease of $68,000 or 13.5% below other expenses of $505,000 for the year ended December 31, 1994. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc.

   OPERATING (LOSS). Operating loss was $1.3 million for the year ended December 31, 1995 compared to operating loss of $1.2 million for the year ended December 31, 1994. The increase in operating loss was primarily attributable to lower gross profits which were partially offset by lower operating expenses.

   NET NONOPERATING EXPENSE. Net nonoperating expense was $41,000 for the year ended December 31, 1995 which was $217,000 lower than net nonoperating expense of $258,000 for the year ended December 31, 1994. Net nonoperating expense for the years ended December 31, 1995 and 1994 consists of interest and financing expense, interest income and other income. Interest and financing expense for the year ended December 31, 1995 was $460,000 compared to $345,000 for the year ended December 31, 1994. The increase in interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company and additional interest expense in connection with that line. Interest income for the year ended December 31, 1995 was $19,000 compared to $58,000 for the year ended December 31, 1994. This decrease was attributable to less cash available for investment. In 1995, other income consisted of $346,000 of income from the recovery under the Hawaiian Water Partners note, as described above in Results of Operations For The Year Ended December 31, 1995 Compared To The
Year Ended December 31, 1994, and a $53,000 reduction in liabilities from the recovery of an amount due from the sellers of the Hansen Business in connection with the Mead settlement as described in "ITEM 3. LEGAL PROCEEDINGS" in the Company's Form 10-K For The Year Ended December 31, 1995. In 1994, other income consisted of the net write-off of $17,000 in preacquisition liabilities and a gain on sale of equipment of $12,000.

   NET (LOSS). Net loss was $1.3 million for the year ended December 31, 1995 compared to a net loss of $1.4 million for the year ended December 31, 1994. The $58,000 decrease in net loss for this period consisted of a decrease in net nonoperating expense of $217,000, offset by an increase in operating loss of $119,000 and an increase in the provision for income taxes of $40,000.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1996, the Company had a working capital deficit of $2,707,471 compared to working capital of $381,256 as of December 31, 1995. The decrease in working capital was primarily attributable to the reclassification of the $4,000,000 note payable to ERLY Industries and due on July 27, 1997, from long-term debt to current portion of long-term debt.
This decrease was partly offset by an increase in working capital attributable to net income and adjustments for noncash expenses, primarily amortization of trademark license, depreciation and other amortization. The note payable to ERLY is secured by the Company's principal trademark license but such security is subordinated to the revolving line of credit described below. Management is currently investigating various alternatives for the refinancing of the ERLY note, which may or may not include the refinancing of the revolving line of credit described below, the securing of a new term loan and/or other financing arrangements. The Company has signed a financing proposal with a bank which is one of the financial institutions with whom it is holding discussions, which is subject to various conditions and credit approval by that bank and execution and delivery of all documents and information required by that bank in form and substance satisfactory to that bank. The Company has various options open to it in the event that such proposed financing is not concluded including, but not limited to, another financing proposal that has been submitted to the Company by another bank. Consequently, management believes that it will be able to successfully complete a refinancing prior to the maturity date of the note. However, there can be no assurance that a refinancing can be competed, or if completed, will be on terms acceptable to the Company.

   During the third quarter of 1995, the Company obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory from time to time. The line of credit is secured by substantially all of the Company's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. On August 31, 1996, the line of credit was renewed for a period of one year. The line of credit is subject to automatic renewal on the maturity date for an additional year unless terminated by either party.
As of December 31, 1996, $893,429 was outstanding under the line of credit. Management expects the line of credit to be renewed or a comparable line of credit to be secured, although there can be no assurance that this will occur.

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

   The Company's other use of funds in the future will be the repayment of principal and interest on the ERLY note and on the line of credit, as well as obligations under certain consulting agreements entered into in connection with the acquisition of the Hansen Business, which consulting agreements terminate on July 27, 1997.

   Management believes that, subject to the Company's ability to refinance the note payable to ERLY Industries, cash available from operations, current cash resources and its line of credit will be sufficient for its working capital needs, including its purchase commitments for raw materials, through December 31, 1997.

   Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, businesses compatible with the image of the

Hansen's-R- brand and the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto.

FORWARD LOOKING STATEMENTS

   Certain statements made in this Report, including certain statements made in this Management's Discussion and Analysis, contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the expectations of management with respect to revenues, profitability, refinancing of the ERLY note, adequacy of funds from operations and the Company's existing credit facility, among other things.

   Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to, the following: changes in consumer preferences, changes in demand that are weather related, particularly in areas outside of California, competitive pricing pressures, changes in the price of the raw materials for the Company's beverage products, the marketing efforts of the distributors of the Company's products, most of which distribute products that are competitive with the products of the Company, as well as unilateral decisions that may be made by grocery chain stores, specialty chain stores and club stores to discontinue carrying all or any of the Company's products that they are carrying at any time.

SALES

   The following table sets forth selected quarterly data regarding sales for the past four years. Data from any one or more quarters are not necessarily indicative of annual results or continuing trends.

   Sales are expressed in actual cases and case equivalents. A case equivalent is equal to the amount of soda concentrate sold that will yield twenty-four 12-ounce (354 ml) cans measured by volume. Actual cases of soda equal twenty-four 12-ounce (354 ml) cans or 11-ounce (325 ml) bottles or twelve 23-ounce (680 ml) bottles measured by volume. A case of apple juice equals twelve 32-ounce bottles, six 64-ounce glass bottles, eight 64-ounce P.E.T. bottles, four 128-ounce bottles or the equivalent volume. A case of non-carbonated iced teas, lemonades and juice cocktails equals twenty-four 16-ounce (473 ml) bottles measured by volume. A case of still water equals twenty-four 0.5-liter, twelve 1.0-liter, and twelve 1.5-liter plastic bottles measured by volume. A case of Equator-R- equals twenty-four 16-ounce or twelve 24-ounce cans or twelve 20-ounce bottles. A case of fruit juice Smoothies equals twenty-four 11.5-ounce (354 ml) cans or twenty-four 16-ounce (473 ml) or 13.5-ounce (400 ml) bottles measured by volume.

   The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been Hansen's experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and soda concentrates and increased advertising and promotional expenses.
See also "ITEM 1.  BUSINESS - SEASONALITY."

                          Case Sales (in Thousands)

                              1996       1995       1994       1993
                              ----       ----       ----       ----
          Quarter 1            940        834        953        750
          Quarter 2          1,340      1,282      1,270      1,044
          Quarter 3          1,341      1,580      1,210      1,125
          Quarter 4            876        902        860        887
                             -----      -----      -----      -----
            Totals           4,497      4,598      4,293      3,806
                             -----      -----      -----      -----
                             -----      -----      -----      -----


                        Sales Revenues (in Thousands)

                              1996       1995       1994       1993
                              ----       ----       ----       ----
          Quarter 1         $ 7,365    $ 5,434    $ 6,050    $ 4,546
          Quarter 2          10,394      9,560      8,749      6,349
          Quarter 3          10,817     12,109      8,328      6,862
          Quarter 4           6,989      6,888      5,689      5,902
                            -------    -------    -------    -------
            Totals          $35,565    $33,991    $28,816    $23,659
                            -------    -------    -------    -------
                            -------    -------    -------    -------

INFLATION

   The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required to be furnished in response to this item is submitted hereinafter following the signature page hereto at pages F-1 through F-18.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

   Directors of the Company are elected annually by the holders of the Common Stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is presently anticipated that the next annual meeting of stockholders and of the Board of Directors, respectively, will be held in September 1997.

   Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

   Rodney C. Sacks (47) -- Chairman, Chief Executive Officer, Chief Financial Officer and director of the Company from November 1990 to the present.
Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present.

   Hilton H. Schlosberg (44) -- Vice Chairman, President, Chief Operating Officer, Secretary, and a director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Vice Chairman, Secretary and a director of HBC from July 1992 to the present. He was Deputy Chairman of AAF Industries PLC, a United Kingdom publicly quoted industrial group, from June 1990 until 1994.

   Benjamin M. Polk (46) -- Director of the Company from November 1990 to the present. Assistant Secretary of HBC since June 1992 and a director of HBC since July 1992. Member of the Compensation Committee of the Board of Directors of the Company since April 1991. Partner with Whitman Breed Abbott & Morgan (New York, New York) where Mr. Polk has practiced law with that firm and its predecessor, Whitman & Ransom, from August 1976 to the present.(1)

   Norman C. Epstein (56) -- Director of the Company and a member of the Compensation Committee of the Board of Directors since June 1992. Director of HBC since July 1992. Partner with Moore Stephens, an international accounting firm, from 1974 to present (senior partner beginning 1989).

   Harold C. Taber, Jr. (57) -- Director of the Company from July 1992 to the present. Member of the Executive Committee of the Board of Directors since October 1992. President and Chief Executive Officer and a director of HBC since July 1992 to the present. From September 1990 to July 27, 1992, President and Chief Executive Officer of CCC, the predecessor of Hansen.

--------------
(1) Mr. Polk and his law firm, Whitman Breed Abbott & Morgan, serve as counsel to the Company

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. The Company is required to report in this annual report on Form 10-K any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the two preceding fiscal years.

   To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 1996, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except that Raimana Martin, a former director of the Company, failed to file timely reports with respect to sales of Common Stock on the open market for the months of November and December 1995 and for the months of January, February, March and April 1996. The Company understands that Mr. Martin has subsequently filed reports for these months. However, the Company understands that Mr. Martin has not filed reports with respect to sales made in May, June, October, November and December, 1996 and January 1997. In addition, Norman Epstein, a director of the Company, was required to file reports for the months of August and December 1995 because he was, at the time, a director of Combined Holdings Ltd. ("Combined"), which acquired shares at about those dates as a distribution of its limited partnership interest in Brandon Limited Partnership No. 2. Mr. Epstein resigned as a director of Combined in October 1996. The Company understands that Mr. Epstein is in the process of filing appropriate reports.

ITEM 11.  EXECUTIVE COMPENSATION

   The following tables set forth certain information regarding the total remuneration paid and grants of options/SARs made to the chief executive officer and each of the four most highly paid executive officers of the Company and its subsidiaries who received total cash compensation in excess of $100,000 during the year ended December 31, 1996. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the fiscal years December 31, 1994 through 1996.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                         Long-Term Compensation
                                                         ----------------------
                                Annual Compensation(1)   Awards(2)    Payouts(3)
                                ----------------------   ---------    ----------
                                           Other       Securities
     Name and                              Annual      Underlying     All Other
Principal Positions     Year    Salary  Compensation  Options/SARs  Compensation
                                  ($)        ($)           (#)           ($)
-------------------     ----      ---        ---           ---           ---

Rodney C. Sacks         1996   135,000      10,293          --            --
Chairman, CEO, CFO      1995   150,000       9,665       150,000          --
and Director            1994   160,000       8,350          --            --
------------------------------------------------------------------------------
Hilton Schlosberg       1996   127,500       5,358          --            --
Vice-Chairman,          1995    82,500       2,594       150,000          --
President and
Secretary
------------------------------------------------------------------------------
Harold C. Taber, Jr.    1996   165,000      19,299          --           4,864
Director; President     1995   200,000      18,668          --           4,194
of HBC                  1994   200,000      20,424          --           4,000
------------------------------------------------------------------------------
James A. Vangelos       1996   105,000       6,735          --            --
Senior Vice-
President of National
Sales of HBC
------------------------------------------------------------------------------

(1) SALARY - Pursuant to his employment agreement, Mr. Sacks is entitled to an annual base salary of $170,000. For 1996, Mr. Sacks agreed to a temporary reduction of his annual base salary to $135,000. For 1995, Mr. Sacks agreed to a temporary reduction of his annual base salary to $150,000. For 1994, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000.

Pursuant to his employment agreement, Mr. Schlosberg is entitled to an annual base salary of $170,000 starting when he commenced full-time employment, during July 1995. For 1996, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $127,500. For 1995, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $150,000.

Pursuant to his employment agreement, Mr. Taber is entitled to an annual base salary of $170,000 and the payment of $30,000 per annum in lieu of a retirement plan. For 1996, Mr. Taber agreed to a temporary reduction of his annual base salary to $135,000. See "Employment Agreements" below.

OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus, except for Mr. Taber for the years 1994 and 1996. Mr. Taber's perquisites include $11,606 for automobile related expenses, $3,934 for health insurance covering dependents and $3,759 for disability insurance during 1996; $12,668 for automobile related expenses, $2,444 for health insurance covering dependents and $3,556 for disability insurance during 1995; and $11,687 for automobile related expenses, $5,325 for health insurance covering dependents and $3,412 for disability insurance during 1994.

BONUS - None paid.
(2) RESTRICTED STOCK AWARDS - The Company does not have a plan for restricted stock awards.
(3) LTIP PAYOUTS - None paid.  No plan in place.
ALL OTHER COMPENSATION - Includes amounts paid by the Company for premiums on a life insurance policy insuring Mr. Taber.

          OPTION/SAR EXERCISES AND FY-END VALUE TABLE(1)
          --------------------------------------------
                        Underlying       Year-end Value of
                        Unexercised        In-the-money
                        Options/SARs       Unexercised
                        (# of shares)      Options/SARs
                        Exercisable/       Exercisable/
          Name         Unexercisable      Unexercisable
-------------------------------------------------------
Rodney C. Sacks       275,000/75,000(2)       $0/$0
-------------------------------------------------------
Hilton S. Schlosberg  225,000/75,000(3)       $0/$0
-------------------------------------------------------
Harold C. Taber, Jr.  220,478/35,072(4)       $0/$0
-------------------------------------------------------
James A. Vangelos      15,000/60,000(5)       $0/$0
-------------------------------------------------------


                         OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1996
                         ------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                        Potential Realizable Value at
                                                                           Assumed Annual Rates of
                                                                         Stock Price Appreciation For
                              Individual Grants                                 Option Term
-----------------------------------------------------------------------------------------------------
                             Percent of
             Number of         Total
            Securities      Options/SARs
            underlying       Granted to
           options/SARs      Employees in     Exercise is    Expiration
Name       Granted (#)          1996           Base Price        Date            5%          10%
-----------------------------------------------------------------------------------------------------
None           --                --               --              --             --          --
-----------------------------------------------------------------------------------------------------

-----------------------

(1) There were no shares acquired upon exercise by any reporting executive officer in 1996.

(2) Includes options to purchase 200,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Sacks and options to purchase 150,000 shares of Common Stock at $1.25 per share, of which 75,000 are exercisable at December 31, 1996, granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Sacks.

(3) Includes options to purchase 150,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Schlosberg and options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Schlosberg.

(4) Includes options to purchase 75,550 shares of Common Stock exercisable at $3.88 per share pursuant to a Stock Option agreement dated July 27, 1992 (such number of options are subject to decrease and such exercise price is subject to increase pursuant to its terms, and which options expire on July 27, 1997), and options to purchase 144,928 shares of Common Stock exercisable at $1.38 per share out of a total of 180,000 shares granted pursuant to separate Stock Option Agreements dated July 27, 1992 and as of June 30, 1995, respectively, between the Company and Mr. Taber.

(5) Includes options to purchase 75,000 shares of Common Stock exercisable at $1.13 per share granted pursuant to a Stock Option Agreement dated October 16, 1995 between the Company and Mr. Vangelos.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns.(6)

              TOTAL SHAREHOLDER RETURNS -- DIVIDENDS REINVESTED

                                        ANNUAL RETURN PERCENTAGE
                                               Years Ending

COMPANY NAME/INDEX          DEC 92     DEC 93     DEC 94     DEC 95     DEC 96
------------------          ------     ------     ------     ------     ------
HANSEN NATURAL CORP          97.20     (40.84)    (28.57)    (63.36)     54.69
S & P SMALLCAP 600 INDEX     21.04      18.79      (4.77)     29.96      21.32
PEER GROUP                  (28.23)    (38.34)    (42.92)    (13.16)    151.46


                                              INDEXED RETURNS
                                               Years Ending

COMPANY NAME/INDEX          DEC 91     DEC 92     DEC 93     DEC 94     DEC 95     DEC 96
------------------          ------     ------     ------     ------     ------     ------
HANSEN NATURAL CORP         100.00     197.20     116.67      83.33      30.53      47.20
S & P SMALLCAP 600 INDEX    100.00     121.04     143.78     136.92     177.94     215.88
PEER GROUP                  100.00      71.77      44.25      25.26      21.94      55.16

PEER GROUP COMPANIES:
---------------------
ATLANTIC BEVERAGE COMPANY, INC. Began trading November 1993. CABLE CAR BEVERAGE CORP.
CLEARLY CANADIAN BEVERAGE CO.
GREAT PINES WATER, INC.         Began trading August 1993.
NATIONAL BEVERAGE CORP.         Began trading September 1991.
NEW DAY BEVERAGE, INC.          Began trading February 1993.
SARATOGA BEVERAGE GROUP         Began trading June 1993.

---------------
(6) Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1991. The Company's self-selected peer group is comprised of Atlantic Beverage Company, Inc. (which began trading in November 1993); Great Pines Water, Inc. (which began trading in August 1993); Bev-Tyme, Inc. (formerly New Day Beverage, Inc.) (which began trading in February 1993); Saratoga Beverage Group (which began trading in June 1993); National Beverage Corporation (which began trading in September 1991). Cable Car Beverage Corporation and Clearly Canadian Beverage Company, which are also members of the peer group, traded during the entire five-year period.

EMPLOYMENT AGREEMENTS

   The Company entered into an employment agreement dated as of January 1, 1994 with Rodney C. Sacks pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer for an annual base salary of $170,000, subject to adjustment annually, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits for the period commencing January 1, 1994 and ending December 31, 1998. For 1994, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000. For 1995, Mr. Sacks agreed to a temporary reduction of his annual base salary to $150,000. Beginning January 1, 1996, Mr. Sacks agreed to a temporary reduction of his annual base salary to $135,000.

   The Company also entered into an employment agreement dated as of January 1, 1994 with Hilton H. Schlosberg pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman and President, for an annual base salary of $170,000 starting when he commenced full-time employment, subject to adjustment annually, plus an annual bonus in an amount to be determined by the Board of Directors and certain fringe benefits for the period commencing January 1, 1994 and ending December 31, 1998. From commencement of full-time employment during July 1995, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $150,000. Beginning January 1, 1996, Mr. Schlosberg agreed to a temporary reduction of his annual base salary for 1996 to $127,500 and beginning January 1, 1997, to $135,000.

   Harold C. Taber, Jr. entered into an employment agreement with HBC dated as of July 27, 1992 for a term of up to six years pursuant to which Mr. Taber was appointed President and Chief Executive Officer of HBC with an initial annual base salary of $170,000 and the payment of $30,000 per annum in lieu of a retirement plan, plus a bonus based upon HBC's business achieving certain performance goals, and the grant of options to purchase 180,000 shares of Common Stock exercisable for six years at $2.00 per share. The option price was revised to $1.38 per share pursuant to a Stock Option Agreement dated as of June 30, 1995 between the Company and Mr. Taber. Beginning January 1, 1996, Mr. Taber agreed to a temporary reduction of his annual base salary to $135,000.

   The preceding descriptions of the employment agreements for Messrs. Sacks, Schlosberg and Taber are qualified in their entirety by reference to such agreements which have been filed or incorporated by reference as exhibits to this Report.

DIRECTORS' COMPENSATION

   The Company's current policy is to pay outside directors (non-executive officers) who are not contractually entitled to be nominated to serve as directors, annual fees of $6,000 plus $500 for each meeting attended of the Board of Directors or any committee thereof. Benjamin Polk and Norman Epstein received total directors fees of $7,000 and $6,500, respectively, for the one-year period ended December 31, 1996. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below for description of contractual obligations to nominate certain of the outside directors.

EMPLOYEE STOCK OPTION PLAN

   The Company has a stock option plan (the "Plan") that provides for the grant of options to purchase up to 1.5 million shares of the Common Stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, for shares of Common Stock valued at fair market value on the date of purchase or in consideration of the cancellation of options valued at the difference between the exercise price thereof and the fair market value of the Common Stock on the date of exercise. The Plan is administered by the Compensation Committee of the Board of Directors, comprised of two directors who have not received grants of options under the Plan. Grants under the Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

   In February 1997, subject to the approval of the stockholders of the Company, the Executive Committee of the Board of Directors of the Company approved an amendment to the Plan to increase the number of shares of Common Stock issuable pursuant to the Plan to 2,000,000 and to limit the number of options that may be granted to any individual under the Plan during any 60-month period to 500,000.

OUTSIDE DIRECTORS STOCK OPTION PLAN

   The Company has an option plan for its outside directors (the "Directors Plan") that provides for the grant of options to purchase up to an aggregate of 100,000 shares of Common Stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's Common Stock exercisable at the closing price for a share of Common Stock on the date of grant. Options become exercisable one-third each on the first, second and third anniversary of the date of grant; PROVIDED, HOWEVER, that options granted as of February 14, 1995 are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; PROVIDED FURTHER, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula plan" so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The following table sets forth information, as of March 3, 1997, of the only persons known to the Company who beneficially own more than 5% of the outstanding Common Stock:



Title             Name and Address           Amount and Nature        Percent
of Class        of Beneficial Owner         Beneficial Ownership      of Class
--------        -------------------         --------------------      --------
Common          Brandon Limited
Stock           Partnership No. 1(1)               714,490               7.8%

                Brandon Limited
                Partnership No. 2(2)             2,831,667              31.0%

                Rodney C. Sacks(3)               3,983,657(4)           42.1%

                Hilton H. Schlosberg(5)          3,933,657(6)           41.8%

                South Pacific
                Beverages, Ltd(7)                  598,400(8)            6.2%

--------------
(1) The mailing address of Brandon No. 1 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 1 are Hilton H. Schlosberg and Rodney C. Sacks.

(2) The mailing address of Brandon No. 2 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 2 are Hilton H. Schlosberg and Rodney C. Sacks.

(3) The mailing address of Mr. Sacks is 2401 East Katella Avenue, Suite 650, Anaheim, California 92806.

(4) Includes 87,500 shares of Common Stock owned by Mr. Sacks. Also include 714,490 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Includes options to purchase 200,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Sacks and options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 87,500 shares of Common Stock, (ii) the 350,000 shares presently issuable under the Plan and
     (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Hazelwood Investments Limited, a company controlled by Mr. Sacks and his family ("Hazelwood"): (a) the 247,911 shares held by Brandon No. 1 allocable to Hazelwood's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Hazelwood's limited partnership interest in Brandon No. 2.

(5) The mailing address of Mr. Schlosberg is 2401 East Katella Avenue, Suite 650, Anaheim, California 92806.

(6) Includes 87,500 shares of Common Stock owned by Mr. Schlosberg. Also includes 714,490 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Includes options to purchase 150,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Schlosberg and options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 87,500 shares of Common Stock, (ii) the 300,000 shares presently issuable under the Plan and
     (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Brandon Securities Limited, a company controlled by Mr. Schlosberg and his family: (a) the 247,911 shares held by Brandon No. 1 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 2.

(7) The mailing address of SPB is Vaima Center, Suite 95, Tahiti, French Polynesia.

(8) The voting stock of South Pacific Beverages Ltd. ("SPB") is owned equally by Raimana Martin and Charles Martin. SPB is the beneficial owner of 598,400 shares of Common Stock comprised of an option to purchase 598,400 shares of Common Stock exercisable at $3.98 per share, pursuant to a Stock Option Agreement dated July 27, 1992 (such number of options are subject to decrease and such exercise price is subject to increase pursuant to its terms, and which options expire on July 27,
     1997), between the Company and SPB.

   (b) The following table sets forth information as to the ownership of shares of Common Stock, as of March 3, 1997, held by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them:

Title                                                             Percent
of Class                     Name             Amount Owned        of Class
--------                     ----             ------------        --------
Common
Stock                Rodney C. Sacks           3,983,657(1)        42.1%

                     Hilton H. Schlosberg      3,933,657(2)        41.8%

                     Harold C. Taber, Jr.      299,381.7(3)         3.2%

                     Norman C. Epstein            27,000(4)           *%

                     Benjamin M. Polk             32,000(5)           *%

Officers and Directors as a group (5 members:
4,729,539 shares or 47.2% in aggregate)(6)

---------------
*Less than 2%

(1) Includes 87,500 shares of Common Stock owned by Mr. Sacks. Also includes 714,490 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Includes options to purchase 200,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Sacks and options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) the 87,500 shares of Common Stock,
     (ii) the 350,000 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Hazelwood Investments Limited, a company controlled by Mr. Sacks and his family ("Hazelwood"): (a) the 247,911 shares held by Brandon No. 1 allocable to Hazelwood's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Hazelwood's limited partnership interest in Brandon No. 2.

(2) Includes 87,500 shares of Common Stock. Also includes 714,490 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Includes options to purchase 150,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Schlosberg and options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) the 87,500 shares of Common Stock, (ii) the 300,000 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Brandon Securities Limited, a company controlled by Mr. Schlosberg and his family: (a) the 247,911 shares held by Brandon No. 1 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 2.

(3) Includes 74,581.7 shares of Common Stock owned by Mr. Taber. Also includes options to purchase 74,800 shares of Common Stock exercisable at $3.98 per share pursuant to a Stock Option agreement dated July 27, 1992 (such number of options are subject to decrease and such exercise price is subject to increase pursuant to its terms, and which options expire on July 27, 1997), and options to purchase 150,000 shares of Common Stock exercisable at $1.38 per share out of a total of 180,000 shares granted pursuant to Stock Option Agreements dated July 27, 1992 and as of June 30, 1995, respectively, between the Company and Mr. Taber.

(4) Includes 15,000 shares of Common Stock registered in the name of Optimal Hedge Limited, a nominee for Mr. Epstein. Also includes presently exercisable options to purchase 12,000 shares of Common Stock under an Option Agreement with the Company dated as of June 30, 1995 granted pursuant to the Directors Plan.

(5) Includes 20,000 shares of Common Stock owned by Mr. Polk. Also includes presently exercisable options to purchase 12,000 shares of Common Stock under an Option Agreement with the Company dated as of June 30, 1995 granted pursuant to the Directors Plan.

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Benjamin M. Polk is a partner in the law firm of Whitman Breed Abbott & Morgan, which represents Hansen.

   Pursuant to the terms of a certain Assignment Agreement dated July 27, 1992 between HJI and Hansen, the Company has agreed to nominate and solicit proxies for the election to the Company's Board of Directors of one of the trustees designated by the trustees of a certain trust (the "Trust") formed pursuant to an Agreement of Trust dated July 27, 1992 for so long as the Trust shall be in existence for the benefit of Hansen and HJI. The initial designee of the Trust nominated to the Board was Anthony F. Kane who resigned from the Board in June, 1993. No other designee has been nominated by the Trust.

   Harold C. Taber, Jr., a director of the Company and President of HBC, is indebted to the Company in the amount of $61,499, which includes portion of the original principal amount and accrued interest thereon. Such debt bears interest at 6.88% per annum.

   The preceding descriptions of agreements are qualified in their entirety by reference to such agreements which have been filed as exhibits to this Report.

                                   PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)     1. INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

          Independent Auditors' Report                                     F-2

          Consolidated Balance Sheets as of December 31, 1996 and 1995     F-3

          Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995 and 1994                                 F-4

          Consolidated Statements of Shareholders' Equity for the Years
          Ended December 31, 1996, 1995 and 1994                           F-5

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                                 F-6

          Notes to Consolidated Financial Statements for the Years Ended
          December 31, 1996, 1995 and 1994                                 F-7

          2. FINANCIAL STATEMENT SCHEDULES

          Schedule II -- Valuation and Qualifying Accounts for the
          Years Ended December 31, 1996 and 1995                          F-18

          3. EXHIBITS

          See the Index to Exhibits included hereinafter.

  (b)     REPORTS ON FORM 8-K

          None

                                 SIGNATURES

   Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HANSEN NATURAL CORPORATION

                                By: /s/ RODNEY C. SACKS    Date: March 31, 1997
                                    -------------------
                                    Rodney C. Sacks
                                    Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                Title                                  Date
       ---------                                -----                                  ----
/s/ RODNEY C. SACKS              Chairman of the Board of Directors;            March 31, 1997
------------------------         and Chief Executive Officer (Principal
Rodney C. Sacks                  Executive Officer and Principal
                                 Financial and Accounting Officer)

/s/ HILTON H. SCHLOSBERG         Vice Chairman of the Board of                  March 31, 1997
------------------------         Directors; President; and Secretary
Hilton H. Schlosberg

/s/ BENJAMIN M. POLK             Director                                       March 31, 1997
------------------------
Benjamin M. Polk

/s/ NORMAN C. EPSTEIN            Director                                       March 31, 1997
-------------------------
Norman C. Epstein

/s/ HAROLD C. TABER, JR.         Director                                       March 31, 1997
------------------------
Harold C. Taber, Jr.

                               INDEX TO EXHIBITS

   The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

Exhibit No.                    Document Description
-----------                    --------------------
   3(a)         Certificate of Incorporation(1)

   3(b)         Amendment to Certificate of Incorporation dated
                October 21, 1992.(2)

   3(c)         By-Laws(2)

  10(c) Asset Purchase Agreement dated June 8, 1992 ("Asset Purchase Agreement"), by and among Unipac Corporation ("Unipac"), Hansen Beverage Company ("Hansen"), California CoPackers Corporation ("CoPackers"), South Pacific Beverages, Ltd. ("SPB"), Harold C. Taber, Jr. ("Taber"), Raimana Martin ("R. Martin"), Charles Martin ("C. Martin"), and Marcus I. Bender ("Bender"), and, with respect to certain provisions, ERLY Industries, Inc. ("ERLY"), Bender Consulting Incorporated ("Bender Consulting") and Black Pearl International, Ltd. ("Black Pearl").(2)

  10(d)         First Amendment to Asset Purchase Agreement dated as of
                July 10, 1992.(2)

  10(e)         Second Amendment to Asset Purchase Agreement dated as of
                July 16, 1992.(2)

  10(f)         Third Amendment to Asset Purchase Agreement dated as of
                July 17, 1992.(2)

  10(g)         Fourth Amendment to Asset Purchase Agreement dated as of
                July 24, 1992.(2)

  10(h) Subordinated Secured Promissory Note of Hansen in favor of ERLY dated July 27, 1992 in the principal amount of $4,000,000.(2)

  10(i) Security Agreement dated July 27, 1992 by and between Hansen and ERLY.(2)

  10(j) Stock Option Agreement by and between SPB and Unipac dated July 27, 1992 for an option price of $4.75 per share.(2)

---------------
(1) Filed previously as an exhibit to the Registration Statement on Form S-3 (no. 33-35796) (the "Registration Statement").

(2) Filed previously as an exhibit to the Company's proxy statement dated October 21, 1992.

Exhibit No.                    Document Description
-----------                    --------------------
  10(k) Stock Option Agreement by and between Taber and Unipac dated July 27, 1992 for an option price of $4.75 per share.(2)

  10(l) Stock Option Agreement by and between CoPackers and Unipac dated July 27, 1992 for an option price of $4.75 per share.(2)

  10(n) Stock Option Agreement by and between SPB and Unipac dated July 27, 1992 for an option price of $2.50 per share.(2)

  10(o) Stock Option Agreement by and between CoPackers and Unipac dated July 27, 1992 for an option price of $2.50 per share.(2)

  10(p) Assignment Agreement re: Trademarks by and between Hansen's Juices, Inc. ("HJI"), and Hansen, dated July 27, 1992.(8)

  10(q) Assignment of Trademarks dated July 27, 1992 by HJI to Gary Hansen, Anthony Kane and Burton S. Rosky, as trustees under that certain trust agreement dated July 27, 1992 (the "Trust").(8)

  10(r) Assignment of License by CoPackers to Hansen dated as of July 27, 1992.(8)

  10(s) Employment Agreement between Hansen and Taber dated as of July 27, 1992.(3)

  10(t) Consulting Agreement by and between Hansen and Black Pearl dated July 27, 1992.(3)

  10(u) Consulting Agreement by and between Hansen and C. Martin dated July 27, 1992.(3)

  10(w) Registration Rights Agreement by and among Unipac, SPB, CoPackers, Taber, Wedbush Morgan Securities ("Wedbush"), Rodney C. Sacks, and Hilton H. Schlosberg, dated
                July 27, 1992.(3)

  10(z) Soda Side Letter Agreement dated June 8, 1992 by and among Unipac, Hansen, SPB, Black Pearl, Tahiti Beverages, S.A.R.L.,
                R. Martin and C. Martin.(4)

  10(bb) Hansen/Taber Agreement dated July 27, 1992 by and among Hansen and Taber.(8)

  10(cc) Other Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust.(8)

---------------
(2) Filed previously as an exhibit to the Company's proxy statement dated October 21, 1992.

(3)  Filed previously as an exhibit to Form 8-K dated July 27, 1992.

(4) Filed previously as an exhibit to Post-Effective Amendment No. 8 to the Registration Statement.

(8) Filed previously as an exhibit to Form 10-K for the year ended December 31, 1995.

Exhibit No.                    Document Description
-----------                    --------------------
  10(dd) Non-Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust.(8)

  10(ee) Agreement of Trust dated July 27, 1992 by and among HJI and Hansen and Gary Hansen, Anthony Kane and Burton S. Rosky.(8)

  10(ff) Carbonated Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust.(8)

  10(gg) Royalty Sharing Agreement dated July 27, 1992 by and between Hansen and the Trust.(8)

  10(hh) Fresh Juices License Agreement dated as of July 27, 1992 by and between Hansen and the Trust.(8)

  10(ii) Incentive Stock Option Agreement dated July 27, 1992 by and between Unipac and Taber at the option price of $2.00 per share.(2)

  10(jj) CoPacking Agreement dated November 24, 1992 by and between Tropicana Products Sales, Inc. and Hansen.(4)

  10(kk)        Office Lease, dated December 16, 1992 by and between Lest C.
                Smull as Trustee, and his Successors under Declaration of Trust for the Smull family, dated December 7, 1984, and Hansen.(5)

  10(ll) Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Rodney C. Sacks.(5)

  10(mm) Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Hilton H. Schlosberg.(5)

  10(nn) Stock Option Agreement dated as of February 14, 1995 between Hansen Natural Corporation and Benjamin M. Polk.(7)

  10(oo) Stock Option Agreement dated as of February 14, 1995 between Hansen Natural Corporation and Norman C. Epstein.(7)

  10(pp) Employment Agreement dated as of January 1, 1994 between Hansen Natural Corporation and Hilton H. Schlosberg.(6)

---------------
(2) Filed previously as an exhibit to the Company's proxy statement dated October 21, 1992.

(4) Filed previously as an exhibit to Post-Effective Amendment No. 8 to the Registration Statement.

(5) Filed previously as an exhibit to Form 10-KSB for the year ended December 31, 1992.

(6) Filed previously as an exhibit to Form 10-KSB for the year ended December 31, 1993.

(7) Filed previously as an exhibit to Form 10-KSB for the year ended December 31, 1994.

(8) Filed previously as an exhibit to Form 10-K for the year ended December 31, 1995.

Exhibit No.                    Document Description
-----------                    --------------------
  10(qq) Employment Agreement dated as of January 1, 1994 between Hansen Natural Corporation and Rodney C. Sacks.(6)

  10(rr) Stock Option Agreement dated as of July 3, 1995 between Hansen Natural Corporation and Rodney C. Sacks.(8)

  10(ss) Stock Option Agreement dated as of July 3, 1995 between Hansen Natural Corporation and Hilton H. Schlosberg.(8)

  10(tt) Stock Option Agreement dated as of June 30, 1995 between Hansen Natural Corporation and Harold C. Taber, Jr.(8)

  21            Subsidiaries(5)

  23            Independent Auditors' Consent

  27            Financial Data Schedule

--------------
(5) Filed previously as an exhibit to Form 10-KSB for the year ended December 31, 1992.

(6) Filed previously as an exhibit to Form 10-KSB for the year ended December 31, 1993.

(8) Filed previously as an exhibit to Form 10-K for the year ended December 31, 1995.

                        INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
HANSEN NATURAL CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995             F-3

Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994                                         F-4

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1996, 1995 and 1994                                         F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                         F-6

Notes to Consolidated Financial Statements for the years ended
December 31, 1996, 1995 and 1994                                         F-7

Valuation and Qualifying Accounts for the years ended
December 31, 1996 and 1995                                              F-18

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hansen Natural Corporation
Anaheim, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Costa Mesa, California
March 25, 1997

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

                                                          1996         1995
                                                          ----         ----
ASSETS
CURRENT ASSETS:
Cash (Note 1)                                          $  186,931     $  87,916
Accounts receivable (net of allowance for
  doubtful accounts, sales returns and cash
  discounts of $234,749 in 1996 and $422,831
  in 1995 and promotional allowances of $926,045
  in 1996 and $782,034 in 1995)                           944,227     1,729,155
Inventories (Notes 1 and 5)                             3,111,124     3,120,519
Prepaid expenses and other current assets (Note 6)        331,869       487,507
                                                      -----------   -----------
  Total current assets                                  4,574,151     5,425,097

PLANT AND EQUIPMENT, net (Notes 1 and 7)                  602,272       784,884

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of
  accumulated amortization of $2,089,640
  in 1996 and $1,692,885 in 1995) (Note 1)             10,459,144    10,794,052
Notes receivable from officers                             70,153        73,883
Deposits and other assets (Note 6)                        403,353       443,503
                                                      -----------   -----------
  Total intangible and other assets                    10,932,650    11,311,438
                                                      -----------   -----------
                                                      $16,109,073   $17,521,419
                                                      -----------   -----------
                                                      -----------   -----------

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 8)                          $ 893,429   $ 1,474,335
Accounts payable                                        2,139,050     3,382,765
Accrued liabilities                                       200,602       155,959
Current portion of long-term debt (net
  of unamortized premium of $48,541
  in 1996) (Note 9)                                     4,048,541        30,782
                                                      -----------   -----------
Total current liabilities                               7,281,622     5,043,841

LONG-TERM DEBT (net of unamortized premium
  of $17,875) (Note 9)                                                4,031,663

SHAREHOLDERS' EQUITY:
Common stock -- $.005 par value; 30,000,000
  shares authorized; 9,122,868 shares issued
  and outstanding in 1996 and 1995 (Note 2)                45,614        45,614
Additional paid-in capital                             10,847,355    10,847,355
Accumulated deficit                                    (2,126,100)   (2,483,266)
Foreign currency translation
  adjustment (Note 1)                                      60,582        36,212
                                                      -----------   -----------
Total shareholders' equity                              8,827,451     8,445,915
                                                      -----------   -----------
                                                      $16,109,073   $17,521,419
                                                      -----------   -----------
                                                      -----------   -----------

        See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,


                                                   1996             1995             1994
                                                   ----             ----             ----
NET SALES (Note 1)                             $35,565,485       $33,990,675      $28,815,522

COST OF SALES                                   21,671,064        21,855,369       15,886,142
                                               -----------       -----------      -----------
GROSS PROFIT                                    13,894,421        12,135,306       12,929,380

OPERATING EXPENSES:
Selling, general and administrative (Note 10)   12,524,850        12,506,770       13,117,979
Amortization of trademark license (Note 1)         396,755           497,750          493,336
Other expenses                                     295,869           437,494          505,497
                                               -----------       -----------      -----------

  Total operating expenses                      13,217,474        13,442,014       14,116,812
                                               -----------       -----------      -----------

OPERATING INCOME (LOSS)                            676,947        (1,306,708)      (1,187,432)

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                     585,733           459,542          344,923
Interest income                                     (8,919)          (19,725)         (58,325)
Other income (Note 3)                             (259,433)         (399,232)         (28,766)
                                               -----------       -----------      -----------

  Net nonoperating expense                         317,381            40,585          257,832

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                              359,566        (1,347,293)      (1,445,264)

INCOME TAX PROVISION (BENEFIT) (Note 4)              2,400             2,400          (37,917)
                                               -----------       -----------      -----------

NET INCOME (LOSS)                              $   357,166       $(1,349,693)     $(1,407,347)
                                               -----------       -----------      -----------
                                               -----------       -----------      -----------

NET INCOME (LOSS) PER COMMON SHARE             $      0.04       $     (0.15)     $    (0.15)
                                               -----------       -----------      -----------
                                               -----------       -----------      -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
  SHARE EQUIVALENTS USED IN
  PER SHARE COMPUTATIONS                         9,217,865         9,122,868        9,122,868
                                               -----------       -----------      -----------
                                               -----------       -----------      -----------

         See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                    (Accumulated    Foreign
                                   Common stock       Additional        deficit)   currency
                                ------------------      paid-in        Retained   translation
                                Shares        Amount    capital        earnings    adjustment         Net
                               ---------    --------  ------------  -----------  --------------  ------------
Balance,
 January 1, 1994               8,783,431    $ 43,918  $ 10,083,823  $  332,740   $      -        $ 10,460,481

Shares issued                      5,604          28        14,072                                     14,100
Accretion to redeemable
 common stock (Note 2)                                                 (58,966)                       (58,966)
Reverse redeemable
 common stock (Note 2)           333,833       1,668       749,460                                    751,128
Foreign currency translation
 adjustment (Note 1)                                                                     32,315        32,315
Net loss                                                            (1,407,347)                    (1,407,347)
                               ---------    --------  ------------  -----------  --------------  ------------

Balance,
 December 31, 1994             9,122,868      45,614    10,847,355  (1,133,573)          32,315     9,791,711

Foreign currency translation
 adjustment (Note 1)                                                                      3,897         3,897
Net loss                                                            (1,349,693)                    (1,349,693)
                               ---------    --------  ------------  -----------  --------------  ------------

Balance,
 December 31, 1995             9,122,868      45,614    10,847,355  (2,483,266)          36,212     8,445,915

Foreign currency translation
 adjustment (Note 1)                                                                     24,370        24,370
Net income                                                             357,166                        357,166
                               ---------    --------  ------------  -----------  --------------  ------------

Balance,
 December 31, 1996             9,122,868    $ 45,614  $ 10,847,355  $(2,126,100) $       60,582  $  8,827,451
                               ---------    --------  ------------  -----------  --------------  ------------
                               ---------    --------  ------------  -----------  --------------  ------------

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                               1996           1995           1994
                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $    357,166   $ (1,349,693)  $ (1,407,347)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Amortization of trademark license                              396,755        497,750        493,336
 Depreciation and other amortization                            249,035        246,969        193,912
 Gain on sale of plant and equipment                                            (2,129)       (12,003)
 Effect on cash of changes in operating assets
  and liabilities:
  Accounts receivable                                           784,928       (712,533)      (270,991)
  Inventories                                                     9,395       (430,275)    (1,480,828)
  Prepaid expenses and other current assets                     155,638        (21,359)      (206,071)
  Accounts payable                                           (1,243,715)        13,971      1,847,806
  Accrued liabilities and deferred income taxes                  44,643       (252,688)      (104,144)
                                                           -------------   ------------   ------------
   Net cash provided by (used in) operating activities          753,845     (2,009,987)      (946,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                 (97,650)      (396,538)      (613,866)
Proceeds from sale of plant and equipment                        61,893        103,494         39,441
Increase in trademark license and trademarks                    (61,847)       (96,639)       (78,690)
Decrease (increase) in notes receivable from officers             3,730         25,271         (5,994)
Decrease (increase) in deposits and other assets                 40,150         (8,355)      (306,426)
                                                           -------------   ------------   ------------
   Net cash used in investing activities                        (53,724)      (372,767)      (965,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings                  (580,906)      1,474,335
Increase in long-term debt                                                                     49,354
Principal payments on long-term debt                           (44,570)        (98,599)       (24,706)
Issuance of common stock                                                                       14,100
Proceeds from exercise of Class B warrants and related
 issuance of common stock                                                                     663,213
                                                           -------------   ------------   ------------
   Net cash (used for) provided by financing activities        (625,476)     1,375,736        701,961

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          24,370          3,897         32,315
                                                           -------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                                  99,015     (1,003,121)    (1,177,589)
CASH, beginning of year                                          87,916      1,091,037      2,268,626
                                                           -------------   ------------   ------------
CASH, end of year                                          $    186,931    $    87,916    $ 1,091,037
                                                           -------------   ------------   ------------
                                                           -------------   ------------   ------------
SUPPLEMENTAL INFORMATION --
Cash  paid during the year for:
 Interest                                                  $    459,182    $   327,923    $   232,688
                                                           -------------   ------------   ------------
                                                           -------------   ------------   ------------
 Income taxes                                              $      2,400    $     2,400    $   112,544
                                                           -------------   ------------   ------------
                                                           -------------   ------------   ------------

         See accompanying notes to consolidated financial statements.
                                       F-6

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION -- Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. Hansen owns all of the issued and outstanding common stock of CVI Ventures, Inc. ("CVI"), which was incorporated in Delaware on April 30, 1990. CVI is currently inactive. Hansen owns all of the issued and outstanding common stock of Hansen Beverage Company ("HBC"), which was incorporated in Delaware on June 8, 1992. HBC owns all of the issued and outstanding ordinary shares of Hansen Beverage Company (UK) Limited ("HBC (UK)"), which was incorporated in England on July 13, 1993.

   NATURE OF OPERATIONS -- HBC is engaged in the marketing, sale and distribution of Hansen's-R- Natural Sodas, Hansen's-R- Old Fashioned Apple Juice, Hansen's-R- Natural Iced Teas, Hansen's-R- Natural Lemonades, Hansen's-R- Natural Juice Cocktails, Hansen's-R- Natural Fruit Juice Smoothies, Hansen's-R- Natural Still Water, Equator-R- Iced Teas, Equator-R-Lemonades and Equator-R- Juice Cocktails primarily in certain western states as well as many other states, the United Kingdom, and on a limited basis, in other markets outside of the United States.

   PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Hansen and its wholly-owned subsidiaries, CVI and HBC, and HBC's wholly-owned subsidiary HBC (UK), since its date of incorporation. All intercompany balances and transactions have been eliminated in consolidation.

   RECLASSIFICATIONS -- Certain reclassifications were made in the consolidated financial statements to conform the 1996, 1995 and 1994 presentations on a comparable basis.

   TRANSLATION OF FOREIGN CURRENCIES -- Assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the respective years. The functional currency of this subsidiary is the sterling pound; therefore, translation gains or losses are recorded as a separate component of shareholders' equity.

   CASH -- As of December 31, 1996 and 1995, cash was comprised of demand deposit accounts.

   INVENTORIES -- Inventories are valued at the lower of first-in, first-out cost (FIFO) or market value (net realizable value).

   PLANT AND EQUIPMENT -- Plant and equipment are stated at cost. Depreciation of furniture, fixtures, equipment and vehicles is based on their estimated useful lives (three to five years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method.

   TRADEMARK LICENSE AND TRADEMARKS -- Trademark license represents the Company's license to use certain Hansen-R- brand names. Trademarks represent expenditures incurred to trademark other branded names. Prior to the third quarter of 1996, trademark license and trademarks were being amortized over 25 years using the straight-line method. Management periodically evaluates whether there has been any impairment of the trademark license or trademarks based on an analysis of applicable undiscounted expected future cash flows. During the third quarter of 1996, the estimated life of the Company's trademark license and trademarks was changed from 25 years to 40 years. The change in estimate was attributable to several factors including the Company's increasing revenues and profitable operations through the second quarter of 1996, which increased the value of such trademark license and trademarks and to more closely conform such useful life with that used by other beverage companies. The effect of such change in accounting estimate is (i) a reduction in amortization of trademark license and trademarks of $101,000 for the year 1996 and (ii) an increase in net income of $.01 per share on a fully diluted basis for the year ended December 31, 1996. The Company has not restated its results for the comparable prior years to reflect amortization over 40 years. Accordingly, the results for the year ended December 31, 1996 are not directly comparable to the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

   results for the years ended December 31, 1995 and 1994 to the extent of the reduction in amortization of trademark license and trademarks of $101,000 in 1996.

   REVENUE RECOGNITION -- The Company records revenue at the time the related products are shipped.

   CREDIT RISK -- The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

   NET INCOME (LOSS) PER COMMON SHARE -- Net loss per common share for 1995 and 1994 was computed based on the number of common shares outstanding at the respective year-ends. Net income per common share for 1996 was computed based on the weighted average number of common and common share equivalents outstanding during the period. Common and common share equivalents include the fully dilutive effect of stock options, warrants and units based on the average market price of Hansen Common Stock for the year then ended (Note 11).

   FAIR VALUE OF FINANCIAL INSTRUMENTS -- Management believes the recorded amounts of cash and cash equivalents, accounts receivable, trade payables and long-term debt approximate fair market value.

   USE OF ESTIMATES -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

   LONG-LIVED ASSETS -- The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. As of December 31, 1996, management does not believe that the Company's long-lived assets have been impaired.

   MANAGEMENT'S PLAN -- Management is currently investigating various alternatives for the refinancing of the $4 million note payable to ERLY Industries and due on July 27, 1997, which may or may not include the refinancing of the revolving line of credit described in Note 8 below, the securing of a new term loan and/or other financing arrangements. The note payable to ERLY is secured by the Company's principal trademark license, but such security is subordinated to the revolving line of credit described in Note 8 below. The Company has signed a financing proposal with a bank which is one of the financial institutions with whom it is holding discussions, which is subject to various conditions and credit approval by that bank and execution and delivery of all documents and information required by that bank in form and substance satisfactory to that bank. The Company has various options open to it in the event that such proposed financing is not concluded including, but not limited to, another financing proposal that has been submitted to the Company by another bank. Consequently, management believes that it will be able to successfully complete a refinancing prior to the maturity date of the note. However, there can be no assurance that a financing can be completed, or if completed, will be on terms acceptable to the Company.

   The Company has reduced expenses in the United Kingdom and restructured its national sales organization and the number of regional managers and field representatives. The Company has secured additional copacking arrangements in other parts of the United States which should reduce freight costs for the Company's fruit juice Smoothie products in 1997 on a per case basis, although there can be no assurance in this regard. The Company has also negotiated lower raw material prices with certain of its suppliers and

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

   copackers which is expected to lower the cost of goods and increase gross margins during 1997. Management believes that, as a result, the profitability of the Company will be positively affected during the remainder of the year, although there can be no assurance in this regard.

2. ACQUISITION OF BUSINESS

   On July 27, 1992, Hansen, through HBC, completed the acquisition of the business (the "Hansen Business") of California CoPackers Corporation (d/b/a Hansen Beverage Company) ("CCC"), which was accounted for as a purchase as of its effective date.

   Under the terms of the Asset Purchase Agreement ("Purchase Agreement") with CCC and its shareholders ("Sellers"), HBC acquired substantially all of the assets of CCC and the related Hansen Business (the "Acquisition") for an initial purchase price of approximately $14.8 million. During the year ended December 31, 1993, the initial purchase price was adjusted to $14.25 million ("Purchase Price") as a result of the reversal of the balance of the Earnout, as discussed below, offset by an additional accrual for contingent liabilities in connection with the Acquisition.
   The Purchase Price consists of the payment or assumption of certain of CCC's liabilities (including trade accounts payable and accrued expenses), the issuance of an aggregate 820,082 shares of Hansen Common Stock, the payment of approximately $0.5 million to or on behalf of CCC, and the grant of options to purchase up to an aggregate 1,200,000 shares of Hansen Common Stock.

   Pursuant to the Purchase Agreement, the Company was initially liable for payment of up to $1,710,000 to the Sellers in cash and shares of Hansen Common Stock (the "Earnout") in the event the Hansen Business achieved certain performance goals during 1992 and 1993, computed, earned and paid separately at each year-end. The amount of $1,710,000 was initially included in the initial purchase price for financial reporting purposes.

   With respect to the year ended December 31, 1992, $990,698 of the Earnout was earned by the Sellers and was paid by the Company and HBC during the second quarter of 1993. Half of the amount was paid in cash and the remaining half paid in Hansen Common Stock. In connection with the payment of the stock portion of the Earnout, 152,415 shares of Hansen Common Stock were issued and recorded at a price of $3.25 per share, being the agreed value of such shares which was determined with reference to the average market price of Hansen Common Stock during the two-week period prior to payment.

3. OTHER INCOME

   In connection with the acquisition of the Hansen business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of that lawsuit and, consequently, the Company fully reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company was to receive a total of $616,000 plus interest. In 1995, the reserve against the note was reduced to $270,000, and the Company recorded $346,000 in other income. Following receipt of the remaining proceeds during 1996, the remaining reserve against the note was eliminated. In connection therewith, $233,000 was recorded in other income during 1996, net of $37,000 of attorney's fees incurred in connection with the settlement, which constituted the full extent of recovery under this note.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

4. INCOME TAXES

   The Company accounts for income taxes under the provision of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws.
   In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

   Components of the income tax provision (benefit) are as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                              1996         1995         1994
                                              ----         ----         ----
     Current income taxes:
       Federal                             $      -     $      -     $   2,094
       State                                   2,400        2,400        2,400
                                           ---------    ---------    ---------
                                           $   2,400    $   2,400    $   4,494
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

     Deferred income taxes:
       Federal                             $ 693,174     (307,207)   $(268,152)
       State                                  64,685      (40,808)      12,766
       Less change in valuation allowance   (757,859)     348,015      212,975
                                           ---------    ---------    ---------
                                                (-0-)        (-0-)     (42,411)
                                           ---------    ---------    ---------
                                           $   2,400    $   2,400    $ (37,917)
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

   A reconciliation of the income tax provision (benefit) that would result from applying the federal statutory rate of 34% to the income tax provision (benefit) is as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                              1996         1995         1994
                                              ----         ----         ----
     Income tax provision (benefit)
       using the statutory rate            $ 121,436    $(458,896)   $(505,842)
     Change in valuation allowance          (202,256)     348,015      212,975
     Effect of foreign corporation            69,386      143,370      269,851
     Other                                    11,434      (32,489)     (14,901)
                                           ---------    ---------    ---------
                                           $    (-0-)   $    (-0-)   $ (37,917)
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

   Major components of the Company's deferred taxes at December 31 are as follows:

                                                            Year Ended December 31,
                                                            -----------------------
                                                        1996         1995         1994
                                                        ----         ----         ----

     Net operating loss carryforwards - non-SRLY     $ 603,222    $ 786,117    $ 369,452
     Net operating loss carryforwards - SRLY            32,149      324,594      358,782
     Net operating loss carryforwards - State           88,960      111,552       47,797
     Reserves for returns                               60,533       53,425       22,268
     Reserves for bad debts                             30,310       11,235       29,011
     Reserves for obsolescence                          52,195       86,600       45,465
     Capitalization of inventory costs                  17,320        8,660           -
     State franchise tax                               (38,310)      25,631       18,052
     Accrued compensation                               31,164       28,506       20,599
     Amortization of trademark license                (678,146)    (492,885)    (351,354)
     Depreciation                                      (49,168)     (35,347)          -
                                                     ---------    ---------    ---------
                                                       150,229      908,088      560,072
                                                     ---------    ---------    ---------
     Less valuation allowance                         (150,229)    (908,088)    (560,072)
                                                     ---------    ---------    ---------
                                                     $    (-0-)   $    (-0-)   $    (-0-)
                                                     ---------    ---------    ---------
                                                     ---------    ---------    ---------

   The Company's federal income tax returns for the years 1992, 1993 and 1994 have been audited by the Internal Revenue Service. As a result of this audit, certain SRLY and non-SRLY net operating losses have been disallowed. Accordingly, the Company has reduced its deferred tax assets and the related valuation allowance by the reduction of such disallowed net operating losses at the effective federal tax rate.

   The non-SRLY net operating loss carryforwards for federal and state income tax purposes of approximately $1,774,000 expire through 2011. The remaining SRLY net operating loss carryforwards for federal tax purposes of approximately $95,000 expire through 2005.

   At December 31, 1996, HBC (UK) had net operating loss carryforwards of approximately $1.5 million which have no expiration date.

5. INVENTORIES

   Inventories consist of the following at December 31:

                                                1996          1995
                                                ----          ----
        Raw materials                        $  876,498    $  814,850
        Finished goods                        2,234,626     2,305,669
                                             ----------    ----------
                                             $3,111,124    $3,120,519
                                             ----------    ----------
                                             ----------    ----------

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

6. PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS

   In January 1994, the Company entered into an agreement wherein certain inventory was exchanged for future advertising and marketing credits. These credits are redeemable and used as payment against 50% of the cost of broadcast, television and print media and approximately 20% to 40% of the cost of marketing related services consisting of promotional and travel services. These credits were assigned a value of $931,000 by the barter company ("barter basis"). The Company assigned a value of $490,000 to these credits, based on the net realizable value of inventory exchanged ("cost basis"). As of December 31, 1996, advertising and marketing credits, on a cost basis, totaled $378,000, of which $89,000 is included in prepaid expenses and other current assets and $289,000 is included in deposits and other assets. Advertising and marketing credits on a barter basis totaled $718,000 at year-end. These credits can be utilized at any time by the Company until January 2002, at which time any remaining credits expire.

7. PLANT AND EQUIPMENT

   Plant and equipment consist of the following at December 31:

                                             1996          1995
                                             ----          ----
           Leasehold improvements         $   47,834    $   47,834
           Furniture and fixtures            244,792       209,049
           Equipment & vehicles              806,668       827,903
                                          ----------    ----------
                                           1,099,294     1,084,786
          Less accumulated depreciation     (497,022)     (299,902)
                                          ----------    ----------
                                          $  602,272    $  784,884
                                          ----------    ----------
                                          ----------    ----------

8. SHORT-TERM BORROWINGS

   During the third quarter of 1995, the Company obtained a revolving line of credit up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependant upon certain levels of eligible accounts receivable and inventory from time to time. The line of credit is secured by substantially all of the Company's assets, including accounts receivable, inventory, trademarks, trademark
   licenses and certain equipment.   The interest rate charged by the lender
   under this credit facility is prime plus 3% computed daily on the outstanding loan balance. The amount outstanding under the line of credit as of December 31, 1996 and December 31, 1995 was $893,429 and $1,474,335,
   respectively. The line of credit, which was renewed in August 1996, terminates and all amounts owing thereunder become due on August 31, 1997 unless further renewed. The line of credit is subject to automatic renewal on an annual basis unless terminated by either party. Management expects the line of credit to be renewed or a comparable line of credit to be secured, although there can be no assurance in this regard.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

9.  LONG-TERM DEBT

    Long-term debt consists of the following
    at December 31:                                      1996            1995
                                                         ----            ----

    Note payable to ERLY Industries, collateralized
    by the trademark license, specified monthly
    interest payments at an effective interest rate
    of approximately 7 1/4%, net of unamortized
    premium of $48,541 in 1996 and $17,875 in 1995,
    due July 27, 1997 (discount based on imputed
    interest rate of 8.71%)                           $ 4,048,541   $ 4,017,875

    Notes payable to financing company in connection
    with the acquisition of certain vehicles at
    varying interest rates between 13.8% and 21.3%,
    secured by such vehicles, principal and interest
    payable in monthly installments of $1,388 in
    aggregate, maturing at various dates in 1996                         44,570
                                                      -----------   -----------
                                                        4,048,541     4,062,445
    Less current portion of long-term debt             (4,048,541)      (30,782)
                                                      -----------   -----------
                                                      $       -0-   $ 4,031,663
                                                      -----------   -----------
                                                      -----------   -----------

10. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES -- The Company leases its office facilities under the terms of a five-year lease commencing February 19, 1993 and certain equipment under noncancelable operating leases expiring through 1998. Rent expense related to these leases amounted to $118,871, $128,508 and $104,305 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rental payments under such office lease and noncancelable operating leases referred to above are as follows:

      Year ending December 31:

                    1997                        $122,529
                    1998                          21,117
                    1999                           1,668
                                                --------
                                                $145,314
                                                --------
                                                --------

    EMPLOYMENT AND CONSULTING AGREEMENTS -- The Company entered into an employment agreement dated as of January 1, 1994 with a director who serves as the Company's Chairman and Chief Executive Officer for an annual base salary of $170,000, subject to adjustment annually, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits for the period commencing January 1, 1994 and ending December 31, 1998. For 1994, the Chairman agreed to a temporary reduction of his annual base salary to $160,000. For 1995, the Chairman agreed to a temporary reduction of his annual base salary to $150,000. Beginning January 1, 1996, the Chairman agreed to a temporary reduction of his annual base salary to $135,000.

    The Company also entered into an employment agreement dated as of January 1, 1994 with a director who serves as the Company's Vice Chairman and President, for an annual base salary of $170,000 starting when he commenced full-time employment, subject to adjustment annually, plus an annual bonus in an amount to be determined by the Board of Directors and certain fringe benefits for the period commencing January 1, 1994 and ending December 31, 1998. From commencement of full-time employment during July 1995, the Vice Chairman agreed to a temporary reduction of his annual base salary to $150,000. Beginning January 1, 1996, the Vice Chairman agreed to a temporary reduction of his annual base salary for 1996 to $127,500

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

    and beginning from January 1, 1997 to $135,000.

    HBC entered into an employment agreement dated as of July 27, 1992 for a term of up to six years with a director who serves as the President and Chief Executive Officer of HBC with an initial annual base salary of $170,000 and the payment of $30,000 per annum in lieu of a retirement plan, plus a bonus based upon HBC's business achieving certain performance goals, and the grant of options to purchase 180,000 shares of Common Stock exercisable for six years at $2.00 per share. The option price was revised to $1.38 per share pursuant to a Stock Option Agreement dated as of June 30, 1995 between the Company and the President of HBC. Beginning January 1, 1996, the President of HBC agreed to a temporary reduction of his annual base salary to $135,000.

    The Company entered into a five-year consulting agreement dated as of July 27, 1992 with a company, which provides for payment of fees of $10,000 per month for the first 16 months of its term and payment of fees of $12,166 per month for the balance of the term.

    The Company entered into a five-year consulting agreement dated as of July 27, 1992 with an individual, which provides for payment of fees of $10,000 per month for the first 16 months of its term and fees of $12,166 per month for the balance of the term.

    PURCHASE COMMITMENTS -- As of December 31, 1996, the Company had open purchase commitments for certain raw materials amounting to approximately $581,000.

11. STOCK OPTIONS AND WARRANTS

    The Company has two stock option plans: the Employee Stock Option Plan ("the Plan") and the Outside Directors Stock Option Plan ("Directors' Plan").

    The Plan provides for the granting of options to purchase not more than
    1.5 million shares of Hansen Common Stock to key employees of the Company and its subsidiaries. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 1996, options to purchase 1,488,000 shares of Hansen Common Stock had been granted under the Plan, net of options that have expired, and options to purchase 12,000 shares of Hansen Common Stock remained available for grant under the plan. As more fully described in Note 13, subject to stockholder approval, an amendment to the Plan was approved to increase the number of shares of Common Stock issuable pursuant to the Plan and limit the number of options that may be granted to any individual under the Plan.

    Options granted under the Plan to purchase Hansen Common Stock pursuant to individual stock option agreements are as follows:

      On June 15, 1992, the Company granted to each of Rodney C. Sacks and Hilton H. Schlosberg, options to purchase 200,000 and 150,000 shares of Hansen Common Stock, respectively, each of which vest in increments of 50,000 shares on the date of grant and annually beginning January 1, 1993, exercisable for a ten-year period at an exercise price of $1.75 per share.

      On June 30, 1995, the Company granted to Harold C. Taber, Jr., options to purchase 180,000 shares of Hansen Common Stock of which 72,464 shares vested on the date of the grant with the remaining 107,536 shares vesting at different dates and in different amounts between January 1, 1996 and July 27, 1997, exercisable up to July 27, 1998 at an exercise price of $1.38 per share.

      On July 3, 1995, the Company granted to each of Rodney C. Sacks and Hilton H. Schlosberg, options to purchase 150,000 of Hansen Common Stock of which 75,000 shares vest on January 1, 1996 and

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

      75,000 shares vest on January 1, 1997, exercisable for a ten-year period at an exercise price of $1.25 per share.

      Between July 27, 1992 and December 31, 1996 the Company granted various members of management options to purchase an aggregate of 658,000 shares of Hansen Common Stock which vest in various increments over a five-year period at exercise prices which vary between $0.72 and $1.56 per share. These options exclude the options which were granted to Rodney C. Sacks, Hilton H. Schlosberg and Harold C. Taber, Jr., which are described above.

    The Directors' Plan provides for the grant of options to purchase up to 100,000 shares of Common Stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's Common Stock, exercisable at the closing price for a share of Common Stock on the date of grant. Options become exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995 are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a nonemployee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 1996, options to purchase 24,000 shares of Hansen Common Stock had been granted under the Directors Plan and options to purchase 76,000 shares of Hansen Common Stock remain available for grant.

    ACQUISITION OF THE HANSEN BUSINESS -- On July 27, 1992, the CCC shareholders were granted options to purchase initially, an aggregate 888,000 shares of Hansen Common Stock, decreasing by 2,500 shares on the first day of every month after July 27, 1992, but in no event to less than 738,000 shares, exercisable for five years, at an initial exercise price of $2.50 per share, increasing .8333% per month compounded monthly.

    On July 27, 1992, Wedbush Morgan Securities was granted options to purchase 12,000 shares of Hansen Common Stock, exercisable for five years at an initial exercise price of $2.50 per share, increasing .8333% per month compounded monthly.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

Information regarding these option plans is as follows:


                                             1996                        1995                     1994
                                            ------                      ------                   ------
                                                   Weighted-                   Weighted-                     Weighted-
                                                    average                     average                       average
                                                    exercise                    exercise                      exercise
                                     Shares          price        Shares         price          Shares         price
                                     ------        ---------      ------       ---------        ------       ----------
Options outstanding,
 beginning of year                 3,111,235         $ 2.07     3,011,235        $ 2.51        2,863,235       $ 2.43
Options granted                      150,000         $  .86       557,000        $ 1.28          198,000       $ 1.38
Options exercised                        -0-                          -0-                            -0-
Options canceled or expired         (936,735)        $ 1.86      (457,000)       $ 4.56          (50,000)      $ 1.98
                                   ---------         ------     ---------        ------        ---------       ------
Options outstanding,
 end of year                       2,324,500         $ 2.14     3,111,235        $ 2.07        3,011,235       $ 2.51
                                   ---------         ------     ---------        ------        ---------       ------
                                   ---------         ------     ---------        ------        ---------       ------
Option price range at
 end of year                                         $ .72 to                    $ .97 to                      $ 1.38 to
                                                     $ 3.69                      $ 3.51                        $ 6.04
Option price range
 for exercised shares                 N/A                           N/A                             N/A


    The Company has adopted the disclosure-only provisions of the SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      1996         1995
                                                      ----         ----
       Net income (loss), as reported             $ 357,165    $ (1,349,693)
       Net (loss), pro forma                      $ (26,233)   $ (1,657,040)

       Net income (loss) per share, as reported   $   0.039    $      (0.15)
       Net (loss) per share, pro forma            $  (0.003)   $      (0.18)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 81%; risk-free interest rate of 5.5%; and expected lives of 2 years. The following weighted-average assumptions were used for grants in 1995: dividend yield of 0%; expected volatility of 81%; risk-free interest rate of 5.9%; and expected lives of 3 years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:


                                       Options Outstanding                              Options Exercisable
                                       -------------------                              -------------------
                                            Weighted-
                          Number             average           Weighted-              Number            Weighted-
                      outstanding at        remaining           average           exercisable at         average
   Range of            December 31,        contractual          exercise           December 31,          exercise
exercise prices            1996                life               price                1996                price
----------------       ---------                ---              ------            ---------               ------
$  .72 to $ 1.13         218,000                 1               $  .89               18,600               $ 1.10
$ 1.25                   300,000                 2               $ 1.25              150,000               $ 1.25
$ 1.38                   594,000                 3               $ 1.38              466,628               $ 1.38
$ 1.47 to $ 1.75         445,000                 2               $ 1.70              358,000               $ 1.74
$ 3.69                   767,500                 1               $ 3.69              767,500               $ 3.69
----------------       ---------                ---              ------            ---------               ------
$ .72 to $ 3.69        2,324,500                                                   1,760,728
----------------       ---------                ---              ------            ---------               ------
----------------       ---------                ---              ------            ---------               ------

12. MAJOR CUSTOMERS

    Three customers accounted for 26.1%, 12.7% and 8.4%, respectively, of the Company's sales for the year ended December 31, 1996. A decision by any of these major customers to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

13. SUBSEQUENT EVENT

    In February 1997, subject to the approval of the stockholders of the Company, the Executive Committee of the Board of Directors of the Company approved an amendment to the Plan, as described in Note 11, to increase the number of shares of Common Stock issuable pursuant to the Plan to 2,000,000 and to limit to 500,000 the number of options that may be granted to any individual under the Plan during any 60-month period.

HANSEN NATURAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31,


                             Balance at          Charged to
                            beginning of          costs and         Charged to                       Balance at end
Description                    period             expenses        other accounts      Deductions       of period
-----------                 -----------          ----------       --------------      ----------     --------------
Allowance for doubtful accounts,
sales returns and cash discounts:

1996                          $422,831            937,502                              1,125,584         $234,749

1995                          $121,930            409,600            270,000(1)          378,699         $422,831

Promotional Allowances:

1996                          $782,034          3,915,447                              3,771,436         $926,045

1995                          $895,377          3,295,549                              3,408,892         $782,034

---------------
(1) In connection with the receivable described in NOTE 3, the Comnpany has retained a reserve of $270,000 against the note receivable from Hawaiian Water Partners.