Form 10-Q
period 1997-03-31
HANSEN NATURAL CORP
filed 1997-05-15
CIK 865752

      __________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997     COMMISSION FILE NUMBER 0-18761



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


                               YES  X  NO
                                  ----   --


            THE REGISTRANT HAD 9,122,868 SHARES OF COMMON STOCK
                     OUTSTANDING AS OF MAY 1, 1997

      __________________________________________________________________

                 HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                 -------------------------------------------
                                MARCH 31, 1997
                                --------------

                                    INDEX
                                    -----


                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION
-------

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 1997
              and December 31, 1996                                        3

              Consolidated Statements of Operations for the
              three months ended March 31, 1997 and 1996                   4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 1997 and 1996                   5

              Notes to Consolidated Financial Statements                   6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7


PART II.      OTHER INFORMATION
--------

Items 1-5.    Not Applicable                                              13

Item 6.       Exhibits and Reports on Form 8-K                            13

              Signature                                                   13

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                                          MARCH 31,           DECEMBER 31,
                                                                                            1997                 1996
                                                                                            ----                 ----
                                                       ASSETS
                                                       ------
CURRENT ASSETS:
Cash                                                                                 $        57,552        $      186,931
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $204,806 in
  1997 and $234,749 in 1996 and promotional allowances of
  $1,041,681 in 1997 and $926,045 in 1996)                                                 1,009,381               944,227
Inventories                                                                                2,761,841             3,111,124
Prepaid expenses and other current assets                                                    411,140               331,869
                                                                                     ----------------       ---------------
  Total current assets                                                                     4,239,914             4,574,151

PLANT AND EQUIPMENT, net                                                                     590,285               602,272

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
  of $2,163,140 in 1997 and $2,089,641 in 1996)                                           10,395,863            10,459,144
Notes receivable from officers                                                                71,671                70,153
Deposits and other assets                                                                    413,749               403,353
                                                                                     ----------------       ---------------
  Total intangible and other assets                                                       10,881,283            10,932,650
                                                                                     ----------------       ---------------
                                                                                     $    15,711,482        $   16,109,073
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------

                LIABILITIES & SHAREHOLDERS' EQUITY
                ----------------------------------
CURRENT LIABILITIES:
Short-term borrowings                                                                $       658,693        $      893,429
Accounts payable                                                                           2,015,392             2,139,050
Accrued liabilities                                                                          153,051               200,602
Current portion of long-term debt (net of unamortized premium
  of $49,157 in 1997 and $48,541 in 1996) (Note 2)                                            465,827            4,048,541
                                                                                     ----------------       ---------------
  Total current liabilities                                                                 3,292,963            7,281,622

LONG-TERM DEBT (Note 2)                                                                     3,583,330

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares authorized;
  9,122,868 shares issued and outstanding                                                      45,614               45,614
Additional paid-in capital                                                                 10,847,355           10,847,355
Accumulated deficit                                                                        (2,104,945)          (2,126,100)
Foreign currency translation adjustment                                                        47,165               60,582
                                                                                     ----------------       ---------------
  Total shareholders' equity                                                                8,835,189            8,827,451
                                                                                     ----------------       ---------------
                                                                                     $     15,711,482       $   16,109,073
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------


                                      3
         See accompanying notes to consolidated financial statements

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                            1997                 1996
                                                                                            ----                 ----
NET SALES                                                                            $     7,119,586        $     7,370,581

COST OF SALES                                                                              4,236,246              4,607,953
                                                                                     ----------------       ---------------

GROSS PROFIT                                                                               2,883,340              2,762,628

OPERATING EXPENSES:
Selling, general and administrative                                                        2,587,765              2,487,504
Amortization of trademark license and trademarks                                              73,500                125,424
Other expenses                                                                                74,144                 74,291
                                                                                     ----------------       ---------------
    Total operating expenses                                                               2,735,409              2,687,219
                                                                                     ----------------       ---------------

OPERATING INCOME                                                                             147,931                 75,409

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                                                               125,893                165,759
Interest income                                                                               (1,517)                (4,366)
Other income                                                                                                       (106,890)
                                                                                     ----------------       ---------------

  Net nonoperating expense                                                                   124,376                 54,503

INCOME BEFORE INCOME TAX PROVISION                                                            23,555                 20,906

INCOME TAX PROVISION                                                                           2,400                  2,400
                                                                                     ----------------       ---------------

NET INCOME                                                                           $        21,155        $        18,506
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------

NET INCOME PER COMMON SHARE                                                          $        0.0023        $        0.0020
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS USED IN
  PER SHARE COMPUTATIONS                                                                   9,177,874             9,122,868
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------


                                      4
         See accompanying notes to consolidated financial statements

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            1997                 1996
                                                                                            ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $        21,155        $       18,506
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Amortization of trademark license and trademarks                                            73,500               125,424
  Depreciation and other amortization                                                         52,903                59,409
  Gain on sale of plant and equipment                                                                                5,618
  Effect on cash of changes in operating assets
   and liabilities:
    Accounts receivable                                                                      (65,154)             (154,424)
    Inventories                                                                              349,282               216,506
    Prepaid expenses and other current assets                                                (79,271)              122,775
    Accounts payable                                                                        (123,659)             (357,266)
    Accrued liabilities                                                                      (47,552)               77,773
                                                                                     ----------------       ---------------
    Net cash provided by operating activities                                                181,204               114,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                                              (40,299)              (43,346)
Proceeds from sale of plant and equipment                                                                           22,458
Increase in trademark license and trademarks                                                 (10,218)               (5,651)
(Increase) decrease in notes receivable from officers                                         (1,518)                3,548
Increase in deposits and other assets                                                        (10,396)              (23,152)
                                                                                     ----------------       ---------------
    Net cash used in investing activities                                                    (62,431)              (46,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                                           (234,736)             (463,166)
Principal payments on long-term debt                                                                               (25,161)
                                                                                     ----------------       ---------------
    Net cash used for financing activities                                                  (234,736)             (488,327)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (13,416)              (28,090)

                                                                                     ----------------       ---------------
NET DECREASE IN CASH                                                                        (129,379)             (448,239)
CASH, beginning of period                                                                    186,931                87,916
                                                                                     ----------------       ---------------
CASH (BANK CHECKS OUTSTANDING, LESS CASH ON
DEPOSIT), end of period                                                              $        57,552        $     (360,323)
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------
SUPPLEMENTAL INFORMATION -

Cash paid during the period for:
  Interest                                                                           $       114,735        $      116,988
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------
  Income taxes                                                                       $         2,400        $        2,400
                                                                                     ----------------       ---------------
                                                                                     ----------------       ---------------


                                      5
         See accompanying notes to consolidated financial statements

HANSEN NATURAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1996, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its subsidiaries, Hansen Beverage Company ("HBC") and CVI Ventures, Inc. ("CVI"), and its indirect subsidiary, Hansen Beverage Company (UK) Limited ("HBC(UK)"). The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

2.   LONG-TERM DEBT

     In April 1997, the Company and HBC received a commitment letter (the "Commitment Letter") from a bank (the "Bank") setting forth the terms pursuant to which the Bank agreed to provide credit facilities consisting of a revolving line of credit (the "Revolver") of up to $3,000,000 in aggregate at any time outstanding and a term loan of $4,000,000 or such lesser amount as may be necessary to retire the note payable to ERLY Industries, due July 27, 1997 (the "ERLY Note"). The obligation of the Bank to enter into the credit facilities is subject to execution of definitive loan documents satisfactory to the Bank.

     Borrowings under the Revolver will be based upon a percentage of eligible accounts receivable and inventory while the Revolver is in effect. The credit facilities will be secured by all of the assets of the Company and its subsidiaries, including, but not limited to, accounts receivable, inventory, machinery and equipment, as well as all trademarks, trademark licenses, formulas and recipes and other intellectual property. The credit facilities will also be guaranteed by CVI and HBC(UK).

     The proceeds of the Revolver will be used, in part, to refinance the outstanding balance on the existing line of credit. Borrowings under the Revolver will also be used to finance accounts receivable and inventory. The interest rate payable on amounts outstanding under the Revolver will be a floating rate equal to the base interest rate (the "Base Interest Rate") as set by the Bank from time to time (8 1/2 % as of May 9, 1997), plus 1%. The Revolver will expire one year after the date of the initial funding under the Revolver. Outstanding principal and interest under the Revolver will be payable in full upon expiration of the Revolver.

HANSEN NATURAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The proceeds of the term loan will be used to refinance the ERLY Note. The interest rate payable on amounts outstanding under the term loan will be a floating rate equal to the Base Interest Rate plus 1 1/2 %. The term loan will mature 60 months after the date of the funding of the term loan. Accrued interest and a portion of outstanding principal will be payable each month during the term, with the amount of principal increasing each month in accordance with an amortization schedule set forth in the Commitment Letter. In addition, additional payments of principal are required to be made beginning the second year of the term loan in an amount equal to 35% of "net free cash flow" (as such term will be defined in the definitive loan documents). The Commitment Letter also contemplates additional principal payments equal to the amount of the net proceeds received from the sale of certain assets and the sale of equity by the Company, and that the Bank will be paid additional principal equal to any amounts recovered in connection with the claim against ERLY Industries.

     In light of the receipt of the Commitment Letter and management's intent to utilize the term loan to satisfy the ERLY Note, the Company reclassified a portion of the amount due under the ERLY Note from "current portion of long-term debt" to "long-term debt". The amount reclassified is equal to the long-term portion of the term loan to be made under the Commitment Letter based upon the assumption that $4,000,000 will be paid to satisfy the ERLY Note.

     In the event that the financing contemplated by the Commitment Letter is not consummated, management believes that it would be able to complete alternative financing arrangements prior to the maturity of the ERLY Note, including, but not limited to, an alternative financing based upon a proposal submitted to the Company by another bank. However, there can be no assurance that any financing can be completed prior to the maturity of the ERLY Note or, if completed, that the terms of any such financing will not be disadvantageous to the Company and its business.

3.   EARNINGS PER SHARE

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the results for the first quarter of 1997 and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     During the three months ended March 31, 1997, the expansion of distribution of certain of the Company's products into markets outside of California continued to contribute positively to the profitability of the Company.

     However, both the Company's operations in the United Kingdom and route distribution system in Southern California continued to incur losses, albeit at a lower rate than were incurred from these activities during the comparable three-month period ended March 31, 1996.

     In order to reduce the Company's direct financial commitment in the United Kingdom, the Company entered into an agreement effective May 1, 1997 with a new distributor in the United Kingdom, pursuant to which the distributor will assume more responsibility for warehousing, managing inventories and the overall marketing and promotion of the Company's products, as well as sales functions and also proposes to reduce the number of its representatives in the United Kingdom to one. Management believes that these changes will help improve the profitability of its United Kingdom operations, although there can be no assurance that this will occur.

     The Company has also commenced the discontinuation of the operation of its route distribution system by securing distribution arrangements with independent distributors for the majority of the areas covered by the Company's route distribution system. The Company anticipates that it will be able to appoint an acceptable independent distributor to distribute the Company's products in the area covered by the one route that continues to be operated by the Company. Management believes that the transition to a distribution system operated by independent distributors will result in lower sales of the Company's products (generally because the independent distributors also distribute other beverage products that in many cases compete directly with the Company's products), but also believes that such change over will enhance the profitability of sales in the areas previously covered by the route distribution system, although there can be no assurance that this will occur.

     During the three months ended March 31, 1997, net sales and profitability were positively affected by sales of the Company's fruit juice Smoothies. Such gains were, however, offset by lower sales and gross profit from soda and iced teas, lemonades and juice cocktails.

     During late April 1997, the Company introduced a lightly carbonated energy drink in an 8-ounce slim can and intends to introduce additional flavors and other types of beverages to complement its existing product lines consistent with the overall image of the Hansen's-Registered Trademark- brand, during 1997.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     NET SALES. For the three months ended March 31, 1997, net sales were approximately $7.2 million, a decrease of $251,000 or 3.4% below the $7.4 million net sales for the three months ended March 31, 1996. The decrease in net sales was primarily attributable to decreased sales of Hansen's-Registered Trademark- Fruit Juice Smoothies in cans and decreased sales of sodas and iced teas, lemonades and juice cocktails. This decrease was partially offset by increased sales of Hansen's-Registered Trademark-Fruit Juice Smoothies in bottles, which were introduced during the first quarter of 1996, and increased sales of apple juice. The decrease in net sales of Smoothies in cans was primarily attributable to decreased sales to club stores and specialty chain stores but was partly offset by increased sales to retail chain stores. The decrease in net sales of soda was primarily attributable to decreased sales to club stores and specialty chain stores but was partly offset by increased sales to retail chain stores. The decrease in net sales of iced teas, lemonades and juice cocktails was primarily attributable to lower sales to retail, specialty chain stores and distributors, which was partially offset by increased sales to club stores. Net sales of apple juice increased over the comparable period in 1996. This increase was primarily attributable to increased consumer demand as a result of the Company's decision to change the package from glass bottles to P.E.T. (plastic) bottles. Due to a production problem experienced by one of the Company's copackers during March 1997, deliveries of certain of the Company's juice products were delayed, which resulted in the Company only being able to fulfill certain orders in April instead of during March. Such deferral thereof resulted in sales in March being slightly below what they would have been.

     GROSS PROFIT. Gross profit was $2.9 million for the three months ended March 31, 1997, an increase of $121,000 or 4.4% over the $2.8 million gross profit for the three months ended March 31, 1996. Gross profit as a percentage of net sales increased to 40.5% for the three months ended March 31, 1997 from 37.5% for the three months ended March 31, 1996. The increase in both gross profit and gross profit as a percentage of net sales was primarily attributable to decreases in the costs of aluminum cans and other raw materials.

     TOTAL OPERATING EXPENSES. Total operating expenses were $2.7 million for the three months ended March 31, 1997, an increase of $48,000 or 1.8% higher than total operating expenses of $2.7 million for the three months ended March 31, 1996. Total operating expenses as a percentage of net sales increased to 38.4% for the three months ended March 31, 1997 compared to 36.5% for the three months ended March 31, 1996. The increase in total operating expenses was primarily attributable to increases in selling, general and administrative expenses partially offset by a decrease in amortization of trademark license and trademarks. The increase in total operating expenses as a percentage of net sales was primarily attributable to the decrease in net sales and the increase in operating expenses, as compared to the three months ended March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Selling, general and administrative expenses were approximately $2.6 million for the three months ended March 31, 1997, an increase of $100,000 or 4.0% higher than $2.5 million for the three months ended March 31, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 36.3% for the three months ended March 31, 1997 compared to 33.7% for the three months ended March 31, 1996. The increase in selling expenses was primarily attributable to increases in distribution and promotional allowances. The increase in general and administrative expenses was primarily attributable to increased payroll costs and other expenses in connection with the development of and support for new products and the Company's expansion activities into additional states.

     Amortization of trademark license and trademarks was approximately $74,000 for the three months ended March 31, 1997, a decrease of $51,000 from the $125,000 for the three months ended March 31, 1996. This decrease is attributable to the change in the amortization period from 25 years to 40 years as more fully described in Note 1 in the Company's Form 10-K for the year ended December 31, 1996.

     OPERATING INCOME. Operating income was $148,000 for the three months ended March 31, 1997 compared to operating income of $75,000 for the three months ended March 31, 1996. The increase in operating income is primarily attributable to the increase in gross profit which was partially offset by an increase in total operating expenses.

     NET NONOPERATING EXPENSE. Net nonoperating expense was $124,000 for the three months ended March 31, 1997, which was $70,000 higher than net nonoperating expense of $54,000 for the three months ended March 31, 1996. Net nonoperating expense for the three months ended March 31, 1997 consists of interest and financing expense and interest income. Net nonoperating expense for the three months ended March 31, 1996 consists of interest and financing expense, interest income and other income. Interest and financing expense for the three months ended March 31, 1997 was $126,000 compared to $166,000 for the three months ended March 31, 1996. The decrease in interest and financing expense was attributable to the decrease in the amortization of certain capitalized financing costs incurred in connection with the servicing of the Company's existing revolving line of credit in August 1995, which were fully amortized in the third quarter of 1996, and to lower principal amounts outstanding during the three months ended March 31, 1997 than during the comparable three-month period in 1996. Interest income for the three months ended March 31, 1997 was $1,500 compared to $4,000 for the three months ended March 31, 1996. This decrease was attributable to lower accrued interest on notes receivable from officers. Other income for 1996 consists of $107,000 of income from the recovery under the Hawaiian Water Partners note described in Note 3 in the Company's Form 10-K for the year ended December 31, 1996.

     NET INCOME. Net income was $21,000 for the three months ended March 31, 1997 compared to net income of $18,000 for the three months ended March 31, 1996. The $3,000 increase in net income consists of an increase in operating income of $73,000 offset by an increase in nonoperating expenses of $70,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had working capital of $946,951 compared to a working capital deficit of $2,707,471 as of December 31, 1996. The increase in working capital was primarily attributable to the reclassification of portion of the amount due under the ERLY Note as explained above in Note 2 to the Company's unaudited financial statements for the period ended March 31, 1997.

     During the third quarter of 1995, the Company obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory, from time to time. The line of credit is secured by substantially all of the Company's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. On August 31, 1996, the line of credit was renewed for a period of one year. The line of credit is subject to automatic renewal on the maturity date for an additional year unless terminated by either party. As of March 31, 1997, $658,693 was outstanding under the line of credit. As explained in Note 2 to the Company's unaudited financial statements for the period ended March 31, 1997, management expects to refinance the revolving line of credit with a new credit facility during the second quarter of 1997, although there can be no assurance that this will occur.

     During the first quarter of 1997, the Company utilized a portion of its line of credit, together with its own funds, for working capital and to finance its expansion and development plans. Purchases of inventory and financing of accounts receivable, as well as the Company's expansion and development plans, have been, and for the foreseeable future, are expected to remain the Company's principal recurring use of working capital funds.

     The Company's other use of funds in the future will be the repayment of principal and interest on the ERLY Note and on the existing line of credit as well as obligations under certain consulting agreements entered into in connection with the acquisition of the Hansen Business, which consulting agreements terminate on July 27, 1997. In addition, upon securing the new credit facility, future usage of funds will include the repayment of principal and interest under the terms of such facility, and will be subject to any restrictions as may be required under the terms of such facility.

     In the event that the financing contemplated by the Commitment Letter is not consummated, management believes that it would be able to complete alternative financing arrangements prior to the maturity of the ERLY Note, including, but not limited to, an alternative financing based upon a proposal submitted to the Company by another bank. However, there can be no assurance that any financing can be completed prior to the maturity of the ERLY Note or, if completed, that the terms of any such financing will not be disadvantageous to the Company and its business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Management believes that, subject to the Company's ability to refinance the ERLY Note, cash available from operations, current cash resources and its line/s of credit will be sufficient for its working capital needs, including its purchase commitments for raw materials, through March 31, 1998.

     Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, businesses compatible with the image of the Hansen's-Registered Trademark- brand and the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of the Company's credit facilities.

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

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to, the following: changes in consumer preferences, changes in demand that are weather related, particularly in areas outside of California, competitive pricing pressures, changes in the price of the raw materials for the Company's beverage products, the marketing efforts of the distributors of the Company's products, most of which distribute products that are competitive with the products of the Company, as well as unilateral decisions that may be made by grocery chain stores, specialty chain stores and club stores to discontinue carrying all or any of the Company's products that they are carrying at any time. Management further notes that the Company's plans and results may be affected by the terms of the Company's credit facilities and the actions of its creditors.

                           PART II - OTHER INFORMATION


     Items 1 - 5.   Not Applicable

     Item 6.        Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    27.   Financial Data Schedules

            (b)     Reports on Form 8-K - None






                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HANSEN NATURAL CORPORATION
                                        Registrant

                                        /s/ Rodney C. Sacks
Date:   May 14, 1997
                                        Rodney C. Sacks
                                        Chairman of the Board
                                        and Chief Executive Officer;
                                        Principal Financial Officer

                                    EXHIBIT INDEX


27.  Financial Data Schedules......................Filed herewith electronically