Form 10-Q
period 1997-06-30
HANSEN NATURAL CORP
filed 1997-08-12
CIK 865752

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997     COMMISSION FILE NUMBER 0-18761



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


                 THE REGISTRANT HAS 9,122,868 SHARES OF COMMON STOCK
                           OUTSTANDING AS OF AUGUST 1, 1997

                     HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                    June 30, 1997

                                        INDEX



                                                                       Page No.
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996                                         3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 1997 and 1996                   5

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1997 and 1996                       6

              Notes to Consolidated Financial Statements                    7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9


PART II.      OTHER INFORMATION

Items 1-5.    Not Applicable                                               15

Item 6.       Exhibits and Reports on Form 8-K                             15

              Signature                                                    15

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
------------------------------------------------------------------------------

                                                                  June 30,       December 31,
                                                                    1997            1996
                                                                ------------     ------------
ASSETS
CURRENT ASSETS:
Cash                                                           $     288,064    $     186,931
Accounts receivable (net of allowance for doubtful
  accounts, sales returns and cash discounts of $236,543
  in 1997 and $234,749 in 1996 and promotional allowances
  of $1,062,001 in 1997 and $926,045 in 1996)                      2,023,713          944,227
Inventories                                                        3,149,496        3,111,124
Prepaid expenses                                                     652,303          331,869
                                                                ------------     ------------
  Total current assets                                             6,113,576        4,574,151

PLANT AND EQUIPMENT, net                                             631,075          602,272

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
  amortization of $2,236,640 in 1997 and $2,089,640 in 1996)      10,356,895       10,459,144
Notes receivable from officers                                        71,322           70,153
Deposits and other assets                                            459,850          403,353
                                                                ------------     ------------
  Total intangible and other assets                               10,888,067       10,932,650
                                                                ------------     ------------
                                                               $  17,632,718    $  16,109,073
                                                                ------------     ------------
                                                                ------------     ------------


           See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------

                                                                  June 30,       December 31,
                                                                    1997            1996
                                                                ------------     ------------
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings                                          $     899,457     $    893,429
Accounts payable                                                   3,076,912        2,139,050
Accrued liabilities                                                  247,801          200,602
Current portion of long-term debt (net of unamortized premium
  of $49,786 in 1997 and 48,541 in 1996)                             512,584        4,048,541
                                                                ------------     ------------
  Total current liabilities                                        4,736,754        7,281,622

LONG-TERM DEBT                                                     3,551,128

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000
  Shares authorized; 9,122,868 shares issued
  and outstanding in 1997 and 1996                                    45,614           45,614
Additional paid-in capital                                        10,847,355       10,847,355
Accumulated deficit                                               (1,542,381)      (2,126,100)
Foreign currency translation adjustment                               (5,752)          60,582
                                                                ------------     ------------
  Total shareholders' equity                                       9,344,836        8,827,451
                                                                ------------     ------------
                                                               $  17,632,718     $  16,109,073
                                                                ------------     ------------
                                                                ------------     ------------


           See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                          THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                               ENDED          ENDED             ENDED            ENDED
                                             JUNE 30,        JUNE 30,          JUNE 30,         JUNE 30,
                                                1997           1996              1997            1996
                                         -------------    -------------    -------------    -------------
NET SALES                                $  11,496,228    $  10,399,155    $  18,615,814    $  17,769,736

COST OF SALES                                6,791,491        6,252,600       11,027,737       10,860,553
                                         -------------    -------------    -------------    -------------
GROSS PROFIT                                 4,704,737        4,146,555        7,588,077        6,909,183

OPERATING EXPENSES:
Selling, general and administrative          3,809,192        3,514,143        6,396,957        6,001,647
Amortization of trademark license and
 trademarks                                     73,500          124,705          147,000          250,129
Other expenses                                  72,991           74,291          147,135          148,582
                                         -------------    -------------    -------------    -------------
  Total operating expenses                   3,955,683        3,713,139        6,691,092        6,400,358
                                         -------------    -------------    -------------    -------------
OPERATING INCOME                               749,054          433,416          896,985          508,825

NONOPERATING EXPENSE (INCOME):
Net interest and financing expense             148,691          157,845          273,066          319,238
Other income                                                   (125,793)                         (232,683)
                                         -------------    -------------    -------------    -------------
  Net nonoperating expense                     148,691           32,052          273,066           86,555
                                         -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAX
  PROVISION                                    600,363          401,364          623,919          422,270

INCOME TAX PROVISION                            37,800                            40,200            2,400
                                         -------------    -------------    -------------    -------------
NET INCOME                                  $  562,563       $  401,364       $  583,719       $  419,870
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------
NET INCOME PER COMMON SHARE:

  Primary                                   $     0.06       $     0.04       $     0.06       $     0.05
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------
  Fully diluted                             $     0.06       $     0.04       $     0.06       $     0.04
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------
NUMBER OF COMMON SHARES USED
  IN PER SHARE COMPUTATIONS:
  Primary                                    9,214,962        9,406,004        9,195,639        9,185,944
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------
  Fully diluted                              9,219,049        9,726,478        9,219,049        9,726,478
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------


                           See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)
------------------------------------------------------------------------------

                                                           1997         1996
                                                      -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  583,719   $  419,870
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization of trademark license and trademarks        147,000      250,129
  Depreciation and other amortization                     124,034       94,783
  Loss on sale of equipment                                              4,730
  Effect on cash of changes in operating assets
  and liabilities:
     Accounts receivable                               (1,079,485)    (772,243)
     Inventories                                          (38,372)    (169,925)
     Prepaid expenses                                    (320,434)     162,988
     Accounts payable                                     937,861      361,583
     Accrued liabilities                                   47,199      199,490
                                                      -----------   ----------
        Net cash provided by operating activities         401,522      551,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                          (151,952)     (67,497)
Proceeds from sale of plant and equipment                     360       68,302
Increase in trademark license                             (44,750)     (23,846)
(Increase) decrease in notes receivable from officers      (1,169)         764
Increase in deposits and other assets                     (56,497)     (56,717)
                                                      -----------   ----------
        Net cash used in investing activities            (254,008)     (78,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings                6,028     (438,591)
Increase in long-term debt                                 14,546
Principal payments on long-term debt                         (621)     (34,717)
                                                      -----------   ----------
        Net cash provided by (used in) financing
            activities                                     19,953     (473,308)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (66,334)     (18,055)
                                                      -----------   ----------
NET INCREASE (DECREASE) IN CASH                           101,133      (18,952)

CASH, beginning of period                                 186,931       87,916
                                                      -----------   ----------
CASH,  end of period                                   $  288,064   $   68,964
                                                      -----------   ----------
                                                      -----------   ----------

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest             $  225,505   $  224,867
                                                      -----------   ----------
                                                      -----------   ----------
  Cash paid during the period for taxes                $    2,400   $    2,400
                                                      -----------   ----------
                                                      -----------   ----------


           See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1996, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its subsidiaries, Hansen Beverage Company ("HBC") and CVI Ventures, Inc. ("CVI"), and its indirect subsidiary, Hansen Beverage Company (UK) Limited ("HBC (UK)").
    The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

2.  LONG-TERM DEBT

    On June 30, 1997, HBC entered into a definitive agreement (the "Loan Agreement") with a bank (the "Bank") pursuant to which the Bank agreed to provide credit facilities to HBC consisting of a revolving line of credit (the "Revolver") of up to $3,000,000 in aggregate at any time outstanding and a term loan of up to $4,000,000 (the "Term Loan") or such lesser amount as may be necessary to retire the note payable to ERLY Industries, Inc. ("ERLY") due July 27, 1997 (the "ERLY Note"). The Term Loan will mature 60 months after the date of funding of the Term Loan. The credit facilities are secured by all of the assets of the Company and its subsidiaries, including, but not limited to, accounts receivable, inventory, machinery and equipment, as well as all trademarks, trademark licenses, formulas and recipes and other intellectual property. The credit facilities are also guaranteed by the Company, CVI and HBC (UK).

    The initial proceeds received under the Revolver were used to refinance the outstanding balance due on HBC's previous line of credit. The Revolver will expire on May 1, 1998. The Company anticipates that the Revolver will be renewed on the expiration date, but there can be no assurance it will, in fact, be renewed, or if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

    On July 24, 1997, the Bank, by written letter (the "Commitment Letter"), confirmed its commitment to fund the Term Loan pursuant to HBC's instructions at any time up to August 31, 1997. On July 28, 1997, HBC tendered payment to ERLY under the ERLY Note, offsetting damages claimed by HBC in its lawsuit against ERLY. In that lawsuit, the trial court has ruled that ERLY breached certain of its obligations to HBC under the ERLY Note and the only issue remaining for determination is the amount of HBC's damages. ERLY has not responded to that tender.

    In light of the conclusion of the Loan Agreement, the receipt of the Commitment Letter referred above, and management's intent to utilize the Term Loan to satisfy the ERLY Note, the Company reclassified a portion of the amount due under the ERLY Note from "current portion of long-term debt" to "long-term debt". The amount reclassified is equal to the long-

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

    term portion of the Term Loan, based upon the assumption that $4,000,000 will be paid to satisfy the ERLY Note.

3.  EARNINGS PER SHARE

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the results for the first and second quarters of 1997 and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

General

         During the six months ended June 30, 1997, the expansion of distribution of certain of the Company's products into markets outside of California continued to contribute positively to the profitability of the Company. However, both the Company's operations in the United Kingdom and route distribution system in Southern California continued to incur losses, albeit at a lower rate than were incurred from these activities during the comparable six-month period ended June 30, 1996. During the period the Company completed the discontinuation of the operation of its route distribution system.

         During late April 1997, the Company introduced a lightly carbonated Energy drink in an 8-ounce slim can and intends to introduce additional flavors and other types of beverages to complement its existing product lines consistent with the overall image of the Hansen's-Registered Trademark-brand, during 1997.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

         During the second quarter management re-evaluated the Company's warehousing, distribution and repacking arrangements. Management concluded that, in consequence of the expansion of the Company's business and increased volumes, it would be cost efficient for the Company to rent its own warehouse facility and to appoint an independent contractor to manage the warehouse facility, as well as the distribution and repacking of the Company's products. Management also determined that it would be cost efficient and beneficial for the Company's corporate offices to be relocated to such facility.

         In consequence, on April 25, 1997, the Company agreed to lease approximately 66,700 square feet of warehouse space in Corona, California for use as the Company's corporate offices and the primary national warehouse, distribution and repacking center for the Company's products, for a term of eighty-nine (89) months commencing on the later of August 1, 1997 or the date on which the facility is ready for occupancy.

         Concurrently, the Company agreed to sublease approximately 10,000 square feet of the space to an independent contractor for two (2) years, subject to early termination upon sixty (60) days prior written notice. It is anticipated that the Company will ultimately need to utilize this space to accommodate the expansion of its business.

         In terms of a separate agreement, that independent contractor agreed to manage the warehouse facility and the distribution and repacking of the Company's products therefrom. In addition, the independent contractor will utilize its sublet space to repack products for other customers whose products are not directly competitive with the Company's products. As a result, it will not be necessary for the Company to employ additional personnel to manage the warehouse facility and the distribution of its products.

         Under the terms of the lease, the landlord has agreed to pay for the construction of office facilities and certain other improvements. It is anticipated that the Company will move its warehouse, distribution and repacking operations to the Corona, California site from a temporary site leased from the same landlord, in September 1997 and will move its corporate offices in January 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1996

         NET SALES. For the three-month period ended June 30, 1997, net sales were approximately $11.5 million, an increase of $1.1 million or 10.5% over the $10.4 million net sales for the three-month period ended June 30, 1996. The increase in net sales was attributable to increased sales of Hansens's-Registered Trademark- fruit juice Smoothies, increased sales of Hansens's-Registered Trademark- apple juice and sales of Hansens's-Registered Trademark- Energy drink, which was introduced during the second quarter of 1997. The increase in net sales was partially offset by a decrease in net sales of soda and the discontinuance of distribution of Equator-Registered Trademark- products in certain markets. Sales of iced teas, lemonades and juice cocktails were about the same as in the comparable period in 1996.

         GROSS PROFIT. Gross profit was $4.7 million for the three-month period ended June 30, 1997, an increase of $558,000 or 13.5% over the $4.1 million gross profit for the three-month period ended June 30, 1996. Gross profit as a percentage of net sales increased to 40.9% for the three-month period ended June 30, 1997 from 39.9% for the three-month period ended June 30, 1996. The increase in gross profit was primarily attributable to increased net sales and higher margins achieved. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         TOTAL OPERATING EXPENSES. Total operating expenses were $4.0 million for the three-month period ended June 30, 1997, an increase of $242,000 or 6.5% over total operating expenses of $3.7 million for the three-month period ended June 30, 1996. However, total operating expenses as a percentage of net sales decreased to 34.4% for the three-month period ended June 30, 1997 from 35.7% for the three-month period ended June 30, 1996. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by a decrease in amortization of trademark license and trademarks. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1996.

         Selling, general and administrative expenses were $3.8 million for the three-month period ended June 30, 1997, an increase of $295,000 or 8.4% over selling, general and administrative expenses of $3.5 million for the three-month period ended June 30, 1996. However, selling, general and administrative expenses as a percentage of net sales decreased to 33.1% for the three-month period ended June 30, 1997 from 33.8% for the three-month period ended June 30, 1996. The increase in selling expenses was primarily attributable to increases in distribution, advertising and other promotional expenditures, and costs of promotional materials. The increase in general and administrative expenses was primarily attributable to increased professional and legal fees incurred in connection with the Company's claim against ERLY, increased costs in connection with the development of and support for new products and increased payroll costs in connection with the Company's expansion activities into additional states.

         Amortization of trademark license and trademarks was approximately $74,000 for the three- month period ended June 30, 1997, a decrease of $51,000 from the $125,000 for the three-month period ended June 30, 1996. This decrease is attributable to the change in the amortization period from 25 years to 40 years as more fully described in Note 1 in the Company's Form 10-K for the year ended December 31, 1996.

         OPERATING INCOME. Operating income was $749,000 for the three-month period ended June 30, 1997 compared to operating income of $433,000 for the three-month period ended June 30, 1996. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

$316,000 increase in operating income was attributable to a $558,000 increase in gross profit which was partially offset by an increase of $242,000 in operating expenses.

         NET NONOPERATING EXPENSE. Net nonoperating expense was $149,000 for the three-month period ended June 30, 1997, which was $117,000 higher than net nonoperating expense of $32,000 for the three-month period ended June 30, 1996. Net nonoperating expense for the three-month period ended June 30, 1997 consists of net interest and financing expense. Net nonoperating expense for the three-month period ended June 30, 1996 consists of net interest and financing expense and other income. Interest and financing expense for the three-month period ended June 30, 1997 was $149,000 compared to $158,000 for the three-month period ended June 30, 1996. The decrease in net interest and financing expense was attributable to the decrease in the amortization of certain capitalized financing costs incurred in connection with the securing of the Company's existing revolving line of credit in August 1995, which were fully amortized in the third quarter of 1996, and lower average short-term borrowings during the three-month period ended June 30, 1997 than during the comparable three-month period in 1996. Other income for 1996 consisted of $126,000 of income from the recovery under the Hawaiian Water Partners note described in Note 3 in the Company's Form 10-K for the year ended December 31, 1996.

         NET INCOME. Net income was $562,000 for the three-month period ended June 30, 1997 compared to net income of $401,000 for the three-month period ended June 30, 1996. The $161,000 increase in net income for this period consists of an increase in operating income of $316,000 which was partially offset by an increase of $117,000 in net nonoperating expense and a provision for income taxes of $38,000.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1996

         NET SALES. For the six-month period ended June 30, 1997, net sales were approximately $18.6 million, an increase of $846,000 or 4.8% over the $17.8 million net sales for the six-month period ended June 30, 1996. The increase in net sales was attributable to increased sales of Hansens's-Registered Trademark-fruit juice Smoothies, increased sales of Hansens's-Registered Trademark- apple juice and sales of Hansens's-Registered Trademark- Energy drink, which was introduced during the second quarter of 1997. The increase in net sales was partially offset by a decrease in net sales of soda, iced teas, lemonades and juice cocktails and the discontinuance of distribution of Equator-Registered Trademark- products in certain markets.

         GROSS PROFIT. Gross profit was $7.6 million for the six-month period ended June 30, 1997, an increase of $679,000 or 9.8% over the $6.9 million gross profit for the six-month period ended June 30, 1996. Gross profit as a percentage of net sales increased to 40.8% for the six-month period ended June 30, 1997 from 38.9% for the six-month period ended June 30, 1996. The increase in gross profit was primarily attributable to increased net sales and higher margins achieved. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         TOTAL OPERATING EXPENSES. Total operating expenses were $6.7 million for the six-month period ended June 30, 1997, an increase of $291,000 or 4.5% over total operating expenses of $6.4 million for the six-month period ended June 30, 1996. However, total operating expenses as a percentage of net sales decreased to 35.9% for the six-month period ended June 30, 1997 from 36.0% for the six-month period ended June 30, 1996. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreases in amortization of trademark license and trademarks. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

         Selling, general and administrative expenses were $6.4 million for the six-month period ended June 30, 1997, an increase of $395,000 or 6.6% over selling, general and administrative expenses of $6.0 million for the six-month period ended June 30, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 34.4% for the six-month period ended June 30, 1997 from 33.8% for the six-month period ended June 30, 1996. The increase in selling expenses was primarily attributable to increases in distribution, advertising and other promotional expenditures and costs of promotional materials. The increase in general and administrative expenses was primarily attributable to increased professional and legal fees incurred in connection with the Company's claim against ERLY, increased costs in connection with the development of and support for new products and increased payroll costs in connection with the Company's expansion activities into additional states.

         Amortization of trademark license and trademarks was approximately $147,000 for the six-month period ended June 30, 1997, a decrease of $103,000 from the $250,000 for the six-month period ended June 30, 1996. This decrease is attributable to the change in the amortization period from 25 years to 40 years as more fully described in Note 1 in the Company's Form 10-K for the year ended December 31, 1996.

         OPERATING INCOME. Operating income was $897,000 for the six-month period ended June 30, 1997 compared to operating income of $509,000 for the six-month period ended June 30, 1996. The $388,000 increase in operating income was attributable to a $679,000 increase in gross profit which was partially offset by an increase of $291,000 in operating expenses.

         NET NONOPERATING EXPENSE. Net nonoperating expense was $273,000 for the six-month period ended June 30, 1997, which was $186,000 higher than net nonoperating expense of $87,000 for the six-month period ended June 30, 1996. Net nonoperating expense for the six months ended June 30, 1997 consists of net interest and financing expense. Net nonoperating expense for the six months ended June 30, 1996 consists of interest and financing expense and other income. Net interest and financing expense for the six-month period ended June 30, 1997 was $273,000 compared to $319,000 for the six-month period ended June 30, 1996. The decrease in net interest and financing expense was attributable to the decrease in the amortization of certain capitalized financing costs incurred in connection with the securing of the Company's existing revolving line of credit in August 1995, which were fully amortized in the third quarter of 1996, and lower average short-term borrowings during the six-month period ended June 30, 1997 than during the comparable six-month period in 1996. Other income for 1996 consisted of $233,000 of income from the recovery under the Hawaiian Water Partners note described in Note 3 in the Company's Form 10-K for the year ended December 31, 1996.

         NET INCOME. Net income was $584,000 for the six-month period ended June 30, 1997 compared to net income of $420,000 for the six-month period ended June 30, 1996. The $164,000 increase in net income for this period consists of an increase in operating income of $388,000 which was partially offset by an increase of $186,000 in net nonoperating expense and a provision for income taxes of $38,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had working capital of $1,376,822 compared to a working capital deficit of $2,707,471 as of December 31, 1996. The increase in working capital was primarily attributable to the reclassification of the amount due under the ERLY Note from current portion of long-term debt to long-term debt, as explained above in Note 2 to the Company's unaudited financial statements for the period ended June 30, 1997, and partially attributable to net income earned, after

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, during the six-month period ended June 30, 1997.

         As explained in Note 2 to the Company's unaudited financial statements for the period ended June 30, 1997, HBC obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The line of credit is secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. The initial use of proceeds under this line of credit was to refinance HBC's previous line of credit. The line of credit is subject to renewal on the maturity date. As of June 30, 1997, $890,414 was outstanding under this line of credit.

         During the first and second quarters of 1997, HBC utilized a portion of the then existing line of credit, together with its own funds, for working capital and to finance its expansion and development plans. Purchases of inventory and financing of accounts receivable, as well as HBC's expansion and development plans, have been, and for the foreseeable future, are expected to remain, HBC's principal recurring use of working capital funds.

         Also, as explained in Note 2, HBC obtained a commitment for a Term Loan, the proceeds of which will be used for the repayment of principal on the ERLY Note.

         In the event that funding of the Term Loan does not occur by August 31, 1997, and the bank does not extend its commitment to fund the same thereafter, it will be necessary for management to secure alternative financing to enable HBC to meet its obligations under the ERLY Note. There can be no assurance that any replacement financing, if required, can be completed prior to the due date for payment of the ERLY Note or, if completed, that the terms of any such financing will not be disadvantageous to HBC and its business.

         The obligations of HBC under certain consulting agreements entered into in connection with the acquisition of the Hansen Business terminated on July 27, 1997.

         Management believes that cash available from operations, current cash resources and the Revolver, will be sufficient for its working capital needs, including its purchase commitments for raw materials, through June 30, 1998.

         Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, businesses compatible with the image of the Hansen's-Registered Trademark- brand and the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facility.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

         Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to, the following: changes in consumer preferences, changes in demand that are weather related, particularly in areas outside of California, competitive pricing pressures, changes in the price of the raw materials for the Company's beverage products, the marketing efforts of the distributors of the Company's products, most of which distribute products that are competitive with the products of the Company, as well as unilateral decisions that may be made by grocery chain stores, specialty chain stores and club stores to discontinue carrying all or any of the Company's products that they are carrying at any time. Management further notes that the Company's plans and results may be affected by the terms of the Company's credit facilities and the actions of its creditors and the court's final adjudication of damages in the ERLY litigation.

INFLATION

         The Company does not believe that inflation has a significant impact on the Company's results of operations for the periods presented.

                             PART II - OTHER INFORMATION


Items 1-5.     Non Applicable

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index.

          (b)  Reports on Form 8-K - None





                                      SIGNATURES

               Pursuant of the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HANSEN NATURAL CORPORATION
                                            Registrant

Date:  August 8, 1997

                                            By: RODNEY SACKS
                                                ------------------------------
                                                Rodney C. Sacks
                                                Chairman of the Board
                                                and Chief Executive Officer;
                                                Principal Financial Officer

                                INDEX TO EXHIBITS

     The following designated exhibits, as indicated below, are either filed herewith or have hereto fore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

Exhibit No.                              Document Description
-----------                              --------------------

Exhibit 10(uu)                           Standard Industrial Lease Agreement

Exhibit 10(vv)                           Sublease Agreement

Exhibit 27                               Financial Data Schedule