Form 10-Q
period 1997-09-30
HANSEN NATURAL CORP
filed 1997-11-13
CIK 865752

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarterly Period Ended September 30, 1997 Commission file number 0-18761



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


                               Yes X     No
                                  ----     ----



               The registrant has 9,122,868 shares of common stock
                       outstanding as of November 1, 1997

                  HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               September 30, 1997

                                     INDEX



                                                                     Page No.
                                                                    ----------
Part I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 1997
            and December 31, 1996                                         3

            Consolidated Statements of Operations for the three
            and nine months ended September 30, 1997 and 1996             4

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996                 5

            Notes to Consolidated Financial Statements                    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8


Part II.    OTHER INFORMATION

Items 1-5.  Not Applicable                                               13

Item 6.     Exhibits and Reports on Form 8-K                             13

            Signature                                                    13

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

                                                                        September 30,     December 31,
                                                                            1997              1996
                                                                       --------------    --------------
ASSETS

CURRENT ASSETS:
Cash                                                                   $    514,569       $    186,931
Accounts receivable (net of allowance for doubtful
   accounts, sales returns and cash discounts of $323,040
   in 1997 and $234,749 in 1996 and promotional allowances
   of $1,302,766 in 1997 and $926,045 in 1996)                            2,100,124            944,227
Inventories                                                               3,432,690          3,111,124
Prepaid expenses and other current assets                                   478,316            331,869
                                                                       -------------      -------------
   Total current assets                                                   6,525,699          4,574,151

PLANT AND EQUIPMENT, net                                                    493,211            602,272

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
   of $2,310,140 in 1997 and $2,089,641 in 1996)                         10,319,201         10,459,144
Notes receivable from officers                                               67,857             70,153
Deposits and other assets                                                   485,879            403,353
                                                                       -------------      -------------
   Total intangible and other assets                                     10,872,937         10,932,650
                                                                       =============      =============
                                                                       $ 17,891,847       $ 16,109,073
                                                                       =============      =============

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                                                  $    716,294       $    893,429
Accounts payable                                                          2,773,443          2,139,050
Accrued liabilities and deferred income taxes                               527,534            200,602
Current portion of long-term debt (net of unamortized
   premium of $48,541 in 1996)                                              462,584          4,048,541
                                                                       --------------     -------------
   Total current liabilities                                              4,479,855          7,281,622

LONG-TERM DEBT                                                            3,550,389

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares
   authorized; 9,122,868 shares issued and outstanding                       45,614             45,614
Additional paid-in capital                                               10,847,355         10,847,355
Accumulated deficit                                                      (1,041,372)        (2,126,100)
Foreign currency translation adjustment                                      10,006             60,582
                                                                       --------------     -------------
   Total shareholders' equity                                             9,861,603          8,827,451
                                                                       --------------     -------------
                                                                       $ 17,891,847       $ 16,109,073
                                                                       ==============     =============
          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                 ---------------------------------   -------------------------------
                                                       1997               1996            1997             1996
                                                 ---------------    --------------   --------------   --------------

NET SALES                                        $   13,438,895     $  10,805,021    $  32,054,709    $  28,574,757

COST OF SALES                                         7,924,398         6,507,371       18,952,135       17,367,924
                                                 ---------------    --------------   --------------   --------------

GROSS PROFIT                                          5,514,497         4,297,650       13,102,574       11,206,833

OPERATING EXPENSES:
Selling, general and administrative                   4,725,864         3,898,036       11,122,820        9,899,684
Amortization of trademark license and trademarks         73,500            73,200          220,500          323,329
Other expenses                                           36,704            74,292          183,839          222,873
                                                 ---------------    --------------   --------------   --------------

     Total operating expenses                         4,836,068         4,045,528       11,527,159       10,445,886
                                                 ---------------    --------------   --------------   --------------

OPERATING INCOME                                        678,429           252,122        1,575,415          760,947

NONOPERATING EXPENSE:
Net interest and financing expense                      140,376           140,786          413,443          460,024
Other expense (income)                                   37,044                             37,044         (232,683)
                                                 ---------------    --------------   --------------   --------------

     Net nonoperating expense                           177,420           140,786          450,487          227,341

INCOME BEFORE PROVISION
     FOR INCOME TAXES                                   501,009           111,336        1,124,928          533,606

PROVISION FOR INCOME TAXES                                                                  40,200            2,400

                                                 ---------------    --------------   --------------   --------------

NET INCOME                                        $     501,009     $     111,336    $   1,084,728    $     531,206
                                                 ===============    ==============   ==============   ==============


NET INCOME PER COMMON SHARE:
     Primary                                      $        0.05     $        0.01    $        0.12    $        0.06
                                                 ===============    ==============   ==============   ==============
     Fully Diluted                                $        0.05     $        0.01    $        0.11    $        0.06
                                                 ===============    ==============   ==============   ==============


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Primary                                          9,325,098         9,522,188        9,202,929        9,400,050
                                                 ===============    ==============   ==============   ==============
     Fully Diluted                                    9,505,437         9,522,188        9,505,437        9,400,050
                                                 ===============    ==============   ==============   ==============
          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)
--------------------------------------------------------------------------------

                                                                          1997             1996
                                                                     --------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   1,084,728       $  531,206
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
   Amortization of trademark license and trademarks                        220,500          323,329
   Depreciation and other amortization                                     188,022          143,167
   Loss on disposal of plant and equipment                                  37,044            4,613
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable                                                (1,155,897)         646,825
     Inventories                                                          (321,566)        (502,114)
     Prepaid expenses and other current assets                            (113,557)         235,495
     Accounts payable                                                      634,393         (361,193)
     Accrued liabilities and deferred income taxes                         326,932          210,183
                                                                     --------------      ------------
        Net cash provided by operating activities                          900,599        1,231,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                           (168,757)         (74,068)
Proceeds from sale of plant and equipment                                   21,320           70,665
Increase in trademark license and trademarks                               (80,556)         (42,631)
Decrease (increase) in notes receivable from officers                        2,296             (752)
Increase in deposits and other assets                                      (82,526)         (62,654)
                                                                     --------------      ------------
        Net cash used in investing activities                             (308,223)        (109,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                         (177,135)        (998,789)
Increase in long-term debt                                                  14,546
Principal payments on long-term debt                                       (51,573)         (36,966)
                                                                     --------------      ------------
        Net cash used for financing activities                            (214,162)      (1,035,755)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (50,576)          19,208
                                                                     --------------      ------------
NET INCREASE IN CASH                                                       327,638          105,524

CASH, beginning of period                                                  186,931           87,916
                                                                     ==============      ============
CASH, end of period                                                  $     514,569       $  193,440
                                                                     ==============      ============

SUPPLEMENTAL INFORMATION :
Cash paid during the year for:
   Interest                                                          $     276,754       $  340,617
                                                                     ==============      =============
   Income taxes                                                      $       2,400       $    2,400
                                                                     ==============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
During the fiscal year 1997, the Company reclassified $32,890 of plant and equipment to prepaid expenses and other current assets.

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

2.    LONG-TERM DEBT

       On June 30, 1997, HBC entered into a definitive agreement (the "Loan Agreement") with a bank (the "Bank") pursuant to which the Bank agreed to provide a credit facility to HBC consisting of a revolving line of credit (the "Revolver") of up to $3,000,000 in aggregate at any time outstanding and a term loan of $4,000,000 (the "Term Loan"). The credit facility is secured by all of the assets of the Company and its subsidiaries, including, but not limited to, accounts receivable, inventory, machinery and equipment, as well as all trademarks, trademark licenses, formulas and recipes and other intellectual property. The credit facility is guaranteed by the Company, CVI and HBC (UK).

       The initial proceeds received under the Revolver were used to refinance the outstanding balance due on HBC's previous line of credit. The Revolver will expire on May 1, 1998. The Company anticipates that the Revolver will be renewed on the expiration date, but there can be no assurance that it will, in fact, be renewed, or if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business. The interest rate payable on amounts outstanding under the Revolver is 1% above the Bank's base rate as set from time to time (currently 8.75% per annum).

       The proceeds of the Term Loan were used to retire the $4,000,000 principal amount of the note payable to ERLY Industries, Inc. due July 27, 1997 (the "ERLY Note"). The ERLY Note, including accrued interest thereon, was paid on October 24, 1997. The Term Loan will mature in October 2002 and requires monthly payments of principal in set amounts which escalate over time plus payments of a portion of HBC's adjusted cash flow, from year to year. The interest rate payable on the Term Loan is 1.5% above the Bank's base rate as set from time to time.

       In consequence of management's intent to utilize the Term Loan to retire the ERLY Note, the Company reclassified a portion of the amount due under the ERLY Note from current portion of long-term debt to long-term debt. Accordingly, as of September 30, 1997, $458,337 of the amount due under the ERLY Note is included in current portion of long-term debt. The $458,337 included in current portion of long-term debt represents amounts due under the Term Loan through September 30, 1998.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.    LEGAL PROCEEDINGS

       The second stage of the trial in HBC's action against ERLY Industries, Inc. ("ERLY") in the Superior Court for the State of California, was held in July 1997 for the sole purpose of determining the amount of HBC's damages, if any, resulting from ERLY's breach of certain rights of first refusal provisions contained in the ERLY Note. In October 1997, the court ruled that HBC was not entitled to any damages. HBC is currently evaluating whether to appeal that ruling.

4.    SUBSEQUENT EVENT

       As discussed above in Note 2, the ERLY Note was paid on October 24, 1997 with proceeds from the Term Loan.

5.    EARNINGS PER SHARE

       The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the results for the first, second and third quarters of 1997 and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

         During the nine months ended September 30, 1997, the expansion of distribution of certain of the Company's products into markets outside of California continued to contribute positively to the profitability of the Company. However, both the Company's operations in the United Kingdom and route distribution system in Southern California continued to incur losses, albeit at a lower rate than were incurred from these activities during the comparable nine-month period ended September 30, 1996. During the second quarter, the Company completed the discontinuation of the operation of its route distribution system.

         During late April 1997, the Company introduced a lightly carbonated Energy drink in an 8-ounce slim can and currently intends to introduce additional flavors and other types of beverages to complement its existing product lines consistent with the overall image of the Hansen's(R) brand, during 1997.

         On  September  19,  1997,   the  Company   relocated   its   warehouse,
distribution and repacking operations to its facility in Corona, California.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

         Net Sales. For the three-month period ended September 30, 1997, net sales were approximately $13.4 million, an increase of $2.6 million or 24.4% over the $10.8 million net sales for the three-month period ended September 30, 1996. The increase in net sales was attributable to increased sales of Hansen's(R) fruit juice Smoothies and sales of Hansen's(R) Energy drink, which was introduced during the second quarter of 1997. The increase in net sales was partially offset by a decrease in net sales of Hansen's(R) apple juice. Sales of soda and iced teas, lemonades and juice cocktails were about the same as in the comparable period in 1996.

         Gross Profit. Gross profit was $5.5 million for the three-month period ended September 30, 1997, an increase of $1.2 million or 28.3% over the $4.3 million gross profit for the three-month period ended September 30, 1996. Gross profit as a percentage of net sales increased to 41.0% for the three-month period ended September 30, 1997 from 39.8% for the three-month period ended September 30, 1996. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $4.8 million for the three-month period ended September 30, 1997, an increase of $791,000 or 19.5% over total operating expenses of $4.0 million for the three-month period ended September 30, 1996. However, total operating expenses as a percentage of net sales decreased to 36.0% for the three-month period ended September 30, 1997 from 37.4% for the three-month period ended September 30, 1996. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by a decrease in other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Selling, general and administrative expenses were $4.7 million for the three-month period ended September 30, 1997, an increase of $828,000 or 21.2% over selling, general and administrative expenses of $3.9 million for the three-month period ended September 30, 1996. However, selling, general and administrative expenses as a percentage of net sales decreased to 35.2% for the three-month period ended September 30, 1997 from 36.1% for the three-month period ended September 30, 1996. The increase in selling expenses was primarily attributable to increases in distribution costs, advertising in general and, in particular, a radio campaign during the third quarter, and costs of promotional materials primarily in connection with the launching of the Company's new Energy drink. The increase in general and administrative expenses was primarily attributable to increased payroll costs in connection with the Company's expansion activities into additional states.

         Amortization of trademark license and trademarks was approximately $74,000 for the three- month periods ended September 30, 1997 and 1996.

         Other expenses were $37,000 for the three-month period ended September 30, 1997, a decrease of $37,000 or 50.6% below other expenses of $74,000 for the three-month period ended September 30, 1996. This decrease was primarily attributable to the expiration of certain consulting agreements, which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc. This decrease was partially offset by a new consulting agreement entered into with the former president of HBC.

         Operating Income. Operating income was $678,000 for the three-month period ended September 30, 1997 compared to operating income of $252,000 for the three-month period ended September 30, 1996. The $426,000 increase in operating income was attributable to a $1.2 million increase in gross profit which was partially offset by an increase of $791,000 in operating expenses.

         Net Nonoperating Expense. Net nonoperating expense was $177,000 for the three-month period ended September 30, 1997, which was $36,000 higher than net nonoperating expense of $141,000 for the three-month period ended September 30, 1996. Net nonoperating expense for the three-month period ended September 30, 1997 consists of net interest and financing expense and other expense. Net nonoperating expense for the three-month period ended September 30, 1996 consists of net interest and financing expense. Net interest and financing expense for the three-month period ended September 30, 1997 was $140,000 compared to $141,000 for the three-month period ended September 30, 1996. Other expense for the third quarter of 1997 consists of a $37,000 loss on the disposal of plant and equipment, primarily vehicles, following the discontinuation of the Company's route distribution system.

         Net Income. Net income was $501,000 for the three-month period ended September 30, 1997 compared to net income of $111,000 for the three-month period ended September 30, 1996. The $390,000 increase in net income for this period consists of an increase in operating income of $426,000 which was partially offset by an increase of $36,000 in net nonoperating expense.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

         Net Sales. For the nine-month period ended September 30, 1997, net sales were approximately $32.1 million, an increase of $3.5 million or 12.2% over the $28.6 million net sales for the nine-month period ended September 30, 1996. The increase in net sales was attributable to increased sales of Hansen's(R) fruit juice Smoothies, increased sales of Hansen's(R) apple juice and sales of Hansen's(R) Energy drink, which was introduced during the second quarter of 1997. The increase in net sales was partially offset by a decrease in net sales of soda, iced teas, lemonades and juice cocktails and the discontinuance of distribution of Equator(R) products in certain markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Gross Profit. Gross profit was $13.1 million for the nine-month period ended September 30, 1997, an increase of $1.9 million or 16.9% over the $11.2 million gross profit for the nine-month period ended September 30, 1996. Gross profit as a percentage of net sales increased to 40.9% for the nine-month period ended September 30, 1997 from 39.2% for the nine-month period ended September 30, 1996. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $11.5 million for the nine-month period ended September 30, 1997, an increase of $1.1 million or 10.4% over total operating expenses of $10.4 million for the nine-month period ended September 30, 1996. However, total operating expenses as a percentage of net sales decreased to 36.0% for the nine-month period ended September 30, 1997 from 36.6% for the nine-month period ended September 30, 1996. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreases in amortization of trademark license and trademarks and other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1996.

         Selling, general and administrative expenses were $11.1 million for the nine-month period ended September 30, 1997, an increase of $1.2 million or 12.4% over selling, general and administrative expenses of $9.9 million for the nine-month period ended September 30, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 34.7% for the nine-month period ended September 30, 1997 from 34.6% for the nine-month period ended September 30, 1996. The increase in selling expenses was primarily attributable to increases in distribution costs, advertising in general and, in particular, a radio campaign during the third quarter, and costs of promotional materials primarily in connection with the launching of the Company's new Energy drink. The increase in general and administrative expenses was primarily attributable to increased payroll costs in connection with the Company's expansion activities into additional states.

         Amortization of trademark license and trademarks was approximately $220,000 for the nine-month period ended September 30, 1997, a decrease of $103,000 from the $323,000 for the nine-month period ended September 30, 1996. This decrease is attributable to the change in the amortization period from 25 years to 40 years as more fully described in Note 1 in the Company's Form 10-K for the year ended December 31, 1996.

         Other expenses were $184,000 for the nine-month period ended September 30, 1997, a decrease of $39,000 or 17.5% below other expenses of $223,000 for the nine-month period ended September 30, 1996. This decrease was primarily attributable to the expiration of certain consulting agreements, which were entered into in connection with the purchase of the Hansen Business and the merger between the Company, CVI Ventures, Inc. and Continental Ventures, Inc. This decrease was partially offset by a new consulting agreement entered into with the former president of HBC.

         Operating Income. Operating income was $1.6 million for the nine-month period ended September 30, 1997 compared to operating income of $761,000 for the nine-month period ended September 30, 1996. The $814,000 increase in operating income was attributable to a $1.9 million increase in gross profit, which was partially offset by an increase of $1.2 million in operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Net Nonoperating Expense. Net nonoperating expense was $450,000 for the nine-month period ended September 30, 1997, which was $223,000 higher than net nonoperating expense of $227,000 for the nine-month period ended September 30, 1996. Net nonoperating expense for the nine months ended September 30, 1997 consists of net interest and financing expense and other expense. Net nonoperating expense for the nine months ended September 30, 1996 consists of net interest and financing expense and other income. Net interest and financing expense for the nine-month period ended September 30, 1997 was $413,000 compared to $460,000 for the nine-month period ended September 30, 1996. The decrease in net interest and financing expense was attributable to a decrease in the amortization of certain capitalized financing costs incurred in connection with the securing of HBC's previous revolving line of credit, which were fully amortized by the third quarter of 1996, and lower average short-term borrowings during the nine-month period ended September 30, 1997 than during the comparable nine-month period in 1996. Other expense for the third quarter of 1997 consists of a $37,000 loss on the disposal of plant and equipment, primarily vehicles, following the discontinuation of the Company's route distribution system. Other income for 1996 consisted of $233,000 of income from the recovery under the Hawaiian Water Partners note described in Note 3 in the Company's Form 10-K for the year ended December 31, 1996.

         Net Income. Net income was $1.1 million for the nine-month period ended September 30, 1997 compared to net income of $531,000 for the nine-month period ended September 30, 1996. The $553,000 increase in net income for this period consists of an increase in operating income of $814,000 which was partially offset by an increase of $223,000 in net nonoperating expense and a provision for income taxes of $38,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had working capital of $2,045,844 compared to a working capital deficit of $2,707,471 as of December 31, 1996. The increase in working capital was primarily attributable to the reclassification of the amount due under the ERLY Note from current portion of long-term debt to long-term debt, as explained above in Note 2 to the Company's unaudited financial statements for the period ended September 30, 1997, and partially attributable to net income earned, after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, during the nine-month period ended September 30, 1997.

         As explained in Note 2 to the Company's unaudited financial statements for the period ended September 30, 1997, HBC obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. As of September 30, 1997, $716,294 was outstanding under the Revolver. The Revolver is secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. The initial use of proceeds under this line of credit was to refinance HBC's previous line of credit. The Revolver is subject to renewal on the maturity date, May 1, 1998. The Company anticipates that the Revolver will be renewed on the expiration date, but there can be no assurance it will, in fact, be renewed, or if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

         During the first, second and third quarters of 1997, HBC utilized a portion of its then existing line of credit, together with its own funds, for working capital, to finance its expansion and development plans, and to reduce long-term debt. Purchases of inventory and financing of accounts receivable, as well as HBC's expansion and development plans, have been, and for the foreseeable future, are expected to remain, HBC's principal recurring use of working capital funds. Management believes that cash available from operations, current cash resources and the Revolver, will be sufficient for its working capital needs, including purchase commitments for raw materials, debt servicing and expansion and development needs through September 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, businesses compatible with the image of the Hansen's(R) brand and the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facility.

FORWARD LOOKING STATEMENTS

         Certain statements made in this Report, including certain statements made in this Management's Discussion and Analysis, contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things.

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

                                                    HANSEN NATURAL CORPORATION
                                                    Registrant

Date:  November 12, 1997

                                                    By: RODNEY SACKS
                                                    Rodney C. Sacks
                                                    Chairman of the Board
                                                    and Chief Executive Officer





                                                    By: HILTON SCHLOSBERG
                                                    Hilton H. Schlosberg
                                                    Vice Chairman
                                                    and Chief Financial Officer

                               INDEX TO EXHIBITS

         The following designated exhibits, as indicated below, are either filed herewith or have hereto fore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

Exhibit No.                            Document Description
------------------          ------------------------------------------------

Exhibit 10 (ww)             Packaging Agreement dated April 14, 1997
                            between Hansen Beverage Company and
                            U.S. Continental Packaging, Inc.

Exhibit 10 (xx)             Revolving Credit Loan and Security Agreement dated
                            May 15, 1997 between Comerica Bank - California and
                            Hansen Beverage Company.

Exhibit 10 (yy)             Severance and Consulting Agreement dated as of
                            June 20, 1997 by and among Hansen Beverage Company,
                            Hansen Natural Corporation and Harold C. Taber, Jr.

Exhibit 10 (zz)             Stock Option Agreement made as of June 20, 1997
                            by and between Hansen Natural Corporation and Harold C. Taber, Jr.

Exhibit 10 (aaa)            Variable Rate Installment Note dated October 14,
                            1997 between Comerica Bank - California and
                            Hansen Beverage Company.

Exhibit 27                  Financial Data Schedule