Form 10-K
period 1997-12-31
HANSEN NATURAL CORP
filed 1998-03-31
CIK 865752

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
     (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from ___ to ___

                         Commission File Number 0-18761

                           HANSEN NATURAL CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                           39-1679918
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization         Identification No.)

           2380 Railroad Street, Suite 101, Corona, California 91720
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (909) 739 - 6200

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
            Title of each class                on which registered
               Not Applicable                     Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                    Common Stock, $.005 par value per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $10,600,261 computed by reference to the sale price for such stock on the Nasdaq Small-Cap Market on March 5, 1998.

         The number of shares of the Registrant's Common Stock, $.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 5, 1998 was 9,130,869 shares.

                           HANSEN NATURAL CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS



Item Number                                                        Page Number
                                     PART I

 1.        Business                                                          3
 2.        Properties                                                       12
 3.        Legal Proceedings                                                12
 4.        Submission of Matters to a Vote of Security Holders              13

                                    PART II

 5.        Market for the Registrant's Common Equity and Related
             Shareholder Matters                                            13
 6.        Selected Financial Data                                          15
 7.        Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            15
 8.        Financial Statements and Supplementary Data                      22
 9.        Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            22

                                    PART III

10.       Directors and Executive Officers of the Registrant                22
11.       Executive Compensation                                            24
12.       Security Ownership of Certain Beneficial Owners and Management    29
13.       Certain Relationships and Related Transactions                    31

                                    PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K   33
          Signatures                                                        34

                                     PART I

ITEM 1.  BUSINESS

Background of the Company and Subsidiaries

         Hansen Natural Corporation ("Hansen" or the "Company") is a Delaware corporation which maintains its principal place of business at 2380 Railroad Street, Suite 101, Corona, California 91720, and its telephone number is (909) 739 - 6200.

         The Company is a holding company and carries on no operating business except through its direct and indirect subsidiaries. Hansen Beverage Company, a direct wholly-owned subsidiary of the Company ("HBC"), conducts substantially all of the Company's operating business and generates substantially all of the Company's operating revenues. The Company's other direct wholly-owned subsidiary, CVI Ventures, Inc. ("CVI"), is inactive. The Company has one indirect subsidiary, Hansen Beverage Company (UK) Limited ("HBC (UK)"), which is in the course of being deregistered.

Background of the Hansen Business

         In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., now known as The Fresh Juice Company of California, Inc. ("FJC"). In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"), also based in Los Angeles. Subsequently, HFI expanded its product line from juices to include Hansen's(R) Natural Sodas. In November 1988, HFI reorganized its business under Chapter 11 of the federal Bankruptcy Code. In connection with those reorganization proceedings, California CoPackers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain of the assets of HFI in January 1990.

         On July 27, 1992, the Company, through its wholly-owned subsidiary, HBC, acquired the Hansen's(R) brand natural soda and apple juice business (the "Hansen Business") from CCC. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated.

Products

         Hansen  is  engaged  in  the   business  of   marketing,   selling  and
distributing so-called "alternative" beverage category sodas, fruit juices, fruit juice Smoothies, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, "functional" drinks and still water. Hansen's(R) Natural Sodas are classified as "new age" beverages and have been a leading natural soda brand in Southern California for the past twenty years.

         In 1997, Hansen's(R) Natural Sodas had the highest sales amongst comparable carbonated new age category beverages measured by unit volume in the Southern California market (Source: Nielsen Scantrack Reports for Southern California). Hansen's(R) Natural Sodas are currently available in nine regular flavors consisting of Mandarin Lime, Lemon Lime, Grapefruit, Raspberry, Creamy Root Beer, Vanilla Cola, Cherry Vanilla Creme, Peach Mango and Kiwi Strawberry. Hansen has two low calorie sodas in Wildberry and Cola flavors. Hansen's(R) Natural Sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, high fructose corn syrup and in the case of low calorie sodas, with aspartame as well, and citric acid. Hansen's(R) Natural Sodas are currently packaged in 12-ounce aluminum cans. Hansen also produces soda concentrate for sale to licensed bottlers. Management is currently planning to introduce a line of premium natural sodas in proprietary glass bottles, through existing distributors, later in 1998.

         The new age beverage category includes sodas that are considered natural, including those made without preservatives or artificial ingredients, sparkling juices and flavored sparkling waters. The recent growth in popularity of non-carbonated ready-to-drink iced teas, lemonades, juice cocktails and sports drinks caused the beverage industry to combine so-called new age sodas with non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, sports drinks and single-serve still water in a broader category known as the "alternative" beverage category. The alternative beverage category is the fastest growing segment of the beverage marketplace. (Source: Beverage Marketing Corporation). Sales for the alternative beverage category of the market are estimated to have reached approximately $7.4 billion at wholesale in 1997 with a growth rate of approximately 7.8% over the prior year. (Source: Beverage Marketing Corporation).

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

         Hansen's ready-to-drink iced teas are made with decaffeinated tea. The Company's other non-carbonated products are made with high quality juices. Hansen's non-carbonated products (other than its 100% juice products) are also made with natural flavors, high fructose corn syrup and in the case of the low calorie iced tea and low calorie juice cocktail, with aspartame, citric acid and other ingredients. Hansen's ready-to-drink iced teas, lemonades and juice cocktails are currently packaged in 16-ounce non-returnable wide-mouth glass bottles. Management is currently considering introducing a line of premium "functional" teas in unique glass bottles later in 1998 or in 1999.

         The Company's juice product line currently includes Hansen's(R) Natural Old Fashioned Apple Juice and Apple Cider which is packaged in 64- and 128-ounce (P.E.T.) plastic bottles. The labels for the apple juice were completely redesigned in 1997. Hansen's juice products compete in the shelf-stable juice category. The Company is currently introducing two 100% juice products: an apple strawberry juice blend and an apple grape juice blend in 64-ounce (P.E.T.) plastic bottles. The Company is also in the process of introducing a 100% juice DynaJuice(TM) in 46-ounce (P.E.T.) plastic bottles. DynaJuice(TM) is fortified with fifteen vitamins and minerals.

         In March 1995, the Company expanded its juice product line by introducing a line of fruit juice Smoothies. The Company's fruit juice Smoothies contain approximately 35% juice and have a smooth texture that is thick but lighter than a nectar. The Company's fruit juice Smoothies provide 100% of the recommended daily allowance for adults of Vitamins A, C & E (the antioxidant triad) and represent Hansen's entry into the "functional"(nutraceutical) beverage sector. The Company's fruit juice Smoothies are packaged in 11.5-ounce aluminum cans and in a unique proprietary 13.5-ounce glass bottle designed by the Company. Hansen's fruit juice Smoothies are available in seven flavors:
Strawberry Banana, Peach Berry, Mango Pineapple, Guava Strawberry, Pineapple Coconut, Apricot Nectar and Tropical Passion. There is also available a lite Smoothie and an energy Smoothie which is different, not only from other beverages in the market, but also from other Smoothies. This product contains Ginseng and Taurine, two popular energy supplements, as well as Vitamins B2, B6, B12, Niacin, Vitamin C and Glucose. Management plans to introduce a line of "super" Smoothies in 11.5-ounce cans and in a unique 13.5-ounce glass bottle, later in 1998.

         Hansen's still water products were introduced in 1993. Hansen's still water products are packaged in plastic bottles ranging from .5-liter to 1.5-liters in size.

         During April 1997, the Company introduced a lightly carbonated energy drink in an 8.2-ounce slim can. Similar drinks are popular in Europe and management believes that there are good prospects that these types of drinks will become popular in the United States as well. The Company has concentrated on marketing its energy drink through its distributor network. Almost all of the distributors that currently distribute the Company's Smoothie products in bottles have commenced to distribute the Company's new energy drink in 8.2-ounce slim cans. In certain instances, new distributors who agreed to distribute the Company's new energy drink, have subsequently agreed also to distribute the Company's Smoothie products in bottles.

         The Company's new energy drink falls within the category that has generally been described as the "functional" beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. Management believes that the "functional" beverage category has good growth potential. The Company has recently introduced additional "functional" beverages namely, a ginger flavored d-stress(TM) drink, an orange flavored anti-ox(TM) drink and a guarana berry flavored stamina(TM) drink in 8.2-ounce slim cans. Initial response from distributors, certain convenience chain store buyers and a limited number of consumers has been positive and is encouraging.

         During 1996, the Company discontinued marketing its Equator(R) brand of ready-to-drink iced teas, lemonades and juice cocktails in cans but continues to offer such products in 20-ounce cobalt blue glass bottles in limited markets. Due to the low sales volume of Equator(R) products in such bottles, management is presently evaluating whether or not to discontinue such line.

         The Company continues to evaluate and intends to introduce additional flavors and other types of beverages to complement its existing product lines.

Manufacture, Production and Distribution

         The concentrates for Hansen's(R) Natural Soda products are blended at independent production facilities. In each case, the concentrate is delivered by independent trucking companies to Hansen's licensed bottlers and copackers, each of which adds filtered water, high fructose corn syrup or, in the case of the low calorie sodas, aspartame, citric acid and carbonation and packages the products in approved container sizes. Hansen's most significant copacking arrangement is with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to a contract under which Southwest packages Hansen's canned soda products for sale in California and other areas where Hansen does not have a manufacturing arrangement with a local bottler. This arrangement continues indefinitely and is subject to termination on 60 days written notice from either party. The finished products are sold to major grocery chain stores and to club stores in certain regions through brokers; to club stores in certain regions, specialty chain stores, mass merchandisers and the health food trade directly by Hansen; and also by licensed bottlers and distributors.

         The Company purchases juices and juice concentrates for its juice products; juices, juice concentrates and flavors for its ready-to-drink iced tea, lemonade and juice cocktail products; concentrates for its fruit juice Smoothie products; and flavors, vitamins, herbal and other ingredients for its functional drinks, from various producers and manufacturers. Such materials are then delivered to the Company's copackers for manufacture and packaging of the finished products.

         The Company's soda, apple juice and juice products, ready-to-drink iced tea, lemonade and juice cocktail products in bottles, Smoothie beverages and still water products as well as its functional drinks are copacked by various copackers under separate arrangements, each of which continue on a month-to-month basis, except for the arrangement with Southwest which is described above.

         The apple juice, juice products, iced tea, lemonade, and juice cocktail products and fruit juice Smoothie products in cans are sold primarily in California, Nevada and Arizona to major grocery chain stores and in certain limited instances to mass merchandisers through food brokers; and to club stores, specialty chain stores and the health food trade directly by Hansen and also through distributors. The Company's fruit juice Smoothie products in bottles and functional drinks in 8.2-ounce slim cans are distributed almost exclusively by bottlers and/or distributors that do not distribute other products of the Company.

         Management  has  secured  limited  additional  copacking   arrangements
outside California to enable the Company to produce certain of its products closer to the markets where they are sold and thereby reduce freight costs. When volumes in markets outside California justify, the Company will secure additional copacking arrangements in an endeavor to further reduce freight costs.

       Sales in the United Kingdom were lower than anticipated during 1997; and, as a consequence, the Company elected to curtail its direct operations in the United Kingdom. At the end of 1997, the Company commenced with the deregistration of its United Kingdom subsidiary and the closure of that subsidiary's offices. In the future, the Company will deal with its distributor in the United Kingdom from its corporate offices in California and will export all products sold by it to such distributor from the United States.

         The Company's ability to estimate demand is imprecise, particularly with new products, and may be less precise during periods of rapid growth and particularly in new markets. If the Company underestimates materially demand for its products or is unable to secure sufficient copacking arrangements, it might not be able to satisfy demand on a short-term basis.

         Although the Company's arrangements for production of its products are generally of short duration or terminable upon request, management believes that a short disruption would not significantly affect the Company's revenues since alternative copacking facilities in the United States with adequate capacity can be obtained for each of its products (other than its functional drinks in 8.2-ounce slim cans) at commercially reasonable rates if necessary or desirable and within a reasonably short time period. Production capacity in the United States for the Company's functional drinks in 8.2-ounce slim cans is limited at present and a disruption in production of such products could significantly affect the Company's revenues from such products as alternative copacking facilities in the United States with adequate capacity may not be available for such products at commercially reasonable rates, if necessary or desirable, within a reasonably short time period. The Company is currently taking steps to secure the availability of an alternative copacking facility in the United States with adequate capacity for the production of such products to minimize the risk of any disruption in production.

         The Company itself is primarily responsible for marketing its products (other than its fruit juice Smoothies in bottles and functional drinks in 8.2-ounce slim cans) in California, Nevada, and Arizona. In the following states, certain of Hansen's products are marketed by bottlers and/or distributors which have entered into licensing and/or distribution agreements with Hansen: Alaska, Arkansas, Colorado, Connecticut, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky,
Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wyoming. In many of these states, distribution is only on a limited scale. In California, Nevada and Arizona, the Company's fruit juice Smoothies in bottles and functional drinks in 8.2-ounce slim cans are marketed by bottlers and distributors which have entered into distribution agreements with Hansen. Certain of the Company's products, such as Smoothies in cans, natural sodas and juice cocktails, are sold through club stores in the vast majority of states, which includes but is not limited to the states listed above. Hansen's juice products are currently marketed only in California, Nevada and Arizona. Certain of the Company's products are also marketed in the United Kingdom and, on a more limited basis, in other countries outside of the United States, including
Canada, Northern Mexico, Northern Ireland, Denmark, Philippines, Indonesia, Taiwan, Hong Kong, and the Caribbean.

         The Company intends to aggressively expand the distribution of its products into new markets, both within the United States and abroad.

         In 1997, management decided to replace its route distribution system in Southern California with distribution arrangements with independent distributors for the majority of the area previously covered. Although such transition resulted in lower sales of the Company's products (generally because the independent distributors also distribute other beverage products which in many cases compete directly with the Company's products), such lower sales nevertheless contributed positively to the profitability of the Company as compared to the previous losses that were incurred by the Company from the route distribution system.

         The Company is continuing to expand distribution of its products by seeking to enter into agreements with regional bottlers and beer or other direct store delivery distributors having established sales, marketing and distribution organizations. Hansen's licensed bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products are directly competitive with the Company's products. The Company's strategy of licensing regional bottlers to produce Hansen's(R) Natural Sodas from concentrate provided by the Company, has not fulfilled management's expectations, partly because bottlers have preferred to focus on alternative beverage products having higher margins than sodas. At the end of 1997, management awarded the Company's distributor in Colorado the right to market and distribute its Natural Sodas in that state in place of its licensed bottler. The Company continues to utilize such bottler to manufacture Natural Sodas on its behalf.

         Management is currently evaluating various alternatives to expand the distribution of Hansen's(R) Natural Sodas into selected new markets.

         The  Company   intends  to  continue   building  its   national   sales
organization in 1998 to support and grow the sales of its products.

         During 1997, a portion of the Company's sales outside the United States were made directly by the Company through export sales to distributors outside of the United States and a portion were made by the Company's indirect subsidiary, HBC (UK). In 1998, sales outside the United States will be made directly by the Company through distributors outside the United States, following the decision to deregister HBC (UK) at the end of 1997. In 1997, export sales to distributors outside the United States and sales in the United Kingdom (which includes sales to other countries supplied from the United Kingdom) amounted to approximately $519,000 and $335,000, respectively.

         During the second quarter of 1997, management reevaluated the Company's then existing warehousing, repacking and distribution arrangements, all of which were in the hands of a third party. Management concluded that in consequence of the expansion of the Company's business and increased volumes, it would be cost efficient for the Company to rent its own warehouse facility and to appoint an independent contractor to manage that facility, as well as the repacking and distribution of the Company's products therefrom. Management also concluded that it would be cost efficient for the Company's corporate offices to be relocated to such facility. Consequently, the Company agreed to lease a warehouse in
Corona, California for use as the Company's corporate offices and primary national warehouse, repacking and distribution center for the Company's products. The warehouse was relocated to such facility during September 1997 and the corporate offices on March 1, 1998. Although the Company agreed to sublease a portion of the warehouse facility to the independent contractor which manages the warehouse facility and the repacking and distribution of the Company's products therefrom, the sublease could not be implemented as the entire warehouse facility is being utilized for the Company's products due to higher inventory levels which are attributable to increased sales and number of products being marketed and distributed by the Company. In light of its agreement with the independent contractor, it will not be necessary for the Company to employ additional personnel to manage the warehouse facility, or for the repacking or distribution of its products.

Competition

         The Company's functional energy drink competes directly with Red Bull, Hype, XTC and many other brands and its other functional drinks compete directly with Elix, Lipovitan and other brands. The "functional" drink category is in its infancy and increased competition is anticipated within a relatively short period of time. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, have recently added or are in the process of adding vitamins, herbs and/or nutrients to their products with a view to labeling their products as "functional" beverages. However, many of those products are believed to contain low levels of such ingredients and principally deliver refreshment.

         The soda, juice, and non-carbonated beverage businesses are also highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. The Company's products compete with traditional soft drinks (cola and non-cola), and alternative beverages, including new age beverages and ready-to-drink iced teas, lemonades and juice cocktails as well as juices and juice drinks and nectars produced by a relatively large number of manufacturers, most of which have substantially greater financial and marketing resources than Hansen.

         For its natural soda and other products, Hansen competes not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. The Company's products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally known producers such as The Coca Cola Company, PepsiCo, Inc., Dr. Pepper/Seven-Up Companies, Inc., Cadbury Schweppes, The Quaker Oats Company, Triarc Group of Companies (which includes the RC Soda, Snapple, Mistic and Stewards brands) and Nestle Beverage Company. More specifically, the Company's products compete with other alternative beverages, including new age beverages, such as Snapple, Mistic, Arizona, Clearly Canadian, Sobe, Everfresh, Nantucket Nectars, Mistic Rain Forest Nectars, Very Fine, Calistoga, Blue Sky, Red Bull and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca Cola Company and PepsiCo, Inc. have introduced products in that market segment which compete directly with the Company's products such as Nestea, Fruitopia, Lipton and Ocean Spray. The Company's products also compete with private label brands such as those carried by chain and club stores. Important factors affecting Hansen's ability to compete successfully include taste and flavor of products, trade and consumer promotion, rapid and effective development of new products, attractive and different packaging, brand and product advertising and pricing. Hansen must also compete for distributors who will concentrate on marketing the Company's products over those of Hansen's competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative beverage category could cause the Company's products to lose market share or experience price erosion which could have a material adverse effect on Hansen's business.

         The Company's fruit juice Smoothies compete with Kern's nectars in the western states and Libby's in the eastern states and Mistic Rain Forest Nectars nationally and also with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 10- to 18-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

         The Company's apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welsh's, Ocean Spray, Langer's, Adams and Eve, Northland and also with other brands of apple juice and juice blends, especially store brands. The Company's still water products compete directly with Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead and other brands of still water, especially store brands.

Marketing

         Hansen's marketing strategy is to focus on consumers who seek beverages which are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in the Company's product lines (other than the Company's new functional energy and stamina(TM) drinks which do contain caffeine). This message is reinforced in the product packaging which is undergoing extensive redesign. The regular wholesale price of Hansen's(R) Natural Sodas in cans is slightly higher than mainstream soft drinks such as Coca-Cola and Pepsi, although generally lower than the prices of the products of many competitors in the new age category. In its marketing, Hansen emphasizes its high quality "natural" image and the fact that its soda products contain no preservatives, sodium, caffeine or artificial coloring. The regular wholesale price of the Company's non-carbonated beverages and its Equator(R) brand is slightly lower than competitive non-carbonated beverages marketed under the Snapple, Mistic, Lipton, Nestea, Fruitopia, Ocean Spray and Arizona brands. In its marketing, Hansen emphasizes its high quality natural image and the fact that its iced tea products are decaffeinated and lighter than those of many of its competitors. The regular wholesale prices of the Company's fruit juice Smoothie products are similar to those of Kern's nectars. Without abandoning its natural and healthy image, the Company has launched a new lightly carbonated energy drink in 8.2-ounce slim cans, containing two popular energy supplements, Ginseng and Taurine, to appeal to the young and active segment of the beverage market that desires an energy boost from its beverage selection. Hansen's(R) new energy drink also contains Vitamins B2, B6, B12, Niacin, Vitamin C, Ginkgo Biloba, Guarana, Caffeine and Glucose. The Company has since launched three additional lightly carbonated functional drinks. The first, a stamina(TM) drink contains Coenzyme Q-10, L-Carnitine, Bee Pollen, Royal Jelly, Schizandra Berry and Vitamins B5, B6, B12, Niacin, Vitamin C, Guarana Berry and Caffeine; the second, a d-stress(TM) drink contains Kava Kava, St John's Wort, L-Tyrosine, Chamomile as well as Vitamins B5, B6, B12, Niacin and Vitamin C; and the third, an anti-ox(TM) drink contains Grape Seed Extract, Selenium, Echinacea, Vitamins A, C and E as well as Vitamins B5, B6, B12 and Niacin. The supplements, amino acids, vitamins, nutrients and herbs ("supplements") contained in each of the functional drinks are intended to provide specific but different functional benefits to the consumers of each of such products.

         Hansen's internal research has revealed that Hansen's(R) Natural Sodas have a high degree of repeat purchase. Therefore, Hansen's sales and marketing strategy is to focus its primary efforts on developing brand awareness and trial through sampling both in stores and at events. Hansen intends to place increased emphasis on product sampling and participating in direct promotions. The Company proposes to continue to use its refrigerated truck extensively at events at which the Company's products, particularly its fruit juice Smoothies and Natural Sodas, will be distributed to consumers for sampling. Hansen utilizes "push-pull" tactics to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for its products including advertising, price promotions, couponing, sampling and sponsorship of sporting events such as 10-K runs, bicycle races, volleyball tournaments and other health- and sports-related activities and also participates in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and couponing are also used extensively to promote the Hansen's(R) brand.

         Management increased expenditures for its sales and marketing programs by approximately 35% in 1997 compared to 1996.

         Hansen intends to support its planned expansion of distribution and sale of its products through the in-store placement of point-of-sale materials, use of glide racks and a proprietary rolling rack for its functional drinks and by developing local marketing programs in conjunction with its distributors in their respective markets. By enlisting its distributors as participants in its marketing and advertising programs, Hansen intends to create an environment conducive to the growth of both the Hansen's(R) brand and the businesses of its distributors.

         In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged ("cost basis"). As of December 31, 1997, advertising and marketing credits, on a cost basis, totaled $265,000. Advertising and marketing credits, on a barter basis, totaled $527,000 at that date. Although such credits remain available for use by the Company through January 2002, management is unable to estimate their remaining net realizable value at December 31, 1997. Accordingly, the Company has fully reserved against such amount in the accompanying financial statements.

         Management continues to believe that one of the keys to success in the beverage industry is differentiation; making Hansen's(R) products clearly distinctive from other beverages on the shelves of retailers. The Company reviews its products and packaging on an ongoing basis and, where practical, endeavors to make them different, better and unique. The Company recently redesigned the labels for Hansen's(R) juice products. In the case of Hansen's(R) soda products, an inexpensive redesign of the can graphics was implemented during 1997 as an interim measure. Management contemplates that the graphics for the Company's Smoothie and soda products will be completely redesigned over the next twelve months in an endeavor to develop a new packaging system that will maximize visibility and identification of all Hansen's(R) brand products, wherever they may be placed in stores.

Customers

         The core of Hansen's business is currently based on retail chain, specialty and club store distribution, primarily in California. These retail chain, specialty and club stores account for approximately 72% of Hansen's sales. Major customers include Costco Wholesale, Trader Joes, Sam's Club, Lucky, Vons, Safeway, Ralph's, Hughes, Wal-Mart and Albertson's. Two customers accounted for 29% and 11%, respectively, of the Company's sales for the year ended December 31, 1997. A decision by either of these major customers to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

Source and Availability of Raw Materials

         The Company purchases its soda, functional drink and non-carbonated beverage flavors and concentrates from independent suppliers located in the United States and Mexico and juices, concentrates and flavors for its apple and other juice products and fruit juice Smoothie products from independent suppliers in the United States and abroad.

         Suppliers regard flavors as proprietary to them. Consequently, Hansen does not currently have the list of ingredients or formulae for its flavors and certain of its concentrates readily available to it and is unable to obtain these flavors or concentrates from alternative suppliers on short notice. The Company was involved in determining the formulae for and securing suppliers of the supplements contained in its functional drinks and is able to obtain such supplements from alternative suppliers on reasonable notice. Industry wide shortages of certain supplements have been and could, from time to time, be experienced in the future, which could interfere with production.

         Management continues to attempt to develop back-up sources of supply for its flavors and concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable it to obtain access to certain concentrate formulae in certain circumstances. The Company has been partially successful in these endeavors. By working with suppliers rather than on its own, Hansen is able to develop new products at low cost as well as to diversify its supplier network.

         Hansen's goal is to ensure that all raw materials used in the manufacture and packaging of the Company's products, including its natural soda, functional drinks and non-carbonated concentrates and juices, high fructose corn syrup, citric acid, caps, cans, glass bottles and labels, are readily available from two or more sources and is continuing its efforts to achieve this goal.

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

Seasonality

         Hansen normally experiences greater sales and profitability during its second and third fiscal quarters (April through September). The consumption of soda and non-carbonated beverage products fluctuates in part due to temperature changes with the greatest consumption occurring during the warm months. During months where temperatures are abnormally warm or cold, consumption goes up or down accordingly. Similarly, consumption is affected in those regions where temperature and other weather conditions undergo dramatic changes with the seasons. Management anticipates that the sale of the Company's products may become increasingly subject to seasonal fluctuations as more sales occur outside of California in areas where weather conditions are intemperate. Sales of the Company's apple juice products are less affected by such factors. The Company believes that sales of its apple strawberry and apple grape, juice blends as well as of its DynaJuice(TM) and functional drinks, will be less affected by such factors. However, as the Company has not had the benefit of any prior experience with such products, it is unable to predict the likely sales trend of such products with any degree of accuracy.

Trademark

     The Hansen's(R) trademark is crucial to the Company's business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's(R) trademark is owned by a trust (the "Trust")which was created by an agreement between Hansen and FJC's predecessor("the Agreement of Trust"). The Trust has licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust has licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. Such license is, however, terminable if certain minimum royalty payments are not made to the Trust. A similar license agreement exists between the Trust and HBC with regard to non-beverage products. Royalty expenses incurred in respect of such non-carbonated beverages and water during 1997 amounted to $15,636. No royalties are payable on sodas, juices, lemonades, juice cocktails, fruit juice Smoothies or the "functional" drinks. HBC, FJC's predecessor and the Trust have also entered into a Royalty Sharing Agreement pursuant to which royalties payable by third parties procured by FJC or its predecessor or HBC will initially be shared between the Trust and HBC and, after a specified amount of royalties have been received, will be shared equally between HBC and FJC. Under the terms of the Agreement of Trust, FJC will receive royalty income paid to the Trust in excess of Trust expenses and a reserve therefor. Management believes that such royalty payments as a percentage of sales are comparatively low. FJC's predecessor applied to register the trademark Hansen's Smoothie(TM), and agreed to assign its rights thereto to the Trust. The Company's right to use such trademark is coextensive with its right to use the Hansen's(R) trademark. The Company has applied to register a number of trademarks including, but not limited to, LIQUIDFRUIT(TM), functionals(TM), anti-ox(TM), d-stress(TM), stamina(TM), THE REAL DEAL(TM), It's Just Good(TM) and Aqua Blast(TM).

         The  Company  owns in its  own  right  the  trademarks,  Imported  from
Nature(R),   California's   Natural   Choice(R),   California's   Choice(R)  and
Equator(R).

Government Regulation

         The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (the "FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers including, without limitation, statements concerning product ingredients.

Employees

         As of March 5, 1998, Hansen employed a total of 53 employees, 43 of whom are employed on a full-time basis. Of Hansen's 53 employees, 25 are employed in administrative and quality control capacities and 28 are employed in sales and marketing capacities.

     During 1997, Mr. Harold C. Taber, Jr. elected to retire as President and Chief Executive Officer of HBC. Mr. Taber agreed to act as a consultant to HBC for a period of two years and to remain as a director of the Company. The Company will continue to operate with three separate divisions namely, soda, juice and down-the-street single serve, under existing management at the direction of Messrs. Rodney Sacks and Hilton Schlosberg.

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

ITEM 2.  PROPERTIES

         Hansen's corporate offices and warehouse are located in a single building at 2380 Railroad Street, Suite 101, Corona, California 91720. This facility is leased by HBC for a period of eighty nine (89) months commencing from September 19, 1997. The gross area of the facility is approximately 66,700 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         The second stage of the trial in HBC's action against ERLY Industries, Inc. ("ERLY") in the Superior Court for the State of California, was held in July 1997 for the sole purpose of determining the amount of HBC's damages, if any, resulting from ERLY's breach of certain rights of first refusal provisions contained in HBC's subordinated secured promissory note in the principal amount of $4 million in favor of ERLY. In November 1997, the court held that HBC had not suffered any damages as a result of ERLY's breach of the note. HBC has filed an appeal against that judgement. A motion was made by ERLY for the costs of such action to be awarded in its favor, which was dismissed by the court. ERLY has filed a cross appeal on that issue. The full amount due under the note to ERLY was paid in November 1997 with the proceeds of a term loan obtained by the Company from Comerica Bank - California. The ultimate outcome of this matter cannot presently be predicted.

         Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the properties is subject, other than ordinary routine litigation incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on November 14, 1997. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

                                                                Votes For
                                                               -----------
                   Rodney C. Sacks                              6,848,952
                   Hilton H. Schlosberg                         6,855,876
                   Benjamin M. Polk                             6,856,116
                   Norman C. Epstein                            6,856,106
                   Harold C. Taber, Jr.                         6,856,009

         In addition, at the meeting the stockholders of the Company ratified the appointment of Deloitte & Touche as independent auditors of the Company for the year ending December 31, 1997, by a vote of 6,850,754 for, 10,410 against and 8,762 abstaining.

         In addition, at the meeting the stockholders of the Company ratified the amendment of the Company's Stock Option Plan (the "Plan") to increase the number of shares of Common Stock issuable pursuant to the Plan to 2,000,000 shares and to limit the number of options that may be granted to any individual under the Plan during any 60-month period to 500,000 shares, by a vote of 5,279,533 for, 104,208 against and 56,169 abstaining.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

Principal Market

         The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the Nasdaq Small-Cap Market under the symbol "HANS". As of March 5, 1998, there were 9,130,869 shares of Common Stock outstanding held by approximately 796 holders of record.

Stock Price and Dividend Information

         The following table sets forth high and low bid closing quotations for the Common Stock, on a quarterly basis from January 1, 1995 to December 31, 1997:

                                        Common Stock
                              -----------------------------------------
                                 High Bid                  Low Bid
                              ------------------      -----------------
Year Ended December 31, 1997
First Quarter                       $ 1 3/8                $ 1
Second Quarter                      $ 1 7/16               $   31/32
Third Quarter                       $ 1 15/16              $ 1 3/8
Fourth Quarter                      $ 2 11/16              $ 1 9/16

Year Ended December 31, 1996
First Quarter                       $   31/32              $   5/8
Second Quarter                      $ 2 11/16              $   5/8
Third Quarter                       $ 2 1/2                $ 1 5/8
Fourth Quarter                      $ 2 5/16               $ 1 1/16

Year Ended December 31, 1995
First Quarter                       $ 1 13/16              $ 1 7/16
Second Quarter                      $ 1 1/2                $ 1 3/16
Third Quarter                       $ 1 5/8                $ 1 1/8
Fourth Quarter                      $ 1 5/32               $   5/8


         The quotations for the Common Stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and, bid quotations, may not necessarily represent actual transactions and "real time" sale prices. The source of the bid information is the Nasdaq Stock Market, Inc.

         Hansen has not paid dividends to its stockholders since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The consolidated statement of operations data set forth below with respect to each of the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and the balance sheet data for the dates indicated are derived from the consolidated financial statements audited by Deloitte and Touche LLP, independent certified public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this and in the 1996 and 1995 Forms 10-K and in the 1994 and 1993 Forms 10-KSB.

(in 000's except per
 share information)        1997      1996        1995        1994       1993
--------------------     -------   -------     -------     --------   --------

Net sales              $43,057     $35,565     $33,991     $28,816     $23,659

Net income (loss)      $ 1,250     $   357     $(1,350)    $(1,407)    $   650

Net income(loss) per common share:
  Basic                $  0.14     $  0.04     $ (0.15)    $ (0.15)    $  0.07
  Diluted              $  0.13     $  0.04                             $  0.08

Total assets           $16,933     $16,109     $17,521     $17,654     $17,120

Long-term debt         $ 3,408     $ - 0 -     $ 4,032     $ 3,971     $ 3,875


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Management believes that during 1997 the Company continued to make progress towards achieving its goal of geographically expanding the Hansen's(R) brand as well as expanding the Hansen's(R) brand product range. During the twelve months ended December 31, 1997, the expansion of distribution of certain of the Company's products into markets outside of California continued to make good progress and was boosted in April 1997 when the Company introduced its lightly carbonated energy drink in an 8.2-ounce slim can. Repeat sales of that product have been encouraging and early in 1998 the Company extended its "functional" beverage product line by introducing three additional functional drinks in 8.2-ounce slim cans. The Company proposes to introduce additional packages in that line later in 1998.

         During the early part of 1997, management decided to discontinue the operation of its route distribution system in Southern California and instead to secure distribution arrangements with independent distributors for the majority of the area previously covered by the Company's route distribution system. Although such transition resulted in lower sales of the Company's products (generally because the independent distributors also distribute other beverage products which in many cases compete directly with the Company's products), such lower sales nevertheless contributed positively to the profitability of the Company.

       Sales in the United Kingdom were lower than anticipated during 1997; and, as a consequence, the Company elected to curtail its direct operations in the United Kingdom. At the end of 1997, the Company commenced with the deregistration of its United Kingdom subsidiary and the closure of that subsidiary's offices. In the future, the Company will deal with its distributor in the United Kingdom from its corporate offices in California and will export all products sold by it to such distributor from the United States. All costs relating to the curtailing of the Company's United Kingdom operations have been reflected in the accompanying financial statements.

         Net sales and profitability were positively affected by sales of the Company's fruit juice Smoothies and by sales of the Company's new energy drink in 8.2-ounce slim cans which was introduced in April 1997. The increase in net sales of the Company's Smoothie products was primarily due to increased sales to club stores, retail stores and distributors. Such gains were, however, partially offset by lower sales and gross profits from soda and Equator(R). Management believes that the lower sales and gross profits from soda were primarily attributable to decreased sales to retail stores and distributors due to aggressive retail pricing and promotions of mainstream sodas. During 1997, the Company offered its Equator(R) brand of ready-to-drink iced teas, lemonades and juice cocktails in 20-ounce cobalt blue glass bottles in limited markets. However, due to low sales volumes of such products, management is presently evaluating whether or not to discontinue such line.

         Net sales of apple juice were higher in 1997 than 1996. Such increase was primarily attributable to aggressive pricing and promotions undertaken by the Company as well as the redesign of the apple juice label late in 1997.

         Net sales of iced teas, lemonades and juice cocktails were about the same as in 1996.

         The mix of products sold by the Company continued to change in 1997 with an increased percentage of sales being attributable to fruit juice
Smoothies as well as the Company's new lightly carbonated energy drink in 8.2-ounce slim cans. The aggregate gross profit margin achieved by the Company as a percentage of net sales improved to 41.4% for the year ended December 31, 1997 compared to 39.1% for the comparable year ended December 31, 1996. Such increase was primarily attributable to higher margins achieved as a result of a change in the Company's product mix and to cost reductions achieved, details of which are set out more fully below.

         The Company's business was also affected by trends affecting the beverage industry. Although the alternative beverage category remains the fastest growing segment of the beverage marketplace, the rate of growth experienced by the category as a whole over the past few years has continued to slow down. Sales of all natural sodas have continued to remain relatively flat.

         During 1997, sales outside of California represented 23.6% of the aggregate sales of the Company or $11.2 million compared to 15.6% of the aggregate sales of the Company or $6.1 million during 1996. Sales outside the United States during 1997 were $854,000 of which $335,000 comprised sales in the United Kingdom, including sales to distributors in other countries from the United Kingdom and $519,000 from export sales to distributors outside of the United States originating from the United States.

         During 1997, the Company entered into several distribution agreements for the sale of its products both within and outside the United States.

     As discussed under "ITEM 1. BUSINESS - Manufacture, Production and Distribution", it is anticipated that the Company will continue building its national sales organization in 1998 to support and grow the sales of its products.

         In 1997, the Company benefited from cost reductions achieved in the procurement of certain concentrates and juices, flavors and packaging materials, the copacking of soda as well as the repacking of certain of its products. In 1998, cost savings should also be realized from the relocation of the Company's warehouse and corporate offices to the Corona facility.

         The Company continues to take steps to reduce costs, particularly the costs of its soda and non-carbonated and Smoothie product lines.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996.

         Net Sales. For the year ended December 31, 1997, net sales were approximately $43.1 million, an increase of $7.5 million or 21.1% over the $35.6 million net sales for the year ended December 31, 1996. The increase in net sales was primarily attributable to increased sales of Hansen's(R) fruit juice Smoothies in cans and bottles and Hansen's(R) apple juice, and sales of Hansen's(R) energy drink, which was introduced during April 1997. The increase in net sales was partially offset by a decrease in net sales of soda and Equator(R). Sales of iced teas, lemonades and juice cocktails were about the same as in the comparable period in 1996.

         Gross Profit. Gross profit was $17.8 million for the year ended December 31, 1997, an increase of $3.9 million or 28.4% over the $13.9 million gross profit for the year ended December 31, 1996. Gross profit as a percentage of net sales increased to 41.4% for the year ended December 31, 1997 from 39.1% for the year ended December 31, 1996. The increase in gross profit was primarily attributable to the increase in net sales as well as cost reductions achieved for certain raw materials and packaging. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $16.0 million for the year ended December 31, 1997, an increase of $2.8 million or 20.7% higher than total operating expenses of $13.2 million for the year ended December 31, 1996. Total operating expenses as a percentage of net sales decreased to 37.0% for the year ended December 31, 1997, from 37.2% for the year ended December 31, 1996. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by a decrease in amortization of trademark license and trademarks and other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in operating expenses from the comparable period in 1996.

         Selling, general and administrative expenses were $15.5 million for the year ended December 31, 1997, an increase of $3.0 million or 23.4% higher than selling, general and administrative expenses of $12.5 million for the year ended December 31, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 35.9% for the year ended December 31, 1997 from 35.2% for the year ended December 31, 1996. The increase in selling expenses was primarily attributable to increases in distribution costs, advertising and costs of promotional materials primarily to support the expansion of distribution and sales of Smoothie bottles and the launch of the Company's new energy drink and was partially attributable to the establishment of a reserve in the Company's financial statements against the advertising and marketing credits more fully described under "ITEM 1. BUSINESS - Marketing", above. The increase in general and administrative expenses was primarily attributable to increased payroll costs in connection with the Company's expansion activities into additional states.

         Amortization of trademark license and trademarks was approximately $301,000 for the year ended December 31, 1997, a decrease of $96,000 from the $397,000 for the year ended December 31, 1996. This decrease is attributable to the change in the amortization period from 25 years to 40 years as more fully described in Note 1 in the Company's Form 10-K for the year ended December 31, 1996.

         Other expenses were $199,000 for the year ended December 31, 1997, a decrease of $97,000 or 32.8% below other expenses of $296,000 for the year ended December 31, 1996. This decrease was primarily attributable to the expiration of certain consulting agreements which were entered into in connection with the purchase of the Hansen Business. This decrease was partially offset by a new consulting agreement entered into with the former president of HBC.

         Operating Income. Operating income was $1.9 million for the year ended December 31, 1997, compared to $677,000 for the year ended December 31, 1996.

         Net Nonoperating Expense. Net nonoperating expense was $592,000 for the year ended December 31, 1997, which was $274,000 higher than net nonoperating expense of $317,000 for the year ended December 31, 1996. Net nonoperating expense for the year ended December 31, 1997 consists of net interest and financing expense and other expense. Net nonoperating expense for the year ended December 31, 1996 consists of net interest and financing expense and other income. Net interest and financing expense for the year ended December 31, 1997 was $522,000 compared to $577,000 for the year ended December 31, 1996. The decrease in net interest and financing expense was attributable to a decrease in the amortization of certain capitalized financing costs incurred in connection with the securing of HBC's previous revolving line of credit, which were fully amortized by the third quarter of 1996, and lower average short-term borrowings during the year ended December 31, 1997 than during 1996. Other expense for 1997 consists of a $70,000 loss on the disposal of plant and equipment, arising primarily from the closure of the route distribution system. Other income for 1996 consisted of $259,000 of income from the recovery under the Hawaiian Water Partners note described in Note 3 in the Company's Form 10-K for the year ended December 31, 1996.

         Net Income. Net income was $1.3 million for the year ended December 31, 1997, compared to $357,000 for the year ended December 31, 1996. The $893,000 increase in net income over prior year consists of an increase in operating income of $1.2 million offset by an increase in nonoperating expense of $274,000 and an increase of $38,000 in the provision for income taxes.

Results of Operations for the Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995.

         Net Sales. For the year ended December 31, 1996, net sales were approximately $35.6 million, an increase of $1.6 million or 4.6% over the $34.0 million net sales for the year ended December 31, 1995. The increase in net sales was primarily attributable to sales of Hansen's(R) fruit juice Smoothies in bottles which were introduced in 16-ounce bottles at the end of the third quarter of 1995 and in unique proprietary 13.5-ounce bottles at the end of the first quarter of 1996 and sales of Hansen's(R) fruit juice Smoothies in cans which were introduced at the end of the first quarter of 1995. Significantly, the increase in net sales of fruit juice Smoothies was partly offset by a 12.2% decrease in net sales of soda in 1996 as compared with 1995. This decrease was primarily attributable to decreased sales to club stores, retail and specialty stores due to aggressive retail pricing and promotions of mainstream sodas. The increase in net sales of fruit juice Smoothies was also partially offset by decreased sales of ready-to-drink iced teas, lemonades and juice cocktails and the discontinuance of Equator(R) products in certain markets. Net sales of ready-to-drink iced teas, lemonades and juice cocktails decreased approximately 27% from prior year. This decrease was primarily attributable to lower sales to retail and specialty chain stores and, to a lesser extent, lower sales to club stores and distributors. The decrease in sales to these customers is primarily attributable to aggressive competition from other brands, the decision by certain club stores and specialty chain stores to limit the variety of these types of Hansen's(R) products carried by them, the loss of distribution in certain California retail chains and club stores and the loss of distributors outside California. Such decrease was partially offset by increased sales of juice cocktails to club stores in California. Net sales of apple juice were approximately 5.1% greater than prior year. During the year, the Company discontinued selling its line of Equator(R) teas, lemonades, and juice cocktails in cans. The Company continues to market and sell these products in 20-ounce glass bottles in selected markets.

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

         Operating Income (Loss). Operating income was $677,000 for the year ended December 31, 1996, compared to an operating loss of $1.3 million for the year ended December 31, 1995.

         Net Nonoperating Expense. Net nonoperating expense was $317,000 for the year ended December 31, 1996, which was $277,000 higher than net nonoperating expense of $41,000 for the year ended December 31, 1995. Net nonoperating expense for the years ended December 31, 1996 and 1995 consists of net interest and financing expense and other income. Net interest and financing expense for the year ended December 31, 1996, was $577,000 compared to $440,000 for the year ended December 31, 1995. The increase in net interest and financing expense was attributable to expenses incurred in connection with a line of credit that was obtained by the Company and additional interest expense in connection with that line. Other income for 1996 and 1995 consists of $259,000 and $346,000 of income respectively, from the recovery under the Hawaiian Water Partners note described below, and for 1995, includes a $53,000 reduction in liabilities from the recovery of an amount due from the sellers of the Hansen Business in connection with the Mead settlement more fully described in "ITEM 3. LEGAL PROCEEDINGS" in the Company's Form 10-K for the year ended December 31, 1995.

         In connection with the acquisition of the Hansen Business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of that lawsuit and consequently, the Company full reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company was to receive a total of $616,000 plus interest. In 1995, the reserve against the note was reduced to $270,000 and the Company recorded $346,000 in other income. Following receipt of the remaining proceeds during 1996, the remaining reserve against the note was eliminated. In connection therewith, $233,000 was recorded in other income during 1996, net of $37,000 of attorney's fees incurred in connection with the settlement, which constituted the full extent of recovery under this note.

         Net Income (Loss). Net income was $357,000 for the year ended December 31, 1996 compared to a net loss of $1.35 million for the year ended December 31, 1995. The $1.71 million increase in net income over prior year consisted of an increase in net operating income of $1.98 million offset by an increase in nonoperating expenses of $277,000.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had working capital of $2,494,674 compared to a working capital deficit of $2,707,471 as of December 31, 1996. The increase in working capital was primarily attributable to the reclassification of the $4 million note payable to ERLY Industries (the "Note"), due on July 27, 1997, from current portion of long-term debt to long-term debt following the refinancing of that Note pursuant to the terms of a term loan which was secured by the Company from Comerica Bank-California during 1997. The term loan together with the revolving credit facility in favor of Comerica Bank-California are secured by all of the Company's assets, including its principal trademark license, receivables and inventory. The increase in cash provided by operating activities from $753,845 in 1996 to $1,318,538 in 1997 and a portion of the increase in working capital was attributable to net income earned, after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, during the year ended December 31, 1997.

         As part of the facility granted to the Company by Comerica Bank-California, the Company obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory from time to time. The line of credit is secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. As of December 31, 1997, no amounts were outstanding under the revolving line of credit and $3,916,666 was outstanding under the term loan. The term loan is payable over a period of 60 months.

         The initial use of proceeds under the revolving line of credit was to refinance HBC's previous line of credit and the initial use of proceeds under the term loan was to make payment of the full principal balance owing by the Company under the Note. The revolving line of credit is renewable on May 1, 1998. The Company anticipates that such line will be renewed on the expiration date. However, there can be no assurance that it will, in fact, be renewed, or if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

         During 1997, the Company utilized a portion of its line of credit, together with its own funds, for working capital, to finance its expansion and development plans and to reduce long-term debt. Purchases of inventory and financing of accounts receivable, as well as HBC's expansion and development plans, have been, and for the foreseeable future, are expected to remain HBC's principal recurring use of working capital funds.

         Management believes that cash available from operations, including cash resources and its revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, debt servicing and expansion and development needs as well as any purchases of capital assets or equipment through December 31, 1998.

         Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, particularly coolers and vans, businesses compatible with the image of the Hansen's(R) brand and the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

Year 2000 Compliance

              Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries or be modified in some fashion to distinguish 21st century dates from 20th century dates. This problem could force computers to either shut down or provide incorrect data. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has examined its internal computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000. While the Company believes that its internal systems are fully Year 2000 compliant, the Company intends to continue to review its internal systems for any problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which in turn could impact the Company. While it is difficult to quantify the total cost to the Company of the Year 2000 compliance activities, the Company does not expect the cost to be material.

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

Sales

         The table set forth below discloses selected quarterly data regarding sales for the past five years. Data from any one or more quarters are not necessarily indicative of annual results or continuing trends.

         Sales are expressed in actual cases and case equivalents. A case equivalent is equal to the amount of soda concentrate sold that will yield twenty-four 12-ounce (354 ml) cans measured by volume. Actual cases of soda equal twenty-four 12-ounce (354 ml) cans or 11-ounce (325 ml) bottles or twelve 23-ounce (680 ml) bottles measured by volume. A case of apple juice equals twelve 32-ounce bottles, six 64-ounce glass bottles, eight 64-ounce P.E.T. bottles, four 128-ounce bottles or the equivalent volume. A case of non-carbonated iced teas, lemonades and juice cocktails equals twenty-four 16-ounce (473 ml) bottles measured by volume. A case of still water equals twenty-four 0.5-liter, twelve 1.0-liter and twelve 1.5-liter plastic bottles measured by volume. A case of fruit juice Smoothies equals twenty-four 11.5-ounce (354 ml) cans or twenty-four 16-ounce (473 ml) or 13.5-ounce (400 ml) bottles measured by volume. A case of "functional" drinks equals twenty-four 8.2 ounce (243 ml) cans measured by volume. A case of Equator(R) equals twenty-four 20-ounce (591 ml) bottles measured by volume.

         The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been Hansen's experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. Quarterly fluctuations may also be affected by other factors including the introduction of new products including Hansen's functional drinks, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and soda concentrates and increased advertising and promotional expenses. See also "ITEM 1. BUSINESS - Seasonality."
                                  Case Sales (in Thousands)
                    1997         1996         1995         1994         1993
                 ---------    ---------    ---------    ---------    ---------
Quarter 1            861          940          834          953          750
Quarter 2          1,383        1,340        1,282        1,270        1,044
Quarter 3          1,648        1,341        1,580        1,210        1,125
Quarter 4          1,234          876          902          860          887
                 =========    =========    =========    =========    =========
Totals             5,126        4,497        4,598        4,293        3,806
                 =========    =========    =========    =========    =========

                               Sales Revenues (in Thousands)
                    1997         1996         1995         1994         1993
                 ---------    --------     ---------    ---------    ---------
Quarter 1        $ 7,120      $ 7,365      $ 5,434       $6,050       $4,546
Quarter 2         11,496       10,394        9,560        8,749        6,349
Quarter 3         13,439       10,817       12,109        8,328        6,862
Quarter 4         11,002        6,989        6,888        5,689        5,902
                 =========    =========    =========    =========    =========
Totals           $43,057      $35,565      $33,991      $28,816      $23,659
                 =========    =========    =========    =========    =========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

         Directors of the Company are elected annually by the holders of the Common Stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is presently anticipated that the next annual meeting of stockholders and of the Board of Directors, respectively, will be held in June 1998.

         Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

     Rodney C. Sacks (48) - Chairman, Chief Executive Officer and director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present. Mr. Sacks resigned from his position as Chief Financial Officer of the Company in July 1996, which office was assumed by Mr. Schlosberg.

         Hilton H. Schlosberg (45) - Vice Chairman, President, Chief Operating Officer, Chief Financial Officer, Secretary, and a director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Member of the Audit Committee of the Board of Directors of the Company since September 1997. Vice Chairman, Secretary and a director of HBC from July 1992 to the present. In July 1996, Mr. Schlosberg assumed the office of Chief Financial Officer, which was previously held by Mr. Sacks. Director and/or Deputy Chairman of AAF Industries PLC, a United Kingdom publicly quoted industrial group, from June 1990 until April 1995.

         Benjamin M. Polk (47) - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Member of the Audit Committee of the Board of Directors of the Company since September 1997. Member of the Compensation Committee of the Board of Directors of the Company from April 1991 until September 1997. Partner with Whitman Breed Abbott & Morgan (New York, New York) where Mr. Polk has practiced law with that firm and its predecessor, Whitman & Ransom, from August 1976 to the present.(1)

         Norman C. Epstein (57) - Director of the Company and member of the Compensation Committee of the Board of Directors since June 1992. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Managing Director of Cheval Acceptances, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

        Harold C. Taber, Jr. (58) - Director of the Company since July 1992. Consultant to the Company from July 1, 1997 to the present. Consultant to The Joseph Company from September 1997 to the present. President and Chief Executive Officer and a director of HBC from July 1992 to June 1997. On June 30, 1997,
Mr. Taber resigned from his employment as well as director, President and Chief Executive Officer of HBC. In addition, effective June 30, 1997,
Mr. Taber resigned as a member of the Executive Committee on which he served since October 1992.

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

(1) Mr. Polk and his law firm, Whitman Breed Abbott & Morgan, serve as counsel to the Company.

         To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except that Raimana Martin, a former director of the Company, failed to file timely reports with respect to sales of Common Stock on the open market for the months of November and December 1995 and for the months of January, February, March and April 1996. The Company understands that Mr. Martin has subsequently filed reports for these months. However, the Company understands that Mr. Martin has not filed reports with respect to sales made in May, June, October, November and December, 1996 and January 1997. In addition, Norman Epstein, a director of the Company, was required to file reports for the months of August and December 1995 because he was, at the time, a director of Combined Holdings Ltd. ("Combined"), which acquired shares at about those dates as a distribution of its limited partnership interest in Brandon Limited Partnership No. 2. Mr. Epstein resigned as a director of Combined in October 1996. The Company understands that Mr. Epstein has filed the appropriate reports.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables set forth certain information regarding the total remuneration earned and grants of options/SARs made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who received total cash compensation in excess of $100,000 during the year ended December 31, 1997. These amounts reflect total cash compensation earned by the Company and its subsidiaries to these individuals during the fiscal years December 31, 1995 through 1997.



                                               SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
                                                                                               Long-Term Compensation
---------------------------------------- ---------------------------------------------- ------------------- ------------------
                                                     Annual Compensation(1)                    Awards(3)           Payouts(4)
---------------------------------------- ---------------------------------------------- ------------------- ------------------

                                                                           Other            Securities
                                                                          Annual            Underlying           All Other
    Name and Principal                      Salary        Bonus(2)     Compensation         Options/SARs        Compensation
         Positions              Year          ($)           ($)             ($)                 (#)               ($)(5)
---------------------------- ----------- -------------- ------------ ------------------ ------------------- ------------------
Rodney C. Sacks                 1997        160,000                       12,302                --                 --
Chairman, CEO                   1996        135,000                       10,293                --                 --
and Director                    1995        150,000                        9,665             150,000               --

---------------------------- ----------- -------------- ------------ ------------------ ------------------- ------------------
Hilton H. Schlosberg            1997        158,030                        5,572                --                 --
Vice-Chairman, CFO              1996        127,500                        5,358                --                 --
President, Secretary and        1995         82,500                        2,594             150,000               --
Director

---------------------------- ----------- -------------- ------------ ------------------ ------------------- ------------------
Harold C. Taber, Jr.            1997        112,104        5,200          34,200             100,000              1,325
Director                        1996        165,000                       19,299                --                4,864
                                1995        200,000                       18,668                --                4,194

---------------------------- ----------- -------------- ------------ ------------------ ------------------- ------------------
Mark J. Hall                    1997        116,250       40,000           6,327             120,000               --
Sr. Vice President
Distributor Division

---------------------------- ----------- -------------- ------------ ------------------ ------------------- ------------------
Kirk S. Blower                  1997        102,850       10,000           7,468                --                 --
Sr. Vice President              1996         98,351                       12,119                --                 --
Juice Division                  1995         98,360                        7,589              84,000               --
---------------------------- ----------- -------------- ------------ ------------------ ------------------- ------------------

(1) SALARY - Pursuant to his employment agreement, Mr. Sacks is entitled to an annual base salary of $170,000. For 1997, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000. For 1996, Mr. Sacks agreed to a temporary reduction of his annual base salary to $135,000. For 1995, Mr. Sacks agreed to a temporary reduction of his annual base salary to $150,000.

Pursuant to his employment agreement, Mr. Schlosberg is entitled to an annual base salary of $170,000 starting when he commenced full-time employment, during July 1995. For 1997, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $158,030. For 1996, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $127,500. For 1995, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $150,000.

Effective June 30, 1997, Mr. Taber elected to retire and terminated his employment agreement with HBC and entered into a Severance and Consulting Agreement with the Company and HBC (the "Consulting Agreement") pursuant to which, among other matters, HBC agreed to retain Mr. Taber as a consultant for a period of two years at a fixed monthly fee of $5,000. Pursuant to his previous employment agreement, Mr. Taber was entitled to an annual base salary of $170,000 and the payment of $30,000 per annum in lieu of a retirement plan. Also included in Mr. Taber's compensation for 1997 is $30,000 for amounts earned under the Consulting Agreement. For 1996, Mr. Taber agreed to a temporary reduction of his annual base salary to $135,000. See "Employment Agreements below".

OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus, except for Mr. Taber for 1996. Mr. Taber's perquisites include $11,606 for automobile related expenses, $3,934 for health insurance covering dependents and $3,759 for disability insurance during 1996.

(2) BONUS - Payments made in 1998 for bonus accrued in 1997.
(3) RESTRICTED STOCK AWARDS - The Company does not have a plan for restricted stock awards.
(4) LTIP  PAYOUTS  - None  paid.  No  plan  in  place.
(5) ALL OTHER COMPENSATION - Includes amounts paid by the Company for premiums on a life insurance policy insuring Mr. Taber.

                  OPTION/SAR EXERCISES AND FY-END VALUE TABLE(1)

------------------------------ ----------------          -----------------
                                Underlying                 Year-end Value
                                Unexercised                of In-the-money
                                Options/SARs                Unexercised
                                (# of shares)               Options/SARs
                                Exercisable/                Exercisable/
       Name                     Unexercisable              Unexercisable
------------------------------ ----------------          -----------------

Rodney C. Sacks                350,000/0 (2)               $96,875/$0

------------------------------ ----------------          -----------------

Hilton H. Schlosberg           300,000/0 (3)               $93,750/$0

------------------------------ ----------------          -----------------

Harold C. Taber, Jr.           100,000/0 (4)               $43,250/$0

------------------------------ ----------------          -----------------

Mark J. Hall                   0/120,000 (5)               $0/$90,300

------------------------------ ----------------          -----------------

Kirk S. Blower                 84,000/0  (6)               $36,330/$0
------------------------------ ----------------          -----------------

             OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------------------------- ---------------------------
                                                                                            Potential Realizable
                                                                                          Value at Assumed Annual
                                                                                            Rates of Stock Price
                                   Individual Grants                                     Appreciate for Option Term
--------------------------- -------------- ----------------- ------------- ------------- ------------ --------------

                              Number of       Percent of
                             Securities         Total
                             underlying      Options/SAR
                             option/SARs      Granted to
           Name              Granted (#)     Employees in      Exercise     Expiration       5%            10%
                                                 1997         Base Price       Date
--------------------------- -------------- ----------------- ------------- ------------- ------------ --------------
Harold C. Taber, Jr.        100,000        21.25%            $1.38         6/30/99       --           --
--------------------------- -------------- ----------------- ------------- ------------- ------------ --------------
Mark J. Hall                120,000        25.50%            $1.06         2/10/03       --           --
--------------------------- -------------- ----------------- ------------- ------------- ------------ --------------

(1)There were no shares acquired upon exercise by any reporting executive officer in 1997.

(2)Includes options to purchase 200,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Sacks and options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Sacks.

(3)Includes options to purchase 150,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Schlosberg and options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Schlosberg.

(4)Includes options to purchase 100,000 shares of Common Stock exercisable at $1.38 per share granted pursuant to a Stock Option Agreement dated June 20, 1997 between the Company and Mr. Taber.

(5)Includes options to purchase 120,000 share of Common Stock at $1.00 per share, of which none are exercisable at December 31, 1997, granted pursuant to a Stock Option Agreement dated February 10, 1997 between the Company and Mr. Hall.

(6)Includes options to purchase 84,000 share of Common Stock exercisable at $1.38 per share granted pursuant to a Stock Option Agreement dated June 30, 1995 between the Company and Mr. Blower.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns.(1)

                           TOTAL SHAREHOLDER RETURNS


                            ANNUAL RETURN PERCENTAGE
                                  Years Ending

COMPANY NAME/INDEX                 DEC93     DEC94     DEC95     DEC96     DEC97
-------------------                ------    -----     -----     -----     -----
HANSEN NATURAL CORP                (40.84)   (28.57)   (63.36)   54.59     70.62
S & P SMALLCAP 600 INDEX            18.79    ( 4.77)    29.96    21.32     25.58
PEER GROUP                          63.07    (55.14)   (25.32)   52.09     33.97


                                INDEXED RETURNS
                                  Years Ending

                         Base
                         Period
COMPANY NAME/INDEX       DEC92     DEC93     DEC94     DEC95     DEC96     DEC97
------------------       -----     -----     -----     -----     -----     -----
HANSEN NATURAL CORP      100       59.16     42.26     15.48     23.94     40.84
S & P SMALLCAP 600 INDEX 100      118.79    113.12    147.01    178.35    223.98
PEER GROUP               100      163.07     73.15     54.63     83.08    111.31


(1) Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1992. The Company's self-selected peer group is comprised of Atlantic Premium Brands, Ltd. (which began trading in November 1993); Great Pines Water, Inc. (which began trading in August 1993); Bev-Tyme, Inc. (formerly New Day Beverage, Inc.)(which began trading in February 1993); Saratoga Beverage Group (which began trading in June
1993); and Cott Corporation (which began trading in June 1992). National Beverage Corporation, Cable Car Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies and Northland Cranberries, which are also members of the peer group, traded during the entire five-year period.

Employment Agreements

         The Company entered into an employment agreement dated as of January 1, 1994 with Rodney C. Sacks pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer for an annual base salary of $170,000, subject to adjustments annually, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits for the period commending January 1, 1994 and ending December 31, 1998. For 1994, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000. For 1995, Mr. Sacks agreed to a temporary reduction of his annual base salary to $150,000. For 1996, Mr. Sacks agreed to a temporary reduction of his annual base salary to $135,000. For 1997, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000.

         The Company also entered into an employment agreement dated as of January 1, 1994, with Hilton H. Schlosberg pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President and Chief Financial Officer, for an annual base salary of $170,000 starting when he commenced full-time employment, subject to adjustment annually, plus an annual bonus in an amount to be determined by the Board of Directors and certain fringe benefits for the period commencing January 1, 1994 and ending December 31, 1998. From commencement of full-time employment during July 1995, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $150,000. For 1996, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $127,500. For 1997, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $158,030.

         Effective June 30, 1997, Mr. Taber elected to retire and terminated his employment agreement with HBC and entered into a Severance and Consulting Agreement with the Company and HBC (the "Consulting Agreement") pursuant to which, among other matters, HBC agreed to retain Mr. Taber as a consultant for a period of two years at a fixed monthly fee of $5,000 and Mr. Taber's Stock Option Agreement with the Company dated as of June 30, 1995 was terminated and replaced with a new Stock Option Agreement with the Company dated as of June 20, 1997 (the "Replacement Stock Option Agreement"). Under the terms of the Replacement Stock Option Agreement, Mr. Taber was granted options to purchase 100,000 shares of common stock exercisable until June 30, 1999 at $1.38 per share. Mr. Taber remains a director of the Company. In addition, Mr. Taber agreed to repay amounts owed by him to HBC under a certain promissory note by offsetting amounts owed under the note against accrued and unpaid base pay payable under Mr. Taber's employment agreement and amounts payable under the Consulting Agreement. See "Certain Relationships and Related Transactions" below.

         The preceding descriptions of the employment agreements for Messrs. Sacks and Schlosberg and the Consulting Agreement and Replacement Stock Option Agreement with Mr. Taber are qualified in their entirety by reference to such agreements which have been filed or incorporated by reference as exhibits to his Report.

Directors' Compensation

         The Company's current policy is to pay outside directors (non-executive officers) who are not contractually entitled to be nominated to serve as directors, annual fees of $6,000 plus $500 for each meeting attended of the Board of Directors or any committee thereof. Benjamin Polk and Norman Epstein each earned directors fees of $7,000 for the one-year period ended December 31, 1997. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below for description of contractual obligations to nominate certain outside directors.

Employee Stock Option Plan

         The Company has a stock option plan (the "Plan") that provides for the grant of options to purchase up to 2 million shares of the Common Stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, for shares of Common Stock valued at fair market value on the date of purchase or in consideration of the cancellation of options valued at the difference between the exercise price thereof and the fair market value of the Common Stock on the date of exercise. The Plan is administered by the Compensation Committee of the Board of Directors, comprised of directors who have not received grants of options under the Plan. Grants under the Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) The following table sets forth information, as of March 5, 1998, of the only persons known to the Company who beneficially own more than 5% of the outstanding Common Stock:

Title          Name and Address of      Amount and Nature of       Percent
Of Class       Beneficial Owner         Beneficial Ownership       of Class
------------   ---------------------    --------------------     ------------
Common Stock   Brandon Limited
                 Partnership No. 1 (1)         714,490               7.8%
               Brandon Limited
                 Partnership No. 2 (2)       2,831,667              31.0%
               Rodney C. Sacks (3)           4,021,157 (4)          42.3%
               Hilton H. Schlosberg (5)      3,971,157 (6)          41.9%


(1) The mailing address of Brandon No. 1 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 1 are Hilton H. Schlosberg and Rodney C. Sacks.

(2) The mailing address of Brandon No. 2 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 2 are Hilton H. Schlosberg and Rodney C. Sacks.

(3) The mailing address of Mr. Sacks is 2380 Railroad Street, Suite 101, Corona, California 91720.

(4) Includes 87,500 shares of Common Stock owned by Mr. Sacks. Also includes 714,490 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Includes options to purchase 200,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Sacks; options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Sacks; and options to purchase 75,000 shares of Common Stock at $1.59 per share, of which 37,500 shares are currently exercisable, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 87,500 shares of Common Stock, (ii) the 425,000 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Hazelwood Investments Limited, a company controlled by Mr. Sacks and his family ("Hazelwood"): (a) the 247,911 shares held by Brandon No. 1 allocable to Hazelwood's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Hazelwood's limited partnership interest in Brandon No. 2.

(5) The mailing address of Mr. Schlosberg is 2380 Railroad Street, Suite 101, Corona, California 91720.

(6) Includes 87,500 shares of Common stock owned by Mr. Schlosberg. Also includes 714,490 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Includes options to purchase 150,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Schlosberg; options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Schlosberg; and options to purchase 75,000 shares of Common Stock at $1.59 per share, of which 37,500 shares are currently exercisable, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 87,500 shares of Common Stock,
(ii) the 375,000 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Brandon Securities Limited, a company controlled by Mr. Schlosberg and his family: (a) the 247,911 shares held by Brandon No. 1 allocable to Brandon Securities Limited's limited partnership interest in Brandon No 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 2.

         (b) The following table sets forth information as to the ownership of shares of Common Stock, as of March 5, 1998, held by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them:

Title of Class    Name                    Amount Owned        Percent of Class
---------------   ----------------------  -----------------   ----------------
Common Stock      Rodney C. Sacks          4,021,157   (1)         42.3%
                  Hilton H. Schlosberg     3,971,157   (2)         41.9%
                  Harold C. Taber, Jr.       174,581.7 (3)          1.9%
                  Norman C. Epstein           27,000   (4)            *%
                  Benjamin M. Polk            32,000   (5)            *%

Officers and Directors as a group (5 members:
4,679,739 shares or 46.9% in aggregate)

* Less than 2%

(1) Includes 87,500 shares of Common Stock owned by Mr. Sacks. Also includes 714,490 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Includes options to purchase 200,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Sacks; options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Sacks; and options to purchase 75,000 shares of Common Stock at $1.59 per share, of which 37,500 shares are currently exercisable, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) the 87,500 shares of Common Stock, (ii) the 425,000 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Hazelwood Investments Limited, a company controlled by Mr. Sacks and his family ("Hazelwood"): (a) the 247,911 shares held by Brandon No. 1 allocable to Hazelwood's limited partnership interest in Brandon No. 2.

(2) Includes 87,500 shares of Common Stock. Also includes 714,490 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Includes options to purchase 150,000 shares of Common Stock exercisable at $1.75 per share granted pursuant to a Stock Option Agreement dated June 15, 1992 between the Company and Mr. Schlosberg; options to purchase 150,000 shares of Common Stock exercisable at $1.25 per share granted pursuant to a Stock Option Agreement dated July 3, 1995 between the Company and Mr. Schlosberg; and options to purchase 75,000 shares of Common Stock at $1.59 per share, of which 37,500 shares are currently exercisable, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) the 87,500 shares of Common Stock, (ii) the 375,000 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Brandon Securities Limited, a company controlled by Mr. Schlosberg and his family: (a) the 247,911 shares held by Brandon No. 1 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 2.

(3) Includes 74,581.7 shares of Common Stock owned by Mr. Taber. Also includes options to purchase 100,000 shares of Common Stock exercisable at $1.38 per share granted pursuant to a Stock Option Agreement dated June 20, 1997 between the Company and Mr. Taber.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Benjamin M. Polk is a partner in the law firm of Whitman Breed Abbott & Morgan, a law firm retained by the Company since 1992 and in the current fiscal year.

         Pursuant to the terms of a certain Assignment Agreement dated July 27, 1992 between FJC's predecessor and Hansen, the Company has agreed to nominate and solicit proxies for the election to the Company's Board of Directors of one of the trustees designated by the trustees of a certain trust (the "Trust") formed pursuant to an Agreement of Trust dated July 27, 1992 for so long as the Trust shall be in existence for the benefit of Hansen and FJC. The initial designee of the Trust nominated to the Board was Anthony F. Kane who resigned from the Board in June, 1993. No other designee has been nominated by the Trust.

         Rodney C. Sacks is currently acting as the sole trustee of the Trust, as FJC has failed to designate any person to act as Trustee. The Company and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss, liability or expense arising out of his acting as Trustee.

         Harold C. Taber, Jr., who is a director of the Company and a consultant to HBC, is indebted to the Company in the amount of $60,252 as of December 31, 1997.

         The preceding descriptions of agreements are qualified in their entirety by reference to such agreements which have been filed as exhibits to this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)      1. Index to Financial Statements filed as part of this Report:


         Independent Auditors' Report                                     F-2

         Consolidated Balance Sheets as of December 31, 1997 and 1996     F-3

         Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995                                 F-4

         Consolidated Statements of Shareholders' Equity for the Years
         Ended December 31, 1997, 1996 and 1995                           F-5

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995                                 F-6

         Notes to Consolidated Financial Statements for the Years
         Ended December 31, 1997, 1996 and 1995                           F-7

         2.  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts for the
         Years Ended December 31, 1997, 1996 and 1995                    F-18

         3.  Exhibits

         See the Index to Exhibits included hereinafter.

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      HANSEN NATURAL CORPORATION

                      By: /s/ RODNEY C. SACKS            Date:   March 31, 1998
                      -----------------------
                      Rodney C. Sacks
                      Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                       Title                                Date


/s/ RODNEY C. SACKS         Chairman of the Board of Directors   March 31, 1998
-----------------------     and Chief Executive Officer
Rodney C. Sacks             (Principal Executive Officer)


/s/ HILTON H. SCHLOSBERG
-----------------------     Vice Chairman of the Board of        March 31, 1998
Hilton H. Schlosberg        Directors, President,
                            Chief Operating Officer,
                            Principal Financial and
                            Accounting Officer and Secretary

/s/ BENJAMIN M. POLK
-----------------------     Director                             March 31, 1998
Benjamin M. Polk




/s/ NORMAN C. EPSTEIN
-----------------------     Director                             March 31, 1998
Norman C. Epstein



-----------------------     Director                             March 31, 1998
/s/ HAROLD C. TABER, JR.
Harold C. Taber, Jr.

                               INDEX TO EXHIBITS

         The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

  Exhibit No.                                       Document Description
---------------- -------------------------------------------------------------------------------------------
     3(a)        Certificate of Incorporation (1)
---------------- -------------------------------------------------------------------------------------------
     3(b)        Amendment to Certificate of Incorporation dated October 21, 1992. (2)
---------------- -------------------------------------------------------------------------------------------
     3(c)        By-Laws  (2)
---------------- -------------------------------------------------------------------------------------------
     10(c)       Asset Purchase Agreement dated June 8, 1992 ("Asset Purchase Agreement"), by and among
                 Unipac Corporation ("Unipac"), Hansen Beverage Company ("Hansen"), California CoPackers
                 Corporation ("CoPackers"), South Pacific Beverages, Ltd. ("SPB"), Harold C. Taber, Jr.
                 ("Taber"), Raimana Martin ("R. Martin"), Charles Martin ("C. Martin"), and Marcus I.
                 Bender ("Bender"), and with respect to certain provisions, ERLY Industries, Inc.
                 ("ERLY"), Bender Consulting Incorporated ("Bender Consulting") and Black Pearl
                 International, Ltd. ("Blank Pear"). (2)
---------------- -------------------------------------------------------------------------------------------
     10(d)       First Amendment to Asset Purchase Agreement dated as of July 10, 1992. (2)
---------------- -------------------------------------------------------------------------------------------
     10(e)       Second Amendment to Asset Purchase Agreement dated as of July 16, 1992. (2)
---------------- -------------------------------------------------------------------------------------------
     10(f)       Third Amendment to Asset Purchase Agreement dated as of July 17, 1992. (2)
---------------- -------------------------------------------------------------------------------------------
     10(g)       Fourth Amendment to Asset Purchase Agreement dated as of July 24, 1992. (2)
---------------- -------------------------------------------------------------------------------------------
     10(h)       Subordinated Secured Promissory Note of Hansen in favor of ERLY dated July 27, 1992 in the principal amount of $4,000,000.  (2)
---------------- -------------------------------------------------------------------------------------------
     10(i)       Security Agreement dated July 27, 1992 by and between Hansen and ERLY. (2)
---------------- -------------------------------------------------------------------------------------------
     10(j)       Stock Option Agreement by and between SPB and Unipac dated July 27, 1992 for an option price of $4.75 per share. (2)
---------------- -------------------------------------------------------------------------------------------
     10(k)       Stock Option Agreement by and between Taber and Unipac dated July 27, 1992 for an option price of $4.75 per share. (2)
---------------- -------------------------------------------------------------------------------------------
     10(l)       Stock Option Agreement by and between CoPackers and Unipac dated July 27, 1992 for an option price of $4.75 per share. (2)
---------------- -------------------------------------------------------------------------------------------
     10(n)       Stock Option Agreement by and between SPB and Unipac dated July 27, 1992 for an option price of $2.50 per share. (2)
---------------- -------------------------------------------------------------------------------------------
     10(o)       Stock Option Agreement by and between CoPackers and Unipac dated July 27, 1992 for an option price of $2.50 per share. (2)
---------------- -------------------------------------------------------------------------------------------
     10(p)       Assignment Agreement re: Trademarks by and between Hansen's Juices, Inc. ("FJC"), and
                 Hansen, dated July 27, 1992. (8)
---------------- -------------------------------------------------------------------------------------------
     10(q)       Assignment of Trademarks dated July 27, 1992 by FJC to Gary Hansen, Anthony Kane and
                 Burton S. Rosky, as trustees under that certain trust agreement dated July 27, 1992 (the
                 "Trust"). (8)
---------------- -------------------------------------------------------------------------------------------
     10(r)       Assignment of License by CoPackers to Hansen dated  as of July 27, 1992. (8)
---------------- -------------------------------------------------------------------------------------------
     10(s)       Employment Agreement between Hansen and Taber dated as of July 27, 1992. (3)
---------------- -------------------------------------------------------------------------------------------
     10(t)       Consulting Agreement by and between Hansen and Black Pearl dated July 27, 1992. (3)
---------------- -------------------------------------------------------------------------------------------
     10(u)       Consulting Agreement by and between Hansen and C. Martin dated July 27, 1992. (3)
---------------- -------------------------------------------------------------------------------------------
     10(w)       Registration Rights Agreement by and among Unipac, SPB, CoPackers, Taber, Wedbush Morgan
                 Securities ("Wedbush"), Rodney C. Sacks, and Hilton H. Schlosberg, dated July 27, 1992. (3)
---------------- -------------------------------------------------------------------------------------------
     10(z)       Soda Side Letter Agreement dated June 8, 1992 by and among Unipac, Hansen, SPB, Black
                 Pearl, Tahiti Beverages, S.A.R.L., R. Martin and C. Martin. (4)
---------------- -------------------------------------------------------------------------------------------
    10(bb)       Hansen/Taber Agreement dated July 27, 1992 by and among Hansen and Taber. (8)
--------------- --------------------------------------------------------------------------------------------
    10(cc)       Other Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust.(8)
                 ---------------- --------------------------------------------------------------------------
    10(dd)       Non-Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. (8)
---------------- -------------------------------------------------------------------------------------------
    10(ee)       Agreement of Trust dated July 27, 1992 by and among FJC and Hansen and Gary Hansen,
                 Anthony Kane and Burton S. Rosky.  (8)
---------------- -------------------------------------------------------------------------------------------
    10(ff)       Carbonated Beverage License Agreement dated July 27, 1992 by and between Hansen and the
                 Trust.  (8)
---------------- -------------------------------------------------------------------------------------------


    10(gg)       Royalty Sharing Agreement dated July 27, 1992 by and between Hansen and the Trust.  (8)
---------------- -------------------------------------------------------------------------------------------
    10(hh)       Fresh Juices License Agreement dated as of July 27, 1992 by and between Hansen and the
                 Trust.  (8)
---------------- -------------------------------------------------------------------------------------------
    10(ii)       Incentive Stock Option Agreement dated July 27, 1992 by and between Unipac and Taber at the option price of $2.00 per share.  (2)
---------------- -------------------------------------------------------------------------------------------
    10(jj)       CoPacking Agreement dated November 24, 1992 by and between Tropicana Products Sales, Inc.
                 and Hansen.  (4)
---------------- -------------------------------------------------------------------------------------------
    10(kk)       Office Lease, dated December 16, 1992 by and between Lest C. Smull as Trustee, and his
                 Successors under Declaration of Trust for the Smull family, dated December 7, 1984 , and
                 Hansen.  (5)
---------------- -------------------------------------------------------------------------------------------
    10(ll)       Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Rodney C.
                 Sacks.  (5)
---------------- -------------------------------------------------------------------------------------------
    10(mm)       Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Hilton H.
                 Schlosberg.  (5)
---------------- -------------------------------------------------------------------------------------------
    10(nn)       Stock Option Agreement dated as of February 14, 1995 between Hansen Natural Corporation and Benjamin M. Polk.  (7)
---------------- -------------------------------------------------------------------------------------------
    10(oo)       Stock Option Agreement dated as of February 14, 1995 between Hansen Natural Corporation and Norman C. Epstein.  (7)
---------------- -------------------------------------------------------------------------------------------
    10(pp)       Employment Agreement dated as of January 1, 1994 between Hansen Natural Corporation and
                 Hilton H. Schlosberg.  (6)
---------------- -------------------------------------------------------------------------------------------
    10(qq)       Employment Agreement dated as of January 1, 1994 between Hansen Natural Corporation and
                 Rodney C. Sacks.  (6)
---------------- -------------------------------------------------------------------------------------------
    10(rr)       Stock Option Agreement dated as of July 3, 1995 between Hansen Natural Corporation and
                 Rodney C. Sacks. (8)
---------------- -------------------------------------------------------------------------------------------
    10(ss)       Stock Option Agreement dated as of July 3, 1995 between Hansen Natural Corporation and
                 Hilton H. Schlosberg.  (8)
---------------- -------------------------------------------------------------------------------------------
    10(tt)       Stock Option Agreement dated as of June 30, 1995 between Hansen Natural Corporation and
                 Harold C. Taber, Jr.  (8)
---------------- -------------------------------------------------------------------------------------------
    10(uu)       Standard Industrial Lease Agreement dated as of April 25, 1997 between Hansen Beverage
                 Company and 27 Railroad Partnership L.P. (9)
---------------- -------------------------------------------------------------------------------------------
    10(vv)       Sublease Agreement dated as of April 25, 1997 between Hansen Beverage Company and U.S.
                 Continental Packaging, Inc. (9)
---------------- -------------------------------------------------------------------------------------------
    10(ww)       Packaging Agreement dated April 14, 1997 between Hansen Beverage Company and U.S.
                 Continental Packaging, Inc. (10)
---------------- -------------------------------------------------------------------------------------------
    10(xx)       Revolving Credit Loan and Security Agreement dated May 15, 1997 between Comerica Bank -
                 California and Hansen Beverage Company. (10)
---------------- -------------------------------------------------------------------------------------------
    10(yy)       Severance and Consulting Agreement dated as of June 20, 1997 by and among Hansen Beverage
                 Company, Hansen Natural Corporation and Harold C. Taber, Jr. (10)
---------------- -------------------------------------------------------------------------------------------
    10(zz)       Stock Option Agreement dated as of June 20, 1997 by and between Hansen Natural
                 Corporation and Harold C. Taber, Jr. (10)
---------------- -------------------------------------------------------------------------------------------
   10 (aaa)      Variable Rate Installment Note dated October 14, 1997 between Comerica Bank - California and Hansen Beverage Company. (10)
---------------- -------------------------------------------------------------------------------------------
      21         Subsidiaries  (5)
---------------- -------------------------------------------------------------------------------------------
      23         Independent Auditors' Consent
---------------- -------------------------------------------------------------------------------------------
      27         Financial Data Schedule
---------------- -------------------------------------------------------------------------------------------




(1) Filed previously as an exhibit to the Registration Statement on Form S-3 (no.33-35796) (the "Registration Statement").

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

(9) Filed previously as an exhibit to From 10-Q for the period ended June 30, 1997.

(10)Filed previously as an exhibit to From 10-Q for the period ended September 30, 1997.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                         Page

HANSEN NATURAL CORPORATION AND SUBSIDIARIES


Independent Auditors' Report                                               F-2


Consolidated Balance Sheets as of December 31, 1997 and 1996               F-3


Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995                                           F-4


Consolidated Statements of Shareholders' Equity for the years
ended December 31, 1997, 1996 and 1995                                     F-5


Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                           F-6


Notes to Consolidated Financial Statements for the years
ended December 31, 1997, 1996 and 1995                                     F-7


Valuation and Qualifying Accounts for the years ended
December 31, 1997, 1996 and 1995                                          F-18

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hansen Natural Corporation
Anaheim, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 24, 1998


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         1997                         1996
                                                                                         ----                         ----
ASSETS
CURRENT ASSETS:
Cash                                                                                    $     395,231                  $   186,931
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $315,629
    in 1997 and $234,749 in 1996 and promotional allowances
    of $1,067,749 in 1997 and $926,045 in 1996)(Note 1)                                     1,533,748                      944,227
Inventories (Notes 1 and 5)                                                                 3,915,983                    3,111,124
Prepaid expenses and other current assets (Note 6)                                            214,468                      331,869
                                                                                  --------------------        ---------------------
    Total current assets                                                                    6,059,430                    4,574,151

PROPERTY, PLANT AND EQUIPMENT, net (Notes 1 and 7)                                            412,496                      602,272

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $2,390,878 in 1997 and $2,089,641 in 1996) (Note 1)                                 10,208,116                   10,459,144
Notes receivable from officer and director                                                     68,235                       70,153
Deposits and other assets                                                                     185,082                      403,353
                                                                                  --------------------        ---------------------
    Total intangible and other assets                                                      10,461,433                   10,932,650
                                                                                  --------------------        ---------------------
                                                                                         $ 16,933,359                 $ 16,109,073
                                                                                  ====================        =====================

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 8)                                                           $     -                      $    893,429
Accounts payable                                                                            2,277,000                    2,139,050
Accrued compensation                                                                          322,114                       71,972
Accrued liabilities                                                                           444,807                      128,630
Current portion of long-term debt (net of unamortized
    premium of $48,541 in 1996) (Note 9)                                                      520,835                    4,048,541
                                                                                  --------------------        ---------------------
    Total current liabilities                                                               3,564,756                    7,281,622

LONG-TERM DEBT (Note 9)                                                                     3,407,824

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000
    shares authorized; 9,130,869 shares issued and
    outstanding in 1997 and 9,122,868 in 1996                                                  45,654                       45,614
Additional paid-in capital                                                                 10,858,315                   10,847,355
Accumulated deficit                                                                          (875,949)                  (2,126,100)
Foreign currency translation adjustment (Note 1)                                              (67,241)                      60,582
                                                                                  --------------------        ---------------------
    Total shareholders' equity                                                              9,960,779                    8,827,451
                                                                                  --------------------        ---------------------
                                                                                         $ 16,933,359                 $ 16,109,073
                                                                                  ====================        =====================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------


                                                             1997                         1996                      1995
                                                             ----                         ----                      ----


NET SALES (Note 1)                                       $ 43,057,064               $ 35,565,485              $ 33,990,675

COST OF SALES                                              25,222,881                 21,671,064                21,855,369
                                                     --------------------       --------------------         -----------------

GROSS PROFIT                                               17,834,183                 13,894,421                12,135,306

OPERATING EXPENSES:
Selling, general and administrative (Note 10)              15,452,188                 12,524,850                12,506,770
Amortization of trademark license and trademarks(Note 1)      301,238                    396,755                   497,750
Other expenses                                                198,848                    295,869                   437,494
                                                     --------------------       --------------------         -----------------

     Total operating expenses                              15,952,274                 13,217,474                13,442,014
                                                     --------------------       --------------------         -----------------

OPERATING INCOME (LOSS)                                     1,881,909                    676,947                (1,306,708)

NONOPERATING EXPENSE (INCOME):
Net interest and financing expense                            521,813                    576,814                   439,817
Other expense (income) (Note 3)                                69,745                   (259,433)                 (399,232)
                                                     --------------------       --------------------         -----------------

     Net nonoperating expense                                 591,558                    317,381                    40,585
                                                     --------------------       --------------------         -----------------
INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                                       1,290,351                    359,566                (1,347,293)

PROVISION FOR INCOME TAXES (Note 4)                            40,200                      2,400                     2,400
                                                     --------------------       --------------------         -----------------

NET INCOME (LOSS)                                         $ 1,250,151                $   357,166              $ (1,349,693)
                                                     ====================       ====================         =================


NET INCOME (LOSS) PER COMMON SHARE(Note 1):
     Basic                                                     $ 0.14                     $ 0.04                   $ (0.15)
                                                     ====================       ====================         =================
     Diluted                                                   $ 0.13                     $ 0.04
                                                     ====================       ====================


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                  9,125,630                  9,122,868                  9,122,868
                                                     ====================       ====================         =================
     Diluted                                                9,288,642                  9,159,415
                                                     ====================       ====================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Foreign
                                   Common Stock                Additional                     currency           Total
                            -----------------------------      paid-in       Accumulated      translation     shareholders'
                              Shares           Amount          capital         deficit        adjustment         equity
                            -------------    ------------   -------------   ---------------   ------------    ------------
Balance,
   January 1, 1995            9,122,868       $ 45,614      $ 10,847,355     $(1,133,573)       $ 32,315      $ 9,791,711

Foreign currency translation
   adjustment (Note 1)                                                                             3,897            3,897

Net loss                                                                      (1,349,693)                      (1,349,693)
                             -------------   -------------  -------------    ------------     ------------    ------------

Balance,
   December 31, 1995          9,122,868         45,614        10,847,355      (2,483,266)         36,212        8,445,915

Foreign currency translation
   adjustment (Note 1)                                                                            24,370           24,370

Net income                                                                       357,166                          357,166
                             -------------   -------------  -------------    ------------     ------------    ------------

Balance,
   December 31, 1996          9,122,868         45,614        10,847,355      (2,126,100)         60,582        8,827,451

Issuance of Common Stock          8,001             40            10,960                                           11,000

Foreign currency translation
   adjustment (Note 1)                                                                          (127,823)        (127,823)

Net income                                                                     1,250,151                        1,250,151
                             -------------    ------------  -------------    ------------     ------------   -------------

Balance,
   December 31, 1997          9,130,869       $ 45,654      $ 10,858,315      $ (875,949)      $ (67,241)     $ 9,960,779
                             =============    ============  =============    ============     ============   =============

































          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                            1997                 1996                     1995
                                                                            ----                 ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ 1,250,151             $ 357,166           $ (1,349,693)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Amortization of trademark license and trademarks                         301,237               396,755                497,750
   Depreciation and other amortization                                      270,115               249,035                246,969
   Loss (gain) on disposal of plant and equipment                            69,745                                       (2,129)
   Effect on cash of changes in operating assets and liabilities:
      Accounts receivable                                                  (589,521)              784,928               (712,533)
      Inventories                                                          (804,859)                9,395               (430,275)
      Prepaid expenses and other current assets                             117,401               155,638                (21,359)
      Accounts payable                                                      137,950            (1,243,715)                13,971
      Accrued compensation                                                  250,142                 6,139                 18,262
      Accrued liabilities                                                   316,177                38,504               (270,950)
                                                                      ---------------          -------------        --------------
        Net cash provided by (used in) operating activities               1,318,538               753,845             (2,009,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment                                            (186,570)              (97,650)              (396,538)
Proceeds from sale of plant and equipment                                    37,945                61,893                103,494
Increase in trademark license and trademarks                                (50,209)              (61,847)               (96,639)
Decrease in notes receivable from officer and director                        1,918                 3,730                 25,271
Decrease (increase) in deposits and other assets                            218,271                40,150                 (8,355)
                                                                      ---------------          -------------         -------------
        Net cash provided by (used in) investing activities                  21,355               (53,724)              (372,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings                               (893,429)             (580,906)             1,474,335
Issuance of Common Stock                                                     11,000
Increase in long-term debt                                                   14,546
Principal payments on long-term debt                                       (135,887)              (44,570)               (98,599)
                                                                      ---------------          -------------         -------------
        Net cash (used in) provided by financing activities              (1,003,770)             (625,476)             1,375,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (127,823)               24,370                  3,897

                                                                      ---------------          -------------         -------------
NET INCREASE (DECREASE) IN CASH                                             208,300                99,015             (1,003,121)
CASH, beginning of year                                                     186,931                87,916              1,091,037
                                                                      ---------------          -------------         -------------
CASH, end of year                                                         $ 395,231             $ 186,931               $ 87,916
                                                                      ===============          =============         =============


SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
   Interest                                                               $ 375,821             $ 459,182              $ 327,923
                                                                      ===============          =============         =============
   Income taxes                                                           $   2,400             $   2,400              $   2,400
                                                                      ===============          =============         =============




          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. Hansen owns all of the issued and outstanding common stock of CVI Ventures, Inc. ("CVI"), which was incorporated in Delaware on April 30, 1990. CVI is currently inactive. Hansen owns all of the issued and outstanding common stock of Hansen Beverage Company ("HBC"), which was incorporated in Delaware on June 8, 1992. HBC owns all of the issued and outstanding ordinary shares of Hansen Beverage Company (UK) Limited ("HBC (UK)"), which was incorporated in England on July 13, 1993.

         Nature of Operations - HBC is engaged in the marketing, sale and distribution of Hansen's(R) Natural Sodas, Hansen's(R) Old Fashioned Apple Juice, Hansen's(R) Natural Iced Teas, Hansen's(R) Natural
         Lemonades, Hansen's(R) Natural Juice Cocktails, Hansen's(R) Natural Fruit Juice Smoothies, Hansen's(R) Natural Still Water, Equator(R) Iced Teas, Equator(R) Lemonades, Equator(R) Juice Cocktails and Hansen's(R) energy primarily in certain Western states as well as other states, the United Kingdom, and on a limited basis, in other countries outside the United States.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hansen and its wholly-owned subsidiaries, CVI and HBC, and HBC's wholly-owned subsidiary HBC (UK), since its date of incorporation. All intercompany balances and transactions have been eliminated in consolidation.

         Reclassifications  -  Certain   reclassifications   were  made  in  the
         consolidated financial statements to conform to the 1997, 1996 and 1995 presentations.

         Translation of Foreign Currencies - Assets and liabilities of the Company's United Kingdom subsidiary are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the respective years. The functional currency of the subsidiary is the pound sterling; therefore, translation gains or losses are recorded as a separate component of shareholders' equity.

         Inventories - Inventories are valued at the lower of first-in, first-out cost (FIFO) or market value (net realizable value).

         Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation of furniture, fixtures, equipment and vehicles is based on their estimated useful lives (three to five years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method.

         Trademark License and Trademarks - Trademark license represents the Company's license to use certain Hansen(R) brand names. Trademarks represent expenditures incurred to trademark other branded names. Prior to the third quarter of 1996, trademark license and trademarks were being amortized over 25 years using the straight-line method. Management periodically evaluates whether there has been any impairment of the trademark license or trademarks based on an analysis of applicable undiscounted expected future cash flows. During the third quarter of 1996, the estimated life of the Company's trademark license and trademarks was changed from 25 years to 40 years to more closely conform such useful life with that used by other branded beverage companies. The effect of such change in accounting estimate is (i) a reduction in amortization of trademark license and trademarks of $96,000 for the year 1997 and $101,000 for the year 1996 and (ii) an increase in net income of $.01 per share on a diluted basis for the years ended December 31, 1997 and 1996.

         Revenue Recognition - The Company records revenue at the time the related products are shipped.

         Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

         Net Income (Loss) Per Share - In accordance with the recently issued Statement of Financial Accounting Standards("SFAS")No.128, Earnings per Share, net income (loss) per share, on a basic and diluted basis, are presented for all periods. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding, if dilutive. Weighted average common equivalent shares include stock options using the treasury stock method.

         Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

         Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. As of December 31, 1997, management does not believe that the Company's long-lived assets have been impaired.

         New Accounting Pronouncements - In 1997, SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, were issued and are effective for fiscal years beginning after December 15, 1997. The Company is reviewing the impact of these statements on its financial statements.

2.       REORGANIZATION OF UNITED KINGDOM OPERATIONS

         Sales in the United Kingdom were lower than anticipated during 1997; and, as a consequence, the Company elected to curtail its direct operations in the United Kingdom. At the end of 1997, the Company commenced with the deregistration of its United Kingdom subsidiary and the closure of that subsidiary's offices. In the future, the Company will deal with its distributor in the United Kingdom from its corporate offices in California and will export all products sold by it to such distributor from the United States. Estimated costs of approximately $50,000 relating to the curtailing of the Company's United Kingdom operations have been reflected in the accompanying financial statements.

3.       OTHER EXPENSE (INCOME)

         In connection with the acquisition of the Hansen business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent upon the outcome of that lawsuit and, consequently, the Company fully reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company was to receive a total of $616,000, plus interest. In 1995, the reserve against the note was reduced to $270,000, and the Company recorded $346,000 in other income. Following receipt of the remaining proceeds during 1996, the remaining reserve against the note was eliminated. In connection therewith, $233,000 was recorded in other income during 1996, net of $37,000 of attorney's fees incurred in connection with the settlement, which constituted the full extent of recovery under this note.

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

         Components of the income tax provision (benefit) are as follows:

                                                                          Year Ended December 31,
                                                             1997                  1996                   1995
                                                            ------                ------                 ------
           Current income taxes:
           Federal                                            $      -             $        -            $       -
           State                                                 40,200                 2,400                2,400
                                                       -----------------      ----------------      ---------------
                                                              $  40,200            $    2,400            $   2,400
                                                       =================      ================      ===============
           Deferred income taxes:
           Federal                                            $ (89,215)           $  693,174            $(307,207)
           State                                                (38,435)               64,685              (40,808)
           Less: change in valuation allowance                  127,650              (757,859)             348,015
                                                       -----------------      ----------------      ---------------
                                                                   (-0-)                 (-0-)                (-0-)
                                                       =================      ================      ===============
                                                              $  40,200            $    2,400            $   2,400
                                                       =================      ================      ===============

          The difference between the reported provision for income taxes and the income tax provision (benefit) that would result from applying the 35% federal statutory rate for 1997 and 34% federal statutory rate for 1995 and 1996 to income (loss) before provision for income taxes is as follows:

                                                                          Year Ended December 31,
                                                             1997                  1996                   1995
                                                           --------               --------               --------
           Income tax provision (benefit)
               using the statutory rate                     $ 451,623             $ 122,252            $ (458,080)
           State taxes, net of federal tax benefit             40,200                 2,400                 2,400
           Change in valuation allowance                      127,650              (202,256)              348,015
           Effect of foreign corporation                     (520,678)               69,386               143,370
           Other                                              (58,595)               10,618               (33,305)
                                                       -----------------      ----------------      ---------------
                                                            $  40,200             $   2,400            $    2,400
                                                       =================      ================      ===============


         Major components of the Company's deferred taxes at December 31 are as follows:

                                                                              Year Ended December 31,

                                                                     1997                  1996                    1995
                                                                    --------              --------               --------
          Net operating loss carryforwards-non-SRLY                  $653,290              $603,222              $786,117

          Net operating loss carryforwards - SRLY                     101,160                32,149               324,594

          Net operating loss carryforwards - State                    107,021                88,960               111,552

          Reserves for returns                                         61,730                60,533                53,425

          Reserves for bad debts                                       28,860                30,310                11,235

          Reserves for obsolescence                                   161,967                52,195                86,600

          Capitalization of inventory costs                            25,980                17,320                 8,660

          State franchise tax                                         (31,383)              (38,310)               25,631

          Accrued compensation                                        139,474                31,164                28,506

          Amortization of trademark license                          (920,997)             (678,146)             (492,885)

          Depreciation                                                (49,223)              (49,168)              (35,347)
                                                              ----------------      ----------------      ----------------
                                                                      277,879               150,229               908,088
          Less valuation allowance                                   (277,879)             (150,229)             (908,088)
                                                              ----------------      ----------------      ----------------
                                                                    $ (- 0 - )           $ ( - 0 - )           $ ( - 0 - )
                                                              ================      ================      ================

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

         The non-SRLY net operating loss carryforwards for federal and state income tax purposes of approximately $1,920,000 expire through 2011. The remaining SRLY net operating loss carryforwards for federal tax purposes of approximately $298,000 expire through 2005.

         During the year ended December 31, 1997, the operations of the Company's foreign subsidiary, HBC (UK), ceased (see Note 2). In connection therewith, certain intercompany balances were forgiven resulting in income to the foreign subsidiary. The prior year's net operating loss carryforwards were utilized to fully reduce the taxable income of HBC (UK).

5.       INVENTORIES

         Inventories consist of the following at December 31:

                                            1997                   1996
                                            ----                   ----

          Raw materials                $   388,877            $   876,498

          Finished goods                 3,527,106              2,234,626
                                     ----------------       ----------------
                                       $ 3,915,983            $ 3,111,124
                                     ================       ================

6.        PREPAID EXPENSES AND OTHER CURRENT ASSETS

         In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged ("cost basis"). As of December 31, 1997, advertising and marketing credits, on a cost basis, totaled $265,000. Advertising and marketing credits, on a barter basis, totaled $527,000 at that date. Although such credits remain available for use by the Company through January 2002, management is unable to estimate their remaining net realizable value at December 31, 1997. Accordingly, the Company has fully reserved against such amount in the accompanying financial statements.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at December 31:

                                             1997                    1996
                                             ----                    ----
         Leasehold improvements          $   54,203              $   47,834
         Furniture and office equipment     332,817                 244,792
         Equipment and vehicles             656,391                 806,668
                                         ------------           ------------
                                          1,043,411               1,099,294
         Less accumulated depreciation     (630,915)               (497,022)
                                         ------------           ------------
                                          $ 412,496               $ 602,272
                                         ============           ============

8.       SHORT-TERM BORROWINGS

         As part of the credit facility granted to the Company by Comerica Bank-California ("Comerica"), the Company obtained a revolving line of credit of up to $3 million in aggregate at any time outstanding. The utilization of this line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory. The line of credit is secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. As of December 31, 1997, no amounts were outstanding under the revolving line of credit.

         The initial use of proceeds under the revolving line of credit was to refinance HBC's previous line of credit. The revolving line of credit is renewable on May 1, 1998. The Company anticipates that such line will be renewed on the expiration date. However, there can be no assurance that it will, in fact, be renewed, or if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

9.       LONG TERM DEBT

         In 1997, HBC obtained a credit facility from Comerica consisting of a term loan of up to $4 million or such lesser amount as was necessary to retire the note executed by the Company in favor of ERLY Industries, Inc. ("ERLY") in the principal sum of $4 million (the "Note"). The full amount due under the Note was paid during November 1997. The term loan will mature in October 2002 and requires monthly payments of principal and interest in set amounts which escalate over time plus payments of a portion of HBC's adjusted cash flow, from year to year. The interest rate payable on the term loan is 1.5% above the bank's base rate.




Long-term debt consists of the following at December 31:                        1997               1996
                                                                            -----------        -----------

Note  payable  to  ERLY  Industries,  collateralized  by the  trademark license, due in monthly interest payments at an effective interest rate of approximately 7 1/4%, net of unamortized premium of $48,541 in 1996, due July 27, 1997 (discount based on imputed interest rate of 8.71%)
                                                                             $    - 0 -         $ 4,048,541
Note payable to Comerica,  collateralized by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain  equipment,  due in monthly principal and interest payments  which  escalate over time plus payments of a portion of HBC's adjusted cash flow, from year to year, at an effective interest rate of
approximately 10%, due in October 2002                                         3,916,666

Note  payable in  connection  with the  acquisition  of certain  office equipment, collateralized by such equipment, due in monthly payments of
$688 at an interest rate of approximately 11 1/4%, due June 15, 2000              11,993

                                                                            ------------       ------------
                                                                             $ 3,928,659        $ 4,048,541
Less: current portion of long-term debt                                     (    520,835)      (  4,048,541)
                                                                            ============       ============
                                                                             $ 3,407,824        $     - 0 -
                                                                            ============       ============

         Long-term debt is payable as follows:

                             Year ending December 31:
                             1998                             $   520,874
                             1999                                 621,369
                             2000                                 719,750
                             2001                                 900,002
                             2002                               1,166,664
                                                              ===========
                                                               $3,928,659
                                                              ===========

         Interest expense amounted to $488,388, $498,413 and $406,227 for the years ended December 31, 1997, 1996 and 1995.

10.      COMMITMENTS AND CONTINGENCIES

         Operating Leases - Hansen's warehouse facility and corporate offices are leased for a period of 89 months commencing on September 19, 1997 on which date the warehouse facilities were occupied by the Company. On March 1, 1998, the corporate offices of the Company were relocated to such premises in Corona, California. This lease and certain equipment under non-cancelable operating leases expire through 2005. Rent expenses related to leases amounted to $157,240, $118,871 and $128,508 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rental payments under such non-cancelable operating leases referred to above are as follows:

                             Year ending December 31:
                             1998                       $    331,528
                             1999                            340,644
                             2000                            352,884
                             2001                            359,784
                             2002                            365,904
                             Thereafter                      788,820
                                                         ============
                                                          $2,539,564
                                                         ============

         Employment and Consulting Agreements - The Company entered into an employment agreement with Rodney C. Sacks dated as of January 1, 1994 pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer, and entered into an employment agreement with Hilton H. Schlosberg dated as of January 1, 1994 pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President and Chief Financial Officer for an annual base salary of $170,000 each, subject to adjustments annually, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits, both of which agreements terminate on December 31, 1998. Future base salaries payable to Messrs. Sacks and Schlosberg under their respective employment agreements amount to $170,000 each.

         Effective June 30, 1997, Mr. Taber elected to retire and terminated his employment agreement with HBC and entered into a Severance and
         Consulting  Agreement  with  the  Company  and  HBC  (the  "Consulting
         Agreement") pursuant to which, among other matters, HBC agreed to retain Mr. Taber as a consultant for a period of two years at a fixed monthly fee of $5,000. In terms of the Consulting Agreement, Mr. Taber's existing Stock Option Agreement dated as of June 30, 1995 was terminated and substituted with a new Stock Option Agreement dated as of June 20, 1997 (the "Replacement Stock Option Agreement") between
         the  parties.   Under  the  terms  of  the  Replacement  Stock  Option
         Agreement, Mr. Taber was granted options to purchase 100,000 shares of common stock, outside of the Company's stock option plans (see Note
         11), exercisable until June 30, 1999 at $1.38 per share. Compensation expense related to this option grant is not material. Mr. Taber remains a director of the Company. In addition, other than with respect to certain restrictive covenants, Mr. Taber agreed to repay amounts owed by him to HBC under a certain promissory note by offsetting amounts owed under the note against accrued and unpaid base pay payable under Mr. Taber's employment agreement and amounts payable under the Consulting Agreement, beginning January 1, 1998.

         Purchase  Commitments  - As of December 31, 1997,  the Company had open
         purchase   commitments   for  certain  raw   materials   amounting   to
         approximately $608,000.

11.      STOCK OPTIONS AND WARRANTS

         The Company has two stock option plans: the Employee Stock Option Plan ("the Plan") and the Outside Directors Stock Option Plan ("Directors' Plan").

         The Plan provides for the granting of options to purchase not more than two million shares of Hansen Common Stock to key employees of the Company and its subsidiaries. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 1997, options to purchase 1,496,500 shares of Hansen Common Stock had been granted under the Plan, net of options that have expired, and options to purchase 503,500 shares of Hansen Common Stock remained available for grant under the plan.

         Options granted under the Plan to purchase Hansen Common Stock pursuant to individual stock option agreements are as follows:

         On June 15,  1992,  the Company  granted to Rodney C. Sacks and
         Hilton H. Schlosberg, options to purchase 200,000 and 150,000 shares of Hansen Common Stock, respectively, each of which vest in increments of 50,000 shares on the date of grant and annually beginning January 1, 1993, exercisable for a ten-year period at an exercise price of $1.75 per share.

         On July 3, 1995, the Company granted to Rodney C. Sacks and Hilton H. Schlosberg, options for each to purchase 150,000 of Hansen Common Stock of which 75,000 shares vest on January 1, 1996 and 75,000 shares vest on January 1, 1997, exercisable for a ten-year period at an exercise price of $1.25 per share.

         Between July 27, 1992 and December 31, 1997, the Company granted various members of management options to purchase an aggregate of 846,500 shares of Hansen Common Stock which vest in various increments over a five-year period at exercise prices which vary between $0.72 and $1.79 per share. These options exclude the options which were granted to Rodney C. Sacks and Hilton H. Schlosberg, which are described above.

         The Directors' Plan provides for the grant of options to purchase up to 100,000 shares of Common Stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's Common Stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995 are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 1997, options to purchase 24,000 shares of Hansen Common Stock had been granted under the Directors Plan and options to purchase 76,000 shares of Hansen Common Stock remain available for grant.

         Information regarding these option plans is as follows:

                                                 1997                          1996                         1995
                                                 ----                          ----                         ----
                                                       Weighted                     Weighted                     Weighted
                                                       average                       average                     average
                                                       exercise                     exercise                     exercise
                                         Shares         price         Shares          price         Shares        price
                                     --------------- ------------- -------------- -------------- ------------- -------------
Options outstanding,
  beginning of year                       2,324,500         $2.14      3,111,235         $ 2.07     3,011,235        $ 2.51
Options granted                             470,500         $1.16        150,000         $  .86       557,000         $1.28
Options exercised                               -0-                          -0-                          -0-
Options canceled or expired              (1,174,500)        $2.84       (936,735)        $ 1.86      (457,000)       $ 4.56
Options outstanding,
  end of year                             1,620,500         $1.35      2,324,500         $ 2.14     3,111,235        $ 2.07
Option price range                                        $.72 to                      $ .72 to                    $ .97 to
  end of year                                               $1.79                        $ 3.69                      $ 3.51

         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's income and net income per share would have been reduced to the pro forma amounts indicated below:

                                      1997             1996              1995
                                       ----             ----              ----
         Net income, as reported   $1,250,151         $357,166      ($1,349,693)
         Net income, pro forma     $1,121,473         $ 49,819      ($1,657,040)

         Net income per share, as reported
              Basic                    $0.14            $0.04            ($0.15)
              Diluted                  $0.13            $0.04
         Net income per share, pro forma
              Basic                    $0.12            $0.01            ($0.18)
              Diluted                  $0.12            $0.01

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 43%; risk-free interest rate of 6.0%; and expected lives of 3 years. The following weighted-average assumptions were used for grants in 1996: dividend yield of 0%; expected volatility of 81%; risk-free interest rate of 5.5%; and expected lives of 2 years. The following weighted-average assumptions were used for grants in 1995: dividend yield of 0%; expected volatility of 81%; risk-free interest rate of 5.9%; and expected lives of 3 years.

         The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                                    Options Outstanding                          Options Exercisable
                                   ------------------------------------------------------- ---------------------------------
                                                          Weighted
                                        Number            average       Weighted average        Number          Weighted
                                    outstanding at       remaining          exercise        exercisable at       average
             Range of exercise     December 31, 1997  contractual life        price        December 31, 1997    exercise
                   prices                                                                                         price
           ----------------------- ------------------ ----------------- ------------------ ------------------ --------------
                   $.72 to $ 1.13            413,000                 6             $ 1.00             18,200        $   .83
                           $ 1.25            300,000                 8             $ 1.25            300,000         $ 1.25
                           $ 1.38            472,000                 1             $ 1.38            450,900         $ 1.38
                 $ 1.47 to $ 1.79            435,500                 4             $ 1.72            370,000         $ 1.74

                                   ==================                                      ==================
                    $.72 to $1.79          1,620,500                                               1,139,100
                                   ==================                                      ==================

     12.  MAJOR CUSTOMERS

         Two customers accounted for 29% and 11%, respectively, of the Company's sales for the year ended December 31, 1997. Two customers accounted for 26% and 13%, respectively, of the Company's sales for the year ended December 31, 1996. Two customers accounted for 27% and 14%, respectively, of the Company's sales for the year ended December 31, 1995. A decision by either of these major customers to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

     13. LEGAL PROCEEDINGS

         The second stage of the trial in HBC's action against ERLY in the Superior Court for the State of California, was held in July 1997 for the sole purpose of determining the amount of HBC's damages, if any, resulting from ERLY's breach of certain rights of first refusal provisions contained in HBC's subordinated secured promissory note in the principal amount of $4 million in favor of ERLY. In November 1997, the court held that HBC had not suffered any damages as a result of ERLY's breach of the note. HBC has filed an appeal against that judgment. A motion was made by ERLY for the costs of such action to be awarded in its favor, which was dismissed by the court. ERLY has filed a cross appeal on that issue. The full amount due under the note to ERLY was paid in November 1997 with the proceeds of a term loan obtained by the Company from Comerica. The ultimate outcome of this matter cannot presently be predicted.

         The Company is also involved in various other legal matters arising in the normal course of business. Although the results of these other legal matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's financial statements.

     14. RELATED PARTY

         A director of the Company is a partner in a law firm which serves as counsel to the Company. Payments made to such firm in connection with services rendered to the Company during 1997, 1996 and 1995 were $186,033, $238,069 and $187,625, respectively.

     15. SUBSEQUENT EVENT

         Subsequent to year-end, the Company granted options to purchase 410,500 shares of Hansen Common Stock under the Plan. Of such options granted, 200,000 options were in replacement of options due to expire in 1998 (see Note 11).


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------




                       Balance at
                      beginning of       Charged to costs    Charged to other                       Balance at end
   Description           period            and expenses          accounts          Deductions          of period
------------------- ------------------ --------------------- ------------------ ------------------ ------------------

Allowance for doubtful accounts, sales returns and cash discounts:

1997                         $234,749             1,090,929                           (1,010,049)        $   315,629
1996                         $422,831               937,502                           (1,125,584)        $   234,749
1995                         $121,930               409,600          270,000 (1)        (378,699)        $   422,831

Promotional Allowances:

1997                         $926,045             4,034,845                           (3,893,141)        $ 1,067,749
1996                         $782,034             3,915,447                           (3,771,436)        $   926,045
1995                         $895,377             3,295,549                           (3,408,892)        $   782,034












------------------

(1) In connection with the receivable described in NOTE 3, the Company has a reserve of $270,000 against the note receivable from Hawaiian Water Partners.