Form 10-Q
period 1998-03-31
HANSEN NATURAL CORP
filed 1998-05-13
CIK 865752

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For the Quarterly Period Ended March 31, 1998 Commission file number 0-18761


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


                                (909) 739 - 6200
               Registrant's telephone number, including area code:




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X No




               The registrant had 9,138,909 shares of common stock
                          outstanding as of May 1, 1998

                                     HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                                   March 31, 1998

                                                        INDEX



                                                                      Page No.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997                                            3

          Consolidated Statements of Operations for the
          three months ended March 31, 1998 and 1997                       4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997                       5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation                               7


Part II.  OTHER INFORMATION

Items 1-5.Not Applicable                                                  12

Item 6. Exhibits and Reports on Form 8-K                                  12

Signatures                                                                12

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------


                                                                           March 31,       December 31,
                                                                            1998              1997

ASSETS

CURRENT ASSETS:
Cash ............................................................     $    465,919      $    395,231
Accounts receivable (net of allowance for doubtful
   accounts, sales returns and cash discounts of $418,027
   in 1998 and $315,629 in 1997 and promotional allowances
   of $1,224,414 in 1998 and $1,067,749 in 1997) ................        2,196,885         1,533,748
Inventories .....................................................        3,492,822         3,915,983
Prepaid expenses and other current assets .......................          176,733           214,468
                                                                      ------------      ------------
   Total current assets .........................................        6,332,359         6,059,430

PROPERTY AND EQUIPMENT, net .....................................          600,471           412,496

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
   of $2,464,678 in 1998 and $2,390,878 in 1997) ................       10,151,549        10,208,116
Notes receivable from officer and director ......................           57,363            68,235
Deposits and other assets .......................................          192,866           185,082
                                                                      ------------      ------------
   Total intangible and other assets ............................       10,401,778        10,461,433
                                                                      ------------      ------------
                                                                      $ 17,334,608      $ 16,933,359
                                                                      ============      ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................     $  1,755,775      $  2,195,200
Accrued liabilities .............................................          317,657           444,807
Accrued compensation ............................................          251,125           322,114
Current portion of long-term debt ...............................          537,660           520,835
Income taxes payable ............................................          540,590            81,800
                                                                      ------------      ------------
   Total current liabilities ....................................        3,402,807         3,564,756

LONG-TERM DEBT ..................................................        3,264,991         3,407,824

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares
   authorized; 9,130,869 shares issued and outstanding ..........           45,654            45,654
Additional paid-in capital ......................................       10,858,315        10,858,315
Accumulated deficit .............................................         (170,763)         (875,949)
Foreign currency translation adjustment .........................          (66,396)          (67,241)
                                                                      ------------      ------------
   Total shareholders' equity ...................................       10,666,810         9,960,779
                                                                      ------------      ------------
                                                                      $ 17,334,608      $ 16,933,359
                                                                      ============      ============

        See accompanying notes to the consolidated financial statements


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)
--------------------------------------------------------------------------------


                                                                               1998              1997


NET SALES .............................................................     $11,264,856     $ 7,119,586

COST OF SALES .........................................................       5,613,428       4,236,246
                                                                            -----------     -----------


GROSS PROFIT ..........................................................       5,651,428       2,883,340

OPERATING EXPENSES:
Selling, general and administrative ...................................       4,278,486       2,587,765
Amortization of trademark license and trademarks ......................          73,800          73,500
Other expenses ........................................................          15,000          74,144
                                                                            -----------     -----------


     Total operating expenses .........................................       4,367,286       2,735,409
                                                                            -----------     -----------


OPERATING INCOME ......................................................       1,284,142         147,931

NET INTEREST AND FINANCING EXPENSE ....................................         108,833         124,376
                                                                            -----------     -----------

INCOME BEFORE PROVISION
     FOR INCOME TAXES .................................................       1,175,309          23,555

PROVISION FOR INCOME TAXES ............................................         470,123           2,400
                                                                            -----------     -----------


NET INCOME ............................................................     $   705,186     $    21,155
                                                                            ===========     ===========

NET INCOME PER COMMON SHARE:
     Basic ............................................................     $      0.08     $      0.00
                                                                            ===========     ===========
     Diluted ..........................................................     $      0.07     $      0.00
                                                                            ===========     ===========

NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic ............................................................       9,130,869       9,122,868
                                                                            ===========     ===========
     Diluted ..........................................................       9,740,264       9,123,005
                                                                            ===========     ===========

        See accompanying notes to the consolidated financial statements


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                                          1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................     $ 705,186      $  21,155
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
   Amortization of trademark license and trademarks .............        73,800         73,500
   Depreciation and other amortization ..........................        76,466         52,903
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable ........................................      (663,137)       (65,154)
     Inventories ................................................       423,161        349,282
     Prepaid expenses and other current assets ..................        37,735        (79,271)
     Accounts payable ...........................................      (439,425)      (123,659)
     Accrued liabilities ........................................      (127,150)       (47,552)
     Accrued compensation .......................................       (70,989)
     Income taxes payable .......................................       458,790
                                                                      ---------      ---------
       Net cash provided by operating activities ................       474,437        181,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..............................      (264,441)       (40,299)
Increase in trademark license and trademarks ....................       (17,233)       (10,218)
Decrease (increase) in notes receivable from officer and director        10,872         (1,518)
Increase in deposits and other assets ...........................        (7,784)       (10,396)
                                                                      ---------      ---------
       Net cash used in investing activities ....................      (278,586)       (62,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings ...............................      (234,736)
Principal payments on long-term debt ............................      (126,008)
                                                                      ---------      ---------
       Net cash used in financing activities ....................      (126,008)      (234,736)

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................           845        (13,416)

                                                                      ---------      ---------
NET INCREASE (DECREASE) IN CASH .................................        70,688       (129,379)
CASH, beginning of period .......................................       395,231        186,931
                                                                      =========      =========
CASH, end of period .............................................     $ 465,919      $  57,552
                                                                      =========      =========


SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
   Interest .....................................................     $  96,544      $ 114,735
                                                                      =========      =========
   Income taxes .................................................     $   2,400      $   2,400
                                                                      =========      =========

        See accompanying notes to the consolidated financial statements.


HANSEN NATURAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

         1.       BASIS OF PRESENTATION

         Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its subsidiaries, Hansen Beverage Company ("HBC") and CVI Ventures, Inc., and its indirect subsidiary, Hansen Beverage Company (UK) Limited, which is in the course of being deregistered. The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

         2.       INVENTORIES

         Inventories consist of the following at:

                                           March 31,            December 31,
                                               1998                   1997
                                        ----------------        ----------------
           Raw materials                $    916,899            $   388,877
           Finished goods                  2,575,923              3,527,106
                                        ================        ================
                                        $ 3,492,822             $3,915,983
                                        ================        ================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

General

         During the three months ended March 31, 1998, the Company continued to make progress towards achieving its goal of geographically expanding the Hansen's(R) brand as well as expanding the Hansen's(R) brand product range. During the three months ended March 31, 1998, the expansion of distribution of certain of the Company's products into markets outside of California continued to make good progress. In April 1997, the Company introduced its lightly carbonated functional energy drink in an 8.2-ounce slim can. Repeat sales of this product have been encouraging. During the first quarter of 1998, the Company extended its "functional" beverage product line by introducing three additional functional drinks in 8.2-ounce slim cans, a ginger flavored d-stress drink, an orange flavored anti-ox drink and a guarana flavored stamina drink. The Company intends to introduce additional functional drinks and a new line of premium functional Smoothies later in 1998. In addition, the Company intends to introduce a new line of premium natural sodas and premium functional iced teas in proprietary glass bottles later in 1998 or in 1999.

         Net sales and profitability were positively affected by increased sales of all of the Company's products and, in particular, the Company's new functional drinks in 8.2-ounce slim cans. The increase in net sales of Smoothie products was primarily due to increased sales to club stores and retail stores. The increase in net sales of soda, iced teas, lemonades and juice cocktails was primarily due to increased sales to club stores. The increase in net sales of apple juice was primarily attributable to aggressive pricing and promotions undertaken by the Company. Management believes that the redesign of the apple juice label late in 1997 may also have contributed towards such increase.

         Attention is drawn to the fact that during the comparable period in 1997, the Company did not have any sales of its lightly carbonated functional energy drinks in 8.2-ounce slim cans, such drinks having been introduced in April 1997. Moreover, the majority of the sales of functional drinks in 8.2-ounce slim cans during the three months ended March 31, 1998 were attributable to opening orders from distributors for the three new functional drinks prior to their launching such products in their respective territories. Consequently, the sales of the three new functional drinks during the three months ended March 31, 1998 may not be indicative of the sales that will be achieved in subsequent periods.

          The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations For The Three-month period ended March 31, 1998 Compared to The Three-month period ended March 31, 1997

          Net Sales. For the three months ended March 31, 1998, net sales were approximately $11.3 million, an increase of $4.1 million or 58.2% over the $7.1 million net sales for the three months ended March 31, 1997. The increase in net sales was primarily attributable to sales of the Company's new functional energy drink which was introduced during April 1997, sales of the Company's other functional drinks which were introduced during the first quarter of 1998 and an increase in net sales of the Company's remaining product lines.

          Gross Profit. Gross profit was $5.7 million for the three months ended March 31, 1998, an increase of $2.8 million or 96.0% over the $2.9 million gross profit for the three months ended March 31, 1997. The increase in gross profit was primarily attributable to the increase in net sales and, to a lesser extent, to cost reductions achieved for certain raw materials and packaging. Gross profit as a percentage of net sales increased to 50.2% for the three months ended March 31, 1998 from 40.5% for the three months ended March 31, 1997. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

          Total Operating Expenses. Total operating expenses were $4.4 million for the three months ended March 31, 1998, an increase of $1.6 million or 59.7% higher than total operating expenses of $2.7 million for the three months ended March 31, 1997. The increase in total operating expenses was primarily attributable to increases in selling, general and administrative expenses, which were partially offset by a decrease in other expenses. Total operating expenses as a percentage of net sales increased to 38.8% for the three months ended March 31, 1998 from 38.4% for the three months ended March 31, 1997. The increase in total operating expenses as a percentage of net sales was primarily attributable to an increase in selling, general and administrative expenses, which were partially offset by a decrease in amortization of trademark license and trademarks, and other expenses.

          Selling, general and administrative expenses were approximately $4.3 million for the three months ended March 31, 1998, an increase of $1.7 million or 65.3% higher than $2.6 million for the three months ended March 31, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 38.0% for the three months ended March 31, 1998 compared to 36.3% for the three months ended March 31, 1997. The increase in selling expenses was primarily attributable to increases in distribution costs, promotional allowances and costs of promotional materials primarily to support the expansion of distribution and sales of the Company's functional product line and Smoothie products in bottles. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs incurred in connection with the Company's expansion activities into additional states.

          Other expenses were approximately $15,000 for the three months ended March 31, 1998 compared to $74,000 for the three months ended March 31, 1997. The decrease in other expenses was primarily attributable to the expiration of certain consulting agreements entered into in connection with the acquisition of the Hansen business. The decrease was partially offset by a new consulting agreement entered into with the former president of HBC in June 1997.

          Operating Income. Operating income was $1.3 million for the three months ended March 31, 1998 compared to operating income of $148,000 for the three months ended March 31, 1997. The increase in operating income is primarily attributable to the increase in gross profit, which was partially offset, by an increase in total operating expenses.

           Net Interest and Financing Expense. Net interest and financing expense for the three months ended March 31, 1998 was $109,000 compared to $124,000 for the three months ended March 31, 1997. The decrease in interest and financing expense was attributable to the fact that during the three months ended March 31, 1998, no amounts were outstanding under the Company's revolving line of credit and lower principal amounts were outstanding on the Company's term loan during the three months ended March 31, 1998 than during the comparable period in 1997.

          Net Income. Net income was $705,000 for the three months ended March 31, 1998 compared to net income of $21,000 for the three months ended March 31, 1997. The $684,000 increase in net income is attributable to an increase in operating income of $1.1 million and a decrease in total nonoperating expenses of $15,000, but was partially offset by an increase in the provision for income taxes of $468,000.

Liquidity and Capital Resources

          As of March 31, 1998, the Company had working capital of $2,930,000 compared to working capital of $2,495,000 as of December 31, 1997. Net cash provided by operating activities increased to $474,000 for the three months ended March 31, 1998 as compared to $181,000 for the comparable period in 1997. The increase in working capital and net cash provided by operating activities was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization, during the quarter ended March 31, 1998.

          Management believes that cash generated from operations and its cash resources and amounts available under the revolving line of credit, will be sufficient to meet its operating cash requirements in the foreseeable future, including purchase commitments for raw materials, debt servicing, expansion and development needs as well as any purchases of capital assets or equipment.

          Net cash used in investing activities increased to $279,000 for the three months ended March 31, 1998 as compared to $62,000 for the comparable period in 1997. The increase in net cash used in investing activities was primarily attributable to purchases of property and equipment to support the Company's expansion and development plans. Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, particularly coolers and vans, and businesses compatible with the image of the Hansen's(R) brand as well as the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

         Net cash used in financing activities decreased to $126,000 for the three months ended March 31, 1998 as compared to $235,000 during the comparable period in 1997. The decrease in net cash used in financing activities was primarily attributable to the fact that during the three-month period ended March 31, 1998, no amounts were borrowed by the Company under its revolving line of credit. Such decrease in net cash used in financing activities was partially offset by principal payments made during the three months ended March 31, 1998 on the term loan. As of March 31, 1998, the sum of $3,791,665 was outstanding under the term loan.

          The revolving line of credit is renewable on July 1, 1998. The Company anticipates that such line will be renewed by this date; however, there can be no assurance that it will, in fact, be renewed or, if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

Year 2000 Compliance

          Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries or be modified in some fashion to distinguish 21st century dates from 20th century dates. This problem could force computers to either shut down or provide incorrect data. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has examined its internal computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000. While the Company believes that its internal systems are fully Year 2000 compliant, the Company intends to continue to review its internal systems for any problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which in turn could impact the Company. While it is difficult to quantify the total cost to the Company of the Year 2000 compliance activities, the Company does not expect the cost to be material.

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

          Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to, the following: changes in consumer preferences, changes in demand that are weather related, particularly in areas outside of California, competitive pricing pressures, changes in the price of the raw materials for the Company's beverage products, the marketing efforts of the distributors of the Company's products, most of which distribute products that are competitive with the products of the Company, and the introduction of new products, as well as unilateral decisions that may be made by grocery chain stores, specialty chain stores and club stores to discontinue carrying all or any of the Company's products that they are carrying at any time. Management further notes that the Company's plans and results may be affected by the terms of the Company's credit facilities and the actions of its creditors.

Inflation

          The Company does not believe that inflation has a significant impact on the Company's results of operations for the periods presented.

                          PART II - OTHER INFORMATION


         Items 1 - 5.     Not Applicable

         Item 6.          Exhibits and Reports on Form 8-K

                  (a)      Exhibits - See Exhibit Index

                  (b)     Reports on Form 8-K - None






                                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HANSEN NATURAL CORPORATION
                                                  Registrant


Date:   May 13, 1998                              /s/ RODNEY C. SACKS
                                                  Rodney C. Sacks
                                                  Chairman of the Board
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)


Date:   May 13, 1998                              /s/ HILTON H. SCHLOSBERG
                                                  Hilton H. Schlosberg
                                                  Vice Chairman of the Board,
                                                  President, Chief Operating
                                                  Officer, Chief Financial
                                                  Officer and Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX



Exhibit 10 (bbb)    Stock Option Agreement dated as of January 30, 1998
                    between Hansen Natural Corporation and Rodney C. Sacks

Exhibit 10 (ccc)    Stock Option Agreement dated as of January 30, 1998
                    between Hansen Natural Corporation and Hilton H. Schlosberg


Exhibit 27          Financial Data Schedule