Form 10-Q
period 1998-06-30
HANSEN NATURAL CORP
filed 1998-08-14
CIK 865752

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     Form 10-Q

                                     Quarterly Report under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1998      Commission file number 0-18761


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


                                                  Yes  X    No




                             The registrant had 9,296,502 shares of common stock
                                      outstanding as of August 1, 1998

                                     HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                                    June 30, 1998

                                                        INDEX



                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997                                        3

                  Consolidated Statements of Operations for the
                  three and six months ended June 30, 1998 and 1997            4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and 1997                      5

                  Notes to Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                              14

Item 6.           Exhibits and Reports on Form 8-K                            14

                  Signatures                                                  14

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------



                                                                                      June 30,           December 31,
                                                                                        1998               1997
ASSETS

CURRENT ASSETS:
Cash                                                                                $ 2,146,543         $   395,231
Accounts receivable (net of allowance for doubtful
   accounts, sales returns and cash discounts of $464,521
   in 1998 and $315,629 in 1997 and promotional allowances
   of $1,673,848 in 1998 and $1,067,749 in 1997)                                      2,873,885           1,533,748
Inventories                                                                           3,996,739           3,915,983
Prepaid expenses and other current assets                                               163,643             214,468
                                                                                    -----------         -----------
   Total current assets                                                               9,180,810           6,059,430

PROPERTY AND EQUIPMENT, net                                                             622,135             412,496

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
   of $2,538,478 in 1998 and $2,390,878 in 1997)                                     10,089,733          10,208,116
Notes receivable from officer and director                                               46,536              68,235
Deposits and other assets                                                               203,297             185,082
                                                                                    -----------         -----------
   Total intangible and other assets                                                $10,339,566         $10,461,433
                                                                                    ===========         ===========
                                                                                    $20,142,511         $16,933,359
                                                                                    ===========         ===========

                        LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $ 2,855,444         $ 2,195,200
Accrued liabilities                                                                     474,721             444,807
Accrued compensation                                                                    447,251             322,114
Current portion of long-term debt                                                       740,660             520,835
Income taxes payable                                                                    990,590              81,800
                                                                                    -----------         -----------
   Total current liabilities                                                          5,508,666           3,564,756

LONG-TERM DEBT, less current portion                                                  2,935,954           3,407,824

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value;  30,000,000  shares  authorized;  9,149,191  and
   9,130,869 shares issued
   and outstanding in 1998 and 1997, respectively                                        45,746              45,654
Additional paid-in capital                                                           10,858,223          10,858,315
Retained earnings (accumulated deficit)                                                 861,163            (875,949)
Foreign currency translation adjustment                                                 (67,241)            (67,241)
                                                                                    ------------        ------------
   Total shareholders' equity                                                        11,697,891           9,960,779
                                                                                    ------------        ------------
                                                                                    $20,142,511         $16,933,359
                                                                                    ============        ============

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                          ---------------------------        ----------------------------
                                                               1998           1997               1998           1997
                                                           ------------  ------------        ------------    ------------

NET SALES                                                  $13,950,530   $11,496,228         $25,215,385     $18,615,814

COST OF SALES                                                7,009,343     6,791,491          12,622,771      11,027,737
                                                           ------------  ------------        ------------    ------------

GROSS PROFIT                                                 6,941,187     4,704,737          12,592,614       7,588,077

OPERATING EXPENSES:
Selling, general and administrative                          5,283,867     3,809,192           9,562,351       6,396,957
Amortization of trademark license and trademarks                73,800        73,500             147,600         147,000
Other expenses                                                  15,000        72,991              30,000         147,135
                                                           -----------    ----------         ------------    ------------

         Total operating expenses                            5,372,667     3,955,683           9,739,951       6,691,092
                                                           -----------    -----------        ------------    ------------

OPERATING INCOME                                             1,568,520       749,054           2,852,663         896,985

NET INTEREST AND FINANCING EXPENSE                             102,824       148,691             211,657         273,066

                                                           ------------   -----------         -----------    ------------

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                    1,465,696       600,363           2,641,006         623,919

PROVISION FOR INCOME TAXES                                     450,000        37,800             920,123          40,200
                                                           ------------   ------------        -----------     -----------


NET INCOME                                                 $ 1,015,696     $ 562,563         $ 1,720,883      $  583,719
                                                           ===========    ===========        ============     ===========


NET INCOME PER COMMON SHARE:
         Basic                                             $     0.11      $   0.06          $     0.19       $    0.06
                                                          ============    ===========        ============     ===========
         Diluted                                           $     0.10      $   0.06          $     0.17       $    0.06
                                                          ============    ===========        ============     ===========


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                               9,140,948     9,214,962           9,135,936       9,195,639
                                                          =============   ===========        ============     ===========
         Diluted                                            10,361,279     9,219,049          10,391,250       9,219,049
                                                          =============   ===========        ============     ===========

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                                                               1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $ 1,720,883        $  583,719
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
   Amortization of trademark license and trademarks                                         147,600           147,000
   Depreciation and other amortization                                                      100,899           124,034
   Compensation expense related to issuance of stock options                                 16,229
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable                                                                 (1,340,137)       (1,079,485)
     Inventories                                                                            (80,756)          (38,372)
     Prepaid expenses and other current assets                                               50,825          (320,434)
     Accounts payable                                                                       660,244           937,861
     Accrued liabilities                                                                     29,914            (7,629)
     Accrued compensation                                                                   125,137           (26,972)
     Income taxes payable                                                                   908,790            81,800
                                                                                        ------------      ------------
       Net cash provided by operating activities                                          2,339,628           401,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                         (310,538)         (151,592)
Increase in trademark license and trademarks                                                (29,217)          (44,750)
Decrease (increase) in notes receivable from officer and director                            21,699            (1,169)
Increase in deposits and other assets                                                       (18,215)          (56,497)
                                                                                       -------------      ------------
       Net cash used in investing activities                                               (336,271)         (254,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                                                               6,028
Increase in long-term debt                                                                                     14,546
Principal payments on long-term debt                                                       (252,045)             (621)
                                                                                        ------------      ------------
       Net cash (used in) provided by financing activities                                 (252,045)           19,953

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       -               (66,334)

                                                                                        ------------      ------------
NET INCREASE IN CASH                                                                      1,751,312           101,133
CASH, beginning of period                                                                   395,231           186,931
                                                                                        ============      ============
CASH, end of period                                                                     $ 2,146,543       $   288,064
                                                                                        ============      ============

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
   Interest                                                                             $   193,520       $   225,505
                                                                                        ============      ============
   Income taxes                                                                         $     2,400       $     2,400
                                                                                        ============      ============

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

         2.       INVENTORIES

         Inventories consist of the following at:

                                           June 30,             December 31,
                                             1998                  1997
                                        ------------           ------------
           Raw materials                $ 1,851,552             $  388,877
           Finished goods                 2,145,187              3,527,106
                                        ------------           ------------
                                        $ 3,996,739             $3,915,983
                                        ============           ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

          During the three months ended June 30, 1998, the Company continued to make progress towards achieving its goal of geographically expanding the Hansen's(R) brand as well as expanding the Hansen's(R) brand product range. During the three months ended June 30, 1998, the expansion of distribution of certain of the Company's products into markets outside of California continued to make good progress. In April 1997, the Company introduced its lightly carbonated functional energy drink in an 8.2-ounce slim can. Repeat sales of this product have been encouraging. During the first quarter of 1998, the Company extended its "functional" beverage product line by introducing three additional functional drinks in 8.2-ounce slim cans, a ginger flavored d-stress drink, an orange flavored anti-ox drink and a guarana flavored stamina drink. During the second quarter of 1998, the Company launched its new Healthy Start(TM) line of juices with DynaJuice(TM), a shelf stable 100% juice blend with 15 vitamins and minerals. Also during the quarter, the Company introduced two new 100% juice blends, Hansen's (R) Natural Apple Strawberry and Apple Grape juices, both of which contain vitamin C. The Company intends to introduce additional functional drinks and a new line of premium functional Smoothies later in 1998. Other new product developments include additional Healthy Start(TM) juices as well as new lines of premium natural sodas and premium functional iced teas in proprietary glass bottles, which the Company intends to introduce later in 1998 or in 1999. The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

         The increase in net sales and profitability in the second quarter of 1998 was primarily attributable to increased sales of the Company's functional energy drink and sales of the Company's three new functional drinks in 8.2-ounce slim cans and, to a lesser extent, to sales of the Company's newly introduced DynaJuice(TM) and apple juice blends.

         The increase in sales of functional drinks was attributable to the fact the Company only launched its functional energy drink in April 1997, and also to the fact that during the comparable period in 1997, the Company did not have any sales of the three new functional drinks which were only introduced in the first quarter of 1998. Portion of the sales of the three new functional drinks during the second quarter of 1998 were attributable to opening orders from distributors prior to their launching such products in their respective territories. Consequently, sales of the three new functional drinks during the second quarter of 1998 may not be indicative of sales that will be achieved in subsequent periods.

         The increase in net sales and profitability in the second quarter of 1998 was partially offset by a slight decrease in sales of soda and lower sales of apple juice. For the second quarter of 1998, sales of Smoothies, iced teas lemonades and juice cocktails, were about the same as in the second quarter of 1997.

Results of Operations For The Three-Months Ended June 30, 1998 Compared to the Three-Months Ended June 30, 1997

         Net Sales. For the three-months ended June 30, 1998, net sales were approximately $14.0 million, an increase of $2.5 million or 21.3% over the $11.5 million net sales for the three-months ended June 30, 1997. The increase in net sales was primarily attributable to increased sales of the Company's functional energy drink which was introduced in the second quarter of 1997, sales of the Company's three new functional drinks which were introduced in the first quarter of 1998 and, to a lesser extent, sales of DynaJuice(TM) and apple juice blends. The increase in net sales was partially offset by decreased sales of soda and apple juice. Sales of Smoothies, iced teas lemonades and juice cocktails, were about the same as in the comparable period in 1997.

         Gross Profit. Gross profit was $6.9 million for the three-months ended June 30, 1998, an increase of $2.2 million or 47.5% over the $4.7 million gross profit for the three-months ended June 30, 1997. Gross profit as a percentage of net sales increased to 49.8% for the three-months ended June 30, 1998 from 40.9% for the three-months ended June 30, 1997. The increase in gross profit was primarily attributable to increased net sales and higher margins achieved. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $5.4 million for the three-months ended June 30, 1998, an increase of $1.4 million or 35.8% over total operating expenses of $4 million for the three-months ended June 30, 1997. Total operating expenses as a percentage of net sales increased to 38.5% for the three-months ended June 30, 1998 from 34.4% for the three-months ended June 30, 1997. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by a decrease in other expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to an increase in selling, general and administrative expenses and the comparatively smaller increase in net sales from the comparable period in 1997.

         Selling, general and administrative expenses were $5.3 million for the three-months ended June 30, 1998, an increase of $1.5 million or 38.7% over selling, general and administrative expenses of $3.8 million for the three-months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 37.9% for the three-months ended June 30, 1998 from 33.1% for the three-months ended June 30, 1997. The increase in selling expenses was primarily attributable to increases in promotional expenditures and allowances, costs of promotional materials, advertising and distribution costs. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Other expenses were approximately $15,000 for the three months ended June 30, 1998 compared to $73,000 for the three months ended June 30, 1997. The decrease in other expenses was primarily attributable to the expiration of certain consulting agreements entered into in connection with the acquisition of the Hansen business. The decrease was partially offset by a new consulting agreement entered into with the former president of HBC in June 1997.

         Operating Income. Operating income was $1,569,000 for the three-months ended June 30, 1998, an increase of $820,000 or 109.4% over operating income of $749,000 for the three- months ended June 30, 1997. Operating income as a percentage of net sales increased to 11.2% for the three-months ended June 30, 1998 from 6.5% in the comparable period in 1997. The increase in operating income was attributable to a $2.2 million increase in gross profit which was partially offset by an increase of $1.4 million in operating expenses.

         Net Interest and Financing Expense. Net interest and financing expense was $103,000 for the three-months ended June 30, 1998, a decrease of $46,000 from net interest and financing expense of $149,000 for the three-months ended June 30, 1997. The decrease in net interest and financing expense was primarily attributable to the fact that during the three-months ended June 30, 1998, no amounts were outstanding on the Company's revolving line of credit, and the principal amounts outstanding on the Company's term loan were lower than during the comparable period in 1997. Interest income of $6,000 for the three-months ended June 30, 1998, as compared to no interest income during the comparable period in 1997, is included in net interest and financing expense.

         Provision for Income Taxes. Provision for income taxes was $450,000, an increase of $412,000 over the provision for income taxes of $38,000 for the comparable period in 1997. During the first and second quarters of 1997, the provision for income taxes was reduced by a reduction in the valuation allowance which was applied against certain tax benefits. During the first and second quarters of 1998, the provision for income taxes was not reduced to the same extent as in 1997 as the valuation allowance was fully reduced during the first and second quarters of 1998.

         Net Income. Net income was $1,016,000 for the three-months ended June 30, 1998, compared to net income of $563,000 for the three-months ended June 30, 1997. The $453,000 increase in net income consists of an increase in operating income of $820,000 and a decrease of $46,000 in net interest and financing expense which was partially offset by a $412,000 increase in provision for income taxes.

Results of Operations For The Six-months Ended June 30, 1998 Compared to The Six-months Ended June 30, 1997

         Net Sales. For the six-months ended June 30, 1998, net sales were approximately $25.2 million, an increase of $6.6 million or 35.5% over the $18.6 million net sales for the six-months ended June 30, 1997. The increase in net sales was primarily attributable to increased sales of the Company's functional energy drink which was introduced in the second quarter of 1997 and sales of the Company's three new functional drinks which were introduced in the first quarter of 1998 and, to a lesser extent, to increased sales of Smoothies, soda, iced teas lemonades and juice cocktails, and sales of DynaJuice(TM) and apple juice blends. The increase in net sales was partially offset by decreased sales of apple juice.

         Gross Profit. Gross profit was $12.6 million for the six-months ended June 30, 1998, an increase of $5 million or 66% over the $7.6 million gross profit for the six-months ended June 30, 1997. Gross profit as a percentage of net sales increased to 49.9% for the six-months ended June 30, 1998 from 40.8% for the six-months ended June 30, 1997. The increase in gross profit was primarily attributable to increased net sales and higher margins achieved. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $9.7 million for the six-months ended June 30, 1998, an increase of $3.0 million or 45.6% over total operating expenses of $6.7 million for the six-months ended June 30, 1997. Total operating expenses as a percentage of net sales increased to 38.6% for the six-months ended June 30, 1998 from 35.9% for the six-months ended June 30, 1997. The increase in total operating expenses were primarily attributable to increased selling, general and administrative expenses which was partially offset by a decrease in other expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to the increase in operating expenses and the comparatively smaller increase in net sales from the comparable period in 1997.

         Selling, general and administrative expenses were $9.6 million for the six-months ended June 30, 1998, an increase of $3.2 million or 49.5% over selling, general and administrative expenses of $6.4 million for the six-months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 37.9% for the six-months ended June 30, 1998 from 34.4% for the comparable period in 1997. The increase in selling expenses was primarily attributable to increases in promotional expenditures and allowances, costs of promotional materials, advertising and distribution costs. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

           Other expenses were approximately $30,000 for the six months ended June 30, 1998 compared to $147,000 for the three months ended June 30, 1997. The decrease in other expenses was primarily attributable to the expiration of certain consulting agreements entered into in connection with the acquisition of the Hansen business. The decrease was partially offset by a new consulting agreement entered into with the former president of HBC in June 1997.

         Operating Income. Operating income was $2,853,000 for the six-months ended June 30, 1998, an increase of $1,956,000 or 218.0% over operating income of $897,000 for the six- months ended June 30, 1997. Operating income as a percentage of net sales increased to 11.3% for the six-months ended June 30, 1998 from 4.8% in the comparable period in 1997. The increase in operating income was attributable to a $5 million increase in gross profit which was partially offset by an increase of $3 million in operating expenses.

         Net Interest and Financing Expense. Net interest and financing expense was $212,000 for the six-months ended June 30, 1998, a decrease of $61,000 from net interest and financing expense of $273,000 for the six-months ended June 30, 1997. The decrease in net interest and financing expense was attributable to the fact that during the six-months ended June 30, 1998, no amounts were outstanding on the Company's revolving line of credit and the principal amounts outstanding on the Company's term loan were lower than during the comparable period in 1997. Interest income of $7,000 for the six-months ended June 30, 1998, as compared to no interest income during the comparable period in 1997, is included in net interest and financing expense.

         Provision for Income Taxes. Provision for income taxes was $920,000, an increase of $880,000 over the provision for income taxes of $40,000 for the comparable period in 1997. During the first and second quarters of 1997, the provision for income taxes was reduced by a reduction in the valuation allowance which was applied against certain tax benefits. During the first and second quarters of 1998, the provision for income taxes was not reduced to the same extent as in 1997 as the valuation allowance was fully reduced during the first and second quarters of 1998.

         Net Income. Net income was $1,721,000 for the six-months ended June 30, 1998 compared to net income of $584,000 for the six-months ended June 30, 1997. The $1,137,000 increase in net income consists of an increase in operating income of $1,956,000 and a decrease of $61,000 in net interest and financing expenses which was partially offset by a $880,000 increase in provision for income taxes.

Liquidity and Capital Resources

          As of June 30, 1998, the Company had working capital of $3,672,000 compared to working capital of $2,495,000 as of December 31, 1997. Net cash provided by operating activities increased to $2,340,000 for the six months ended June 30, 1998 as compared to $402,000 for the comparable period in 1997. The increase in working capital and net cash provided by operating activities was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization, during the six-months ended June 30, 1998.

          Management believes that cash generated from operations and its cash resources and amounts available under HBC's revolving line of credit, will be sufficient to meet its operating cash requirements in the foreseeable future, including purchase commitments for raw materials, debt servicing, expansion and development needs as well as any purchases of capital assets or equipment.

          Net cash used in investing activities increased to $336,000 for the six-months ended June 30, 1998 as compared to $254,000 for the comparable period in 1997. The increase in net cash used in investing activities was primarily attributable to purchases of property and equipment to support the Company's expansion and development plans. Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, particularly coolers and vans, and businesses compatible with the image of the Hansen's(R) brand as well as the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

         Net cash used in financing activities increased to $252,000 for the six months ended June 30, 1998 as compared to net cash provided by financing activities of $20,000 for the comparable period in 1997. The increase in net cash used in financing activities was primarily attributable to the fact that during the six-months ended June 30, 1998, principal payments of $252,000 were made in reduction of HBC's term loan. As of June 30, 1998, the sum of $3,667,000 was outstanding under the term loan.

         The revolving line of credit is renewable on September 1, 1998. HBC has received a written proposal from its bank to renew its revolving line of credit for a period of two years. In terms of such proposal, HBC's effective borrowing rate under the revolving line of credit would be reduced from prime plus 1% to prime plus 1/4%. The Company anticipates that such line will be renewed by this date; however, there can be no assurance that it will, in fact, be renewed or, if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

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

          Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of the control of the Company, that could cause actual results and events to differ materially from the statements made herein, including, but not limited to, the following: changes in consumer preferences, changes in demand that are weather related, particularly in areas outside of California, competitive pricing pressures, changes in the price of the raw materials for the Company's beverage products, the marketing efforts of the distributors of the Company's products, most of which distribute products that are competitive with the products of the Company, the introduction of new products, as well as unilateral decisions that may be made by grocery chain stores, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time. Management further notes that the Company's plans and results may be affected by any change in the availability of the Company's credit facilities and the actions of its creditors.

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

                                           HANSEN NATURAL CORPORATION
                                           Registrant


Date:   August 14, 1998
                                           /s/ RODNEY C. SACKS
                                           Rodney C. Sacks
                                           Chairman of the Board
                                           and Chief Executive Officer


Date:   August 14, 1998
                                           /s/ HILTON H. SCHLOSBERG
                                           Hilton H. Schlosberg
                                           Vice Chairman of the Board,
                                           President, Chief Operating Officer,
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX



Exhibit 10 (ddd)          Warrant Agreement dated as of April 23, 1998
                          between Hansen Natural Corporation and Rick Dees

Exhibit 27                Financial Data Schedule