Form 10-Q
period 1998-09-30
HANSEN NATURAL CORP
filed 1998-11-17
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1998 Commission file number 0-18761


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


                                    Yes X No




               The registrant had 9,911,905 shares of common stock
                       outstanding as of November 1, 1998

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               September 30, 1998

                                      INDEX





                                                                        Page No.
Part I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997                                               3

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 1998 and 1997             4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1997                       5

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8


Part II.   OTHER INFORMATION

Items 1-5. Not Applicable                                                     20

Item 6.    Exhibits and Reports on Form 8-K                                   20

           Signatures                                                         20

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------


                                                                                                   September 30,        December 31,
                                                                                                       1998                 1997
                                                                                                   ------------        ------------
                                                   ASSETS
    ........................................................................................
CURRENT ASSETS:
Cash .......................................................................................       $  4,284,121        $    395,231
Accounts receivable (net of allowance for doubtful
   accounts, sales returns and cash discounts of $350,800
   in 1998 and $315,629 in 1997 and promotional allowances
   of $1,897,438 in 1998 and $1,067,749 in 1997) ...........................................          2,503,872           1,541,731
Inventories ................................................................................          4,207,624           3,915,983
Prepaid expenses and other current assets ..................................................            526,186             214,468
                                                                                                   ------------        ------------
   Total current assets ....................................................................         11,521,803           6,067,413

PROPERTY AND EQUIPMENT, net ................................................................            608,539             412,496

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
   of $2,612,278 in 1998 and $2,390,878 in 1997) ...........................................         10,074,583          10,208,116
Note receivable from director ..............................................................             30,961              60,252
Deposits and other assets ..................................................................            198,533             185,082

   Total intangible and other assets .......................................................         10,304,077          10,453,450
                                                                                                   ------------        ------------
                                                                                                   $ 22,434,419        $ 16,933,359
                                                                                                   ============        ============

                        LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...........................................................................       $  3,252,039        $  2,195,200
Accrued liabilities ........................................................................            518,300             444,807
Accrued compensation .......................................................................            568,375             322,114
Current portion of long-term debt ..........................................................          1,593,161             520,835
Income taxes payable .......................................................................          1,614,590              81,800
                                                                                                   ------------        ------------
   Total current liabilities ...............................................................          7,546,465           3,564,756

LONG-TERM DEBT, less current portion .......................................................          1,957,386           3,407,824

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000
  shares authorized 9,909,051 and
  9,130,869 shares issued
  and outstanding in 1998 and 1997, respectively ...........................................             49,545              45,654
Additional paid-in capital .................................................................         10,930,381          10,858,315
Retained earnings (accumulated deficit) ....................................................          2,017,883            (875,949)
Foreign currency translation adjustment ....................................................            (67,241)            (67,241)
                                                                                                   ------------        ------------
   Total shareholders' equity ..............................................................         12,930,568           9,960,779
                                                                                                   ------------        ------------
                                                                                                   $ 22,434,419        $ 16,933,359
                                                                                                   ============        ============


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                   -----------       -----------       -----------       -----------
                                                                        1998             1997              1998              1997
                                                                   -----------       -----------       -----------       -----------
    ........................................................
NET SALES ..................................................       $16,589,368       $13,438,895       $41,804,753       $32,054,709

COST OF SALES ..............................................         8,703,684         7,924,398        21,326,455        18,952,135
                                                                   -----------       -----------       -----------       -----------

GROSS PROFIT ...............................................         7,885,684         5,514,497        20,478,298        13,102,574

OPERATING EXPENSES:
Selling, general and administrative ........................         5,975,153         4,725,864        15,537,504        11,122,820
Amortization of trademark license and trademarks ...........            73,800            73,500           221,400           220,500
Other expenses .............................................            29,719            36,704            59,719           183,839
                                                                   -----------       -----------       -----------       -----------

         Total operating expenses ..........................         6,078,672         4,836,068        15,818,623        11,527,159
                                                                   -----------       -----------       -----------       -----------

OPERATING INCOME ...........................................         1,807,012           678,429         4,659,675         1,575,415

NET INTEREST AND FINANCING EXPENSE .........................            50,640           177,420           262,297           450,487

                                                                   -----------       -----------       -----------       -----------

INCOME BEFORE PROVISION
         FOR INCOME TAXES ..................................         1,756,372           501,009         4,397,378         1,124,928

PROVISION FOR INCOME TAXES .................................           624,000         1,544,123            40,200
                                                                   -----------       -----------       -----------       -----------


NET INCOME .................................................       $ 1,132,372       $   501,009       $ 2,853,255       $ 1,084,728
                                                                   ===========       ===========       ===========       ===========


NET INCOME PER COMMON SHARE:
         Basic .............................................       $      0.12       $      0.05       $      0.31       $      0.12
                                                                   ===========       ===========       ===========       ===========
         Diluted ...........................................       $      0.11       $      0.05       $      0.28       $      0.12
                                                                   ===========       ===========       ===========       ===========


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic .............................................         9,356,804         9,214,962         9,210,360         9,195,639
                                                                   ===========       ===========       ===========       ===========
         Diluted ...........................................        10,549,988         9,219,049        10,302,057         9,219,049
                                                                   ===========       ===========       ===========       ===========



HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        1998                   1997
                                                                                                 -----------            -----------
    ..................................................................................
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................................           $ 2,853,255            $ 1,084,728
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
   Amortization of trademark license and trademarks ..................................               221,400                220,500
   Depreciation and other amortization ...............................................               161,759                188,021
   Loss on disposal of plant and equipment ...........................................                37,044
   Compensation expense related to issuance of stock options .........................                40,577
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable .............................................................              (962,141)            (1,155,877)
     Inventories .....................................................................              (291,641)              (321,567)
     Prepaid expenses and other current assets .......................................              (311,718)              (113,556)
     Accounts payable ................................................................             1,056,839                634,392
     Accrued liabilities .............................................................                73,493                221,062
     Accrued compensation ............................................................               246,261                 36,206
     Income taxes payable ............................................................             1,532,790                 81,800
                                                                                                 -----------            -----------
       Net cash provided by operating activities .....................................             4,620,874                912,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...................................................              (357,802)              (182,537)
Proceeds from sale of property and equipment .........................................                21,320
Increase in trademark license and trademarks .........................................               (87,867)               (80,556)
Decrease in note receivable from director ............................................                29,291                  2,276
Increase in deposits and other assets ................................................               (13,451)               (82,526)
                                                                                                 -----------            -----------
       Net cash used in investing activities .........................................              (429,829)              (322,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings ....................................................              (177,135)
Increase in long-term debt ...........................................................                14,546
Principal payments on long-term debt .................................................              (378,112)               (51,573)
Issuance of common stock .............................................................                75,957
                                                                                                 -----------            -----------
       Net cash used in financing activities .........................................              (302,155)              (214,162)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................................                  --                  (48,930)

                                                                                                 -----------            -----------
NET INCREASE IN CASH .................................................................             3,888,890                327,638
CASH, beginning of period ............................................................               395,231                186,931
                                                                                                 ===========            ===========
CASH, end of period ..................................................................           $ 4,284,121            $   514,569
                                                                                                 ===========            ===========


SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
   Interest ..........................................................................           $   286,447            $   276,754
                                                                                                 ===========            ===========
   Income taxes ......................................................................           $     2,400            $     2,400
                                                                                                 ===========            ===========




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

         Revenue Recognition - The Company records revenue at the time the related products are shipped. Adequate provision against net sales has been made for estimated returns, allowances and cash discounts.

         Advertising Costs - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling and general expenses amount to $2,982,029 and $2,099,731 for the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company supports its customers (including distributors) with promotional allowances, portion of which are utilized for indirect advertising by them. Promotional allowances amounted to $4,709,596 and $3,047,103 for the nine months ended September 30, 1998 and 1997, respectively.

         Income taxes - The terms SRLY (Separate Return Loss Limitation) and non-SRLY (non-Separate Return Loss Limitation) refer to two types of net operating loss carryforwards as they relate to Section 382 of the Internal Revenue Code. The SRLY net operating loss carryforwards, as reported in the Company's Form 10-K, were acquired in 1990 in connection with the acquisition of the Company's subsidiary, CVI Ventures, Inc. Such net opertating loss carryforwards are subject to annual limitations. Non-SRLY net operating loss carryforwards are attributable to taxable losses incurred by the Company in prior years and are not subject to annual limitations.

         Reclassifications - Certain reclassifications were made in the 1997 consolidated financial statements to conform to the 1998 presentation.

HANSEN NATURAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

2.       ACCOUNTING PRICIPLES

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with the presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company adopted SFAS No. 128 effective with the financial reports of December 31, 1997. Basic and diluted earnings per share for the third quarter and year-to-date 1997 have been restated to reflect the requirements of this statement.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS no. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements and to a lesser extent, in interim financial reports issued to shareholders. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS No. 130 and 131 deal with financial statement disclosure, the Company does not anticipate that the adoption of these new standards will have a material impact on its financial statements.


3.       INVENTORIES

         Inventories consist of the following at:

                                        September 30,      December 31,
                                            1998              1997
                                        ------------       ------------
           Raw materials                 $ 2,097,149       $    388,877
           Finished goods                  2,110,475          3,527,106
                                        ============       ============
                                         $ 4,207,624        $ 3,915,983
                                        ============       ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

         During the nine-months ended September 30, 1998, the Company continued to make progress towards achieving its goal of expanding the Hansen's(R) brand product range and expanding the distribution of such products into new markets outside of California. Sales of the Company's four functional drinks, comprising a citrus flavored energy drink, a ginger flavored d .stress(TM) drink, an orange flavored anti.ox(TM) drink and a guarana flavored stamina(TM) drink, were higher in the third quarter than in the second quarter. Sales of the company's first Healthy Start(TM) 100% juice namely, DYNAJUICE(TM), (an orange and pineapple blend with 15 vitamins and minerals) and the company's apple strawberry and apple grape 100% juice blends during the third quarter were satisfactory. After the end of the third quarter, the Company introduced "power(TM)", its newest functional drink in an 8.2-ounce slim can and three new Healthy Start(TM) juices namely, ANTIOXJUICE(TM), IMMUNEJUICE(TM), and INTELLIJUICE(TM). Power is a black cherry flavored drink that contains Creatine, Glutamine and Red Panax Ginseng, as well as key B Vitamins. ANTIOXJUICE(TM) is a carrot and tropical juice blend with Grape Seed extract, Vitamins A, C and E and Selenium. IMMUNEJUICE(TM) is an aronia and cranberry juice blend with Echinacea and Zinc, and INTELLIJUICE(TM) is an orange and tomato juice blend with Gingko Biloba, Hawthorn Berry and Ginseng. The Healthy Start(TM) line was originally launched in 46-ounce PET multi-serve packs and will be extended to a 64-ounce size for the full line, following testing of DYNAJUICE(TM) in that size package. The Company expects to formally introduce its new line of Premium Natural Sodas by January 1999, and its new line of Premium Functional Smoothies along with additional functional drinks in 8.2-ounce slim cans later in 1999. Other new product development includes a new line of premium functional iced teas in proprietary glass bottles later in 1999. The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

         The increase in net sales and profitability in the third quarter of 1998, was primarily attributable to increased sales of the Company's functional energy drink and sales of the Company's three additional functional drinks in 8.2-ounce slim cans. The increase in sales was, to a lesser extent, attributable to the Company's Healthy Start(TM) line and apple juice blends.

Results of Operations for the Three-months Ended September 30, 1998 Compared to the Three-months Ended September 30, 1997

         Net Sales. For the three-months ended September 30, 1998, net sales were approximately $16.6 million, an increase of $3.2 million or 23.4% over the $13.4 million net sales for the three-months ended September 30, 1997. The increase in net sales was primarily attributable to increased sales of the Company's energy functional drink and sales of the Company's three additional functional drinks, in 8.2-ounce slim cans. The increase in sales was, to a lesser extent, attributable to the Company's Healthy Start(TM) line and apple juice blends, and increased sales of Smoothies in bottles, iced teas, lemonades and juice cocktails and apple juice. The increase in sales of functional drinks was attributable in part to the fact that the Company only launched its functional energy drink in April 1997 as well as to the fact that during the comparable period in 1997, the Company did not have any sales of its three additional functional drinks which were introduced in the first quarter of 1998. A portion of the sales of functional drinks during the third quarter of 1998 were attributable to opening orders from distributors prior to their launching such products in their respective territories. Consequently, sales of functional drinks during the third quarter of 1998 may not be indicative of sales that will be achieved from those products in subsequent periods. The increase in net sales was partially offset by decreased sales of Smoothies in cans and soda. The decrease in sales of Smoothies in cans was primarily attributable to a large introductory order received during the third quarter of 1997, which was not repeated in the third quarter of 1998 and also to the fact that only a portion of the stores of the customer concerned continue to stock those products.

         Gross Profit. Gross profit was $7.9 million for the three-months ended September 30, 1998, an increase of $2.4 million or 43.0% over the $5.5 million gross profit for the three-months ended September 30, 1997. Gross profit as a percentage of net sales increased to 47.5% for the three-months ended September 30, 1998 from 41.0% for the three-months ended September 30, 1997. The increase in gross profit was primarily attributable to increased net sales and higher margins achieved. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $6.1 million for the three-months ended September 30, 1998, an increase of $1.2 million or 25.7% over total operating expenses of $4.8 million for the three-months ended September 30, 1997. Total operating expenses as a percentage of net sales increased to 36.6% for the three-months ended September 30, 1998 from 36.0% for the three-months ended September 30, 1997. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by a decrease in other expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to an increase in selling, general and administrative expenses and a comparatively smaller increase in net sales from the comparable period in 1997.

         Selling, general and administrative expenses were $6.0 million for the three-months ended September 30, 1998, an increase of $1.2 million or 26.4% over selling, general and administrative expenses of $4.7 million for the three-months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 36.0% for the three-months ended September 30, 1998 from 35.2% for the three-months ended September 30, 1997. The increase in selling expenses was primarily attributable to increases in promotional expenditures and allowances, costs of promotional materials, expenditures for sampling and product demonstrations primarily in connection with the introduction of new products, advertising and distribution costs. The costs that were incurred by the Company in sampling DYNAJUICE(TM) in club stores during its introductory phase were unusually high. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Other expenses were approximately $30,000 for the three-months ended September 30, 1998 compared to $37,000 for the three-months ended September 30, 1997. The decrease in other expenses was primarily attributable to the expiration of certain consulting agreements entered into in connection with the acquisition of the Hansen business. This decrease was partially offset by residual expenses incurred in connection with the liquidation of the Company's United Kingdom subsidiary.

         Operating   Income.   Operating   income  was  $1.8   million  for  the
three-months ended September 30, 1998, an increase of $1.1 million or 166.4% over operating income of $678,000 for the three-months ended September 30, 1997. Operating income as a percentage of net sales increased to 10.9% for the three-months ended September 30, 1998 from 5.0% in the comparable period in 1997. The increase in operating income was attributable to a $2.4 million increase in gross profit that was partially offset by an increase of $1.2 million in operating expenses.

         Net Interest and Financing Expense. Net interest and financing expense was $51,000 for the three-months ended September 30, 1998, a decrease of $127,000 from net interest and financing expense of $177,000 for the three-months ended September 30, 1997. The decrease in net interest and financing expense was primarily attributable to the fact that during the three-months ended September 30, 1998, no amounts were outstanding on the Company's revolving line of credit, and the principal amounts outstanding on the Company's term loan were lower than during the comparable period in 1997. Interest income of $31,000 for the three-months ended September 30, 1998, as compared to $1,000 interest income during the comparable period in 1997, is included in net interest and financing expense. The increase in interest income was attributable to increased cash invested in interest-bearing certificates of deposit.

         Provision for Income Taxes. Provision for income taxes was $624,000 for the three-months ended September 30, 1998, compared to a nil provision for income taxes for the comparable period in 1997. During the comparable nine-months ended September 30, 1997, the provision for income taxes was reduced by a reduction in the valuation allowance that was applied against certain tax benefits. During the first and second quarters of 1998, the provision for income taxes was reduced, but to a lesser extent than in 1997, as the valuation allowance was fully utilized during the first and second quarters of 1998. Consequently, no reduction in the valuation allowance was available in the third quarter of 1998.

         Net Income. Net income was $1.1 million for the three-months ended September 30, 1998, compared to net income of $501,000 for the three-months ended September 30, 1997. The $631,000 increase in net income consists of an increase in operating income of $1.1 million and a decrease of $127,000 in net interest and financing expense that was partially offset by a $624,000 increase in provision for income taxes.

Results of Operations for the Nine-months Ended September 30, 1998 Compared to the Nine-months Ended September 30, 1997

         Net Sales. For the nine-months ended September 30, 1998, net sales were approximately $41.8 million, an increase of $9.8 million or 30.4% over the $32.1 million net sales for the nine-months ended September 30, 1997. The increase in net sales was primarily attributable to increased sales of the Company's energy functional drink and sales of the Company's three additional functional drinks, in 8.2-ounce slim cans. The increase in sales was, to a lesser extent, attributable to the Company's Healthy Start(TM) line and apple juice blends, and increased sales of iced teas, lemonades and juice cocktails. The increase in sales of functional drinks was attributable in part to the fact that the Company only launched its energy drink in April 1997 as well as to the fact that during the comparable period in 1997, the Company did not have any sales of its three additional functional drinks which were introduced in the first quarter of 1998. A portion of the sales of functional drinks during the nine-months ended September 30, 1998 were attributable to opening orders from distributors prior to their launching such products in their respective territories. Consequently, sales of functional drinks during the nine-months ended September 30, 1998 may not be indicative of sales that will be achieved for those products in subsequent periods. Sales of Smoothies in cans and bottles were about the same as in 1997. A large introductory order that was received by the Company during the third quarter 1997 for Smoothies in cans was not repeated in 1998 and only a portion of the stores of the customer concerned continue to stock those products. The increase in net sales was partially offset by decreased sales of apple juice and soda.

         Gross Profit. Gross profit was $20.5 million for the nine-months ended September 30, 1998, an increase of $7.4 million or 56.3% over the $13.1 million gross profit for the nine-months ended September 30, 1997. Gross profit as a percentage of net sales increased to 49.0% for the nine-months ended September 30, 1998 from 40.9% for the nine-months ended September 30, 1997. The increase in gross profit was primarily attributable to increased net sales and higher margins achieved. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $15.8 million for the nine-months ended September 30, 1998, an increase of $4.3 million or 37.2% over total operating expenses of $11.5 million for the nine-months ended September 30, 1997. Total operating expenses as a percentage of net sales increased to 37.8% for the nine-months ended September 30, 1998 from 36.0% for the nine-months ended September 30, 1997. The increase in total operating expenses was primarily attributable to increased selling general and administrative expenses that was partially offset by a decrease in other expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to the increase in operating expenses and a comparatively smaller increase in net sales from the comparable period in 1997.

         Selling, general and administrative expenses were $15.5 million for the nine-months ended September 30, 1998, an increase of $4.4 million or 39.7% over selling, general and administrative expenses of $11.1 million for the nine-months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 37.2% for the nine-months ended September 30, 1998 from 34.7% for the comparable period in 1997. The increase in selling expenses was primarily attributable to increases in promotional expenditures and allowances, costs of promotional materials, expenditures for sampling and product demonstrations primarily in connection with the introduction of new products, advertising and distribution costs. The costs that were incurred by the Company in sampling DYNAJUICE(TM) in club stores during its introductory phase were unusually high. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Other expenses were approximately $60,000 for the nine months ended September 30, 1998 compared to $184,000 for the nine-months ended September 30, 1997. The decrease in other expenses was primarily attributable to the expiration of certain consulting agreements entered into in connection with the acquisition of the Hansen business. This decrease was partially offset by a consulting agreement entered into with the former president of HBC in June 1997 and by residual expenses incurred in connection with the liquidation of the Company's United Kingdom subsidiary.

         Operating Income. Operating income was $4.7 million for the nine-months ended September 30, 1998, an increase of $3.1 million or 195.8% over operating income of $1.6 million for the nine-months ended September 30, 1997. Operating income as a percentage of net sales increased to 11.1% for the nine-months ended September 30, 1998 from 4.9% in the comparable period in 1997. The increase in operating income was attributable to a $7.4 million increase in gross profit that was partially offset by an increase of $4.3 million in operating expenses.

         Net Interest and Financing Expense. Net interest and financing expense was $262,000 for the nine-months ended September 30, 1998, a decrease of $188,000 from net interest and financing expense of $450,000 for the nine-months ended September 30, 1997. The decrease in net interest and financing expense was attributable to the fact that during the nine-months ended September 30, 1998, no amounts were outstanding on the Company's revolving line of credit and the principal amounts outstanding on the Company's term loan were lower than during the comparable period in 1997. Interest income of $39,000 for the nine-months ended September 30, 1998, as compared to $2,000 interest income during the comparable period in 1997, is included in net interest and financing expense. The increase in interest income was attributable to increased cash invested in interest-bearing certificates of deposit.

         Provision for Income Taxes. Provision for income taxes was $1.5 million for the nine-months ended September 30, 1998 compared to provision for income taxes of $40,000 for the comparable period in 1997. During the comparable nine-months ended September 30, 1997, the provision for income taxes was reduced by a reduction in the valuation allowance that was applied against certain tax benefits. During the first and second quarters of 1998, the provision for income taxes was reduced, but to a lesser extent than in 1997, as the valuation allowance was fully utilized during the first and second quarters of 1998. Consequently, no reduction in the valuation allowance was available in the third quarter of 1998.

         Net Income. Net income was $2.9 million for the nine-months ended September 30, 1998 compared to net income of $1.1 million for the nine-months ended September 30, 1997. The $1.8 million increase in net income consists of an increase in operating income of $3.0 million and a decrease of $188,000 in net interest and financing expense that was partially offset by a $1.5 million increase in provision for income taxes.

Liquidity and Capital Resources

          At September 30, 1998, the Company had working capital of $3,975,000 compared to working capital of $2,503,000 at December 31, 1997. Net cash provided by operating activities increased to $4,621,000 for the nine months ended September 30, 1998 as compared to $913,000 for the comparable period in 1997. The increase in working capital and net cash provided by operating activities was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, during the nine-months ended September 30, 1998. The increase in working capital was partially offset by the reclassification of a portion of long-term debt to current portion of long-term debt.

          Management believes that cash generated from operations and the Company's cash resources and amounts available under HBC's revolving line of credit, will be sufficient to meet its operating cash requirements in the foreseeable future, including purchase commitments for raw materials, debt servicing, expansion and development needs as well as any purchases of capital assets or equipment.

         Net cash used in investing activities increased to $430,000 for the nine-months ended September 30, 1998 as compared to $322,000 for the comparable period in 1997. The increase in net cash used in investing activities was primarily attributable to purchases of property (including vans and promotional vehicles) and equipment to support the Company's expansion and development plans. Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand as well as the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

         Net cash used in financing activities increased to $302,000 for the nine-months ended September 30, 1998 as compared to $214,000 for the comparable period in 1997. The increase in net cash used in financing activities was attributable to the fact that during the nine-months ended September 30, 1998, principal payments of $378,000 were made in reduction of HBC's term loan and $76,000 was received by the Company from the issuance of its common stock as compared to principal payments of $51,000 and $177,000 made on the term loan and revolving line of credit, respectively, during the comparable period in 1997. As of September 30, 1998, $3,551,000 was outstanding under the term loan.

         HBC's revolving line of credit has been renewed by its bank until May 1, 2000. The effective borrowing rate under the revolving line of credit is prime plus 1/4%. HBC has not borrowed any amounts under its revolving line of credit during 1998. HBC anticipates that the revolving line of credit will be renewed when it expires on May 1, 2000; however, there can be no assurance that it will in fact be renewed or, if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries or be modified in some fashion to distinguish Twenty-First Century dates from Twentieth Century dates. This problem could force computers to either shut-down or provide incorrect data. Incomplete or untimely resolution of Year 2000 issues by the Company, by critically important suppliers, co-packers or customers of the Company could have a material adverse impact on the Company's business, operations or financial condition in the future.

         The Company's Year 2000 compliance efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve, as new information becomes available. While the Company anticipates no major interruption of its business activities, this will be dependent in part, upon the ability of third parties to be Year 2000 compliant. Although the Company has implemented the actions described below to address third party issues it has no direct ability to influence compliance actions by such third parties or to verify their representations that they are Year 2000 compliant. The Company's most significant potential risk is the temporary inability of certain key suppliers to supply raw materials and/or key co-packers to pack some of the Company's products in certain locations and/or certain of the Company's major customers to order and pay on a timely basis, should their systems not be Year 2000 compliant by January 1, 2000.

         The Company is in the process of investigating its information technology ("IT") systems as well as its non-information technology ("NIT") systems. Based upon such investigation, the Company believes that the majority of its IT and NIT systems are Year 2000 compliant. However, certain systems such as the telephone system still require remediation. The Company currently estimates that it will complete the required remediation, including testing, of all of its IT and NIT systems, by the end of the first half of 1999. To-date, the expenses incurred by the Company in order to become Year 2000 compliant, including computer software costs, have been approximately $60,000 and the current estimated cost to complete remediation is expected to be approximately $30,000. Such costs, other than software, have been and will continue to be expensed as incurred. Remediation and testing activities are well underway with approximately 75% of the Company's systems already compliant. This percentage is expected to increase to approximately 85% by year-end and to be fully compliant by the end of the second quarter of 1999.

         An assessment of Year 2000 compliance issues by third parties with whom the Company has relationships such as critically important suppliers, co-packers, customers, banking institutions, payroll processors and others is ongoing. The Company has inquired and continues to inquire of the aforementioned third parties as to their readiness with respect to Year 2000 compliance issues and has to-date received indications from certain of them that their systems are compliant or in the process of remediation. The Company will continue to monitor these third parties to determine the possible impact of their non-compliance or otherwise on the business of the Company and the actions the Company can take, if any, in the event of non-compliance by any of these third parties. The Company believes there are multiple vendors of many of the goods and services it receives from its suppliers and thus Year 2000 compliance issue risks with respect to any particular supplier is mitigated by this factor. However, certain flavors and ingredients used by the Company are unique to certain suppliers and the Company does not have and may not be able to secure alternative suppliers therefor or, alternatively, alternative suppliers that are able to supply flavors or ingredients of the same or similar quality and/or with the same and similar taste. The Company also is dependent on customers for sales and for cashflow. Interruptions in customers' operations due to Year 2000 issues could result in decreased revenue, increased inventory and cash flow reductions.

         Contingency plans for Year 2000 related interruptions will be developed during 1999 where necessary and possible and will include, but not be limited to, the development of emergency back-up and recovery procedures, remediation of existing systems parallel with the installation of new systems, replacing electronic applications with manual processes, identification and securing of alternative suppliers and increasing raw material and finished goods inventory levels and alternative sales strategies. All plans are expected to be completed by the end of 1999.

         The Company's plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events. Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the ability to identify and correct all relevant computer codes and imbedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.

Forward Looking Statements

         The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and it's representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report, including certain statements made in management's discussion and analysis, may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical Year 2000 information, are forward looking statements within the meaning of the Act. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

     - Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
     -Changes in consumer preferences;
     - Changes in demand that are weather related, particular in areas outside of California;
     - Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
     - The introduction of new products;
     - Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration;
     - Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
     - The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
     - The Company's ability to penetrate new markets;

     - The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
     - Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
     - The terms and/or availability of the Company's credit facilities and the actions of it's creditors; The effectiveness of the Company's advertising, marketing and promotional programs; Adverse weather conditions, which could reduce demand for the Company's products The Company's customers', co-packers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address Year 2000 issues; and
     - The Company's project plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events.
     Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the inability to identify and correct all relevant computer codes and imbedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.

     The foregoing list of important factors is not exhaustive.

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

                           HANSEN NATURAL CORPORATION
                                                       Registrant


Date:   November 13, 1998                              /s/
                                                       Rodney C. Sacks
                                                       Chairman of the Board and
                                                       Chief Executive Officer



Date:   November 13, 1998                              /s/
                                                       Hilton H. Schlosberg
                                                     Vice Chairman of the Board,
                                             President, Chief Operating Officer,
                                           Chief Financial Officer and Secretary