Form 10-K
period 1998-12-31
HANSEN NATURAL CORP
filed 1999-03-31
CIK 865752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
      (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $22,867,281 computed by reference to the sale price for such stock on the Nasdaq Small-Cap Market on March 1, 1999.

         The number of shares of the Registrant's common stock, $.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 1, 1999 was 9,923,414 shares.

                           HANSEN NATURAL CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS



Item Number                                                          Page Number

          PART I

1.        Business                                                            3
2.        Properties                                                         12
3.        Legal Proceedings                                                  13
4.        Submission of Matters to a Vote of Security Holders                13

          PART II

5.        Market for the Registrant's Common Equity and Related
            Shareholder Matters                                              14
6.        Selected Consolidated Financial Data                               15
7.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              15
8.        Financial Statements and Supplementary Data                        27
9.        Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              27

          PART III

10.       Directors and Executive Officers of the Registrant                 27
11.       Executive Compensation                                             29
12.       Security Ownership of Certain Beneficial Owners and Management     34
13.       Certain Relationships and Related Transactions                     36

          PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K    37

          Signatures                                                         38

PART I

ITEM 1.  BUSINESS

Background of the Company and Subsidiaries

         Hansen Natural Corporation ("Hansen" or the "Company"), which was incorporated in Delaware on April 25, 1990, maintains its principal place of business at 2380 Railroad Street, Suite 101, Corona, California 91720, and its telephone number is (909) 739-6200.

         The Company is a holding company and carries on no operating business except through its direct wholly-owned subsidiary, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992. HBC conducts all of the Company's operating business and generates all of the Company's operating revenues. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated. The Company also owns all of the issued and outstanding common stock of CVI Ventures, Inc. ("CVI"), which was incorporated in Delaware on April 30, 1990. CVI is currently inactive. In addition, HBC owns all of the issued and outstanding ordinary shares of its subsidiary located in the United Kingdom, Hansen Beverage Company (UK) Limited ("HBC (UK)") which ceased operating activities at the end of 1997 and is in the process of being deregistered.

Background of the Hansen Business

         In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., now known as The Fresh Juice Company of California, Inc. ("FJC"). In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"), which was also based in the Los Angeles area. Subsequently, HFI expanded its product line from juices to include Hansen's(R) Natural Sodas. In November 1988, HFI reorganized its business under Chapter 11 of the federal Bankruptcy Code. In connection with those reorganization proceedings, California CoPackers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain assets of HFI including the right to market the Hansen's(R) brand name, in January 1990. On July 27, 1992, the Company, through HBC, acquired the Hansen's(R) brand natural soda and apple juice business (the "Hansen Business") from CCC.

Products

         Hansen  is  engaged  in  the   business  of   marketing,   selling  and
distributing so-called "alternative" beverage category sodas, fruit juices, fruit juice Smoothies, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, "functional" drinks and still water, primarily under the Hansen's(R) Natural brand name.

         The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, sports drinks and single-serve still water with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace. (Source: Beverage Marketing Corporation). Sales for the alternative beverage category of the market are estimated to have reached approximately $7.7 billion at wholesale in 1998 with a growth rate of approximately 12.5% over the prior year.
(Source: Beverage Marketing Corporation).

         Hansen's(R) Natural Sodas are classified as "new age" beverages and have been a leading natural soda brand in Southern California for the past twenty years. In 1998, Hansen's(R) Natural Sodas had the highest sales among comparable carbonated new age category beverages measured by unit volume in the Southern California market (Source: Nielsen Scantrack Reports for Southern California). Hansen's(R) Natural Sodas are currently available in ten regular flavors consisting of Mandarin Lime, Lemon Lime, Grapefruit, Raspberry, Creamy Root Beer, Vanilla Cola, Cherry Vanilla Creme, Peach Mango, Kiwi Strawberry, and

Tropical Passion. Hansen has two low calorie sodas in Wildberry and Cola flavors. Hansen's(R) Natural Sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup, or in the case of low calorie sodas, with aspartame. Hansen's(R) Natural Sodas are currently packaged in 12-ounce aluminum cans.

         In January 1999, Hansen introduced its new premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. Signature Sodas are currently available in four flavors consisting of Orange Creme, Vanilla Creme, Ginger Beer, and Sarsaparilla. Signature Sodas will initially be sold through the Company's existing distributor network. Initial response from distributors and consumers has been favorable.

         During April 1997, the Company introduced a lightly carbonated citrus flavored Hansen's(R) energy drink in an 8.2-ounce slim can. The Company's new energy drink falls within the category that has generally been described as the "functional" beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. Management believes that the functional beverage category has good growth potential. During the first quarter of 1998, the Company extended its functional product line by introducing three additional functional drinks in 8.2-ounce slim cans namely, a ginger flavored d-stress(TM) drink, an orange flavored antioox(TM) drink and a guarana berry flavored stamina(TM) drink. During the fourth quarter of 1998, the Company introduced power(TM), it's newest functional drink in an 8.2-ounce slim can. power(TM) is a black cherry flavored drink that contains Creatine, Glutamine, and Red Panax Ginseng, as well as key B vitamins. Response from distributors, convenience chain store buyers, and consumers continues to be favorable.

         The Company has concentrated on marketing its carbonated functional drinks through its distributor network that continued to expand during 1998. The Company intends to leverage its existing distributor network to facilitate the introduction of its new line of premium Signature Sodas in glass bottles as well as other new products that it plans to introduce later in 1999 and which are described more fully below.

         The Company's fruit juice product line currently includes Hansen's(R) Natural Old Fashioned Apple Juice which is packaged in 64 and 128-ounce polyethylene terephthalale ("P.E.T.") plastic bottles, Apple Strawberry and Apple Grape juice blends in 64-ounce P.E.T. plastic bottles. These juice blends were introduced in the second quarter of 1998. All of these Hansen's juice products contain 100% juice and provides 100% of the recommended daily intake for adults of Vitamin C and beginning in 1999, also contain added calcium. Hansen's juice products compete in the shelf-stable juice category.

         In March 1995, the Company expanded its juice product line by introducing a line of fruit juice Smoothies. Hansen's(R) fruit juice Smoothies contain approximately 35% juice and have a smooth texture that is thick but lighter than a nectar. Hansen's(R) fruit juice Smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E (the antioxidant triad) and represented Hansen's entry into the functional beverage category. Hansen's(R) fruit juice Smoothies are packaged in 11.5-ounce aluminum cans and in unique proprietary 13.5-ounce glass bottles designed by the Company. Hansen's(R) fruit juice Smoothies are available in eight flavors: Strawberry Banana, Peach Berry, Mango Pineapple, Guava Strawberry, Pineapple Coconut,
Apricot Nectar, Strawberry Lemonade, and Tropical Passion. There is also a Cranberry Raspberry lite Smoothie available as well as an Energy Smoothie which is different, not only from other beverages in the market, but also from other Smoothies. The Energy Smoothie product contains Ginseng and Taurine, two popular energy supplements, as well as Vitamins B2, B6, B12, Niacin, Vitamin C and Glucose. The Company plans to introduce a new line of "premium" functional Smoothies in 11.5-ounce cans and unique glass bottles later in 1999.

         During the second quarter of 1998, the Company launched its first Healthy Start(TM) product, DYNAoJUICE(TM), a shelf stable 100% juice blend with 15 vitamins and minerals added. DYNAoJUICE(TM) was renamed VITAMAXoJUICE during the fourth quarter of 1998 to more directly communicate its attributes to consumers. During the fourth quarter of 1998, the Company expanded its Healthy Start(TM) product line with three new Healthy Start(TM) 100% juices namely, ANTIOXoJUICE(TM), IMMUNEoJUICE(TM), and INTELLIoJUICE(TM). ANTIOXoJUICE(TM) is a carrot and tropical juice blend with Grape Seed extract, Vitamins A, C and E and Selenium. IMMUNEoJUICE(TM) is an aronia and cranberry juice blend with Echinacea and Zinc, and INTELLIoJUICE(TM) is an orange and tomato juice blend with Gingko Biloba, Hawthorn Berry and Ginseng. The Healthy Start(TM) line was originally launched in 46-ounce P.E.T. plastic bottles and at the end of 1998 the Company expanded this line into 64-ounce P.E.T. plastic bottles as well.

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

         Hansen's ready-to-drink iced teas are made with decaffeinated tea. The Company's other non-carbonated products are made with high quality juices. Hansen's non-carbonated products (other than its 100% juice products) are also made with natural flavors, high fructose corn syrup and in the case of the low calorie iced tea and low calorie juice cocktail, with aspartame, citric acid and other ingredients. Hansen's ready-to-drink iced teas, lemonades and juice cocktails are currently packaged in 16-ounce non-returnable wide-mouth glass bottles. Management is currently considering also offering these types of beverages in 20-ounce glass bottles.

         The Company discontinued marketing its Equator(R) brand of beverage products in 20-ounce glass bottles and in their place offered a ready-to-drink green tea in a 20-ounce glass bottle under the Hansen's(R) brand to select customers. The Company is at present designing a proprietary 20-ounce glass bottle for that product and intends to introduce three new specialty teas in such bottle, to select customers in 1999.

         Hansen's still water products were introduced in 1993. Hansen's still water products are primarily sold in .5-liter plastic bottles.

         The Company plans to introduce additional carbonated functional drinks in 1999 as well as its Healthy Start(TM) 100% juice line in single serve glass bottles through its distributor network. Other new product developments include a new line of "premium" functional iced teas in unique proprietary glass bottles late in 1999.

         The Company continues to evaluate and where considered appropriate, introduce additional flavors and other types of beverages to compliment its existing product lines.

Manufacturing, Production and Distribution

         The concentrates for Hansen's(R) Natural Soda and Hansen's(R) Signature Soda products are blended at independent production facilities. In each case, the concentrate is delivered by independent trucking companies to Hansen's various copackers, each of which adds filtered water, high fructose corn syrup or cane sugar, or in the case of the low calorie sodas, aspartame, citric acid, and carbonation and packages the products in approved containers. Hansen's most significant copacking arrangement is with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to a contract under which Southwest packages Hansen's(R) Natural Sodas. This arrangement continues indefinitely and is subject to termination on 60 days written notice from either party.

         The Company purchases juices, concentrates, flavors, vitamins, nutrients, herbs and other ingredients for its juice products; ready-to-drink iced teas, lemonades and juice cocktail products; fruit juice Smoothie products; carbonated functional drinks; and Healthy Start(TM) products from various producers and manufacturers. Such materials are then delivered to the Company's various copackers for manufacture and packaging of the finished products.

         All of the Company's beverage products are copacked by various copackers situated throughout the United States under separate arrangements, each of which continue on a month-to-month basis, except for the arrangement with Southwest which is described above.

         In the Western states, the Company's natural sodas, fruit juice products, iced teas, lemonades, and juice cocktail products, fruit juice Smoothie products in cans and Healthy Start(TM) products in P.E.T. bottles are primarily sold to major grocery chain stores and, in certain limited instances, to mass merchandisers through food brokers; club stores; specialty chain stores and to certain mass merchandisers directly by Hansen; the health food trade through specialty health food distributors; and in Colorado, to licensed distributors. The Company's fruit juice Smoothie products in bottles, carbonated functional drinks in 8.2-ounce slim cans and Signature Sodas are distributed almost exclusively by bottlers and/or distributors that do not distribute other products of the Company.

         Management  has  secured  limited  additional  copacking   arrangements
outside California to enable the Company to produce certain of its products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside California grow, the Company will secure additional copacking arrangements to further reduce freight costs.

         During 1998, the Company entered into an arrangement with one of its copackers, pursuant to which certain modifications were made to that copacker's equipment to enable it to produce certain products on behalf of the Company. In consideration thereof, the Company agreed to pack a minimum number of cases of products over a four-year period. Should the Company fail to pack the agreed minimum number of cases of products over such period, the Company will be liable to reimburse the copacker for a proportionate share of the cost thereof based on such shortfall. Based on the volume levels achieved by the Company in the past and its expected volume levels, the Company does not believe that it will incur any liability in connection with the above arrangement.

         During March 1999, the Company entered into an arrangement with its glass supplier pursuant to which its glass supplier agreed to install a shrink sleeve-labeling machine at its plant to facilitate the pre-labeling of its glass bottles at the point of manufacture. In consideration thereof, the Company agreed to have a minimum quantity of such labels applied to its glass bottles over a four year period. Should the Company fail to have the agreed minimum quantity of labels applied over such period, the Company will be liable to compensate it's supplier for a proportionate share of the cost thereof based on such shortfall. Based on estimated volume levels, the Company does not believe that it will incur any liability in connection with this arrangement.

         The Company's ability to estimate demand is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If the Company materially underestimates demand for its products or is unable to secure sufficient ingredients or raw materials including but not limited to glass, cans or labels, or copacking arrangements, it might not be able to satisfy demand on a short-term basis.

         Although the Company's arrangements for production of its products are generally of short duration or are terminable upon request, management believes that a short disruption would not significantly affect the Company's revenues since alternative copacking facilities in the United States with adequate capacity can be obtained for most of its products at commercially reasonable rates, if necessary or desirable, within a reasonably short time period. However, there are limited copacking facilities in the United States with adequate capacity for products in 8.2-ounce slim cans. There are also limited shrink sleeve-labeling facilities available in the United States with adequate capacity for the Company's new Signature Soda line. A disruption in production of either of such products could significantly affect the Company's revenues from such products as alternative copacking facilities in the United States with adequate capacity may not be available for such products at commercially reasonable rates, if necessary or desirable, within a reasonably short time period. The Company is taking steps to secure the availability of alternative copacking facilities in the United States or Canada with adequate capacity for the production of such products, to minimize the risk of any disruption in production.

         The Company itself is primarily responsible for marketing its products (other than its fruit juice Smoothies in bottles, functional drinks in 8.2-ounce slim cans and Signature Sodas in glass bottles) in the United States. The Company has entered into distribution agreements with distributors to distribute Smoothies in bottles and/or functional drinks in 8.2-ounce slims and/or
Signature Sodas in more than 40 states. However, in many of such states, distribution is only on a limited scale. Certain of the Company's products are also marketed in the United Kingdom and, on a more limited basis, in other countries outside of the United States, including Canada, Mexico, Denmark, Philippines, Guam, the Caribbean, and South Africa. During 1998, sales by the Company to distributors outside the United States amounted to approximately $500,000.

         The Company intends to aggressively expand the distribution of its products into new markets, both within the United States and abroad.

         In January 1999, the Company introduced its new premium line of Hansen's(R) Signature Sodas in 14-ounce proprietary glass bottles. The majority of the Company's existing distributor network have agreed to distribute such products commencing on varying dates over the next six months.

         The Company is continuing to expand distribution of its products by seeking to enter into agreements with regional bottlers, and beer or other direct store delivery distributors having established sales, marketing and distribution organizations. The Company's licensed bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products are directly competitive with the Company's products. The Company's strategy of licensing regional bottlers to produce Hansen's(R) Natural Sodas from concentrate provided by the Company, has not fulfilled management's expectations, partly because bottlers have preferred to focus on alternative beverage products having higher margins than sodas. At the end of 1997, management awarded the Company's distributor in Colorado the right to market and distribute its natural sodas in that state in place of its licensed bottler. The Company continues to utilize such bottler to manufacture Hansen's(R) Natural Sodas on its behalf.

         Management continues to evaluate various alternatives to expand the distribution of Hansen's(R) Natural Sodas into selected new markets.

         In 1998, the Company expanded its national sales organization to support and grow the sales primarily of Smoothies in bottles and functional drinks in 8.2-ounce slim cans and intends to continue to build that organization during 1999.

         During September 1997, the Company's main distribution warehouse was relocated to Corona, California and in March 1998, the corporate offices of the Company relocated to the same facility. Although the Company agreed to sublease a portion of the warehouse facility to the independent contractor which manages the warehouse facility on its behalf and the repacking and distribution of the Company's products therefrom, the sublease could not be implemented as the entire warehouse facility is being utilized for the Company's products due to higher inventory levels which are attributable to increased sales and additional products being marketed and distributed by the Company. In light of its agreement with the independent contractor, it will not be necessary for the Company to employ additional personnel to manage the warehouse facility, or for the repacking or distribution of its products.

Source and Availability of Raw Materials

         The Company purchases its soda, functional drink and non-carbonated beverage flavors, concentrates and supplements from independent suppliers located in the United States and Mexico and juices, concentrates and flavors for its juice, fruit juice Smoothie and Healthy Start(TM) products from independent suppliers in the United States and abroad.

         Suppliers regard flavors as proprietary to them. Consequently, Hansen does not currently have the list of ingredients or formulae for its flavors and certain of its concentrates readily available to it and may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. The

Company has identified alternative suppliers of many of the supplements contained in its carbonated functional drinks, Smoothies and Healthy Start(TM) line. However, industry wide shortages of certain supplements have been and, from time to time in the future, could be experienced, which could interfere with production of certain of the Company's products.

         Management is continuing with it's attempts to develop back-up sources of supply for its flavors and concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable it to obtain access to certain concentrate formulae in certain circumstances. The Company has been partially successful in these endeavors. By working with suppliers rather than on its own, Hansen is able to develop new products at low cost as well as to diversify its supplier network.

         The Company's goal is to ensure that all raw materials used in the manufacture and packaging of the Company's products, including natural soda, functional drink and non-carbonated concentrates and juices, high fructose corn syrup, cane sugar, citric acid, caps, cans, glass bottles and labels, are readily available from two or more sources and is continuing its efforts to achieve this goal.

         In connection with the development of new products and flavors, Hansen contracts with independent suppliers who bear a large portion of the expense of product development, thereby enabling Hansen to develop new products and flavors at a relatively low cost. Hansen has historically developed and successfully introduced new products and flavors and packaging for its products and currently anticipates developing and introducing new products and flavors for its existing beverages.

Competition

         The Company's functional energy drink competes directly with Red Bull, Hype, XTC and many other brands and its other functional drinks compete directly with Elix, Lipovitan, Sobe Essentials and other brands. The functional beverage category is in its infancy and increased competition is anticipated within a relatively short period of time. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, have recently added or are in the process of adding vitamins, herbs and/or nutrients to their products with a view to marketing their products as functional beverages or as having functional benefits. However, many of those products are believed to contain low levels of supplements and principally deliver refreshment. In addition, many of the competitive products are positioned differently to those of the Company.

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

         For its natural sodas, smoothies, carbonated functional drinks and Signature sodas as well as other products, Hansen competes not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. The Company's products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally known producers such as The Coca Cola Company, PepsiCo, Inc., Dr. Pepper/Seven-Up Companies, Inc., Cadbury Schweppes, The Quaker Oats Company, Triarc Group of Companies (which includes the RC Soda, Snapple, Mistic and Stewards brands) and Nestle Beverage Company. More specifically, the Company's products compete with other alternative beverages, including new age beverages, such as Snapple, Mistic, Arizona, Clearly Canadian, Sobe, Everfresh, Nantucket Nectar, Mistic Rain Forest Nectar, Very Fine, Calistoga, Blue Sky, Red Bull and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca Cola Company and PepsiCo, Inc. have introduced products in that market segment which compete directly with the Company's products such as Nestea, Fruitopia, Lipton and Ocean Spray. The Company's products also compete with private label brands such as those carried by chain and club stores. Important factors affecting Hansen's ability to compete successfully include taste and flavor of products, trade and consumer promotion, rapid and effective development of new, unique, cutting edge products, attractive and different packaging, brand and product advertising and pricing. Hansen must also compete for distributors who will concentrate on marketing the Company's products over those of Hansen's competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative and functional beverage categories could cause the Company's products to lose market share or experience price erosion which could have a material adverse effect on Hansen's business.

         Hansen's(R) fruit juice Smoothies compete with Kern's nectars in the western states and Libby's in the eastern states and Wipper Snapple, Mistic Rain Forest Nectar, and Nantucket Nectar nationally and also with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 10- to 18-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

         The Company's apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welsh's, Ocean Spray, Langers, Adams and Eve, Northland and also with other brands of apple juice and juice blends, especially store brands. The Company's Healthy Start(TM) line competes with Langer's, V8 Splash, Knudsen and other juice products. The Company's still water products compete directly with Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Aquafina, Dannon, and other brands of still water especially store brands.

Marketing

         Hansen's marketing strategy is to focus on consumers who seek beverages which are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in the Company's product lines (other than the Company's new functional energy and stamina(TM) drinks which do contain caffeine). This message is reinforced in the product packaging, the majority of which is currently undergoing extensive redesign. The regular wholesale price of Hansen's(R) Natural Sodas in cans is slightly higher than mainstream soft drinks such as Coca-Cola and Pepsi, although generally lower than the prices of the products of many competitors in the new age category. In its marketing, Hansen emphasizes its high quality "natural" image and the fact that its soda products contain no preservatives, sodium, caffeine or artificial coloring. The regular wholesale price of the Company's iced teas, lemonades and juice cocktails is slightly lower than competitive non-carbonated beverages marketed under the Snapple, Mistic, Lipton, Nestea, Fruitopia, Ocean Spray and Arizona brands. In its marketing, Hansen emphasizes its high quality natural image and the fact that its iced tea products are decaffeinated and lighter than those of many of its competitors. The regular wholesale prices of the Company's fruit juice Smoothie products are similar to those of Kern's nectars. Without abandoning its natural and healthy image, the Company launched a lightly carbonated energy drink in 8.2-ounce slim cans, containing two popular energy supplements, Ginseng and Taurine, to appeal to the young and active segment of the beverage market that desires an energy boost from its beverage selection. Hansen's(R) energy drink also contains Vitamins B2, B6, B12, Niacin, Vitamin C, Ginkgo Biloba, Guarana, Caffeine and Glucose. The Company has since launched four additional lightly carbonated functional drinks. The first, a stamina(TM) drink contains Coenzyme Q-10, L-Carnitine, Bee Pollen, Royal Jelly, Schizandra Berry and Vitamins B5, B6, B12, Niacin, Vitamin C, Guarana Berry and Caffeine; the second, a d-stress(TM) drink contains Kava Kava, St John's Wort, L-Tyrosine, Chamomile as well as Vitamins B5, B6, B12, Niacin and Vitamin C; the third, an antioox(TM) drink contains Grape Seed Extract, Selenium, Echinacea, Vitamins A, C and E as well as Vitamins B5, B6, B12 and Niacin; and the fourth, a power(TM) drink contains Creatine, Glutamine, Red Panax Ginseng as well as key B Vitamins. The vitamins, nutrients and herbs ("supplements") contained in each of the functional drinks are intended to provide specific but different functional benefits to the consumers of each of such products.

         To cater for consumers who regularly purchase juices in multi-serve sizes and would perceive the inclusion of supplements therein to be of added value, the Company launched its Healthy Start(TM) line of 100% juices in 1998. Although marketed in larger multi-serve packages that are appropriate for grocery chain stores, club stores, specialty chains and health food stores, the positioning of these products is similar to the Company's lightly carbonated functional drinks in 8.2-ounce slim cans. To distinguish these products from those of competitors, each label clearly indicates the function of the product in addition to listing the supplements contained therein.

         Hansen's sales and marketing strategy is to focus its primary efforts on developing brand awareness and trial through sampling both in stores and at events. Hansen intends to place increased emphasis on product sampling and participating in direct promotions. The Company proposes to continue to use its refrigerated truck extensively at events at which the Company's products, particularly its fruit juice smoothies and natural sodas, will be distributed to consumers for sampling. Hansen utilizes "push-pull" tactics to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for its products including advertising, price promotions, couponing, sampling and sponsorship of sporting events such as marathons, 10k runs, bicycle races, volleyball tournaments and other health- and sports-related activities and also participates in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and couponing are also used extensively to promote the Hansen's(R) brand.

         Management increased expenditures for its sales and marketing programs by approximately 37% in 1998 compared to 1997.

         The Company intends to support its planned expansion of distribution and sale of its Smoothie products in bottles, functional drinks in 8.2-ounce cans and Signature Sodas, through the in-store placement of point-of-sale materials, use of glide racks and a proprietary rolling rack for its functional drinks and by attending and sponsoring many sporting events and by developing local marketing programs in conjunction with its distributors in their respective markets. By enlisting its distributors as participants in its marketing and advertising programs, Hansen intends to create an environment conducive to the growth of both the Hansen's(R) brand and the businesses of its distributors.

         In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged. As of December 31, 1997, advertising and marketing credits totaled $265,000. Although such credits remain available for use by the Company through January 2002, management was unable to estimate their remaining net realizable value at December 31, 1997, and fully expensed such advertising and marketing credits.

         Management continues to believe that one of the keys to success in the beverage industry is differentiation, making Hansen's(R) products clearly distinctive from other beverages on the shelves of retailers. The Company reviews its products and packaging on an ongoing basis and, where practical, endeavors to make them different, better and unique. The Company recently redesigned the labels for Hansen's(R) juice products. In the case of Hansen's(R) Natural Soda products, an inexpensive redesign of the can graphics was implemented during 1997 as an interim measure. The graphics for Hansen's(R) Natural Soda and Smoothie products in cans are being completely redesigned in an endeavor to develop a new packaging system that will maximize visibility and identification of all Hansen's(R) brand products, wherever they may be placed in stores. It is anticipated that such redesign will be completed by May 1999.

Customers

         Retail and specialty chains, and club stores represented 72% of Hansen's sales in the year ended December 31, 1997 but only 59% in the year ended December 31, 1998, while the percentage of sales to full service distributors (primarily of Hansens(R) Smoothies in bottles and functional drinks in 8.2-ounce slim cans) increased from approximately 19% in the year ended December 31, 1997 to approximately 32% in the year ended December 31, 1998.

         Hansen's major customers in 1998 include Costco Wholesale, Trader Joes, Sam's Club, Lucky, Vons, Safeway, Ralph's, Wal-Mart and Albertson's. One customer accounted for approximately 27% of the Company's sales for the year ended December 31, 1998. A decision by this major customer to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

         The Company has one operating segment but manages its business by distribution channel through a warehouse and distributor function.

Seasonality

         Hansen normally experiences greater sales and profitability during its second and third fiscal quarters (April through September). The consumption of beverage products fluctuates in part due to temperature changes with the greatest consumption occurring during the warm months. During months where temperatures are abnormally warm or cold, consumption goes up or down accordingly. Similarly, consumption is affected in those regions where temperature and other weather conditions undergo dramatic changes with the seasons. Management anticipates that the sale of the Company's products may become increasingly subject to seasonal fluctuations as more sales occur outside of California in areas where weather conditions are intemperate. Sales of the Company's juice products are less affected by such factors. The Company believes that sales of its Healthy Start(TM) line and functional drinks will be less affected by such factors. However, as the Company has not had sufficient experience with such products, it is unable to predict the likely sales trend of such products with any degree of accuracy.

Trademark

         The Hansen's(R) trademark is crucial to the Company's business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's(R) trademark is owned by a trust (the "Trust") which was created by an agreement between Hansen and FJC's predecessor (the "Agreement of Trust"). The Trust has licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust has licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. Such license is, however, terminable if certain minimum royalty payments are not made to the Trust. A similar license agreement exists between the Trust and HBC with regard to non-beverage products. Royalty expenses incurred in respect of such non-carbonated beverages and water during 1998 amounted to $15,257. No royalties are payable on sodas, juices, lemonades, juice cocktails, fruit juice Smoothies, functional drinks, Healthy Start(TM) or Signature Soda lines. HBC, FJC's predecessor and the Trust have also entered into a Royalty Sharing Agreement pursuant to which royalties payable by third parties procured by FJC or its predecessor or HBC will initially be shared between the Trust and HBC and, after a specified amount of royalties have been received, will be shared equally between HBC and FJC. Under the terms of the Agreement of Trust, FJC will receive royalty income paid to the Trust in excess of Trust expenses and a reserve therefor. Management believes that such royalty payments as a percentage of sales are comparatively low. FJC's predecessor applied to register the trademark Hansen's Smoothie(TM), and agreed to assign its rights thereto to the Trust. However, FJC's predecessor failed to prosecute such application or assignment and the Trust is considering whether or not to proceed with an application to register such trademark. The Company's right to use such trademark is coextensive with its right to use the Hansen's(R) trademark.

         The Company has applied to register a number of trademarks including, but not limited to, antioox(TM), d-stress(TM), stamina(TM), THE REAL DEAL(TM), It's Just Good(TM), Juice Blast(TM), and Aqua Blast(TM), ANTIOXoJUICE(TM), INTELLIoJUICE(TM), IMMUNEoJUICE(TM), Defense(TM), bothin(TM), and Powerpack(TM).

         The Company owns in its own right the trademarks, LIQUIDFRUIT(R), Imported from Nature(R), California's Natural Choice(R), California's Choice(R) and Equator(R).

Government Regulation

         The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (the "FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers including, without limitation, statements concerning product ingredients.

Employees

         As of March 1, 1999, Hansen employed a total of 68 employees, 63 of whom are employed on a full-time basis. Of Hansen's 68 employees, 27 are employed in administrative and quality control capacities and 41 are employed in sales and marketing capacities.

Compliance with Environmental Laws

         The operation of Hansen's business is not materially affected by compliance with federal, state or local environmental laws and regulations. In California, Hansen is required to collect deposits from its customers and to remit such deposits to the State of California Department of Conservation based upon the number of cans and bottles of its carbonated products sold. In certain other states and Canada where Hansens(R) products are sold, the Company is also required to collect deposits from its customers and to remit such deposits to the respective conservation agencies based upon the number of cans and bottles of certain products sold.

ITEM 2.  PROPERTIES

         Hansen's corporate offices and warehouse are located in a single building at 2380 Railroad Street, Suite 101, Corona, California 91720. This facility is leased by HBC for a period of eighty-nine (89) months commencing from September 19, 1997. The gross area of the facility is approximately 66,700 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         The second stage of the trial in HBC's action against ERLY Industries, Inc. ("ERLY") in the Superior Court for the State of California, was held in July 1997 for the sole purpose of determining the amount of HBC's damages, if any, resulting from ERLY's breach of certain rights of first refusal provisions contained in HBC's subordinated secured promissory note in the principal amount of $4 million in favor of ERLY. In November 1997, the court held that HBC had not suffered any damages as a result of ERLY's breach of the note. HBC has filed an appeal against that judgment. A motion was made by ERLY for the costs of such action to be awarded in its favor, which was dismissed by the court. ERLY has filed a cross appeal on that issue. The full amount due under the note to ERLY was paid in November 1997 with the proceeds of a term loan obtained by the Company from Comerica Bank - California. During 1998, ERLY filed for bankruptcy and the appeal was consequently stayed by law. The Company has filed a claim against ERLY but has received no response from the trustee and is consequently unaware whether the trustee intends to accept the claim or pursue the appeal. The ultimate outcome of this matter cannot presently be predicted.

         Towards the end of 1998, the Company together with the trustee of the Hansen Trust commenced arbitration proceedings against FJC, the former trustees of the Trust and a company called Hansen Juice Creations, LLC, ("Creations") in which the Company and the trustee claim (i) that certain acts of the former trustees of the Trust constitute breach of trust; (ii) a certain agreement purportedly entered into between the former trustees of the Trust and Creations, is, in whole or in part, void or terminable by the Trust; and (iii) certain acts of Creations constitute infringement of the Hansen's trademark and certain acts of FJC constitute contributory infringement of the Hansen's trademarks. The Company and the trustee seek damages and injunctive relief against FJC and Creations. It is expected that such proceedings will be completed before the end of 1999. The Company does not believe that the outcome of such proceedings will materially affect the Company.

         Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the properties is subject, other than ordinary routine litigation incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on June 19, 1998. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

                                                                Votes For

                   Rodney C. Sacks                              7,508,862
                   Hilton H. Schlosberg                         7,512,349
                   Benjamin M. Polk                             7,512,349
                   Norman C. Epstein                            7,512,349
                   Harold C. Taber, Jr.                         7,512,349
                   Mark S. Vidergauz                            7,512,349

         In addition, at the meeting the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1998, by a vote of 7,491,314 for, 1,585 against and 24,285 abstaining.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

Principal Market

         The Company's common stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the Nasdaq Small-Cap Market under the symbol "HANS". As of March 1, 1999, there were 9,923,414 shares of the Company's common stock outstanding held by approximately 681 holders of record.

Stock Price and Dividend Information

         The following table sets forth high and low bid closing quotations for the common stock, on a quarterly basis from January 1, 1996 to December 31, 1998:

                                                     Common Stock
                                        ----------------------------------------
                                           High Bid                     Low Bid
                                        ------------                  ----------
Year Ended December 31, 1998


First Quarter                           $  2  9/16                    $  1 15/32

Second Quarter                          $  4   3/4                    $  2  3/8

Third Quarter                           $  6 13/16                    $  3  3/4

Fourth Quarter                          $  6 17/32                    $  2 15/16

Year Ended December 31, 1997

                                        $  1   3/8                    $  1
First Quarter
                                        $  1  7/16                    $    31/32
Second Quarter
                                        $  1 15/16                    $  1  3/8
Third Quarter
                                        $  2 11/16                    $  1  9/16
Fourth Quarter

Year Ended December 31, 1996

                                        $    31/32                    $     5/8
First Quarter
                                        $  2 11/16                    $     5/8
Second Quarter
                                        $  2   1/2                    $  1  5/8
Third Quarter
                                        $  2  5/16                    $  1 1/16
Fourth Quarter


         The quotations for the Company's common stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and, bid quotations, may not necessarily represent actual transactions and "real time" sale prices. The source of the bid information is the Nasdaq Stock Market, Inc.

         Hansen has not paid dividends to its stockholders since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The consolidated statement of operations data set forth below with respect to each of the years ended December 31, 1994 through 1998 and the balance sheet data as of December 31, for the dates indicated, are derived from the consolidated financial statements audited by Deloitte and Touche LLP, independent certified public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this and in the 1996 and 1997 Forms 10-K and in the 1994 and 1995 Forms 10-KSB.

(in thousands, except per
share information)
                         1998      1997        1996       1995      1994
------------------    ---------  ---------- ---------- ---------- ----------

Net sales              $53,866     $43,057    $35,565    $33,991   $28,816

Net income (loss)      $ 3,563     $ 1,250    $   357    $(1,350)  $(1,407)

Net income (loss)
per common share
  Basic                  $0.38       $0.14      $0.04     $(0.15)   $(0.15)
  Diluted                $0.34       $0.13      $0.04


Total assets           $21,927     $16,933    $16,109     $17,521   $17,654

Long-term debt         $ 1,335     $ 3,408        -       $ 4,032   $ 3,971


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         During 1998 the Company continued to make progress towards achieving its goal of expanding both the Hansen's(R) brand product range and distribution of such products into new markets outside of California. Sales of the Company's four carbonated functional drinks continued to exhibit strength and good repeat purchase by consumers. During the year, the Company introduced power(TM), it's newest functional drink in an 8.2-ounce slim can and the new Healthy Start(TM) juice line, consisting of VITAMAXoJUICE, ANTIOXoJUICE(TM), IMMUNEoJUICE(TM) and INTELLIoJUICE(TM). power(TM) is a black cherry flavored drink that contains Creatine, Glutamine and Red Panax Ginseng as well as key B Vitamins. The Healthy Start(TM) line was originally launched in 46-ounce P.E.T. multiserve packs and was extended to a 64-ounce size for the full line during the fourth quarter of 1998, following testing of DYNAoJUICE(TM) in that size package. Also during the fourth quarter, DYNAoJUICE(TM) was renamed VITAMAXoJUICE.

         The Company introduced its new line of premium Hansen's(R) Signature Sodas in January 1999 and plans to introduce its new line of premium functional Smoothies along with additional functional drinks in 8.2-ounce slim cans later in 1999. Other new product development includes a new line of premium functional iced teas in proprietary glass bottles later in 1999. Following enthusiastic response from distributors to the Healthy Start(TM) line, the Company plans to introduce the Healthy Start(TM) line in single-serve glass bottles for the down the street market during 1999 as well. The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

         The increase in net sales and profitability in the fourth quarter of 1998 and for the year ended December 31, 1998, was primarily attributable to increased sales of the Company's functional drinks in 8.2-ounce slim cans and, to a lesser extent, the Company's Healthy Start(TM) line and apple juice blends.

         Net sales of iced teas, lemonades and juice cocktails were slightly higher in 1998 than in 1997 primarily due to increased sales to club stores.

         Net sales of Smoothie products were about the same in 1998 as in 1997. Sales to distributors of Smoothies in glass bottles were slightly higher while sales of Smoothies in cans to club stores and grocery chain stores were slightly lower in 1998 than in 1997.

         Net sales of natural sodas were slightly lower in 1998 than in 1997. Management believes that the lower sales and gross profits from soda was primarily attributable to decreased sales to retail stores and distributors due to aggressive retail pricing and promotions of main stream sodas and decreased sales to club stores. In 1997, a bonus 6-pack program was successfully introduced in club stores and was repeated in 1998. However, such program did not achieve the same level of success and consequently, the increase in sales that was achieved in 1997 was not repeated in 1998.

         Net sales of apple juice were lower in 1998 than in 1997. Such decrease was primarily attributable to aggressive pricing promotions undertaken by competitors of the Company.

         The Company decided to discontinue offering its Equator(R) brand of ready to drink iced teas, lemonades and juice cocktails in 20-ounce blue cobalt glass bottles and in their place offered a green tea under the Equator brand in 20-ounce blue cobalt glass bottles to select customers. Subsequently, the Company substituted the Hansen's brand name for the Equator brand name on such green tea products. The Company is at the present time expanding its green tea line with three new specialty teas and will offer that line, in a proprietary 20-ounce glass bottle that is presently being designed for the Company, to select customers in 1999.

         The mix of products sold by the Company continued to change in 1998 with an increased percentage of sales being attributable to the Company's functional drinks in 8.2-ounce slim cans and to the new Healthy Start(TM) and juice blends product lines. The change in product mix together with cost reductions achieved resulted in an increase in the gross profit margin as a percentage of net sales to 49.3 % for the year ended December 31, 1998 as compared to 41.4% for year ended December 31, 1997.

         During 1998, sales outside of California represented 34% of the aggregate sales of the Company as compared to approximately 24% of the aggregate sales of the Company in 1997. Sales to distributors outside the United States from the United States during 1998 amounted to $500,000 compared to $854,000.

         During 1998, the Company entered into several new distribution agreements for the sale of its products both within and outside the United States. As discussed under "ITEM 1. BUSINESS -Manufacture, Production and Distribution", it is anticipated that the Company will continue building its national sales organization in 1999 to support and grow the sales of its products.

         In 1998 the Company benefited from cost reductions achieved in the procurement of certain concentrates, juices, flavors and packaging materials, the co-packing of its sodas as well as the re-packing of certain of its products. In 1998 cost savings were also realized from the relocation of the Company's warehouse and corporate offices to the Corona facility. The Company continues to take steps to reduce costs, particularly the cost of its soda and non-carbonated and Smoothie product lines.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997.

         Net Sales. For the year ended December 31, 1998, net sales were approximately $53.9 million, an increase of $10.8 million or 25.1% over the $43.1 million net sales for the year ended December 31, 1997. The increase in net sales was primarily attributable to increased sales of the Company's energy functional drink and sales of the Company's three additional functional drinks in 8.2-ounce slim cans introduced in the first quarter of 1998. The increase in sales of functional drinks was attributable in part to the fact that the Company launched its energy functional drink in April 1997 and also that during 1997, the Company did not have any sales of its three additional functional drinks which were introduced in the first quarter of 1998. A portion of the sales of functional drinks during 1998 were attributable to opening orders from distributors prior to their launching such products in their respective territories. Consequently, sales of functional drinks during 1998 may not be indicative of sales that will be achieved from those products in subsequent periods. The increase in net sales was also, to a lesser extent, attributable to the Company's Healthy Start(TM) line and apple juice blends which were also launched in 1998, and increased sales of Smoothies in bottles, iced teas, lemonades and juice cocktails. The increase in net sales was partially offset by decreased sales of soda, Smoothies in cans, and the discontinuance of Equator(R) and other marginal products. The decrease in sales of Smoothies in cans was primarily attributable to a large introductory order received during the third quarter of 1997, which was not repeated in 1998 and also to the fact that only a portion of the stores of the customer concerned continue to stock those products.

         Gross Profit. Gross profit was $26.5 million for the year ended December 31, 1998, an increase of $8.7 million or 48.8% over the $17.8 million gross profit for the year ended December 31, 1997. Gross profit as a percentage of net sales increased to 49.3% for the year ended December 31, 1998 from 41.4% for the year ended December 31, 1997. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved in certain raw materials and packaging. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $20.6 million for the year ended December 31, 1998, an increase of $4.6 million or 29.0% higher than total operating expenses of $16.0 million for the year ended December 31, 1997. Total operating expenses as a percentage of net sales increased to 38.2% for the year ended December 31, 1998, from 37.0% for the year ended December 31, 1997. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses incurred as a result of the Company's increased sales volume which was partially offset by decreased other expenses.

         Selling, general and administrative expenses were $20.2 million for the year ended December 31, 1998, an increase of $4.7 million or 30.8% higher than selling, general and administrative expenses of $15.5 million for the year ended December 31, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 37.5% for the year ended December 31, 1998 from 35.9% for the year ended December 31, 1997. Selling expenses were $14.1 million for the year ended December 31, 1998, an increase of $3.6 million or 33.9% higher than selling expenses of $10.5 million for the year ended December 31, 1997. Selling expenses as a percentage of net sales increased to 26.2% for the year ended December 31, 1998 from 24.4% for the year ended December 31, 1997. The increase in selling expenses was primarily attributable to increased costs of promotional allowances and materials primarily to support the expansion of distribution into new markets and to support the placement and sales of the Company's functional drinks in 8.2-ounce slim cans and Smoothies in bottles and, to a lesser extent, increased distribution costs. General and administrative expenses were $6.1 million for the year ended December 31, 1998, an increase of $1.2 million or 24.2% higher than general and administrative expenses of $4.9 million for the year ended December 31, 1997. General and administrative expense as a percent of net sales was 11.4% both for the years ended December 31, 1998 and 1997, respectively. The increase in general and administrative expenses was primarily attributable to increased payroll costs and certain other expenses incurred in connection with the Company's product development and expansion activities into additional states.

         Amortization of trademark license and trademarks was $296,000 for the year ended December 31, 1998, a decrease of $4,000 from amortization of trademark license and trademarks of $301,000 for the year ended December 31, 1997.

         Other expenses were $60,000 for the year ended December 31, 1998, a decrease of $139,000 or 69.8% below other expenses of $199,000 for the year ended December 31, 1997. This decrease was primarily attributable to the expiration of certain consulting agreements in 1997 which were entered into in connection with the purchase of the Hansen Business. This decrease was partially offset by a new consulting agreement entered into in 1997 with the former president of HBC.

         Operating Income. Operating income was $6.0 million for the year ended December 31, 1998, compared to $1.9 million for the year ended December 31, 1997. The $4.1 million increase in operating income was primarily attributable to increased gross profits which was partially offset by increased operating expenses.

         Net Nonoperating Expense. Net nonoperating expense was $330,000 for the year ended December 31, 1998, which was $262,000 lower than net nonoperating expense of $592,000 for the year ended December 31, 1997. Net nonoperating expense consists of interest and financing expense, interest income and other expense. Interest and financing expense for the year ended December 31, 1998 was $387,000 as compared to $525,000 for the year ended December 31, 1997. The decrease in interest and financing expense was attributable to lower financing fees; less interest incurred on the term loan (refer to "Liquidity and Capital Resources" below); and lower average short-term borrowings during the year ended December 31, 1998 than during 1997. Interest income for the year ended December 31, 1998 was $72,000 as compared to interest income of $3,000 for the year ended December 31, 1997. The increase in interest income was primarily attributable to interest earned on excess cash invested. Other expense of $15,000 for 1998 consists of certain expenses incurred in connection with the discontinuance of operations in the United Kingdom. Other expense for 1997 consisted of a $70,000 loss incurred on the disposal of certain assets, arising primarily from the closure of the route distribution system

         Provision for income taxes. Provision for income taxes for the year ended December 31,1998 was $2.1 million as compared to provision for income taxes of $40,200 for the year ended December 31, 1997. The increase in provision for income taxes was primarily attributable to increased operating income, and to a lesser extent, decreased net nonoperating expense and a reduction in the valuation allowance attributable to prior years net operating losses.

         Net Income. Net income was $3.6 million for the year ended December 31, 1998, compared to $1.3 million for the year ended December 31, 1997. The $2.3 million increase in net income was attributable to increased operating income of $4.1 million and decreased nonoperating expense of $262,000 which was offset by increased provision for income taxes of $2.0 million.

Results of Operations for the Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996.

         Net Sales. For the year ended December 31, 1997, net sales were approximately $43.1 million, an increase of $7.5 million or 21.1% over the $35.6 million net sales for the year ended December 31, 1996. The increase in net sales was primarily attributable to increased sales of Hansen's(R) fruit juice Smoothies in cans and bottles, increased sales of Hansen's(R) apple juice, and sales of Hansen's(R) energy drink, which was introduced during April 1997. The increase in net sales was partially offset by decreased sales of soda and Equator(R). Sales of iced teas, lemonades and juice cocktails were about the same as in the comparable period in 1996.

         Gross Profit. Gross profit was $17.8 million for the year ended December 31, 1997, an increase of $3.9 million or 28.4% over the $13.9 million gross profit for the year ended December 31, 1996. Gross profit as a percentage of net sales increased to 41.4% for the year ended December 31, 1997 from 39.1% for the year ended December 31, 1996. The increase in gross profit was primarily attributable to increased net sales as well as cost reductions achieved for certain raw materials and packaging. The increase in gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $16.0 million for the year ended December 31, 1997, an increase of $2.8 million or 20.7% higher than total operating expenses of $13.2 million for the year ended December 31, 1996. Total operating expenses as a percentage of net sales decreased to 37.0% for the year ended December 31, 1997, from 37.2% for the year ended December 31, 1996. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreased amortization of trademark license and trademarks and other expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to increased net sales and the comparatively smaller increase in operating expenses from the comparable period in 1996.

         Selling, general and administrative expenses were $15.5 million for the year ended December 31, 1997, an increase of $3.0 million or 23.4% higher than selling, general and administrative expenses of $12.5 million for the year ended December 31, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 35.9% for the year ended December 31, 1997 from 35.2% for the year ended December 31, 1996. Selling expenses were $10.5 million for the year ended December 31, 1997, an increase of $2.5 million or 30.8% higher than selling expenses of $8.0 million for the year ended December 31, 1996. Selling expenses as a percentage of net sales increased to 24.4% for the year ended December 31, 1997 from 22.6% for the year ended December 31, 1996. The increase in selling expenses was primarily attributable to increased advertising and costs of promotional materials primarily to support the expansion of distribution and sales of Smoothie bottles and the launch of the Company's new energy drink; increased distribution costs; and, partially attributable to the establishment of a reserve in the Company's financial statements against the advertising and marketing credits more fully described under "ITEM 1. BUSINESS - Marketing", above. General and administrative expenses were $4.9 million for the year ended December 31, 1997, an increase of $449,000 or 10.0% higher than general and administrative expenses of $4.5 million for the year ended December 31, 1996. General and administrative expenses as a percentage of net sales decreased to 11.4% for the year ended December 31, 1997 from 12.6% for the year ended December 31, 1996. The increase in general and administrative expenses was primarily attributable to increased payroll costs in connection with the Company's expansion activities into additional states.

         Amortization of trademark license and trademarks was approximately $301,000 for the year ended December 31, 1997, a decrease of $96,000 from the $397,000 for the year ended December 31, 1996. This decrease is attributable to the change in the amortization period from 25 years to 40 years as more fully described in Note 1 in the Company's consolidated financial statements.

         Other expenses were $199,000 for the year ended December 31, 1997, a decrease of $97,000 or 32.8% below other expenses of $296,000 for the year ended December 31, 1996. This decrease was primarily attributable to the expiration of certain consulting agreements in 1997 which were entered into in connection with the purchase of the Hansen Business. This decrease was partially offset by a new consulting agreement entered into in 1997 with the former president of HBC.

         Operating Income. Operating income was $1.9 million for the year ended December 31, 1997, compared to $677,000 for the year ended December 31, 1996. The increase in operating income was primarily attributable to increased gross profit which was partially offset by increased operating expenses.

         Net Nonoperating Expense. Net nonoperating expense was $592,000 for the year ended December 31, 1997, which was $274,000 higher than net nonoperating expense of $317,000 for the year ended December 31, 1996. Net nonoperating expense for the year ended December 31, 1997 consists of interest and financing expense, interest income and other expense. Net nonoperating expense for the year ended December 31, 1996 consists of interest and financing expense, interest income and other income. Interest and financing expense for the year ended December 31, 1997 was $525,000 compared to $586,000 for the year ended December 31, 1996. The decrease in interest and financing expense was attributable to decreased amortization of certain capitalized financing costs incurred in connection with the securing of HBC's previous revolving line of credit, which were fully amortized by the third quarter of 1996; and lower average short-term borrowings during the year ended December 31, 1997 than during 1996. Interest income for the year ended December 31, 1997 was $4,000 as compared to interest income of $9,000 for the year ended December 31, 1996. Other expense for 1997 consists of a $70,000 loss on the disposal of certain assets, arising primarily from the closure of the route distribution system. Other income for 1996 consisted of $259,000 of income from the recovery under the Hawaiian Water Partners note described in Note 11 in the Company's consolidated financial statements.

         Provision for income taxes. Provision for income taxes for the year ended December 31,1997 was $40,200 as compared to provision for income taxes of $2,400 for the year ended December 31, 1996. The increase in provision for income taxes was primarily attributable to increased state franchise taxes.

         Net Income. Net income was $1.3 million for the year ended December 31, 1997, compared to $357,000 for the year ended December 31, 1996. The $893,000 increase in net income was attributable to increased operating income of $1.2 million which was offset by increased nonoperating expense of $274,000 and increased provision for income taxes of $38,000.

Liquidity and Capital Resources

         As of December 31, 1998, the Company had working capital of $4,997,000 compared to working capital of $2,503,000 as of December 31, 1997. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, and compensation expense related to the issuance of stock options. The increase in working capital was partially offset by the reclassification of portion of long-term debt to current portion of long-term debt and, to a lesser extent, by purchases of property and equipment, increases in trademark license and trademarks, and principal repayments made on long-term debt.

         In 1997, a credit facility was granted to the Company by Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3 million in aggregate at any time outstanding and a term loan of $4 million. The utilization of the revolving line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademark license and trademarks, and certain equipment. The Company entered into a modification agreement with Comerica as of December 1, 1998 which provides for the original revolving line of credit agreement to be and remain in full force and effect until May 1, 2000 and for the rate of interest payable by the Company on advances under the revolving line of credit to be reduced from 1% above the banks base (prime) rate to 2 1/2% over the bank's Libor rate or 1/4 of 1 percent above the banks base (prime) rate, at the option of the Company. During the year ended December 31, 1998, no amounts were borrowed under the revolving line of credit and as of December 31, 1998, no amounts were outstanding under the revolving line of credit. HBC anticipates that the revolving line of credit will be renewed when it expires on May 1, 2000. However, there can be no assurance that it will, in fact, be renewed, or if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

         The initial use of proceeds under the term loan was to the principal balance due by the Company under the Note (refer to "ITEM 3. LEGAL PROCEEDINGS"). As of December 31, 1998, $3,399,996 was outstanding under the term loan. The term loan is repayable over a period of 60 months from November 1997.

         During 1998, a portion of the Company's cash reserves were used for working capital including the acquisition of increased inventories, increases in accounts receivable, and the acquisition of property and equipment and to reduce long-term debt. The acquisition of increased inventories and increases in accounts receivables, acquisition of property and equipment and repayment of the Company's term loan, as well as HBC's acquisition and development plans are, and for the foreseeable future, are expected to remain HBC's principle recurring use of cash and working capital funds.

         Net cash used in investing activities for the year ended December 31, 1998 was $515,000 as compared to net cash provided by investment activities of $21,000 in 1997. The increase in net cash used in investing activities was primarily attributable to purchases of property and equipment (including vans and promotional vehicles) to support the Company's expansion and development plans, and, to a lesser extent, to increases in trademark license and trademarks. Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of property and equipment, particularly, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansens(R) brand as well as the introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

         The term loan contains quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and maintain certain levels of net worth. The term loan also contains certain nonfinancial covenants. At both December 31, 1998 and 1997, respectively, the Company was in compliance with all covenants.

         Net cash used in financing activities decreased to $445,000 for the year ended December 31, 1998 from $1,004,000 in 1997. The decrease in net cash used in financing activities was attributable to the fact that during the twelve months ended December 31, 1997, principal payments of $893,000 were made in reduction of HBC's revolving line of credit as compared to no payments made on such line in 1998. The decrease in net cash used in financing activities was partially offset by principal payments made on long-term debt of $521,000 in the year ended December 31, 1998 as compared to principal payments made on long-term debt of $136,000 in 1997 and also by $76,000 received by the Company from the issuance of common stock as compared to $11,000 received in 1997.

         Management believes that cash available from operations, including cash resources and its revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, repayments under the term loan during 1999, as well as any purchases of capital assets or equipment through December 31,1999.

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

         The Company's Year 2000 compliance efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve, as new information becomes available. While the Company anticipates no major interruption of its business activities, this will be dependent in part, upon the ability of third parties to be Year 2000 compliant. Although the Company has implemented the actions described below to address third party issues, it has no direct ability to influence compliance actions by such third parties or to verify their representations that they are Year 2000 compliant. The Company's most significant potential risk is the temporary inability of certain key suppliers to supply raw materials and/or key co-packers to pack some of the Company's products in certain locations and/or certain of the Company's major customers to order and pay on a timely basis, should their systems not be Year 2000 compliant by January 1, 2000.

         The Company is in the process of investigating its information technology ("IT") systems as well as its non-information technology ("NIT") systems. Based upon such investigation, the Company believes that the majority of its IT and NIT systems are Year 2000 compliant. However, certain systems such as the communication and voice mail system still require remediation. To date, the expenses incurred by the Company in order to become Year 2000 compliant, including computer software costs, have been approximately $75,000 and the current estimated cost to complete remediation is expected not to exceed $50,000. Such costs, other than software, have been and will continue to be expensed as incurred. Remediation and testing activities are well underway with approximately 80% of the Company's systems already compliant. The Company currently estimates that it will complete the required remediation, including testing, of all of its IT and NIT systems, by the end of the third quarter of 1999.

         An assessment of Year 2000 compliance issues by third parties with whom the Company has relationships, such as critically important suppliers, co-packers, customers, banking institutions, payroll processors and others is ongoing. The Company has inquired and continues to inquire of such third parties as to their readiness with respect to Year 2000 compliance issues and has to date received indications from certain of them that their systems are compliant or in the process of remediation. The Company will continue to monitor these third parties to determine the possible impact of their non-compliance or otherwise on the business of the Company and the actions the Company can take, if any, in the event of non-compliance by any of these third parties. The Company believes there are multiple vendors of many of the goods and services it receives from its suppliers and thus Year 2000 compliance issue risks with respect to any particular supplier is mitigated by this factor. However, certain flavors and ingredients used by the Company are unique to certain suppliers and the Company does not have and may not be able to secure alternative suppliers therefor or alternatively, alternative suppliers that are able to supply flavors or ingredients of the same or similar quality and/or with the same and similar taste. The Company also is dependent on customers for sales and for cashflow. Interruptions in customers' operations due to Year 2000 issues could result in decreased revenue, increased inventory and cash flow reductions.

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

         The Company's plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events. Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved and therefore, actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the ability to identify and correct all relevant computer codes and imbedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.

European Monetary Union

         Within Europe, The European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency s in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

         On January 1, 1999,  the  participating  countries  adopted the euro as their local currency, initially available for currency trading on currency exchanges and noncash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be used for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

         The Company's transactions are recorded in U.S. Dollars and the Company does not currently anticipate future transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, the Company does not believe that the euro will have a material effect on the financial position, results of operations or cash flows of the Company. In addition, the Company has not incurred and does not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect the Company's business, financial condition or results of operations.

         The Company has not experienced any significant operational disruptions to date and does not currently expect the continued implementation of the euro to cause any significant operational disruptions.

New Accounting Pronouncements

         The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" for the year ended December 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income may include, among other items, foreign currency translation adjustments, compensation expense related to issuance of nonqualified stock options, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In accordance with SFAS No. 131, the Company has determined that it has only one operating segment but manages its business by distribution channel through a warehouse and distributor function. The percentages of the Company's sales represented by each of those functions over the past three years is set out in Note 12 in the Company's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2000.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

-Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
-Changes in consumer preferences;
-Changes in demand that are weather related, particular in areas outside of
 California;
-Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
-The introduction of new products;
-Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement
 Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration;
-Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
-The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
-The Company's ability to penetrate new markets;
-The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
-Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
-The terms and/or availability of the Company's credit facilities and the actions of it's creditors;
-The effectiveness of the Company's advertising,marketing and promotional programs;
-Adverse weather conditions, which could reduce demand for the Company's products;
-The Company's customers', co-packers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address Year 2000 issues; and
-The Company's project plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events. Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the inability to identify and correct all relevant computer codes and imbedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.

The foregoing list of important factors is not exhaustive.

Sales

         The table set forth below discloses selected quarterly data regarding sales for the past five years. Data from any one or more quarters are not necessarily indicative of annual results or continuing trends.

         Sales are expressed in actual cases and case equivalents. A case equivalent is equal to the amount of soda concentrate sold that will yield twenty-four 12-ounce (354 ml) cans measured by volume. Actual cases of soda equal twenty-four 12-ounce (354 ml) cans or 11-ounce (325 ml) bottles or twelve 23-ounce (680 ml) bottles or twenty-four 14-ounce (414 ml) bottles measured by volume. A case of apple juice equals twelve 32-ounce bottles, six 64-ounce glass bottles, eight 64-ounce P.E.T. bottles, four 128-ounce P.E.T. bottles or the equivalent volume. A case of non-carbonated iced teas, lemonades and juice cocktails equals twenty-four 16-ounce (473 ml) or twenty-four 20-ounce (591 ml) bottles measured by volume. A case of still water equals twenty-four 0.5-liter, twelve 1.0-liter and twelve 1.5-liter plastic bottles measured by volume. A case of fruit juice Smoothies equals twenty-four 11.5-ounce (354 ml) cans or twenty-four 16-ounce (473 ml) or 13.5-ounce (400 ml) bottles measured by volume. A case of functional drinks equals twenty-four 8.2-ounce (243 ml) cans measured by volume.

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


Case Sales (in Thousands)

                        1998      1997        1996        1995       1994
                      ---------  --------   ---------  ---------   --------
     Quarter 1           1,237       861         940        834        953
     Quarter 2           1,566     1,383       1,340      1,282      1,270
     Quart               1,845     1,648       1,341      1,580      1,210
     Quarter 4           1,241     1,234         876        902        860
                      =========  =========  =========  =========  =========
     Totals              5,889     5,126       4,497      4,598      4,293
                      =========  =========  =========  =========  =========

Sales Revenues (in Thousands)

                         1998        1997     1996       1995       1994
                      ---------  ---------  ---------  ---------  ---------
     Quarter 1         $11,265    $ 7,120    $ 7,365    $ 5,434     $6,050
     Quarter 2          13,950     11,496     10,394      9,560      8,749
     Quarter 3          16,589     13,439     10,817     12,109      8,328
     Quarter 4          12,062     11,002      6,989      6,888      5,689
                      =========  =========  =========  =========  =========
     Totals            $53,866    $43,057    $35,565    $33,991    $28,816
                      =========  =========  =========  =========  =========


Inflation

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be furnished in response to this item is submitted hereinafter following the signature page hereto at pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

         Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is presently anticipated that the next annual meeting of stockholders will be held in June 1999.

         Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

     Rodney C. Sacks (49) - Chairman, Chief Executive Officer and director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present. Mr. Sacks resigned from his position as Chief Financial Officer of the Company in July 1996, which office was assumed by Mr. Schlosberg.

         Hilton H. Schlosberg (46) - Vice Chairman, President, Chief Operating Officer, Chief Financial Officer, Secretary, and a director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Member of the Audit Committee of the Board of Directors of the Company since September 1997. Vice Chairman, Secretary and a director of HBC from July 1992 to the present. In July 1996, Mr. Schlosberg assumed the office of Chief Financial Officer, which was previously held by Mr. Sacks. Director and/or Deputy Chairman of AAF Industries PLC, a United Kingdom publicly quoted industrial group, from June 1990 until April 1995.

         Benjamin M. Polk (48) - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Member of the Audit Committee of the Board of Directors of the Company since September 1997. Member of the Compensation Committee of the Board of Directors of the Company from April 1991 until September 1997. Partner with Whitman Breed Abbott & Morgan LLP (New York, New York) where Mr. Polk has practiced law with that firm and its predecessor, Whitman & Ransom, from August 1976 to the present. 1

         Norman C. Epstein (58) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998. Managing Director of Cheval Acceptances, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

         Harold C. Taber, Jr. (59) - Director of the Company since July 1992. Consultant to the Company from July 1, 1997 to the present. Consultant to The Joseph Company from September 1997 to the present. President and Chief Executive Officer and a director of HBC from July 1992 to June 1997. On June 30, 1997, Mr. Taber resigned from his employment as well as director, President and Chief Executive Officer of HBC. In addition, effective June 30, 1997, Mr. Taber resigned as a member of the Executive Committee on which he served since October 1992.

         Mark S. Vidergauz (45) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998. Managing director and head of the Los Angeles office of ING Baring Furman Selz LLC, a diversified financial services institution headquartered in the Netherlands. Prior to joining ING Baring Furman Selz LLC in April 1995, Mr. Vidergauz was a managing director at Wedbush Morgan Securities, an investment banking firm in Los Angeles, from 1991 to 1995. Prior to joining Wedbush, Mr. Vidergauz was a corporate finance attorney in the Los Angeles office of O'Melveny & Meyers.

1Mr. Polk and his law firm, Whitman Breed Abbott & Morgan LLP, serve as counsel to the Company.


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


         To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 1998, all Section 16(a) filing requirements applicable to the Company's
officers,   directors  and  greater  than  ten  percent   stockholders  were  in
compliance.

ITEM 11.          EXECUTIVE COMPENSATION

         The following tables set forth certain information regarding the total remuneration earned and grants of options/SARs made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 1998. These amounts reflect total cash compensation earned by the Company and its subsidiaries to these individuals during the fiscal years December 31, 1996 through 1998.

                           SUMMARY COMPENSATION TABLE

---------------------------------------- ---------------------------------------------- --------------
                                                      Annual Compensation(1)              Long Term
                                                                                        Compensation(4)
                                         ---------------------------------------------- --------------
                                                                                        Awards (5)
---------------------------------------- ---------------------------------------------- --------------
                                                                           Other        Securities
                                                                          Annual        underlying
Name and Principal                          Salary        Bonus(2)     Compensation(3)      Options/SARs
Positions                       Year          ($)           ($)            ($)              (#)
---------------------------- ----------- -------------- ------------ ----------------   --------------
Rodney C. Sacks                 1998           160,000       34,000           5,806        75,000
Chairman, CEO                   1997           160,000                       12,302
and Director                    1996           135,000                       10,293
---------------------------- ----------- -------------- ------------ ---------------    --------------
Hilton H. Schlosberg            1998           160,000       34,000           5,847        75,000
Vice-Chairman, CFO              1997           158,030                        5,572
President, Secretary and        1996           127,500                        5,358
Director
---------------------------- ----------- -------------- ------------ ---------------    --------------
Mark J. Hall                    1998           136,250       65,000           1,322        30,000
Sr. Vice President              1997           116,250       40,000           6,327       120,000
Distributor Division            1996

---------------------------- ----------- -------------- ----------------------------    --------------
Kirk S. Blower                  1998           111,250       16,800           1,400
Sr. Vice President              1997           102,850       10,000           7,468
Juice Division                  1996            96,121        9,836           4,513
---------------------------- ----------- -------------- ------------ ---------------    --------------
John R. Brooks                  1998            99,658        9,340          15,894
Sr. Vice President              1997            59,723        5,137          14,922        60,000
Soda Division                   1996

---------------------------- ----------- -------------- ------------ ---------------    --------------

(1) SALARY-Pursuant to his employment agreement, Mr. Sacks is entitled to an annual base salary of $170,000. For 1998 and 1997, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000. For 1996, Mr.
Sacks agreed to a temporary reduction of his annual base salary to $135,000.

Pursuant to his employment agreement, Mr. Schlosberg is entitled to an annual base salary of $170,000 starting when he commenced full-time employment, during July 1995. For 1998, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $160,000. For 1997, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $158,030. For 1996, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $127,500.

(2) BONUS-Payments made in 1999 and 1998 for bonuses accrued in 1998 and 1997.
(3) OTHER ANNUAL COMPENSATION-The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus for each of the years shown, except for Mr. Brooks in 1998 and 1997. For 1998, Mr. Brooks' perquisites include $15,000 for housing allowances and $894 for automobile related expenses. For 1997, Mr. Brooks' perquisites include $11,500 for housing allowances and $3,422 for relocation and automobile related expenses.
(4) LTIP PAYOUTS-None paid. No plan in place.
(5) RESTRICTED STOCK AWARDS-The Company does not have a plan for restricted stock awards.
ALL OTHER COMPENSATION - none paid

                                 OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------------------ -------------------------
                                                                                           Potential realizable
                                                                                           value at assumed annual
                                                                                           rates of stock price
                                                                                           appreciate for option
Individual Grants                                                                          term
-------------------------- ----------------- ------------------ ------------ ------------- ---------- --------------
                                             Percent of total
                           Number of         Options/SARs
                           Securities        granted to         Exercise
                           underlying        employees in 1998  or base
                           Options/SARs                         price        Expiration       5%            10%
Name                       granted (#)                          ($/Share)    Date             ($)           ($)
-------------------------- ----------------- ------------------ ------------ ------------- ---------- --------------
Rodney C. Sacks                75,000(1)           26.3%              $1.59    1/30/08        75,000        189,750
-------------------------- ----------------- ------------------ ------------ ------------- ---------- --------------
Hilton H. Schlosberg           75,000(1)           26.3%              $1.59    1/30/08        75,000        189,750
-------------------------- ----------------- ------------------ ------------ ------------- ---------- --------------
Mark J. Hall                   30,000(2)           10.5%              $1.59    1/30/04        30,000         75,900
-------------------------- ----------------- ------------------ ------------ ------------- ---------- --------------

(1)37,500 options to purchase the Company's common stock are exercisable on January 30, 1998; and 37,500 are exercisable on January 30, 1999.
(2) 10,000 options to purchase the Company's common stock are exercisable on January 30, 1998; 10,000 are exercisable on January 30, 1999; and 10,000 are exercisable on January 30, 2000.

 AGGREGATED OPTION/SAR EXERCISES DURING THE YEAR ENDED DECEMBER 31 1998 AND OPTION/SAR VALUES AT DECEMBER 31, 1998

------------------------------ --------------------- --------------------- --------------------- ---------------------
                                                                             Number of             Value of
                                                                             underlying            unexercised
                                                                             unexercised           in-the-money
                                                                             options/SARs at       options/SARs at
                                                                             December 31, 1998     December 31, 1998
                                                                                  (#)                   ($)
                                                                             -------------------   -----------------
                                Shares acquired on     Value                 Exercisable/          Exercisable/
Name                            exercise (#)           Realized ($)          Unexercisable         Unexercisable
------------------------------ --------------------- --------------------- ---------------------   -----------------
Rodney C. Sacks                       387,500              $1,921,625             0 / 37,500 (1)        0 / 141,938
------------------------------ --------------------- --------------------- ---------------------   -----------------
Hilton H. Schlosberg                  337,500              $1,684,125             0 / 37,500 (2)        0 / 141,938
------------------------------ --------------------- --------------------- ---------------------   -----------------
Mark J. Hall                           34,000              $ 179,660              0 / 116,000(3)        0 / 489,940
------------------------------ --------------------- --------------------- ---------------------   -----------------
Kirk S. Blower                         84,000              $ 362,040              0 / 0                 0 /  0
------------------------------ --------------------- --------------------- ---------------------   -----------------
John R. Brooks                          --                    --             12,000 / 48,000 (4)   50,940 / 203,760
------------------------------ --------------------- --------------------- ---------------------   -----------------

1)Includes options to purchase 37,500 shares of the Company's common stock at $1.59 per share of which none are exercisable at December 31, 1998, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Sacks.

2)Includes options to purchase 37,500 shares of the Company's common stock at $1.59 per share of which none are exercisable at December 31, 1998, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg.

3)Includes options to purchase 96,000 shares of the Company's common stock at $1.06 per share of which none are exercisable at December 31, 1998, granted pursuant to a Stock Option Agreement dated February 10, 1997 between the Company and Mr. Hall; and options to purchase 20,000 shares of the Company's common stock at $1.59 per share of which none are exercisable at December 31, 1998, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Hall.

4)Includes options to purchase 60,000 share of the Company's common stock at $1.59 per share of which 12,000 are exercisable at December 31, 1998, granted pursuant to a Stock Option Agreement dated February 24, 1997 between the Company and Mr. Brooks.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns.(1)

                                         TOTAL SHAREHOLDER RETURNS

                                         ANNUAL RETURN PERCENTAGE

For the years ended December 31,

Company Name/Index                  1994      1995      1996    1997       1998
-----------------------          --------  --------   -------  --------  -------
HANSEN NAT CORP                   (28.57)   (63.36)    54.59    70.62    196.63
S&P SMALLCAP 600 INDEX             (4.77)    29.96     21.32    25.58    ( 1.31)
PEER GROUP                        (54.85)   (25.29)    52.16    33.97    (42.80)




                                             INDEXED RETURNS
For the years ended December 31,

                           Base
                          Period
Company Name/Index         1993     1994      1995      1996    1997       1998
-----------------------  ------- --------  --------   -------  --------  -------
HANSEN NAT CORP            100     71.43     26.17     40.46     69.03    204.76
S&P SMALLCAP 600 INDEX     100     95.23    123.76    150.14    188.56    186.10
PEER GROUP                 100     45.15     33.73     51.33     68.77     39.33





(1) Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1993. The Company's self-selected peer group is comprised of Atlantic Premium Brands, Ltd. (which began trading in November 1993); Great Pines Water, Inc. (which began trading in August 1993); Saratoga Beverage Group (which began trading in June 1993); Cable Car Beverage Corporation (which was acquired by Triarc Companies, Inc. in December 1997); and Cott Corporation, National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc. and Northland Cranberries, which are also members of the peer group, traded during the entire five-year period.

Employment Agreements

         The Company entered into an employment agreement dated as of January 1, 1999, with Rodney C. Sacks pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer for an annual base salary of $180,000, for the twelve-month period ending December 31, 1999, increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on January 1, 1999 and ends on December 31, 2003.

         The Company also entered into an employment agreement dated as of January 1, 1999, with Hilton H. Schlosberg pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President and Chief Financial Officer, for an annual base salary of $180,000, for the twelve-month period ending December 31, 1999, increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on January 1, 1999 and ends on December 31, 2003.

          Effective June 30, 1997, Mr. Taber elected to retire and terminated his employment agreement with HBC and entered into a Severance and Consulting Agreement with the Company and HBC (the "Consulting Agreement") pursuant to which, among other matters, HBC agreed to retain Mr. Taber as a consultant for a period of two years at a fixed monthly fee of $5,000 and Mr. Taber's Stock Option Agreement with the Company dated as of June 30, 1995 was terminated and replaced with a new Stock Option Agreement with the Company dated as of June 20, 1997 (the "Replacement Stock Option Agreement"). Under the terms of the Replacement Stock Option Agreement, Mr. Taber was granted options to purchase 100,000 shares of the Company's common stock exercisable until June 30, 1999 at $1.38 per share. Mr. Taber remains a director of the Company. In addition, Mr. Taber agreed to repay amounts owed by him to HBC under a certain promissory note by offsetting amounts owed under the note against accrued and unpaid base pay payable under Mr. Taber's employment agreement and amounts payable under the Consulting Agreement. See "Certain Relationships and Related Transactions" below.

         The preceding descriptions of the employment agreements for Messrs. Sacks and Schlosberg and the Consulting Agreement and Replacement Stock Option Agreement with Mr. Taber are qualified in their entirety by reference to such agreements which have been filed or incorporated by reference as exhibits to this report.

Directors' Compensation

         The Company's current policy is to pay outside directors (non-executive officers) who are not contractually entitled to be nominated to serve as directors, annual fees of $7,000 plus $500 for each meeting attended of the Board of Directors or any committee thereof. Benjamin M. Polk earned directors fees of $8,000 and Norman C. Epstein earned directors fees of $7,500 for the one-year period ended December 31, 1998. Mark S. Vidergauz earned directors fees of $4,500 for the seven-month period ended December 31, 1998. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below for description of contractual obligations to nominate certain outside directors.

Employee Stock Option Plan

         The Company has a stock option plan (the "Plan") that provides for the grant of options to purchase up to 2,000,000 shares of the Company's common stock to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, for shares of the Company's common stock valued at fair market value on the date of purchase or in consideration of the cancellation of options valued at the difference between the exercise price thereof and the fair market value of the the Company's common stock on the date of exercise. The Plan is administered by the Compensation Committee of the Board of Directors of the Company, comprised of directors who have not received grants of options under the Plan. Grants under the Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

         On January 4, 1999, the Board of Directors of the Company adopted a resolution to amend the Plan to provide that the aggregate number of shares of the Company's common stock issuable upon the exercise of options granted under the Plan shall be increased from 2,000,000 shares to 3,000,000 shares. Such amendment is subject to approval by the stockholders of the Company at the next annual meeting of stockholders.

Outside Directors Stock Option Plan

         The Company has an option plan for its outside directors (the "Directors Plan") that provides for the grant of options to purchase up to an aggregate of 100,000 shares of the Company's common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock exercisable at the closing price for a share of common stock on the date of grant. Options become exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995 are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula plan" so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         (a) The following table sets forth information, as of March 1, 1999, of the only persons known to the Company who beneficially own more than 5% of the Company's outstanding common stock:

Title         Name and Address of       Amount and Nature of           Percent
Of Class       Beneficial Owner          Beneficial Ownership          of Class

------------  ------------------------- ----------------------------  ---------
Common Stock   Brandon Limited
                Partnership No. 1 (1)              680,899                6.9%
               Brandon Limited
                Partnership No. 2 (2)            2,831,667               28.5%
               Rodney C. Sacks (3)               3,947,066(4)            39.6%
               Hilton H. Schlosberg (5)          3,906,163(6)            39.2%



(1) The mailing address of Brandon No. 1 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 1 are Rodney C. Sacks and Hilton H. Schlosberg.


(2) The mailing address of Brandon No. 2 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 2 are Rodney C. Sacks and Hilton H. Schlosberg.

(3) The mailing address of Mr. Sacks is 2380 Railroad Street, Suite 101, Corona, California 91720.

(4) Includes 387,500 shares of the Company's common stock owned by Mr. Sacks; 680,899 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of the Company's common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 9,500 shares of the Company's common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 387,500 shares of the Company's common stock, (ii) the 137,500 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Hazelwood Investments Limited, a company controlled by Mr. Sacks and his family ("Hazelwood"): (a) the 243,546 shares held by Brandon No. 1 allocable to Hazelwood's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Hazelwood's limited partnership interest in Brandon No. 2.

(5) The mailing address of Mr. Schlosberg is 2380 Railroad Street, Suite 101, Corona, California 91720.

(6) Includes 346,597 shares of the Company's common stock owned by Mr. Schlosberg; 680,899 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of the Company's common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 9,500 shares of the Company's common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 346,597 shares of the Company's common stock,
(ii) the 137,500 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Brandon Securities Limited, a company controlled by Mr. Schlosberg and his family: (a) the 247,911 shares held by Brandon No. 1 allocable to Brandon Securities Limited's limited partnership interest in Brandon No 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 2.

         (b) The following table sets forth information as to the ownership of shares of the Company's common stock, as of March 1, 1999, held by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them:

Title of Class    Name                        Amount Owned     Percent of Class
---------------   ------------------------   ----------------- ----------------
Common Stock      Rodney C. Sacks             3,947,066   (1)        39.6%
                  Hilton H. Schlosberg        3,906,163   (2)        39.2%
                  Harold C. Taber, Jr.          106,419   (3)         1.1%
                  Benjamin M. Polk               25,600   (4)          *  %
                  Norman C. Epstein              13,149   (5)          *  %
                  Mark S. Vidergauz               --      (6)          *  %

Officers and Directors as a group (5 members:
4,485,831 shares or 44.7% in aggregate)

* Less than 2%


1 Includes 387,500 shares of the Company's common stock owned by Mr. Sacks; 680,899 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of the Company's common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 9,500 shares of the Company's common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 387,500 shares of the Company's common stock, (ii) the 137,500 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Hazelwood Investments Limited, a company controlled by Mr. Sacks and his family ("Hazelwood"): (a) the 243,546 shares held by Brandon No. 1 allocable to Hazelwood's limited partnership interest in Brandon No. 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Hazelwood's limited partnership interest in Brandon No. 2.

2 Includes 346,597 shares of the Company's common stock owned by Mr. Schlosberg; 680,899 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of the Company's common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 9,500 shares of the Company's common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 346,597 shares of the Company's common stock,
(ii) the 137,500 shares presently issuable under the Plan and (iii) his proportionate interest as a shareholder in the following shares beneficially owned by Brandon Securities Limited, a company controlled by Mr. Schlosberg and his family: (a) the 247,911 shares held by Brandon No. 1 allocable to Brandon Securities Limited's limited partnership interest in Brandon No 1 and (b) the 250,000 shares held by Brandon No. 2 allocable to Brandon Securities Limited's limited partnership interest in Brandon No. 2.

3 Includes 71,137 shares of the Company's common stock owned by Mr. Taber; and 35,281.7 shares of the Company's common stock owned by the Taber Family Trust of which Mr. Taber and his wife are trustees.

4 Includes 13,600 shares of the Company's common stock jointly owned by Mr. Polk and his wife. Also includes options to purchase 12,000 shares of the Company's common stock exercisable at $1.38 per share, granted under a Stock Option Agreement with the Company dated as of June 30, 1995 pursuant to the Directors Plan.

5 Includes 13,149 shares of the Company's common stock owned by Mr. Epstein.

6 None of the options to purchase 12,000 shares of the Company's common stock exercisable at $3.27 per share, granted under a Stock Option Agreement with the Company dated as of June 18, 1998 pursuant to the Directors Plan, are presently exercisable.

         There are no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Benjamin M. Polk is a partner in the law firm of Whitman Breed Abbott & Morgan LLP, a law firm retained by the Company since 1992 and in the current fiscal year.

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

         Harold C. Taber, Jr., who is a director of the Company and a consultant to HBC, is indebted to the Company in the amount of $20,861 as of December 31, 1998.

         During 1998 the Company purchased promotional items from IFM Group, Inc. to a total value of $151,393. Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in that Company. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in that Company. The Company continues to purchase promotional items from IFM Group, Inc. in 1999.

         The preceding descriptions of agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to this Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                      FORM 8-K


(a)      1. Exhibits

         See the Index to Exhibits included hereinafter.

         2. Index to Financial Statements filed as part of this Report:

         Independent Auditors' Report                                       F-2

         Consolidated Balance Sheets as of December 31, 1998 and 1997       F-3

         Consolidated Statements of Income for the years ended
          December 31, 1998, 1997 and 1996                                   F-4

         Consolidated Statements of Comprehensive Income for the years
          ended December 31, 1998, 1997 and 1996                             F-5

         Consolidated Statements of Shareholders' Equity for the years
          ended December 31, 1998, 1997 and 1996                            F-6

         Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996                                  F-7

         Notes to Consolidated Financial Statements for the years ended
          December 31, 1998, 1997 and 1996                                  F-8

(b)      Financial Statement Schedules

         Valuation and Qualifying Accounts for the years ended
          December 31, 1998, 1997 and 1996                                 F-20

(c)      Reports on Form 8-K
         None

SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HANSEN NATURAL CORPORATION


                      By:  /s/ RODNEY C. SACKS           Date:   March 31, 1999
                          -------------------------
                           Rodney C. Sacks
                           Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                    Title                                Date

/s/ RODNEY C. SACKS          Chairman of the Board of Directors   March 31, 1999
------------------------      and Chief Executive Officer
Rodney C. Sacks               (Principal Executive Officer)


/s/ HILTON H. SCHLOSBERG     Vice Chairman of the Board of        March 31, 1999
------------------------      Directors, President, Chief
Hilton H. Schlosberg          Operating Officer, Principal
                              Financial and Accounting Officer
                              and Secretary



/s/ BENJAMIN M. POLK         Director                             March 31, 1999
-----------------------
Benjamin M. Polk



/s/ NORMAN C. EPSTEIN        Director                             March 31, 1999
-----------------------
Norman C. Epstein



/s/ HAROLD C. TABER, JR.     Director                             March 31, 1999
------------------------
Harold C. Taber, Jr.



/s/ MARK S. VIDERGAUZ        Director                             March 31, 1999
------------------------
Mark S. Vidergauz


INDEX TO EXHIBITS

         The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange
Commission  under the Securities  Act of 1933 or the Securities  Exchange Act of
1934 as indicated by footnote.

---------------- ---------------------------------------------------------------------------------------------
Exhibit No.      Document Description
---------------- ---------------------------------------------------------------------------------------------
3(a)             Certificate of Incorporation 1
---------------- ---------------------------------------------------------------------------------------------
3(b)             Amendment to Certificate of Incorporation dated October 21, 1992. 2
---------------- ---------------------------------------------------------------------------------------------
3(c)             By-Laws  2
---------------- ---------------------------------------------------------------------------------------------
10(c)            Asset Purchase Agreement dated June 8, 1992 ("Asset Purchase Agreement"), by and among
                 Unipac Corporation ("Unipac"), Hansen Beverage Company ("Hansen"), California CoPackers
                 Corporation ("CoPackers"), South Pacific Beverages, Ltd. ("SPB"), Harold C. Taber, Jr.
                 ("Taber"), Raimana Martin ("R. Martin"), Charles Martin ("C. Martin"), and Marcus I. Bender
                 ("Bender"), and with respect to certain provisions, ERLY Industries, Inc. ("ERLY"), Bender
                 Consulting Incorporated ("Bender Consulting") and Black Pearl International, Ltd. ("Blank
                 Pear"). 2
---------------- ---------------------------------------------------------------------------------------------
10(d)            First Amendment to Asset Purchase Agreement dated as of July 10, 1992. 2
---------------- ---------------------------------------------------------------------------------------------
10(e)            Second Amendment to Asset Purchase Agreement dated as of July 16, 1992. 2
---------------- ---------------------------------------------------------------------------------------------
10(f)            Third Amendment to Asset Purchase Agreement dated as of July 17, 1992. 2
---------------- ---------------------------------------------------------------------------------------------
10(g)            Fourth Amendment to Asset Purchase Agreement dated as of July 24, 1992. 2
---------------- ---------------------------------------------------------------------------------------------
10(h)            Subordinated Secured Promissory Note of Hansen in favor of ERLY dated July 27, 1992 in the principal amount of $4,000,000.  2
---------------- ---------------------------------------------------------------------------------------------
10(i)            Security Agreement dated July 27, 1992 by and between Hansen and ERLY. 2
---------------- ---------------------------------------------------------------------------------------------
10(j)            Stock Option Agreement by and between SPB and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
---------------- ---------------------------------------------------------------------------------------------
10(k)            Stock Option Agreement by and between Taber and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
---------------- ---------------------------------------------------------------------------------------------
10(l)            Stock Option Agreement by and between CoPackers and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
---------------- ---------------------------------------------------------------------------------------------
10(n)            Stock Option Agreement by and between SPB and Unipac dated July 27, 1992 for an option price of $2.50 per share. 2
---------------- ---------------------------------------------------------------------------------------------
10(o)            Stock Option Agreement by and between CoPackers and Unipac dated July 27, 1992 for an option price of $2.50 per share. 2
---------------- ---------------------------------------------------------------------------------------------
10(p)            Assignment Agreement re: Trademarks by and between Hansen's Juices, Inc. ("FJC"), and
                 Hansen, dated July 27, 1992. 8
---------------- ---------------------------------------------------------------------------------------------
10(q)            Assignment  of  Trademarks  dated July 27,  1992 by FJC to Gary
                 Hansen,  Anthony  Kane and Burton S. Rosky,  as trustees  under that certain trust agreement dated July 27, 1992 (the "Trust").
                 8
---------------- ---------------------------------------------------------------------------------------------
10(r)            Assignment of License by CoPackers to Hansen dated  as of July 27, 1992. 8
---------------- ---------------------------------------------------------------------------------------------
10(s)            Employment Agreement between Hansen and Taber dated as of July 27, 1992. 3
---------------- ---------------------------------------------------------------------------------------------
10(t)            Consulting Agreement by and between Hansen and Black Pearl dated July 27, 1992.3
---------------- ---------------------------------------------------------------------------------------------
10(u)            Consulting Agreement by and between Hansen and C. Martin dated July 27, 1992. 3
---------------- ---------------------------------------------------------------------------------------------
10(w)            Registration Rights Agreement by and among Unipac, SPB, CoPackers, Taber, Wedbush Morgan
                 Securities ("Wedbush"), Rodney C. Sacks, and Hilton H. Schlosberg, dated July 27, 1992. 3
---------------- ---------------------------------------------------------------------------------------------
10(z)            Soda Side Letter Agreement dated June 8, 1992 by and among Unipac, Hansen, SPB, Black
                 Pearl, Tahiti Beverages, S.A.R.L., R. Martin and C. Martin. 4
---------------- ---------------------------------------------------------------------------------------------
10(bb)           Hansen/Taber Agreement dated July 27, 1992 by and among Hansen and Taber. 8
---------------- ---------------------------------------------------------------------------------------------
10(cc)           Other Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
---------------- ---------------------------------------------------------------------------------------------
10(dd)           Non-Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
---------------- ---------------------------------------------------------------------------------------------
10(ee)           Agreement of Trust dated July 27, 1992 by and among FJC and Hansen and Gary Hansen, Anthony
                 Kane and Burton S. Rosky.  8



---------------- ---------------------------------------------------------------------------------------------
10(ff)           Carbonated Beverage License Agreement dated July 27, 1992 by and between Hansen and the
                 Trust.  8
---------------- ---------------------------------------------------------------------------------------------
10(gg)           Royalty Sharing Agreement dated July 27, 1992 by and between Hansen and the Trust.  8
---------------- ---------------------------------------------------------------------------------------------
10(hh)           Fresh Juices License Agreement dated as of July 27, 1992 by and between Hansen and the
                 Trust.  8
---------------- ---------------------------------------------------------------------------------------------
10(ii)           Incentive Stock Option Agreement dated July 27, 1992 by and between Unipac and Taber at the option price of $2.00 per share.  2
---------------- ---------------------------------------------------------------------------------------------
10(jj)           CoPacking Agreement dated November 24, 1992 by and between Tropicana Products Sales, Inc.
                 and Hansen.  4
---------------- ---------------------------------------------------------------------------------------------
10(kk)           Office Lease, dated December 16, 1992 by and between Lest C. Smull as Trustee, and his
                 Successors under Declaration of Trust for the Smull family, dated December 7, 1984 , and
                 Hansen.  5
---------------- ---------------------------------------------------------------------------------------------
10(ll)           Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Rodney C.
                 Sacks.  5
---------------- ---------------------------------------------------------------------------------------------
10(mm)           Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Hilton H.
                 Schlosberg.  5
---------------- ---------------------------------------------------------------------------------------------
10(nn)           Stock Option Agreement dated as of February 14, 1995 between Hansen Natural Corporation and
                 Benjamin M. Polk.  7
---------------- ---------------------------------------------------------------------------------------------
10(oo)           Stock Option Agreement dated as of February 14, 1995 between Hansen Natural Corporation and
                 Norman C. Epstein.  7
---------------- ---------------------------------------------------------------------------------------------
10(pp)           Employment Agreement dated as of January 1, 1994 between Hansen Natural Corporation and
                 Hilton H. Schlosberg.  6
---------------- ---------------------------------------------------------------------------------------------
10(qq)           Employment Agreement dated as of January 1, 1994 between Hansen Natural Corporation and
                 Rodney C. Sacks.  6
---------------- ---------------------------------------------------------------------------------------------
10(rr)           Stock Option Agreement dated as of July 3, 1995 between Hansen Natural Corporation and
                 Rodney C. Sacks. 8
---------------- ---------------------------------------------------------------------------------------------
10(ss)           Stock Option Agreement dated as of July 3, 1995 between Hansen Natural Corporation and
                 Hilton H. Schlosberg.  8
---------------- ---------------------------------------------------------------------------------------------
10(tt)           Stock Option Agreement dated as of June 30, 1995 between Hansen Natural Corporation and
                 Harold C. Taber, Jr.  8
---------------- ---------------------------------------------------------------------------------------------
10(uu)           Standard Industrial Lease Agreement dated as of April 25, 1997 between Hansen Beverage
                 Company and 27 Railroad Partnership L.P. 9
---------------- ---------------------------------------------------------------------------------------------
10(vv)           Sublease Agreement dated as of April 25, 1997 between Hansen Beverage Company and U.S.
                 Continental Packaging, Inc. 9
---------------- ---------------------------------------------------------------------------------------------
10(ww)           Packaging Agreement dated April 14, 1997 between Hansen Beverage Company and U.S.
                 Continental Packaging, Inc. 10
---------------- ---------------------------------------------------------------------------------------------
10(xx)           Revolving Credit Loan and Security Agreement dated May 15, 1997 between Comerica Bank -
                 California and Hansen Beverage Company. 10
---------------- ---------------------------------------------------------------------------------------------
10(yy)           Severance and Consulting Agreement dated as of June 20, 1997 by and among Hansen Beverage
                 Company, Hansen Natural Corporation and Harold C. Taber, Jr. 10
---------------- ---------------------------------------------------------------------------------------------
10(zz)           Stock Option Agreement dated as of June 20, 1997 by and between Hansen Natural Corporation and Harold C. Taber, Jr. 10
---------------- ---------------------------------------------------------------------------------------------
10 (aaa)         Variable Rate Installment Note dated October 14, 1997 between Comerica Bank - California and Hansen Beverage Company. 10
---------------- ---------------------------------------------------------------------------------------------
10 (bbb)         Stock Option Agreement dated as of January 30, 1998 by and between Hansen Natural
                 Corporation and Rodney C. Sacks11
---------------- ---------------------------------------------------------------------------------------------
10 (ccc)         Stock Option Agreement dated as of January 30, 1998 by and between Hansen Natural
                 Corporation and Hilton S. Schlosberg11



---------------- -------------------------------------------------------------------------------------------
10 (ddd)         Warrant Agreement made as of April 23, 1998  by and between Hansen Natural Corporation and Rick Dees12
---------------- -------------------------------------------------------------------------------------------
10 (eee)         Modification  to  Revolving  Credit  Loan  and  Security
                 Agreement  as of  December  31,  1998  by  and  between  Hansen
                 Beverage Company and Comerica Bank - California
---------------- -------------------------------------------------------------------------------------------
10 (fff)         Employment Agreement as of January 1, 1999 by and between Hansen Natural Corporation and
                 Rodney C. Sacks
---------------- -------------------------------------------------------------------------------------------
10 (ggg)         Employment Agreement as of January 1, 1999 by and between Hansen Natural Corporation and
                 Hilton S. Schlosberg
---------------- -------------------------------------------------------------------------------------------
10 (hhh)         Stock Option Agreement dated as of February 2, 1999 by and between Hansen Natural
                 Corporation and Rodney C. Sacks
---------------- -------------------------------------------------------------------------------------------
10 (iii)         Stock Option Agreement dated as of February 2, 1999 by and between Hansen Natural
                 Corporation and Hilton S. Schlosberg
---------------- -------------------------------------------------------------------------------------------
21               Subsidiaries  5
---------------- -------------------------------------------------------------------------------------------
23               Independent Auditors' Consent
---------------- -------------------------------------------------------------------------------------------
27               Financial Data Schedule
---------------- -------------------------------------------------------------------------------------------



1  Filed previously as an exhibit to the Registration Statement on Form S-3
    (no. 33-35796) (the "Registration Statement").

2  Filed  previously as an exhibit to the Company's proxy statement dated
    October 21, 1992.

3  Filed previously as an exhibit to Form 8-K dated July 27, 1992.

4 Filed previously as an exhibit to Post-Effective Amendment No. 8 to the Registration Statement.

5  Filed  previously as an exhibit to Form 10-KSB for the year ended
    December 31, 1992.

6  Filed  previously as an exhibit to Form 10-KSB for the year ended
    December 31, 1993.

7  Filed  previously as an exhibit to Form 10-KSB for the year ended
    December 31, 1994.

8  Filed  previously  as an exhibit to Form 10-K for the year ended
    December 31, 1995.

9  Filed  previously  as an exhibit  to From 10-Q for the  period  ended
    June 30, 1997.

10 Filed  previously  as an exhibit to From 10-Q for the period ended
    September 30, 1997.

11 Filed previously as an exhibit to From 10-Q for the period ended March 31, 1998.

12 Filed previously as an exhibit to From 10-Q for the period ended June 30, 1998.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

                                                                          Page
                                                                          ----
Independent Auditors' Report                                              F-2


Consolidated Balance Sheets as of December 31, 1998 and 1997              F-3

Consolidated Statements of Income for the years ended
 December 31, 1998, 1997 and 1996                                         F-4

Consolidated Statements of Comprehensive Income for the years ended
 December 31, 1998, 1997 and 1996                                         F-5

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1998, 1997 and 1996                                         F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996                                         F-7

Notes to Consolidated Financial Statements for the years ended
 December 31, 1998, 1997 and 1996                                         F-8

Valuation and Qualifying Accounts for the years ended
 December 31, 1998, 1997 and 1996                                        F-20

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. Our audits also included the financial statement schedule listed in
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ DELOITTE AND TOUCHE LLP

Costa Mesa, California
March 23, 1999
   except for Note 7, as to which the date is March 29, 1999

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------------------------------------------------


                                                                                           1998                      1997
                                                                                           ----                      ----
                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                  $ 3,806,089              $    395,231
Accounts receivable (net of allowance for doubtful
   accounts, sales returns and cash discounts of $378,641
   in 1998 and $315,629 in 1997 and promotional allowances
   of $1,608,123 in 1998 and $1,067,749 in 1997)                                             1,827,544                 1,541,731
Inventories, net (Note 3)                                                                    5,211,077                 3,915,983
Prepaid expenses and other current assets (Note 4)                                             244,318                   214,468
                                                                                           ------------              ------------
                                                                                            11,089,028                 6,067,413

PROPERTY AND EQUIPMENT, net (Note 5)                                                           601,523                   412,496

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
   of $2,687,462 in 1998 and $2,390,878 in 1997)                                            10,003,417                10,208,116
Note receivable from director                                                                   20,861                    60,252
Deposits and other assets                                                                      211,903                   185,082
                                                                                           ------------              ------------
                                                                                            10,236,181                10,453,450
                                                                                           ------------              ------------
                                                                                           $21,926,732               $16,933,359
                                                                                           ============              ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                           $ 1,870,253               $ 2,195,200
Accrued liabilities                                                                            403,864                   488,807
Accrued compensation                                                                           476,001                   322,114
Current portion of long-term debt (Note 7)                                                   2,072,818                   520,835
Income taxes payable (Note 9)                                                                1,269,185                    37,800
                                                                                           ------------              ------------
   Total current liabilities                                                                 6,092,121                 3,564,756

LONG-TERM DEBT, less current portion (Note 7)                                                1,334,967                 3,407,824

DEFERRED INCOME TAX LIABILITY (Note 9)                                                         557,461

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY: (Note 10)
Common stock - $.005 par value; 30,000,000 shares
   authorized; 9,911,905 and 9,130,869 shares issued
   and outstanding in 1998 and 1997, respectively                                               49,560                    45,654
Additional paid-in capital                                                                  11,207,765                10,858,315
Retained earnings (accumulated deficit)                                                      2,752,099                  (875,949)
Foreign currency translation adjustment                                                        (67,241)                  (67,241)
                                                                                           ------------              ------------
   Total shareholders' equity                                                               13,942,183                 9,960,779
                                                                                           ------------              ------------
                                                                                           $21,926,732               $16,933,359
                                                                                           ============              ============

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                         1998                      1997                     1996
                                                                         ----                      ----                     ----


NET SALES                                                           $ 53,866,294              $ 43,057,064             $ 35,565,485

COST OF SALES                                                         27,332,028                25,222,881               21,671,064
                                                               ------------------        ------------------       ------------------

GROSS PROFIT                                                          26,534,266                17,834,183               13,894,421

OPERATING EXPENSES:
Selling, general and administrative                                   20,217,818                15,452,188               12,524,850
Amortization of trademark license and trademarks                         296,584                   301,238                  396,755
Other expenses                                                            60,000                   198,848                  295,869
                                                               ------------------        ------------------       ------------------

     Total operating expenses                                         20,574,402                15,952,274               13,217,474
                                                               ------------------        ------------------       ------------------

OPERATING INCOME                                                       5,959,864                 1,881,909                  676,947

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                                           387,446                   525,294                  585,733
Interest income                                                          (72,352)                   (3,481)                  (8,919)
Other expense (income)(Note 11)                                           14,719                    69,745                 (259,433)
                                                               ------------------        ------------------       ------------------

     Net nonoperating expense                                            329,813                   591,558                  317,381

                                                               ------------------        ------------------       ------------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                  5,630,051                 1,290,351                  359,566

PROVISION FOR INCOME TAXES (Note 9)                                    2,066,922                    40,200                    2,400
                                                               ------------------        ------------------       ------------------

NET INCOME                                                           $ 3,563,129               $ 1,250,151                $ 357,166
                                                               ==================        ==================       ==================


NET INCOME PER COMMON SHARE:
     Basic                                                                 $ 0.38                    $ 0.14                   $ 0.04
                                                               ==================        ==================       ==================
     Diluted                                                               $ 0.34                    $ 0.13                   $ 0.04
                                                               ==================        ==================       ==================


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                             9,386,688                 9,125,630                9,122,868
                                                               ==================        ==================       ==================
     Diluted                                                          10,430,727                 9,288,642                9,159,415
                                                               ==================        ==================       ==================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                         1998                      1997                     1996
                                                                         ----                      ----                     ----

NET INCOME, as reported                                                  $ 3,563,129               $ 1,250,151            $ 357,166

     Compensation expense related to issuance of
       nonqualified stock options                                             64,919

     Foreign currency translation adjustment                                                          (127,823)              24,370


                                                                   ==================        ==================       ==============
COMPREHENSIVE INCOME                                                     $ 3,628,048               $ 1,122,328            $ 381,536
                                                                   ==================        ==================       ==============


































          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Retained           Foreign
                                         Common stock             Additional          earnings          currency           Total
                                 ------------------------------    paid-in          (accumulated       translation    shareholders'
                                   Shares          Amount          capital           deficit)          adjustment         equity
                                 --------------  --------------  ----------------  ------------------  --------------  -------------

Balance,
   January 1, 1997                   9,122,868      $ 45,614      $ 10,847,355      $ (2,126,100)       $ 60,582        $ 8,827,451

Issuance of common stock                 8,001            40            10,960                                               11,000

Foreign currency translation
   adjustment                                                                                           (127,823)          (127,823)

Net income                                                                             1,250,151                          1,250,151
                                 --------------  --------------  ----------------  ------------------  --------------  -------------

Balance,
   December 31, 1997                 9,130,869        45,654        10,858,315          (875,949)        (67,241)         9,960,779

Issuance of common stock               781,036         3,906            72,051                                               75,957

Compensation expense related to
  issuance of nonqualified
  stock options (Note 10)                                                                 64,919                             64,919

Reduction of tax liability in
  connection with the exercise
  of certain stock options                                             277,399                                              277,399

Net income                                                                             3,563,129                          3,563,129
                                 --------------  --------------  ----------------  ------------------  --------------  -------------

Balance,
   December 31, 1998                 9,911,905      $ 49,560      $ 11,207,765       $ 2,752,099       $ (67,241)      $ 13,942,183
                                 ==============  ==============  ================  ==================  ==============  =============






          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------------

                                                                                 1998               1997              1996
                                                                                 ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $     3,563,129    $     1,250,151    $      357,166
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Amortization of trademark license and trademarks                             296,584            301,238           396,755
      Depreciation and other amortization                                          246,494            270,114           249,035
      Loss on disposal of plant and equipment                                          317             69,745
      Compensation expense related to issuance of stock options                     64,919
      Deferred income taxes                                                        557,461
      Effect on cash of changes in operating assets and liabilities:
        Accounts receivable                                                       (285,813)          (589,521)          784,928
        Inventories                                                             (1,295,094)          (804,859)            9,395
        Prepaid expenses and other current assets                                  (29,850)           117,401           155,638
        Accounts payable                                                          (324,947)            56,150        (1,243,715)
        Accrued liabilities                                                        (84,943)           360,177            38,504
        Accrued compensation                                                       153,887            250,142             6,139
        Income taxes payable                                                     1,508,784             37,800
                                                                           ----------------   ----------------   ---------------
          Net cash provided by operating activities                              4,370,928          1,318,538           753,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (435,838)          (186,570)          (97,650)
Proceeds from sale of property and equipment                                                           37,945            61,893
Increase in trademark license and trademarks                                       (91,885)           (50,209)          (61,847)
Decrease in note receivable from director                                           39,391              1,918             3,730
(Increase)decrease in deposits and other assets                                    (26,821)           218,271            40,150
                                                                           ----------------   ----------------   ---------------
          Net cash (used in) provided by investing activities                     (515,153)            21,355           (53,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                                                    (893,429)         (580,906)
Increase in long-term debt                                                                             14,546
Principal payments on long-term debt                                              (520,874)          (135,887)          (44,570)
Issuance of common stock                                                            75,957             11,000
                                                                           ----------------   ----------------   ---------------
          Net cash used in financing activities                                   (444,917)        (1,003,770)         (625,476)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            -                 (127,823)           24,370

                                                                           ----------------   ----------------   ---------------
NET INCREASE IN CASH                                                             3,410,858            208,300            99,015
CASH AND CASH EQUIVALENTS, beginning of year                                       395,231            186,931            87,916
                                                                           ================   ================   ===============
CASH AND CASH EQUIVALENTS, end of year                                     $     3,806,089    $       395,231    $      186,931
                                                                           ================   ================   ===============
                                                                           ----------------   ----------------   ---------------

SUPPLEMENTAL INFORMATION Cash paid during the year for:
      Interest                                                             $       372,256    $       375,821    $      459,182
                                                                           ================   ================   ===============
      Income taxes                                                         $         2,400    $         2,400    $        2,400
                                                                           ================   ================   ===============

NONCASH TRANSACTIONS:
      During  1998,  the  Company   reduced  its  tax  liability  and  increased
           additional paid in capital in the amount of $277,399 in connection with the exercise of certain stock options.
      During 1998, the Company issued 554,732 shares of common stock to two officers in connection with a net exercise of options to purchase 725,000 shares of common stock.
      During 1998, the Company issued 138,900 shares of common stock to employees in connection with a net exercise of options to purchase 99,167 shares of common stock.
      During 1998, the Company issued 71,137 shares of common stock to a non-employee in connection with a net exercise of options to purchase 100,000 shares of common stock.


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. The Company owns all of the issued and outstanding common stock of CVI Ventures, Inc. ("CVI"), which was incorporated in Delaware on April 30, 1990. CVI is currently inactive. The Company also owns all of the issued and outstanding common stock of Hansen Beverage Company ("HBC"), which was incorporated in Delaware on June 8, 1992. HBC owns all of the issued and outstanding ordinary shares of Hansen Beverage Company (UK) Limited ("HBC (UK)"), which ceased operating activities at the end of 1997 and is in the process of being deregistered in the United Kingdom.

         The Company is a holding company and carries on no operating business except through its direct wholly owned subsidiary, HBC. HBC conducts all of the Company's operating business and generates all of the Company's operating revenues. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated.

         Nature of Operations - Hansen is engaged in the business of marketing, selling and distributing so-called "alternative" beverage category sodas, fruit juices, fruit juice Smoothies, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, "functional" drinks and still water under the Hansen's(R) Natural brand name primarily in certain Western states as well as other states, the United Kingdom, and on a limited basis, in other countries outside the United States.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hansen and its wholly owned subsidiaries, CVI and HBC and, up until December 31, 1997, HBC's wholly owned subsidiary HBC (UK), since their date of incorporation. All intercompany balances and transactions have been eliminated in consolidation (Note 2).

         Reclassifications - Certain reclassifications have been made in the consolidated financial statements to conform to the 1998 presentation.

         Translation of Foreign Currencies - Assets and liabilities of the Company's United Kingdom subsidiary for the years 1997 and 1996 are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the respective years. The functional currency of the subsidiary is the pound sterling; therefore, translation gains or losses are recorded as a separate component of shareholders' equity (Note 2).

         Cash and Cash Equivalents - The Company considers certificates of deposit with original maturities of three months or less to be cash equivalents.

         Inventories - Inventories are valued at the lower of first-in, first-out (FIFO) cost or market value (net realizable value).

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

         Trademark License and Trademarks - Trademark license represents the Company's license to use certain Hansen(R) brand names. Trademarks represent expenditures incurred to trademark other branded names. Prior to the third quarter of 1996, trademark license and trademarks were being amortized over 25 years using the straight-line method. Management periodically evaluates whether there has been any impairment of the trademark license or trademarks based on an analysis of applicable undiscounted expected future cash flows. During the third quarter of 1996, the estimated life of the Company's trademark license and trademarks was changed from 25 years to 40 years to more closely conform such useful life with that used by other branded beverage companies. The effect of such change in accounting estimate is (i) a reduction in amortization of trademark license and trademarks of $211,000 for 1998, $203,000 for 1997 and $101,000 for 1996 and (ii) an
         increase in net income of $.02 per share on a diluted basis for both 1998 and 1997, and $.01 per share on a diluted basis for the year 1996.

         Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. As of December 31, 1998, management does not believe that the Company's long-lived assets have been impaired.

         Revenue Recognition - The Company records revenue at the time the related products are shipped. Adequate provision against net sales has been made for estimated returns, allowances and cash discounts.

         Advertising - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling and general expenses amount to $4.3 million in 1998, $2.9 million in 1997 and $1.5 million in 1996. In addition, the Company supports its customers (including distributors) with promotional allowances, portion of which are utilized for indirect advertising by them. Promotional allowances amounted to $5.6 million in 1998, $4.0 million in 1997 and $3.6 million in 1996.

         Net Income Per Common Share - In accordance with SFAS No. 128, Earnings per Share, net income per common share, on a basic and diluted basis, is presented for all periods. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding, if dilutive. Weighted average common equivalent shares include stock options using the treasury stock method.

         Concentration Risk - Certain of the Company's products utilize components from a limited number of sources. A disruption in production of such components could significantly affect the Company's revenues from those products, as alternative sources of such components may not be available at commercially reasonable rates or within a reasonably short time period. The Company is taking steps to secure the availability of alternative sources of such components, to minimize the risk of any disruption in production.

         Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

         Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 1998, management believes that the carrying amount of cash accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 1998, approximates fair value.

         Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         New Accounting Pronouncements - The Company has adopted SFAS No. 130, Reporting Comprehensive Income, for the year ended December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income may include, among other items, foreign currency translation adjustments, compensation expense related to issuance of nonqualified stock options, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

         The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has determined that it has only one operating segment but manages its business by distribution channel through a warehouse and distributor function. The percentages of the Company's sales represented by each of those functions over the past three years is set out in Note 12.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2000.

2.        REORGANIZATION OF UNITED KINGDOM OPERATIONS

         Sales in the United Kingdom were lower than anticipated during 1997; and, as a consequence, the Company's foreign subsidiary, HBC (UK) ceased operating activities at the end of 1997 and is in the process of being deregistered. Beginning in 1998, the Company dealt with its distributor in the United Kingdom from its corporate offices in California to export all products sold by it to such distributor from the United States.

3.        INVENTORIES

         Inventories consist of the following at December 31:

                                                  1998                1997
                                                  ----                ----
           Raw materials                          $1,815,040         $   875,884
           Finished goods                          3,664,270           3,423,326
                                             ----------------     --------------
                                                   5,479,310           4,299,210
           Less inventory reserves                 (268,233)           (383,227)
                                             ----------------     --------------
                                                  $5,211,077          $3,915,983
                                             ================     ==============

4.        PREPAID EXPENSES AND OTHER CURRENT ASSETS

         In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged. As of December 31, 1997, advertising and marketing credits totaled $265,000. Although such credits remain available for use by the Company through January 2002, management was unable to estimate their remaining net realizable value at December 31, 1997, and fully expensed such advertising and marketing credits.

5.        PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at December 31:

                                                        1998             1997
                                                        ----             ----
           Leasehold improvements                   $   55,305       $   54,203
           Furniture and office equipment              523,650          332,817
           Equipment and vehicles                      826,599          656,391
                                                 --------------      -----------
                                                     1,405,554        1,043,411
           Less accumulated depreciation              (804,031)        (630,915)
                                                  =============      ===========
                                                     $ 601,523        $ 412,496
                                                  =============      ===========

6.        SHORT-TERM BORROWINGS

         In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica") consisting of a revolving line of credit of up to $3 million in aggregate at any time outstanding and a term loan of up to $4 million, as more fully described in Note 7. The utilization of the revolving line of credit by the Company is dependent upon certain levels of eligible accounts receivable and inventory. The revolving line of credit is secured by substantially all of HBC's assets, including accounts receivable, inventory, trademark licenses and trademarks, and certain equipment. The initial use of proceeds under the revolving line of credit was to refinance HBC's previous line of credit. As of December 31, 1998, no amounts were outstanding under the revolving line of credit. The revolving line of credit is renewable on May 1, 2000.

7.        LONG-TERM DEBT

         As discussed in Note 6 above, HBC obtained a credit facility from Comerica consisting of a term loan of up to $4 million or such lesser amount as was necessary to retire a note executed by the Company in favor of ERLY Industries, Inc. ("ERLY") in the principal sum of $4 million (the "Note"). The full amount due under the Note was paid during November 1997. The term loan will mature in October 2002 and requires variable monthly payments of principal and interest which escalate over time plus payments of a portion of HBC's adjusted cash flow, from year to year. The interest rate payable on the term loan is 1.5% above the bank's base rate (7.75% as of December 31, 1998). For the year ended December 31, 1998, the payment due Comerica on April 1, 1999, pursuant to HBC's adjusted cash flow for such year, was computed to be $1,451,449, which was paid in full as of March 29, 1999.

         The term loan contains quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and maintain certain levels of net worth. The term loan also contains certain nonfinancial covenants. At both December 31, 1998 and 1997, respectively, the Company was in compliance with all covenants.



         Long-term debt consists of the following at December 31:
                                                                                    1998                      1997
                                                                                    ----                      ----

         Note payable to Comerica,  collateralized by substantially all of HBC's assets,  payable in variable  amounts of principle  and interest  which escalate  over  time,  and  additional  payments  of a portion of HBC's adjusted cash flow, from year to year, at an effective interest rate of
         9.25% and 10% as of December  31, 1998 and 1997,  respectively,  due in
         October 2002.
                                                                                 $3,399,996               $ 3,916,666


         Other                                                                        7,789                    11,993

                                                                             ----------------          ----------------
                                                                                  3,407,785                 3,928,659
         Less: current portion of long-term debt                                 (2,072,818)              (   520,835)
                                                                             ================          ================
                                                                                 $1,334,967               $ 3,407,824
                                                                             ================          ================

         Long-term debt is payable as follows:

                              Year ending December 31:
                              1999                                               $2,072,818
                              2000                                                  719,750
                              2001                                                  615,217
                                                                             ================
                                                                                 $3,407,785
                                                                             ================

         Interest expense amounted to $368,896, $488,388, and $498,413, for the years ended December 31, 1998, 1997 and 1996.

8.        COMMITMENTS AND CONTINGENCIES

         Operating Leases - Hansen's warehouse facility and corporate offices are leased for a period of 89 months commencing on September 19, 1997, when the Company occupied the warehouse facilities. On March 1, 1998, the corporate offices of the Company were relocated to such premises in Corona, California. This lease and certain equipment under non cancelable operating leases expire through 2005. Rent expenses related to the Corona facility and other non-cancelable equipment leases amounted to $369,000, $157,000, and $119,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Future minimum rental payments under such leases referred to above are as follows:

                              Year ending December 31:
                              1999                                  $    350,000
                              2000                                       361,000
                              2001                                       367,000
                              2002                                       369,000
                              2003                                       377,000
                              Thereafter                                 414,000
                                                                      ==========
                                                                      $2,238,000
                                                                     ===========

         Employment and Consulting Agreements - The Company entered into an employment agreement with Rodney C. Sacks dated as of January 1, 1994, pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer, and entered into an employment agreement with Hilton H. Schlosberg dated as of January 1, 1994, pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President and Chief Financial Officer for an annual base salary of $170,000 each, subject to adjustments annually, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits, both of which agreements terminate on December 31, 1998. For the years ended December 31, 1998, 1997, and 1996, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000, $160,000 and $135,000, respectively. For the years ended December 31, 1998, 1997, and 1996, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $160,000, $158,030 and $127,500, respectively.

         The Company also entered into employment agreements dated as of January 1, 1999, with Messrs. Sacks and Schlosberg pursuant to which each of them will continue with their current responsibilities and authority and that each of their annual base salaries will be increased to $180,000, for the twelve-month period ending December 31, 1999, and increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits for the period commencing January 1, 1999 and ending December 31, 2003. After such date, such agreements provide for automatic annual renewals unless written notice is delivered to each of them by June 30, 2003, or any subsequent June 30 thereafter.

         Effective June 30, 1997, Mr. Taber elected to retire and terminated his employment agreement with HBC and entered into a Severance and Consulting Agreement with the Company and HBC (the "Consulting Agreement") pursuant to which, among other matters, HBC agreed to retain Mr. Taber as a consultant for a period of two years at a fixed monthly fee of $5,000. In terms of the Consulting Agreement, Mr. Taber's existing Stock Option Agreement dated as of June 30, 1995, was terminated and substituted with a new Stock Option Agreement dated as of June 20, 1997 (the "Replacement Stock Option Agreement") between the parties. Under the terms of the Replacement Stock Option Agreement, Mr. Taber was granted options to purchase 100,000 shares of the Company's common stock, outside the Company's stock option plans (Note 10), exercisable until June 30, 1999, at $1.38 per share. Mr. Taber remains a director of the Company. In addition, other than with respect to certain restrictive covenants, Mr. Taber agreed to repay amounts owed by him to HBC under a certain promissory note by offsetting amounts owed under the note against accrued and unpaid base pay payable under Mr. Taber's employment agreement and amounts payable under the Consulting Agreement, beginning January 1, 1998.

         Supplier Arrangements - During 1998, the Company entered into an arrangement with one of its copackers, pursuant to which certain modifications were made to that copacker's equipment to enable it to produce certain products on behalf of the Company. In consideration thereof, the Company agreed to pack a minimum number of cases of products over a four-year period. Should the Company fail to pack the agreed minimum number of cases of products over such period, the Company will be liable to reimburse the copacker for a proportionate share of the cost thereof based on such shortfall. Based on the volume levels achieved by the Company in the past and its expected volume levels, the Company does not believe that it will incur any liability in connection with the above arrangement.

         During March 1999, the Company entered into an arrangement with its glass supplier pursuant to which its glass supplier agreed to install a shrink sleeve-labeling machine at its plant to facilitate the pre-labeling of its glass bottles at the point of manufacture. In consideration thereof, the Company agreed to have a minimum quantity of such labels applied to its glass bottles over a four-year period. Should the Company fail to have the agreed minimum quantity of labels applied over such period, the Company will be liable to compensate its supplier for a proportionate share of the cost thereof based on such shortfall. Based on estimated volume levels, the Company does not believe that it will incur any liability in connection with this arrangement.

         Purchase  Commitments  - As of December 31, 1998,  the Company had open
         purchase   commitments  for  certain  raw  materials  of  approximately
         $307,000.

9.        INCOME TAXES

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

         Components of the income tax provision are as follows:
                                                                          Year Ended December 31,
                                                             1998                  1997                   1996
           Current income taxes:
           Federal                                          $1,180,688            $    -               $     -
           State                                               328,773               40,200                 2,400
                                                       =================     =================      =================
                                                             1,509,461               40,200                 2,400
                                                       =================     =================      =================
           Deferred income taxes:
           Federal                                             675,528              (89,215)              693,174
           State                                               159,813              (38,435)               64,685
           Less change in valuation allowance                 (277,880)             127,650              (757,859)
                                                       =================     =================      =================
                                                               557,461                -                       -
                                                       =================     =================      =================
                                                            $2,066,922            $  40,200            $    2,400
                                                       =================     =================      =================


         The differences between the income tax provision that would result from applying  the 34%  federal  statutory  rate  to  income  (loss)  before provision for income taxes and the reported  provision for income taxes are as follows:
                                                                          Year Ended December 31,
                                                             1998                  1997                   1996
           Income tax provision using the
               statutory rate                               $1,914,217            $ 438,719            $ 122,252
           State taxes, net of federal tax benefit             295,272               40,200                2,400
           Change in utilization of certain net
               operating losses                                106,718
           Permanent differences                                 6,318
           Effect of foreign corporation                                           (520,678)              69,386
           Other                                                22,277              (45,691)              10,618
           Change in valuation allowance                      (277,880)             127,650             (202,256)
                                                       =================      ================      =================
                                                            $2,066,922            $  40,200            $   2,400
                                                       =================      ================      =================


Major components of the Company's  deferred taxes at December 31 are as follows:

                                                                                Year Ended December 31,
                                                                      1998                   1997                  1996
          Net operating loss carryforwards -
              Non-Separate Return Loss Year Limitation
              ("SRLY")                                           $                       $  653,290             $ 603,222

          Net operating loss carryforwards - SRLY                                           101,160                32,149

          Net operating loss carryforwards - state                                          107,021                88,960

          Reserves for returns                                         79,311                61,730                60,533
          Reserves for bad debts                                       56,657                28,860                30,310
          Reserves for obsolescence                                   114,911               161,967                52,195
          Capitalization of inventory costs                            34,272                25,980                17,320
          State franchise tax                                         141,000               (31,383)              (38,310)
          Accrued compensation                                        203,919               139,474                31,164
          Amortization of trademark license                        (1,161,652)             (920,997)             (678,146)
          Depreciation                                                (25,879)              (49,223)              (49,168)
                                                              ----------------      ----------------      ----------------
                                                                     (557,461)              277,879               150,229
          Less valuation allowance                                     --                  (277,879)             (150,229)
                                                              ================      ================      ================
                                                                  $ (557,461)            $    -                 $    -
                                                              ================      ================      ================

         During the year ended December 31, 1997, the operations of the Company's foreign subsidiary, HBC (UK), ceased (Note 2). In connection therewith, certain intercompany balances were forgiven resulting in income to the foreign subsidiary. HBC (UK)'s prior year's net operating loss carryforwards were utilized to fully reduce the taxable income of HBC (UK).

10.       STOCK OPTIONS AND WARRANTS

         The Company has two stock option plans: the Employee Stock Option Plan ("the Plan") and the Outside Directors Stock Option Plan ("Directors Plan").

         The Plan provides for the granting of options to purchase not more than 2,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 1998, options to purchase 1,717,800 shares of Hansen common stock had been granted under the Plan, net of options that have expired, and options to purchase 282,200 shares of Hansen common stock remained available for grant under the Plan (Note 15).

         The Directors' Plan provides for the grant of options to purchase up to 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 1998, options to purchase 36,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 64,000 shares of Hansen common stock remain available for grant.

Information regarding the Plan and the Directors Plan is as follows:

                                                 1998                          1997                         1996
                                                 ----                          ----                         ----
                                                       Weighted                      Weighted                    Weighted
                                                       average                       average                     average
                                                       exercise                      exercise                    exercise
                                         Shares         price          Shares         price         Shares        price
                                     --------------- ------------- --------------- ------------- ------------- -------------
Options outstanding,
 beginning of year                        1,475,500         $1.34       1,332,000         $1.37     1,245,400         $1.44
Options granted                             297,500         $2.04         370,500         $1.10       135,000          $.79
Options exercised                         (919,900)         $1.49        -                            -
Options canceled or expired                (19,200)         $1.11       (227,000)         $1.11      (48,400)         $1.38

                                     --------------- ------------- --------------- ------------- ------------- -------------
Options outstanding,
  end of year                               833,900         $1.49       1,475,500         $1.34     1,332,000         $1.37
                                     ===============               ===============               =============

Option price range                                        $.72 to                       $.72 to                     $.72 to
  end of year                                               $4.50                         $1.79                       $1.79

         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in the years 1996 through 1998 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                   1998                    1997                 1996
                                                   ----                    ----                 ----
           Net income, as reported                     $3,563,129            $1,250,151             $357,166
           Net income, pro forma                       $3,383,375            $1,121,473             $ 49,819

           Net income per common share,
               as reported
              Basic                                          $.38                  $.14                 $.04
              Diluted                                        $.34                  $.13                 $.04

           Net income per common share,
               pro forma
              Basic                                          $.36                  $.12                 $.01
              Diluted                                        $.32                  $.12                 $.01



         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         weighted-average assumptions used for grants in:

                                                Risk-Free
                 Dividend      Expected         Interest
                   Yield      Volatility         Rate         Expected Lives

           1998       0%           72%            5.2%           4 years
           1997       0%           43%            6.0%           3 years
           1996       0%           81%            5.5%           2 years

         The Company has granted warrants to various non-employees to purchase shares of Hansen common stock. Such warrants vest in various increments over an eighteen-month to three-year period. For the year ended December 31, 1998, compensation expense recorded for such warrants totaled $64,919 based on the fair value of such warrants using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield, 0%; expected volatility, 61%; risk-free interest rate, 6%; and expected life, 36 months.

         Information regarding non-employee stock options is as follows:

                                                1998                          1997                         1996
                                                 ----                          ----                         ----
                                                       Weighted                      Weighted                    Weighted
                                                       average                       average                     average
                                                       exercise                      exercise                    exercise
                                         Shares         price          Shares         price         Shares        price
                                     --------------- ------------- --------------- ------------- ------------- -------------
Options outstanding,
  beginning of year                         145,000        $ 1.42         812,500        $ 3.57       812,500        $ 3.61
Options granted                             180,000          2.48         100,000          1.38        15,000          1.50
Options exercised                         (100,000)          1.38            --                          --
Options canceled or expired                  --                         (767,500)          3.69      (15,000)          3.69

                                     ---------------               ---------------               --------------
Options outstanding,
  end of year                               225,000        $ 2.29         145,000        $ 1.42       812,500        $ 3.57
                                     ===============               ===============               =============

Option price range,                                      $1.50 to                      $1.38 to                    $1.50 to
  end of year                                              $ 3.75                         $1.50                      $ 3.69


         The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 1998:

                                                    Options Outstanding                          Options Exercisable
                                   ------------------------------------------------------- ---------------------------------
                                                          Weighted
                                        Number            average       Weighted average        Number          Weighted
                                    outstanding at       remaining          exercise        exercisable at       average
             Range of exercise     December 31, 1998  contractual life        price        December 31, 1998    exercise
                   prices                                                                                         Price
           ----------------------- ------------------ ----------------- ------------------ ------------------ --------------
                   $.72 to $ 1.13            366,000         4                $1.01                   62,800           $.96
                 $ 1.25 to $ 1.38             38,200         2                $1.38                   34,400          $1.38
                 $ 1.50 to $ 1.59            340,700         4                $1.58                  223,500          $1.58
                 $ 1.72 to $ 2.50            270,500         3                $2.26                   58,498          $2.39
                 $ 3.75 to $ 4.50             47,000         5                $4.14                    3,330          $3.75

                                   ==================                                      ==================
                   $.72 to $ 4.50          1,062,400                                                 382,528
                                   ==================                                      ==================



11.       OTHER EXPENSE (INCOME)

         In connection with the acquisition of the Hansen business, the Company was assigned a promissory note made by Hawaiian Water Partners in the original principal amount of $310,027 plus interest thereon and certain additional principal amounts. The note was secured by the proceeds, if any, of a lawsuit. The collectibility of this note was dependent on the outcome of that lawsuit and, consequently, the Company fully reserved against this asset. Following a judgment in the lawsuit, a settlement was reached among the plaintiff, defendant and competing claimants to the proceeds from the lawsuit. Under the terms of the settlement, the Company was to receive a total of $616,000, plus interest. In 1995, the reserve against the note was reduced to $270,000, and the Company recorded $346,000 in other income. Following receipt of the remaining proceeds during 1996, the remaining reserve against the note was eliminated. In connection therewith, $233,000 was recorded in other income during 1996, net of $37,000 of attorney's fees incurred in connection with the settlement, which constituted the full extent of recovery under this note.

12.       MAJOR CUSTOMERS AND SEGMENTATION

         One customer accounted for 27% of the Company's sales for the year ended December 31, 1998. Two customers accounted for 29% and 11%, respectively, of the Company's sales for the year ended December 31, 1997. Two customers accounted for 26% and 13%, respectively, of the Company's sales for the year ended December 31, 1996. A decision by any of these major customers to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

         The Company has determined that it has only one operating segment but manages its business by distribution channel through a warehouse and distributor function. The percentages of the Company's sales represented by each of those functions over the past three years is set out in the table below.

                                         1998             1997              1996
                                         ----             ----              ----

                Warehouse                67%               80%              84%
                Distributor              32%               19%              15%
                Export                    1%                1%               1%


13.      LEGAL PROCEEDINGS

         The second stage of the trial in HBC's action against ERLY in the Superior Court for the State of California was held in July 1997 for the sole purpose of determining the amount of HBC's damages, if any, resulting from ERLY's breach of certain rights of first refusal provisions contained in HBC's subordinated secured promissory note in the principal amount of $4 million in favor of ERLY. In November 1997, the court held that HBC had not suffered any damages as a result of ERLY's breach of the note. HBC has filed an appeal against that judgment. A motion was made by ERLY for the costs of such action to be awarded in its favor, which was dismissed by the court. ERLY has filed a cross appeal on that issue. The full amount due under the note to ERLY was paid in November 1997 with the proceeds of a term loan obtained by the Company from Comerica Bank - California. During 1998, ERLY filed for bankruptcy and the appeal was consequently stayed by law. The Company has filed a claim against ERLY but has received no response from the trustee and is consequently unaware whether the trustee intends to accept the claim or pursue the appeal. The ultimate outcome of this matter cannot presently be predicted.

         Towards the end of 1998, the Company together with the trustee of the Hansen Trust commenced arbitration proceedings against The Fresh Juice Company of California, Inc. ("FJC"), the former trustees of the Trust and a company called Hansen Juice Creations, LLC, ("Creations") in which the Company and the trustee claim (i) that certain acts of the former trustees of the Trust constitute breach of trust; (ii) a certain agreement purportedly entered into between the former trustees of the trust and Creations, is, in whole or in part, void or terminable by the Trust; (iii) certain acts of Creations constitute infringement of the Hansen's trademark and certain acts of FJC constitute contributory infringement of the Hansen's trademarks. The Company and the trustee seek damages and injunctive relief against FJC and Creations. It is expected that such proceedings will be completed before the end of 1999. The Company does not believe that the outcome of such proceedings will materially affect the Company.

         Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the properties is subject, other than ordinary routine litigation incidental to the Company's business.

14.      RELATED PARTY

         A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred to such firm in connection with services rendered to the Company during 1998, 1997 and 1996 were $173,673, $186,033 and $238,069, respectively.

         A director of the Company has been a consultant to the Company since July 1997. Expenses incurred to such director in connection with consulting services rendered to the Company during 1998 and 1997 were $60,000 and $ 30,000 respectively.

         Two directors of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred to such Company in connection with promotional materials purchased in 1998 amounted to $151,393.

         In connection with a net exercise of options to purchase 725,000 shares of the Company's common stock, during 1998, the Company issued 554,732 shares of common stock to two officers of the Company, who are also directors and shareholders of the Company.

15.      SUBSEQUENT EVENT

         On January 4, 1999, the Board of Directors of the Company adopted a resolution to amend the Plan to provide that the aggregate number of shares of common stock issuable upon the exercise of options granted under the Plan shall be increased from 2,000,000 shares to 3,000,000 shares. Such amendment is subject to approval by the stockholders of the Company at the next annual meeting of stockholders.

         Subsequent  to  year-end,   the  Company  granted  options  to  certain
         employees to purchase 356,000 shares of Hansen common stock under the Plan at an exercise price of $4.25 per share.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------------




                       Balance at
                      beginning of       Charged to costs                       Balance at end
   Description           period            and expenses         Deductions         of period
------------------- ------------------ --------------------- ----------------- ------------------

Allowance for doubtful accounts, sales returns and cash discounts:


1998                      $   315,629             1,432,404       (1,369,392)        $   378,641
1997                      $   234,749             1,090,929       (1,010,049)        $   315,629
1996                      $   422,831               937,502       (1,125,584)        $   234,749

Promotional allowances:


1998                       $1,067,749             5,584,000       (5,043,626)         $1,608,123
1997                      $   926,045             4,034,845       (3,893,141)         $1,067,749
1996                      $   782,034             3,915,447       (3,771,436)        $   926,045

Inventory reserves:


1998                      $   383,227                 4,027      (   119,021)        $   268,233
1997                      $   120,543               253,514             9,170        $   383,227
1996                      $   200,000          (    57,997)     (     21,460)        $   120,543

