Form 10-Q
period 1999-03-31
HANSEN NATURAL CORP
filed 1999-05-10
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1999    Commission file number 0-18761


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

                                    Yes X No




               The registrant had 9,938,414 shares of common stock
                        outstanding as of April 30, 1999

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                 March 31, 1999

                                      INDEX



                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999
                     and December 31, 1998                                   3

                  Consolidated Statements of Income for the
                     three-months ended March 31, 1999 and 1998              4

                  Consolidated Statements of Cash Flows for the
                     three-months ended March 31, 1999 and 1998              5

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     7


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                            16

Item 6.           Exhibits and Reports on Form 8-K                          16

                  Signatures                                                16

                  Exhibit Index                                             17

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                                         March 31,          December 31,
                                                                                           1999                  1998
                                                                                           ----                  ----
                                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $        2,076,543     $       3,806,089
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $403,487
    in 1999 and $378,641 in 1998 and promotional allowances
    of $1,846,228 in 1999 and $1,608,123 in 1998)                                           3,156,781             1,827,544
Inventories, net                                                                            5,405,772             5,211,077
Prepaid expenses and other current assets                                                     341,551               244,318
                                                                                   -------------------    ------------------
                                                                                           10,980,647            11,089,028

PROPERTY AND EQUIPMENT, net                                                                   640,567               601,523

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $2,761,610 in 1999 and $2,687,462 in 1998)                                           9,929,269            10,003,417
Note receivable from director                                                                  10,587                20,861
Deposits and other assets                                                                     313,462               211,903
                                                                                   -------------------    ------------------
                                                                                           10,253,318            10,236,181
                                                                                   ===================    ==================
                                                                                   $       21,874,532     $      21,926,732
                                                                                   ===================    ==================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                   $        3,755,346     $       1,870,253
Accrued liabilities                                                                           328,291               403,864
Accrued compensation                                                                          181,404               476,001
Current portion of long-term debt                                                           1,111,525             2,072,818
Income taxes payable                                                                          200,310             1,269,185
                                                                                   -------------------    ------------------
                                                                                            5,576,876             6,092,121

LONG-TERM DEBT, less current portion                                                          693,684             1,334,967

DEFERRED INCOME TAX LIABILITY                                                                 707,836               557,461

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value;  30,000,000  shares  authorized;  9,938,414  and
    9,911,905 shares issued
    and outstanding in 1999 and 1998, respectively                                             49,692                49,560
Additional paid-in capital                                                                 11,228,333            11,207,765
Retained earnings                                                                           3,618,111             2,684,858
                                                                                   -------------------    ------------------
    Total shareholders' equity                                                             14,896,136            13,942,183
                                                                                   -------------------    ------------------
                                                                                   $       21,874,532     $      21,926,732
                                                                                   ===================    ==================



HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                       1999                           1998
                                                                       ----                           ----


NET SALES                                                        $    15,229,104                $    11,264,856

COST OF SALES                                                          7,821,425                      5,613,428
                                                              -------------------                 -------------

GROSS PROFIT                                                           7,407,679                      5,651,428

OPERATING EXPENSES:
Selling, general and administrative                                    5,771,247                      4,278,486
Amortization of trademark license and trademarks                          74,148                         73,800
Other expenses                                                            15,000                         15,000
                                                              -------------------                 --------------

     Total operating expenses                                          5,860,395                      4,367,286
                                                              -------------------                 --------------


OPERATING INCOME                                                       1,547,284                      1,284,142

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                                            63,031                        109,936
Interest income                                                          (26,159)                        (1,103)
                                                              -------------------               ----------------

     Net nonoperating expense                                             36,872                        108,833

                                                              -------------------               ----------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                  1,510,412                      1,175,309

PROVISION FOR INCOME TAXES                                               601,500                        470,123
                                                              -------------------                 --------------


NET INCOME                                                       $       908,912                $       705,186
                                                              ===================               ================

NET INCOME PER COMMON SHARE:
     Basic                                                   $             0.09             $             0.08
                                                              ===================               ================
     Diluted                                                 $             0.09             $             0.07
                                                              ===================               ================

NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                             9,924,933                      9,130,869
                                                              ===================               ================
     Diluted                                                          10,521,733                      9,740,264
                                                              ===================               ================




HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                                        1999                      1998
                                                                                        ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $         908,912          $         705,186
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization of trademark license and trademarks                                        74,148                     73,800
   Depreciation and other amortization                                                     64,226                     76,466
   Compensation expense related to issuance of stock options                               24,341
   Deferred income taxes                                                                  150,375
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable                                                               (1,329,237)                  (663,137)
     Inventories                                                                         (194,695)                   423,161
     Prepaid expenses and other current assets                                            (97,233)                    37,735
     Accounts payable                                                                   1,885,093                   (438,580)
     Accrued liabilities                                                                  (75,573)                  (127,150)
     Accrued compensation                                                                (294,597)                   (70,989)
     Income taxes payable                                                              (1,068,875)                   458,790
                                                                                ------------------         ------------------
       Net cash provided by operating activities                                           46,885                    475,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                       (103,270)                  (264,441)
Increase in trademark license and trademarks                                                                         (17,233)
Decrease in note receivable from director                                                  10,274                     10,872
Increase in deposits and other assets                                                    (101,559)                    (7,784)
                                                                                ------------------         ------------------
       Net cash used in investing activities                                             (194,555)                  (278,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                   (1,602,576)                  (126,008)
Issuance of common stock                                                                   20,700
                                                                                ------------------         ------------------
       Net cash used in financing activities                                           (1,581,876)                  (126,008)

                                                                                ------------------         ------------------
NET (DECREASE) INCREASE IN CASH                                                        (1,729,546)                    70,688
CASH, beginning of period                                                               3,806,089                    395,231
                                                                                ==================         ==================
CASH, end of period                                                             $       2,076,543          $         465,919
                                                                                ==================         ==================

SUPPLEMENTAL INFORMATION Cash paid during the year for:
     Interest                                                                   $          75,252          $          96,544
                                                                                ==================         ==================
     Income taxes                                                               $       1,520,000          $           2,400
                                                                                ==================         ==================

NONCASH TRANSACTIONS:
     During the  three-month  period  ended March 31, 1999,  the Company  issued
       11,509 shares of common stock to employees in connection with a net exercise of options to purchase 15,800 shares of common stock.

HANSEN NATURAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED MARCH 31, 1999 AND YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------

         1.       BASIS OF PRESENTATION

         Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1998, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and CVI Ventures, Inc. The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

  2.              INVENTORIES

         Inventories consist of the following at:

                                           March 31,              December 31,
                                              1999                   1998
                                          -------------          -------------
           Raw materials                  $ 2,520,686             $ 1,815,040
           Finished goods                   3,155,646               3,664,270
                                          -------------          -------------
                                            5,676,332               5,479,310
           Less inventory reserve            (270,560)               (268,233)
                                          -------------          -------------
                                          $ 5,405,772             $ 5,211,077
                                          =============          =============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

         During the three-months ended March 31, 1999 the Company continued to make progress towards achieving its goal of expanding both the Hansen's(R) brand product range and distribution of such products into new markets outside of California. Sales of the Company's functional drinks continued to exhibit strength and good repeat purchase by consumers. During the period concerned, the Company introduced its new line of premium Hansen's(R) Signature Sodas. Higher than expected sales of Signature Sodas during the period bodes well for the future prospects for this new line. In addition, Southland Corporation, which operates and/or franchises more than 5,000 7-11 stores throughout the United States and Canada, has authorized its 7-11 stores to sell the Hansen's(R) Signature Soda line.

         During the period concerned, the Company participated in an aggressive sampling program in club stores, which resulted in increased marketing and promotional expenses.

         The redesign of the graphics for the Company's Natural Sodas and Smoothie products in cans is progressing and should be completed during the second quarter of 1999. The Company anticipates introducing its new line of premium functional Smoothies in cans during the second quarter of 1999 and in bottles later in the year.

         The increase in net sales and profitability in the first quarter of 1999 was primarily attributable to the Signature Soda line which was introduced during January 1999, the Company's Healthy Start(TM) juice line and apple juice blends, as well as increased sales of the Company's energy and other functional drinks in 8.2 oz. slim cans as compared to the comparable period in 1998. Sales of Natural Sodas and Smoothies in cans and bottles were also higher in the period concerned as compared to the comparable period in 1998. The increase in net sales was partially offset by decreased sales principally of apple juice and teas, lemonades and juice cocktails.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended March 31, 1999 Compared to the Three-months Ended March 31, 1998

         Net Sales. For the three-months ended March 31, 1999, net sales were approximately $15.2 million, an increase of $4.0 million or 35.2% higher than the $11.2 million net sales for the three-months ended March 31, 1998. The increase in net sales was primarily attributable to sales of the Company's new Signature Soda line, which was introduced in the first quarter of 1999, the Healthy Start(TM) juice line, which was introduced during the second quarter of 1998, power, which was introduced in the fourth quarter of 1998, the Company's apple juice blends, which were introduced in the second quarter of 1998, and increased sales of the Company's energy and other functional drinks in 8.2 oz. slim cans, Smoothies in cans and bottles, and Natural Sodas in cans. The increase in net sales was partially offset by decreased sales principally of apple juice and teas, lemonades and juice cocktails.

         Gross Profit. Gross profit was $7.4 million for the three-months ended March 31, 1999, an increase of $1.8 million or 31.1% higher than the $5.7 million gross profit for the three-months ended March 31, 1998. Gross profit as a percentage of net sales decreased to 48.6% for the three-months ended March 31, 1999 from 50.2% for the three-months ended March 31, 1998. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $5.9 million for the three-months ended March 31, 1999, an increase of $1.5 million or 34.2% higher than total operating expenses of $4.4 million for the three-months ended March 31, 1998. Total operating expenses as a percentage of net sales were 38.5% for the three-months ended March 31, 1999 which was comparable to operating expenses as a percentage of net sales of 38.8% for the three-months ended March 31, 1998. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

         Selling, general and administrative expenses were $5.8 million for the three-months ended March 31, 1999, an increase of $1.5 million or 34.9% higher than selling, general and administrative expenses of $4.3 million for the three-months ended March 31, 1998. Selling, general and administrative expenses as a percentage of net sales was 37.9% for the three-months ended March 31, 1999 which was comparable to selling, general and administrative expenses as a percentage of net sales of 38.0% for the three-months ended March 31, 1998. The increase in selling expenses was primarily attributable to increases in distribution expenses in connection with sales made in areas outside California, promotional allowances and materials, and expenditures for sampling and product demonstrations primarily in connection with the introduction of new products. The costs that were incurred by the Company in sampling the Healthy Start(TM) juice line in club stores during its introductory phase were unusually high. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Operating Income. Operating income was $1.5 million for the three-months ended March 31, 1999, an increase of $263,000 or 20.5% higher than operating income of $1.3 million for the three-months ended March 31, 1998. Operating income as a percentage of net sales decreased to 10.2% for the three-months ended March 31, 1999 from 11.4% in the comparable period in 1998. The increase in operating income was attributable to a $1.8 million increase in gross profit which was offset by an increase of $1.5 million in operating expenses. The decrease in operating income as a percentage of net sales was primarily attributable to a decrease in gross profit as a percentage of net sales.

         Net Nonoperating Expense. Net nonoperating expense was $37,000 for the three-months ended March 31, 1999, a decrease of $72,000 or 66.1% lower than net nonoperating expense of $109,000 for the three-months ended March 31, 1998. Net nonoperating expense consists of interest and financing expense, and interest income. Interest and financing expense for the three-months ended March 31, 1999 was $63,000 as compared to interest and financing expense of $110,000 for the three-months ended March 31, 1998. The decrease in interest and financing expense was primarily attributable to lower interest expense incurred on the Company's long-term debt (including current portion of long-term debt), which was substantially lower than the average outstanding long-term debt during the comparable period in 1998 and also due to the fact that no financing expenses were incurred during 1999. Interest income for the three-months ended March 31, 1999 was $26,000 as compared to $1,000 for the three-months ended March 31, 1998. The increase in interest income was primarily attributable to increased cash invested in interest-bearing securities during the period.

         Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 1999 was $602,000 as compared to provision for income taxes of $470,000 for the comparable period in 1998. The $131,000 increase in provision for income taxes was primarily attributable to increased operating income and decreased net nonoperating expense.

         Net Income. Net income was $909,000 for the three-months ended March 31, 1999, an increase of $204,000 or 28.9% higher than net income of $705,000 for the three-months ended March 31, 1998. The increase in net income was attributable to an increase in operating income of $263,000 and a decrease in nonoperating expense of $72,000 that was offset by an increase in the provision for income taxes of $131,000.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had working capital of $5,404,000 compared to working capital of $4,997,000 as of December 31, 1998. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, and deferred income taxes. The increase in working capital was partially offset by repayments made in reduction of HBC's term loan and increases in noncurrent assets.

         Net cash provided by operating activities decreased to $47,000 for the three-months ended March 31, 1999 as compared to net cash provided by operating activities of $475,000 for the comparable period in 1998. The decrease in net cash provided by operating activities was primarily attributable to an increase in net cash used in connection with operating assets and liabilities including the acquisition of increased inventories, increases in accounts receivable and the payment of income taxes. During the three-months ended March 31, 1999, a portion of the Company's cash reserves was also used for the acquisition of property and equipment, and to reduce long-term debt. The acquisition of increased inventories and increases in accounts receivable, acquisition of property and equipment and repayment of the Company's long-term debt, as well as HBC's acquisition and development plans are, and for the foreseeable future, are expected to remain HBC's principle recurring use of cash and working capital funds.

         Net cash used in investing activities decreased to $195,000 for the three-months ended March 31, 1999 as compared to net cash used in investing activities of $279,000 for the comparable period in 1998. The decrease in net cash used in investing activities was primarily attributable to decreased purchases of property and equipment and no expenditure was incurred in connection with trademark license and trademarks. The decrease in cash used was partially offset by increases in deposits and other assets which include certain graphic design expenses which are amortized over a number of years. Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand as well as the development and introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

         Net cash used in financing activities increased to $1,582,000 for the three-months ended March 31, 1999 as compared to net cash used in financing activities of $126,000 for the comparable period in 1998. The increase in net cash used in financing activities was primarily attributable to increased principal payments made in reduction of HBC's term loan. Such increase was partially offset by cash received by the Company from the issuance of its common stock.

         As of March 31, 1999, approximately $1,799,000 was outstanding under the term loan.

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

         The Company is in the process of investigating its information technology ("IT") systems as well as its non-information technology ("NIT") systems. Based upon such investigation, the Company believes that the majority of its IT and NIT systems are Year 2000 compliant. However, certain systems such as the communication and voice mail system still require remediation. To date, the expenses incurred by the Company in order to become Year 2000 compliant, including computer software costs, have been approximately $80,000 and the current estimated cost to complete remediation is expected not to exceed $45,000. Such costs, other than software, have been and will continue to be expensed as incurred. Remediation and testing activities are well underway with approximately 85% of the Company's systems already compliant. The Company estimates that it will complete the required remediation, including testing of all of its IT and NIT systems, and be fully compliant, by the end of the third quarter of 1999.

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

European Monetary Union

         Within Europe, The European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

 - Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
 - Changes in consumer preferences;
 - Changes in demand that are weather related, particular in areas outside of California;
 - Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
 - The introduction of new products;
 - Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement
Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration;
 - Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
 - The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;

 - The Company's ability to penetrate new markets;
 - The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
 - Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
 - The terms and/or availability of the Company's credit facilities and the actions of it's creditors;
 - The effectiveness of the Company's advertising, marketing and promotional programs;
 - Adverse weather conditions, which could reduce demand for the Company's products;
 - The Company's customers', co-packers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address Year 2000 issues; and
 - The Company's project plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events. Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the inability to identify and correct all relevant computer codes and imbedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.

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

                                   HANSEN NATURAL CORPORATION
                                   Registrant


Date:   May 10, 1999               /s/ Rodney C. Sacks
                                   Chairman of the Board
                                   and Chief Executive Officer



Date:   May 10, 1999               /s/ Hilton H. Schlosberg
                                   Vice Chairman of the Board,
                                   President, Chief Operating Officer,
                                   Chief Financial Officer and Secretary