Form 10-Q
period 1999-06-30
HANSEN NATURAL CORP
filed 1999-08-16
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For the Quarterly Period Ended June 30, 1999 Commission file number 0-18761


                           HANSEN NATURAL CORPORATION
             (Exact name of Registrant as specified in its charter)


                               Delaware 39-1679918
                (State or other jurisdiction of (I.R.S. Employer incorporation or organization Identification No.)


                        2380 Railroad Street, Suite 101,
                          Corona, California 92880-5471
               (Address of principal executive offices) (Zip Code)


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


                                                  Yes  X    No




               The registrant had 9,975,568 shares of common stock
                         outstanding as of July 30, 1999

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                  June 30, 1999

                                      INDEX



                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998                                        3

                  Consolidated Statements of Operations for the
                  three and six-months ended June 30, 1999 and 1998            4

                  Consolidated Statements of Cash Flows for the
                  six-months ended June 30, 1999 and 1998                      5

                  Notes to Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                              18

Item 6.           Exhibits and Reports on Form 8-K                            18

                  Signatures                                                  18

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                                         June 30,            December 31,
                                                                                           1999                   1998
                                                                                    ------------------    -------------------
                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                           $       2,891,338     $        3,806,089
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $408,224
    in 1999 and $378,641 in 1998 and promotional allowances
    of $2,310,023 in 1999 and $1,608,123 in 1998)                                           4,810,843              1,827,544
Inventories, net                                                                            6,502,521              5,211,077
Prepaid expenses and other current assets                                                     415,923                244,318
                                                                                    ------------------    -------------------
                                                                                           14,620,625             11,089,028

PROPERTY AND EQUIPMENT, net                                                                   625,136                601,523

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $2,835,758 in 1999 and $2,687,462 in 1998)                                           9,855,120             10,003,417
Note receivable from director                                                                                         20,861
Deposits and other assets                                                                     523,956                211,903
                                                                                    ------------------    -------------------
                                                                                           10,379,076             10,236,181
                                                                                    ------------------    -------------------
                                                                                    $      25,624,837     $       21,926,732
                                                                                    ==================    ===================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $       5,064,146     $        1,870,253
Accrued liabilities                                                                           369,127                403,864
Accrued compensation                                                                          314,899                476,001
Current portion of long-term debt                                                           1,024,042              2,072,818
Income taxes payable                                                                        1,104,960              1,269,185
                                                                                    ------------------    -------------------
                                                                                            7,877,174              6,092,121

LONG-TERM DEBT, less current portion                                                          630,008              1,334,967

DEFERRED INCOME TAX LIABILITY                                                                 756,986                557,461

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value;  30,000,000  shares  authorized;  9,959,143  and
    9,911,905 shares issued and outstanding in 1999 and 1998, respectively                     49,796                 49,560
Additional paid-in capital                                                                 11,228,229             11,207,765
Retained earnings                                                                           5,082,644              2,684,858
                                                                                    ------------------    -------------------
    Total shareholders' equity                                                             16,360,669             13,942,183
                                                                                    ------------------    -------------------
                                                                                    $      25,624,837     $       21,926,732
                                                                                    ==================    ===================


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended                        Six Months Ended
                                                                   June 30,                                 June 30,
                                                      ------------------------------------    -------------------------------------
                                                             1999               1998                 1999                1998
                                                      -----------------   ----------------    -----------------   -----------------

NET SALES                                             $     19,142,247    $    13,950,530     $     34,371,351    $     25,215,385

COST OF SALES                                               10,161,707          7,009,343           17,983,133          12,622,771
                                                      -----------------   ----------------    -----------------   -----------------

GROSS PROFIT                                                 8,980,540          6,941,187           16,388,218          12,592,614

OPERATING EXPENSES:
Selling, general and administrative                          6,481,186          5,283,867           12,252,432           9,562,351
Amortization of trademark license and trademarks                74,148             73,800              148,296             147,600
Other expenses                                                  15,000             15,000               30,000              30,000
                                                      -----------------   ----------------    -----------------   -----------------

         Total operating expenses                            6,570,334          5,372,667           12,430,728           9,739,951
                                                      -----------------   ----------------    -----------------   -----------------

OPERATING INCOME                                             2,410,206          1,568,520            3,957,490           2,852,663

NET INTEREST AND FINANCING EXPENSE                              16,216            102,824               53,088             211,657

                                                      -----------------   ----------------    -----------------   -----------------

INCOME BEFORE PROVISION
    FOR INCOME TAXES                                         2,393,990          1,465,696            3,904,402           2,641,006

PROVISION FOR INCOME TAXES                                     953,800            450,000            1,555,300             920,123
                                                      -----------------   ----------------    -----------------   -----------------


NET INCOME                                            $      1,440,190    $     1,015,696     $      2,349,102    $      1,720,883
                                                      =================   =====================================   =================


NET INCOME PER COMMON SHARE:
         Basic                                        $           0.14    $          0.11     $           0.24    $           0.19
                                                      =================   ================    =================   =================
         Diluted                                      $           0.14    $          0.10     $           0.22    $           0.17
                                                      =================   ================    =================   =================


NUMBER OF COMMON SHARES USED
 IN PER SHARE COMPUTATIONS:
    Basic                                                    9,951,147          9,140,948            9,938,112           9,135,936
                                                      =================   ================    =================   =================
    Diluted                                                 10,638,447         10,361,279           10,567,539          10,391,250
                                                      =================   ================    =================   =================

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                                        1999                       1998
                                                                                 ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $      2,349,102           $      1,720,883
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of trademark license and trademarks                                      148,297                    147,600
    Depreciation and other amortization                                                    72,761                    100,899
    Compensation expense related to issuance of stock options                              48,684                     16,229
    Deferred income taxes                                                                 199,525
    Effect on cash of changes in operating assets and liabilities:
      Accounts receivable                                                              (2,983,299)                (1,340,137)
      Inventories                                                                      (1,291,444)                   (80,756)
      Prepaid expenses and other current assets                                          (171,605)                    50,825
      Accounts payable                                                                  3,193,893                    660,244
      Accrued liabilities                                                                 (34,737)                    29,914
      Accrued compensation                                                               (161,102)                   125,137
      Income taxes payable                                                               (164,225)                   908,790
                                                                                 -----------------          -----------------
        Net cash provided by operating activities                                       1,205,850                  2,339,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                        (96,374)                  (310,538)
Increase in trademark license and trademarks                                                                         (29,217)
Decrease in note receivable from director                                                  20,861                     21,699
Increase in deposits and other assets                                                    (312,053)                   (18,215)
                                                                                 -----------------          -----------------
        Net cash used in investing activities                                            (387,566)                  (336,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                   (1,753,735)                  (252,045)
Issuance of common stock                                                                   20,700
                                                                                 -----------------          -----------------
        Net cash used in financing activities                                          (1,733,035)                  (252,045)

                                                                                 -----------------          -----------------
NET (DECREASE) INCREASE IN CASH                                                          (914,751)                 1,751,312
CASH, beginning of period                                                               3,806,089                    395,231
                                                                                 -----------------          -----------------
CASH, end of period                                                              $      2,891,338           $      2,146,543
                                                                                 =================          =================

SUPPLEMENTAL INFORMATION Cash paid during the year for:
      Interest                                                                   $        117,508           $        193,520
                                                                                 =================          =================
      Income taxes                                                               $      1,520,000           $          2,400
                                                                                 =================          =================


NONCASH TRANSACTIONS:
      During the six-month period ended June 30, 1999, the Company issued 32,238 shares of common stock to employees in connection with a net exercise of options to purchase 41,800 shares of common stock.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX-MONTHS ENDED JUNE 30, 1999 AND YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

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

         2.       INVENTORIES

         Inventories consist of the following at:


                                                June 30,           December 31,
                                                  1999                 1998
                                             ---------------      --------------
         Raw materials                           $2,849,025          $1,815,040
         Finished goods                           3,881,545           3,664,270
                                             ---------------      --------------
                                                  6,730,570           5,479,310
         Less inventory reserves                   (228,049)           (268,233)
                                             ---------------      --------------
                                                 $6,502,521          $5,211,077
                                             ===============      ==============

HANSEN NATURAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

         During the three-months ended June 30, 1999 the Company continued to make progress towards achieving its goal of expanding both the Hansen's(R) brand product range and distribution of such products into new markets outside of California.

         The redesign of the graphics for the Company's Natural Sodas and Smoothie products in cans was completed during the second quarter of 1999. The Company anticipates introducing its new line of premium functional Smoothies in cans during the third quarter of 1999 and in bottles later in the year.

         The increase in net sales was primarily attributable to sales of the Company's new Signature Soda line, which was introduced in the first quarter of 1999, sales of two flavors of Smoothies in 64-ounce polyethylene terephthalale ("P.E.T.") plastic bottles, which package was introduced in the fourth quarter of 1998, increased sales of the Company's energy and other functional drinks in 8.2-ounce slim cans, and increased sales of the Healthy Start(TM) juice line, which was introduced during the second quarter of 1998. The increase in net sales was also attributable, to a lesser extent, to sales of the Company's new Gold Standard Premium functional iced tea line which was introduced in the second quarter of 1999, and increased sales of the Company's apple juice product lines, and Smoothies in 13.5-ounce bottles. The increase in net sales was partially offset by decreased sales of teas, lemonades and juice cocktails. Sales of Smoothies and Natural Sodas in cans were marginally lower than the comparable quarter of 1998.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations For The Three-Months Ended June 30, 1999 Compared to the Three-Months Ended June 30, 1998

         Net Sales. For the three-months ended June 30, 1999, net sales were $19.1 million, an increase of $5.2 million or 37.2% over the $14.0 million net sales for the three-months ended June 30, 1998. The increase in net sales was primarily attributable to sales of the Company's new Signature Soda line, which was introduced in the first quarter of 1999, sales of two flavors of Smoothies in 64-ounce P.E.T. plastic bottles, which package was introduced in the fourth quarter of 1998, increased sales of the Company's energy and other functional drinks in 8.2-ounce slim cans, and increased sales of the Healthy Start(TM) juice line, which was introduced during the second quarter of 1998. The increase in net sales was also attributable, to a lesser extent, to sales of the Company's new Gold Standard Premium functional iced tea line which was introduced in the second quarter of 1999, and increased sales of the Company's apple juice product lines, and Smoothies in 13.5-ounce bottles. The increase in net sales was partially offset by decreased sales of teas, lemonades and juice cocktails. Sales of Smoothies and Natural Sodas in cans were marginally lower than the comparable quarter of 1998.

         Gross Profit. Gross profit was $9.0 million for the three-months ended June 30, 1999, an increase of $2.0 million or 29.4% over the $6.9 million gross profit for the three-months ended June 30, 1998. Gross profit as a percentage of net sales decreased to 46.9% for the three-months ended June 30, 1999 from 49.8% for the three-months ended June 30, 1998. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $6.6 million for the three-months ended June 30, 1999, an increase of $1.2 million or 22.3% over total operating expenses of $5.4 million for the three-months ended June 30, 1998. Total operating expenses as a percentage of net sales decreased to 34.3% for the three-months ended June 30, 1999 from 38.5% for the three-months ended June 30, 1998. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in selling, general and administrative expenses from the comparable period in 1998.

         Selling, general and administrative expenses were $6.5 million for the three-months ended June 30, 1999, an increase of $1.2 million or 22.7% over selling, general and administrative expenses of $5.3 million for the three-months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 33.9% for the three-months ended June 30, 1999 from 37.9% for the three-months ended June 30, 1998. The increase in selling expenses was primarily attributable to increases in distribution
(freight) costs, promotional expenditures and allowances, and expenditures incurred for in-store demonstrations and sampling, particularly in club stores. The increase in selling expenses was partially offset by a decrease in expenditures incurred for merchandise displays and point of sale materials. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Amortization expense was $74,000 for each of the three-months ended June 30, 1999 and 1998.

         Other expenses were $15,000 for each of the three-months ended June 30, 1999 and 1998.

         Operating Income. Operating income was $2,410,000 for the three-months ended June 30, 1999, an increase of $841,000 or 53.7% over operating income of $1,569,000 for the three- months ended June 30, 1998. Operating income as a percentage of net sales increased to 12.6% for the three-months ended June 30, 1999 from 11.2% in the comparable period in 1998. The increase in operating income was attributable to the $2.0 million increase in gross profit which was partially offset by the increase of $1.2 million in operating expenses.

         Net Nonoperating Expense. Net nonoperating expense expense was $16,000 for the three-months ended June 30, 1999, a decrease of $87,000 from net nonoperating expense expense of $103,000 for the three-months ended June 30, 1998. Net nonoperating expense consists of interest and financing expense and interest income. Interest and financing expense was $40,000 for the three-months ended June 30, 1999 as compared to $109,000 for the comparable period in 1998. The decrease in interest and financing expense was attributable to a reduction in financing fees that were completely amortized in 1998 and to the fact that the principal amounts outstanding on the Company's term loan were lower in 1999 than during the comparable period in 1998. Interest income was $24,000 for the three-months ended June 30, 1999, as compared to interest income of $6,000 during the comparable period in 1998. The increase in interest income is attributable to an increase in cash invested in interest bearing securities.

         Provision for Income Taxes. Provision for income taxes was $954,000, for the three-months ended June 30, 1999, an increase of $504,000 over the provision for income taxes of $450,000 for the comparable period in 1998. The effective tax rate for the three-months ended June 30, 1999 was 39.8% as compared to 30.7% for the comparable period in 1998. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes and the increase in the effective tax rate for the three-months ended June 30, 1999. Certain net operating loss carryforwards resulted in a lower effective tax in 1998. Such net operating loss carryforwards were not available in 1999.

         Net Income. Net income was $1,440,000 for the three-months ended June 30, 1999, compared to net income of $1,016,000 for the three-months ended June 30, 1998. The $424,000 increase in net income consists of an increase in operating income of $841,000 and a decrease of $87,000 in net interest and financing expense which was partially offset by a $504,000 increase in provision for income taxes.

Results of Operations For The Six-months Ended June 30, 1999 Compared to The Six-months Ended June 30, 1998

         Net Sales. For the six-months ended June 30, 1999, net sales were approximately $34.4 million, an increase of $9.2 million or 36.3% over the $25.2 million net sales for the six-months ended June 30, 1998. The increase in net sales was primarily attributable to increased sales of the Healthy Start(TM) juice line, which was introduced during the second quarter of 1998, sales of the Company's new Signature Soda line, which was introduced in the first quarter of 1999, sales of two flavors of Smoothies in 64-ounce P.E.T. plastic bottles, which package was introduced in the fourth quarter of 1998, increased sales of the Company's energy and other functional drinks in 8.2-ounce slim cans, and, to a lesser extent, sales of the Company's new Gold Standard Premium functional tea line which was introduced in the second quarter of 1999, and increased sales of the Company's apple juice product lines, Smoothies, and Natural Soda in cans.
The increase in net sales was partially offset by decreased sales of teas, lemonades and juice cocktails and Smoothies in 13.5-ounce bottles.

         Gross Profit. Gross profit was $16.4 million for the six-months ended June 30, 1999, an increase of $3.8 million or 30.1% over the $12.6 million gross profit for the six-months ended June 30, 1998. Gross profit as a percentage of net sales decreased to 47.7% for the six-months ended June 30, 1999 from 49.9% for the six-months ended June 30, 1998. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $12.4 million for the six-months ended June 30, 1999, an increase of $2.7 million or 27.6% over total operating expenses of $9.7 million for the six-months ended June 30, 1998. Total operating expenses as a percentage of net sales decreased to 36.2% for the six-months ended June 30, 1999 from 38.6% for the six-months ended June 30, 1998. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in selling, general and administrative expenses from the comparable period in 1998.

         Selling, general and administrative expenses were $12.3 million for the six-months ended June 30, 1999, an increase of $2.7 million or 28.1% over selling, general and administrative expenses of $9.6 million for the six-months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 35.6% for the six-months ended June 30, 1999 from 37.9% for the comparable period in 1998. The increase in selling expenses was primarily attributable to increases in distribution (freight) costs, promotional expenditures and allowances, and expenditures incurred for in-store demonstrations and sampling, particularly in club stores. The increase in selling expenses was partially offset by a decrease in expenditures incurred for merchandise displays and point of sale materials. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Amortization expense was $148,000 for each of the six-months ended June 30, 1999 and 1998.

     Other expenses were $30,000 for each of the six-months ended June 30, 1999 and 1998.

         Operating Income. Operating income was $3,957,000 for the six-months ended June 30, 1999, an increase of $1,104,000 or 38.7% over operating income of $2,853,000 for the six- months ended June 30, 1998. Operating income as a percentage of net sales increased to 11.5% for the six-months ended June 30, 1999 from 11.3% in the comparable period in 1998. The increase in operating income was attributable to a $3.8 million increase in gross profit which was partially offset by an increase of $2.7 million in operating expenses.

         Net Nonoperating Expense. Net nonoperating expense was $53,000 for the six-months ended June 30, 1999, a decrease of $159,000 from net nonoperating expense of $212,000 for the six-months ended June 30, 1998. Net nonoperating expense consists of interest and financing expense and interest income. Interest and financing expense was $103,000 for the six-months ended June 30, 1999 as compared to $219,000 for the comparable period in 1998. The decrease in interest and financing expense was attributable to a reduction in financing fees that were completely amortized in 1998 and to the fact that the principal amounts outstanding on the Company's term loan were lower in 1999 than during the comparable period in 1998. Interest income was $50,000 for the six-months ended June 30, 1999, as compared to interest income of $7,000 during the comparable period in 1998. The increase in interest income is attributable to an increase in cash invested in interest bearing securities.

         Provision for Income Taxes. Provision for income taxes was $1,555,000 for the six months ended June 30, 1999, an increase of $635,000 over the provision for income taxes of $920,000 for the comparable period in 1998. The effective tax rate for the six-months ended June 30, 1999 was 39.8% as compared to 34.8% for the comparable period in 1998. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes and the increase in the effective tax rate for the six-months ended June 30, 1999. Certain net operating loss carryforwards resulted in a lower effective tax in 1998. Such net operating loss carryforwards were not available in 1999.

         Net Income. Net income was $2,349,000 for the six-months ended June 30, 1999 compared to net income of $1,721,000 for the six-months ended June 30, 1998. The $628,000 increase in net income consists of an increase in operating income of $1,104,000 and a decrease of $159,000 in net interest and financing expenses which was partially offset by a $635,000 increase in provision for income taxes.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had working capital of $6,743,000 compared to working capital of $4,997,000 as of December 31, 1998. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, and deferred income taxes. The increase in working capital was partially offset by repayments made in reduction of HBC's term loan, increases in deposits and other assets, and acquisitions of property and equipment.

         Net cash provided by operating activities decreased to $1,206,000 for the six-months ended June 30, 1999 as compared to net cash provided by operating activities of $2,340,000 for the comparable period in 1998. The decrease in net cash provided by operating activities was primarily attributable to increases in inventories and accounts receivable to support the increase in net sales, which was partially offset by an increase in accounts payable.

         Net cash used in investing activities was $388,000 for the six-months ended June 30, 1999 as compared to net cash used in investing activities of $336,000 for the comparable period in 1998. Net cash used in investing activities was primarily attributable to increased deposits and other assets and purchases of property and equipment. Deposits and other assets include certain graphic design expenses which are amortized over a number of years.

         Net cash used in financing activities was $1,733,000 for the six-months ended June 30, 1999 as compared to net cash used in financing activities of $252,000 for the comparable period in 1998. The increase in net cash used in financing activities was primarily attributable to increased principal payments made in reduction of HBC's term loan.

         As of June 30, 1999, $1,649,000 was outstanding under the term loan, as compared to $3,400,000 outstanding on December 31, 1998. Effective June 14, 1999, the Company's bank reduced the annual interest rate on the term loan from the bank's base rate ("prime") plus 1 1/2% to prime plus 1/2%.

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

         The acquisition of increased inventories and increases in accounts receivable, acquisition of property and equipment, increases in trademark licenses and trademarks, repayment of the Company's long-term debt, repurchase of the Company's common stock, as well as HBC's acquisition and development plans are, and for the foreseeable future, expected to remain HBC's principle recurring use of cash and working capital funds. Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise displays, vans and promotional vehicles, trademarks, and businesses compatible with the image of the Hansen's(R) brand as well as the development and introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

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

         The Company is in the process of investigating its information technology ("IT") systems as well as its non-information technology ("NIT") systems. Based upon such investigation, the Company believes that the majority of its IT and NIT systems are Year 2000 compliant. However, certain systems such as the communication and voice mail system still require remediation. To date, the expenses incurred by the Company in order to become Year 2000 compliant, including computer software costs, have been approximately $90,000 and the current estimated cost to complete remediation is expected not to exceed $35,000. Such costs, other than software, have been and will continue to be expensed as incurred. Remediation and testing activities are well underway with approximately 90% of the Company's systems already compliant. The Company estimates that it will complete the required remediation, including testing of all of its IT and NIT systems, and be fully compliant, by the end of the third quarter of 1999.

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

         On January 1, 1999,  the  participating  countries  adopted the euro as their local currency, initially available for currency trading on currency exchanges and noncash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be used for cash transactions. For a period of up to six-months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

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

          Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities; Changes in consumer preferences; Changes in demand that are weather related, particular in areas outside of California; Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors; The introduction of new products; Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration; Changes in the cost and availability of raw materials and the ability tomaintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products; The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;

          The Company's ability to penetrate new markets; The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company; Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time; The terms and/or availability of the Company's credit facilities and the actions of it's creditors; The effectiveness of the Company's advertising, marketing and promotional programs; Adverse weather conditions, which could reduce demand for the Company's products; The Company's customers', co-packers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address Year 2000 issues; and The Company's project plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events. Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the inability to identify and correct all relevant computer codes and imbedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.


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

                                                     HANSEN NATURAL CORPORATION
                                                     Registrant


Date:   August 13, 1999
                                                     /s/ Rodney C. Sacks
                                                     Chairman of the Board and
                                                     Chief Executive Officer


Date:   August 13, 1999
                                                     /s/ Hilton H. Schlosberg
                                                     Vice Chairman of the Board,
                                                     President, Chief Operating
                                                     Officer, Chief Financial
                                                     Officer and Secretary

                                  EXHIBIT INDEX


 Exhibit 10 (jjj)      Stock Repurchase Agreement dated as of August 3, 1998, by
                       and between Hansen Natural Corporation and Rodney C. Sacks

 Exhibit 10 (kkk)      Stock Repurchase Agreement dated as of August 3, 1998, by
                       and between Hansen Natural Corporation and Hilton H. Schlosberg


Exhibit 27             Financial Data Schedule