Form 10-Q
period 1999-09-30
HANSEN NATURAL CORP
filed 1999-11-15
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1999 Commission file number 0-18761


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


                                    Yes X No




The registrant had 10,002,084 shares of common stock outstanding as of November 1, 1999

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               September 30, 1999

                                      INDEX



                                                                        Page No.

Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998                                              3

          Consolidated Statements of Operations for the
          three and nine-months ended September 30, 1999 and 1998            4

          Consolidated Statements of Cash Flows for the
          nine-months ended September 30, 1999 and 1998                      5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7


Part II.  OTHER INFORMATION

Items 1-5 Not Applicable                                                    18

Item 6.   Exhibits and Reports on Form 8-K                                  18

          Signatures                                                        18

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                       September 30,         December 31,
                                                                                           1999                   1998
                                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                           $       2,825,772     $        3,806,089
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $415,520
    in 1999 and $378,641 in 1998 and promotional allowances
    of $2,218,635 in 1999 and $1,608,123 in 1998)                                           4,421,682              1,827,544
Inventories, net                                                                            7,826,073              5,211,077
Prepaid expenses and other current assets                                                     590,069                244,318
                                                                                    ------------------    -------------------
                                                                                           15,663,596             11,089,028

PROPERTY AND EQUIPMENT, net                                                                   591,169                601,523

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $2,912,362 in 1999 and $2,687,462 in 1998)                                          10,738,663             10,003,417
Note receivable from director                                                                                         20,861
Deposits and other assets                                                                     643,739                211,903
                                                                                    ------------------    -------------------
                                                                                           11,382,402             10,236,181
                                                                                    ------------------    -------------------
                                                                                    $      27,637,167     $       21,926,732
                                                                                    ==================    ===================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $       6,295,852     $        1,870,253
Accrued liabilities                                                                           485,770                403,864
Accrued compensation                                                                          313,249                476,001
Current portion of long-term debt                                                           1,167,792              2,072,818
Income taxes payable                                                                          122,342              1,269,185
                                                                                    ------------------    -------------------
                                                                                            8,385,005              6,092,121

LONG-TERM DEBT, less current portion                                                          766,317              1,334,967

DEFERRED INCOME TAX LIABILITY                                                                 756,986                557,461

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value;  30,000,000  shares  authorized;  10,002,084 and
    9,911,905 shares issued
    and outstanding in 1999 and 1998, respectively                                             50,010                 49,560
Additional paid-in capital                                                                 11,235,096             11,207,765
Retained earnings                                                                           6,443,753              2,684,858
                                                                                    ------------------    -------------------
    Total shareholders' equity                                                             17,728,859             13,942,183
                                                                                    ------------------    -------------------
                                                                                    $      27,637,167     $       21,926,732
                                                                                    ==================    ===================


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30,1999 AND 1998(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                     --------------------------------------   -------------------------------------
                                                            1999                1998                 1999                1998
                                                     -----------------   ------------------   -----------------   -----------------

NET SALES                                            $     20,491,265    $      16,589,368   $     54,862,616    $     41,804,753

COST OF SALES                                              11,060,928            8,703,684         29,044,061          21,326,455
                                                     -----------------   ------------------   -----------------   -----------------

GROSS PROFIT                                                9,430,337            7,885,684         25,818,555          20,478,298

OPERATING EXPENSES:
Selling, general and administrative                         7,121,372            5,975,153         19,373,804          15,537,504
Amortization of trademark license and trademarks               76,604               73,800             224,900            221,400
Other expenses                                                                      29,719              30,000             59,719
                                                     -----------------   ------------------   -----------------   -----------------

         Total operating expenses                           7,197,976            6,078,672          19,628,704          15,818,623
                                                     -----------------   ------------------   -----------------   -----------------

OPERATING INCOME                                            2,232,361            1,807,012           6,189,851           4,659,675

NONOPERATING EXPENSE (INCOME)
Interest and financing expense                                 34,651               82,347             137,763             301,055
Interest income                                               (40,758)             (31,707)            (90,781)            (38,758)
                                                       ---------------     ----------------     ---------------     ---------------
         Net nonoperating expense (income)                     (6,107)              50,640              46,982             262,297

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                   2,238,468            1,756,372           6,142,869           4,397,378

PROVISION FOR INCOME TAXES                                    901,700              624,000           2,457,000           1,544,123
                                                     -----------------   ------------------   -----------------   -----------------


NET INCOME                                           $      1,336,768    $       1,132,372    $      3,685,869    $      2,853,255
                                                     =================   ==================   =================   =================


NET INCOME PER COMMON SHARE:
         Basic                                       $           0.13    $            0.12    $           0.37    $           0.31
                                                     =================   ==================   =================   =================
         Diluted                                     $           0.13    $            0.11    $           0.35    $           0.28
                                                     =================   ==================   =================   =================
NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                              9,975,976            9,356,804           9,950,566           9,210,360
                                                     =================   ==================   =================   =================
         Diluted                                           10,625,105           10,549,988          10,544,156          10,302,057
                                                     =================   ==================   =================   =================


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      1999                      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $      3,685,869          $      2,853,255
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization of trademark license and trademarks                                     224,900                   221,400
   Depreciation and other amortization                                                  139,939                   161,759
   Compensation expense related to issuance of stock options                             73,026                    40,577
   Deferred income taxes                                                                199,525
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable                                                             (2,594,138)                 (962,141)
     Inventories                                                                     (2,614,996)                 (291,641)
     Prepaid expenses and other current assets                                         (345,751)                 (311,718)
     Accounts payable                                                                 4,425,599                 1,056,839
     Accrued liabilities                                                                 81,906                    73,493
     Accrued compensation                                                              (162,752)                  246,261
     Income taxes payable                                                            (1,146,843)                1,532,790
                                                                               -----------------         -----------------
       Net cash provided by operating activities                                      1,966,284                 4,620,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (129,585)                 (357,802)
Increase in trademark license and trademarks                                           (960,146)                  (87,867)
Decrease in note receivable from director                                                20,861                    29,291
Increase in deposits and other assets                                                  (431,836)                  (13,451)
                                                                               -----------------         -----------------
       Net cash used in investing activities                                         (1,500,706)                 (429,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                 (1,904,926)                 (378,112)
Increase in long-term debt                                                              431,250
Issuance of common stock                                                                 27,781                    75,957
                                                                               -----------------         -----------------
       Net cash used in financing activities                                         (1,445,895)                 (302,155)

                                                                               -----------------         -----------------
NET (DECREASE) INCREASE IN CASH                                                        (980,317)                3,888,890

CASH, beginning of period                                                             3,806,089                   395,231
                                                                               -----------------         -----------------
CASH, end of period                                                            $      2,825,772          $      4,284,121
                                                                               =================         =================


SUPPLEMENTAL INFORMATION Cash paid during the year for:
     Interest                                                                  $        152,701          $        286,447
                                                                               =================         =================
     Income taxes                                                              $      3,370,000          $          2,400
                                                                               =================         =================


NONCASH TRANSACTIONS:
  During the nine-month period ended September 30, 1999, the Company issued 67,876 shares of common stock to employees in connection with a net exercise of options to purchase 92,800 shares of common stock.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND YEAR-ENDED DECEMBER 31, 1998
----------------------------------------------------------------------------

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

         2.       INVENTORIES

         Inventories consist of the following at:


                                    September 30, 1999         December 31, 1998
                                   ---------------------      ------------------
         Raw materials                  $2,934,538                 $1,815,040
         Finished goods                  5,054,584                  3,664,270
                                   ---------------------      ------------------
                                         7,989,122                  5,479,310
         Less inventory reserves          (163,049)                  (268,233)
                                   ---------------------      ------------------
                                        $7,826,073                 $5,211,077
                                   =====================      ==================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
General

         During the quarter ended September 30, 1999 the Company continued to make progress towards achieving its goal of expanding both the Hansen's(R) brand product range and distribution of such products into new markets outside of California.

         During the quarter ended September 30, 1999, the Company introduced two new lines of children's multi-vitamin juice products in 8.5-ounce aseptic packages.

         During the quarter ended September 30, 1999, net sales increased by 23.5% to $20.5 million over the comparable period in 1998. The increase in net sales was primarily attributable to sales of the Company's new children's multi-vitamin juice products as well as the Company's Signature Soda line, which was introduced in the first quarter of 1999, and increased sales of Hansen's energy and other functional drinks in 8.2-ounce slim cans. The increase in net sales was also attributable to sales of two flavors of Hansen's Smoothies in 64-ounce P.E.T. plastic bottles, which package was introduced in the fourth quarter 1998, increased sales of the Healthy Start(TM) juice line, and to a lesser extent, increased sales of Smoothies in cans, apple juice lines, and spring water. The increase in net sales was partially offset by decreased sales of teas, lemonades and juice cocktails and Smoothies in 13.5-ounce bottles. Sales of Natural Sodas in cans were level with the comparable quarter of 1998.

         The Company is currently in the process of introducing its new line of premium functional Smoothies in cans and anticipates introducing such products in bottles at the end of the year.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-Months Ended September 30, 1999 Compared to the Three-Months Ended September 30, 1998

         Net Sales. For the three-months ended September 30, 1999, net sales were $20.5 million, an increase of $3.9 million or 23.5% over the $16.6 million net sales for the three-months ended September 30, 1998. The increase in net sales was primarily attributable to sales of the Company's new children's multi-vitamin juice products as well as the Company's Signature Soda line, which was introduced in the first quarter of 1999, and increased sales of Hansen's energy and other functional drinks in 8.2-ounce slim cans. The increase in net sales was also attributable to sales of two flavors of Hansen's Smoothies in 64-ounce P.E.T. plastic bottles, which package was introduced in the fourth quarter 1998, increased sales of the Healthy Start(TM) juice line, and, to a lesser extent, increased sales of Smoothies in cans, apple juice lines, and spring water. The increase in net sales was partially offset by decreased sales of teas, lemonades and juice cocktails and Smoothies in 13.5-ounce bottles. Sales of Natural Sodas in cans were level with the comparable quarter of 1998.

         Gross Profit. Gross profit was $9.4 million for the three-months ended September 30, 1999, an increase of $1.5 million or 19.6% over the $7.9 million gross profit for the three-months ended September 30, 1998. Gross profit as a percentage of net sales decreased to 46.0% for the three-months ended September 30, 1999 from 47.5% for the three-months ended September 30, 1998. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $7.2 million for the three-months ended September 30, 1999, an increase of $1.1 million or 18.4% over total operating expenses of $6.1 million for the three-months ended September 30, 1998. Total operating expenses as a percentage of net sales decreased to 35.1% for the three-months ended September 30, 1999 from 36.6% for the three-months ended September 30, 1998. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in selling, general and administrative expenses from the comparable period in 1998 and a decrease in other expenses.

         Selling, general and administrative expenses were $7.1 million for the three-months ended September 30, 1999, an increase of $1.1 million or 19.2% over selling, general and administrative expenses of $6.0 million for the three-months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 34.8% for the three-months ended September 30, 1999 from 36.0% for the three-months ended September 30, 1998. The increase in selling expenses was primarily attributable to increases in distribution (freight) expenses, advertising, promotional expenditures, particularly coupons, point of sale materials, samples and merchandise displays. The increase in selling expenses was partially offset by a decrease in promotional allowances, slotting expenses, and a slight decrease in in-store demonstrations. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Amortization expense was $76,600 for the three-months ended September 30, 1999 and $73,800 for the three-months ended September 30, 1998.

         There were no other expenses for the three-months ended September 30, 1999 as compared to $30,000 for the three-months ended September 30, 1998.

         Operating Income. Operating income was $2,232,000 for the three-months ended September 30, 1999, an increase of $425,000 or 23.5% over operating income of $1,807,000 for the three- months ended September 30, 1998. Operating income as a percentage of net sales was 10.9% for the three-months ended September 30, 1999, which was about the same as in the comparable period in 1998. The increase in operating income was attributable to the $1.5 million increase in gross profit which was partially offset by the increase of $1.1 million in operating expenses.

         Net Nonoperating Expense (Income). Net nonoperating income was $6,000 for the three-months ended September 30, 1999, as compared to net nonoperating expense of $51,000 for the three-months ended September 30, 1998. Interest income was $41,000 for the three-months ended September 30, 1999, as compared to interest income of $32,000 during the comparable period in 1998. The increase in interest income is attributable to an increase in cash invested in interest bearing securities. Interest and financing expense was $35,000 for the three-months ended September 30, 1999 as compared to $82,000 for the comparable period in 1998. The decrease in interest and financing expense was attributable to the fact that the principal amounts outstanding on the Company's term loan were lower in 1999 than during the comparable period in 1998.

         Provision for Income Taxes. Provision for income taxes was $902,000, for the three-months ended September 30, 1999, an increase of $278,000 over the provision for income taxes of $624,000 for the comparable period in 1998. The effective tax rate for the three-months ended September 30, 1999 was 40.3% as compared to 35.5% for the comparable period in 1998. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes and the increase in the effective tax rate for the three-months ended September 30, 1999. Certain net operating loss carryforwards resulted in a lower effective tax in 1998. Such net operating loss carryforwards were not available in 1999.

         Net Income. Net income was $1,336,000 for the three-months ended September 30, 1999, compared to net income of $1,132,000 for the three-months ended September 30, 1998. The $204,000 increase in net income consists of an increase in operating income of $425,000 and a decrease of $57,000 in net interest and financing expense which was partially offset by a $278,000 increase in provision for income taxes.

Results of Operations for the Nine-months Ended September 30, 1999 Compared to The Nine-months Ended September 30, 1998

         Net Sales. For the nine-months ended September 30, 1999, net sales were approximately $54.9 million, an increase of $13.1 million or 31.2% over the $41.8 million net sales for the nine-months ended September 30, 1998. The increase in net sales was primarily attributable to sales of the Company's new Signature Soda line, which was introduced in the first quarter of 1999, sales of Healthy Start(TM) juice line, which was introduced during the second quarter of 1998, sales of two flavors of Smoothies in 64-ounce P.E.T. plastic bottles, which package was introduced in the fourth quarter of 1998, increased sales of the Hansen's energy and other functional drinks in 8.2-ounce slim cans, sales of the Company's new children's multi-vitamin juice products, which were introduced during the third quarter of 1999, increased sales of Smoothies in cans and apple juice product lines, and, to a lesser extent, sales of the Company's new Gold Standard Premium functional tea line which was introduced in the second quarter of 1999. The increase in net sales was partially offset by decreased sales of Smoothies in 13.5-ounce bottles, and teas, lemonades and juice cocktails.

         Gross Profit. Gross profit was $25.8 million for the nine-months ended September 30, 1999, an increase of $5.3 million or 26.1% over the $20.5 million gross profit for the nine-months ended September 30, 1998. Gross profit as a percentage of net sales decreased to 47.1% for the nine-months ended September 30, 1999 from 49.0% for the nine-months ended September 30, 1998. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $19.6 million for the nine-months ended September 30, 1999, an increase of $3.8 million or 24.1% over total operating expenses of $15.8 million for the nine-months ended September 30, 1998. Total operating expenses as a percentage of net sales decreased to 35.8% for the nine-months ended September 30, 1999 from 37.8% for the nine-months ended September 30, 1998. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in selling, general and administrative expenses from the comparable period in 1998.

         Selling, general and administrative expenses were $19.4 million for the nine-months ended September 30, 1999, an increase of $3.8 million or 24.7% over selling, general and administrative expenses of $15.5 million for the nine-months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 35.3% for the nine-months ended September 30, 1999 from 37.2% for the comparable period in 1998. The increase in selling expenses was primarily attributable to increases in distribution (freight) expenses, advertising, promotional allowances and expenditures, particularly in-store demonstrations and coupons, sampling, and point of sale materials. The increase in selling expenses was partially offset by a decrease in expenditures incurred for slotting and merchandise displays. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with the Company's expansion activities into additional states and operating activities to support the increase in net sales.

         Amortization expense was $225,000 for the nine-months ended September 30, 1999 and $221,400 for the nine-months ended September 30, 1998.

Other expenses were $30,000 for the nine-months ended September 30, 1999 and $60,000 for the nine-months ended September 30, 1998.

         Operating Income. Operating income was $6,190,000 for the nine-months ended September 30, 1999, an increase of $1,530,000 or 32.8% over operating income of $4,660,000 for the nine-months ended September 30, 1998. Operating income as a percentage of net sales increased to 11.3% for the nine-months ended September 30, 1999 from 11.1% in the comparable period in 1998. The increase in operating income was attributable to a $5.3 million increase in gross profit which was partially offset by an increase of $3.8 million in operating expenses.

         Net Nonoperating Expense (Income). Net nonoperating expense was $47,000 for the nine-months ended September 30, 1999, a decrease of $215,000 from net nonoperating expense of $262,000 for the nine-months ended September 30, 1998. Interest and financing expense was $138,000 for the nine-months ended September 30, 1999 as compared to $301,000 for the comparable period in 1998. The decrease in interest and financing expense was attributable to a reduction in financing fees that were fully amortized in 1998 and to the fact that the principal amounts outstanding on the Company's term loan were lower in 1999 than during the comparable period in 1998. Interest income was $91,000 for the nine-months ended September 30, 1999, as compared to interest income of $39,000 during the comparable period in 1998. The increase in interest income is attributable to an increase in cash invested in interest bearing securities.

         Provision for Income Taxes. Provision for income taxes was $2,457,000 for the nine-months ended September 30, 1999, an increase of $913,000 over the provision for income taxes of $1,544,000 for the comparable period in 1998. The effective tax rate for the nine-months ended September 30, 1999 was 40.0% as compared to 35.1% for the comparable period in 1998. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes and the increase in the effective tax rate for the nine-months ended September 30, 1999. Certain net operating loss carryforwards resulted in a lower effective tax in 1998. Such net operating loss carryforwards were not available in 1999.

         Net Income. Net income was $3,686,000 for the nine-months ended September 30, 1999 compared to net income of $2,853,000 for the nine-months ended September 30, 1998. The $833,000 increase in net income consists of an increase in operating income of $1,530,000 and a decrease of $215,000 in net interest and financing expenses which was partially offset by a $913,000 increase in provision for income taxes.

Liquidity and Capital Resources

         As of September 30, 1999, the Company had working capital of $7,279,000 compared to working capital of $4,997,000 as of December 31, 1998. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, and deferred income taxes. The increase in working capital was partially offset by repayments made in reduction of HBC's term loan, increases in trademark licenses and trademarks, increases in deposits and other assets, and acquisitions of property and equipment.

         Net cash provided by operating activities decreased to $1,966,000 for the nine-months ended September 30, 1999 as compared to net cash provided by operating activities of $4,621,000 for the comparable period in 1998. The decrease in net cash provided by operating activities was primarily attributable to increases in inventories and accounts receivable to support the increase in net sales and a decrease in income taxes payable, which were partially offset by an increase in accounts payable.

         Net cash used in investing activities was $1,501,000 for the nine-months ended September 30, 1999 as compared to net cash used in investing activities of $430,000 for the comparable period in 1998. Net cash used in investing activities was primarily attributable to an increase in trademark license and trademarks, an increase in deposits and other assets, and purchases of property and equipment. Increase in trademark license and trademarks includes $775,000 in respect of the cost of acquisition of the exclusive ownership of the Hansen's trademark and trade names which were previously held in trust for the benefit of HBC and The Fruit Juice Company of California, Inc. Deposits and other assets include certain graphic design expenses which are amortized over a number of years.

         Net cash used in financing activities was $1,446,000 for the nine-months ended September 30, 1999 as compared to net cash used in financing activities of $302,000 for the comparable period in 1998. The increase in net cash used in financing activities was primarily attributable to principal payments made in reduction of HBC's term loan partially offset by portion of the cost of acquisition of the exclusive ownership of the Hansen's trademark and trade names, as described above.

         As of September 30, 1999, $1,499,000 was outstanding under the term loan, as compared to $3,400,000 outstanding on December 31, 1998. Effective June 14, 1999, the Company's bank reduced the annual interest rate on the term loan from the bank's base rate ("prime") plus 1 1/2% to prime plus 1/2%.

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

         The acquisition of increased inventories and increases in accounts receivable, acquisition of property and equipment, increases in trademark licenses and trademarks, repayment of the Company's long-term debt, repurchase of the Company's common stock, as well as HBC's acquisition and development plans are, and for the foreseeable future are, expected to remain HBC's principle recurring use of cash and working capital funds. Although the Company has no current plans to incur any material capital expenditures, management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise displays, vans and promotional vehicles, trademarks, and businesses compatible with the image of the Hansen's(R) brand as well as the development and introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

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

         The Company is in the process of investigating its information technology ("IT") systems as well as its non-information technology ("NIT") systems. Based upon such investigation, the Company believes that the majority of its IT and NIT systems are Year 2000 compliant. However, certain systems such as the communication and voice mail system still require remediation. To date, the expenses incurred by the Company in order to become Year 2000 compliant, including computer software costs, have been approximately $100,000 and the current estimated cost to complete remediation is expected not to exceed $20,000. Such costs, other than software, have been and will continue to be expensed as incurred. Remediation and testing activities are well underway with approximately 95% of the Company's systems already compliant. The Company estimates that it will complete the required remediation, including testing of all its IT and NIT systems, and be fully compliant, by the end of 1999.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities; o Changes in consumer preferences; o Changes in demand that are weather related, particular in areas outside of California; o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors; o The introduction of new products; o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration; o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products; o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales; o The Company's ability to penetrate new markets;

  o The marketing efforts of distributors of the Company's
products, most of which distribute products that are competitive with the products of the Company; o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time; o The terms and/or availability of the Company's credit facilities and the actions of it's creditors; o The effectiveness of the Company's advertising, marketing and promotional programs; o Adverse weather conditions, which could reduce demand for the Company's products; o The Company's customers', co-packers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address Year 2000 issues; and o The Company's project plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events. Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the inability to identify and correct all relevant computer codes and imbedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.

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


                                               HANSEN NATURAL CORPORATION
                                               Registrant


Date:   November 12, 1999
                                               /s/ Rodney C. Sacks
                                               Chairman of the Board
                                               and Chief Executive Officer


Date:   November 12, 1999

                                               /s/ Hilton H. Schlosberg
                                               Vice Chairman of the Board,
                                               President, Chief Operating
                                               Officer, Chief Financial
                                               Officer and Secretary

                                  EXHIBIT INDEX


Exhibit 10 (lll) Assignment and Agreement dated as of September 22, 1999 by The Fresh Juice Company of California, Inc. and Hansen Beverage Company.

Exhibit 10 (mmm) Settlement Agreement dated as of September 1999 by and between and among Rodney C. Sacks, as sole Trustee of The Hansen's Trust and Hansen Beverage Company The Fresh Juice Company of California, Inc.

Exhibit 10 (nnn) Trademark Assignment dated as of September 24, 1999 by and between The Fresh Juice Company of California, Inc. (Assignor) and Rodney
     C. Sacks as sole Trustee of The Hansen's Trust (Assignee).

Exhibit 10 (ooo) Settlement Agreement dated as of September 3, 1999 by and between The Fresh Juice Company of California, Inc., The Fresh Smoothie Company, LLC, Barry Lublin, Hansen's Juice Creations, LLC, Harvey Laderman and Hansen Beverage Company and Rodney C. Sacks, as Trustee of The Hansen's Trust.

Exhibit 10 (ppp) Royalty Agreement dated as of April 26, 1996 by and between Hansen's Juices, Inc. and Hansen's Juice Creations, Limited Liability Company.

Exhibit 10 (qqq) Royalty Agreement dated as of April 26, 1996 by and between Gary Hansen, Anthony Kane and Burton S. Rosky, as trustees of Hansen's Trust and Hansen's Juice Creations, a limited liability company.

Exhibit 10 (rrr) Letter Agreement dated May 14, 1996.

Exhibit 10 (sss) Amendment to Royalty Agreement as of May 9, 1997 by and between The Fresh Juice Company of California and Hansen's Juice Creations, Limited Liability Company.

Exhibit 10 (ttt) Assignment of License Agreements dated as of February 1999 by Hansen's Juice Creations, LLC (Assignor) to Fresh Smoothie, LLC (Assignee)