Form 10-K
period 1999-12-31
HANSEN NATURAL CORP
filed 2000-03-30
CIK 865752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $23,336,957 computed by reference to the sale price for such stock on the Nasdaq Small-Cap Market on March 2, 2000.

         The number of shares of the Registrant's common stock, $.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 2, 2000 was 10,014,198 shares.


                                        HANSEN NATURAL CORPORATION

                                                FORM 10-K

                                            TABLE OF CONTENTS



Item Number                                                                                      Page Number
                                                 PART I

1.             Business                                                                                   3
2.             Properties                                                                                15
3.             Legal Proceedings                                                                         15
4.             Submission of Matters to a Vote of Security Holders                                       16

                                                 PART II

5.             Market for the Registrant's Common Equity and Related
                    Shareholder Matters                                                                  16
6.             Selected Consolidated Financial Data                                                      18
7.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                  18
8.             Financial Statements and Supplementary Data                                               28
9.             Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                  28

                                                PART III

10.            Directors and Executive Officers of the Registrant                                        29
11.            Executive Compensation                                                                    30
12.            Security Ownership of Certain Beneficial Owners and Management                            35
13.            Certain Relationships and Related Transactions                                            37

                                                 PART IV

14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K                           38

               Signatures                                                                                39




                                     PART I

ITEM 1.  BUSINESS

Background of the Company and Subsidiaries

         Hansen Natural Corporation ("Hansen" or the "Company"), which was incorporated in Delaware on April 25, 1990, maintains its principal place of business at 2380 Railroad Street, Suite 101, Corona, California 92880-5471, and its telephone number is (909) 739-6200.

         The Company is a holding company and carries on no operating business except through its direct wholly-owned subsidiary, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992. HBC conducts all of the Company's operating business and generates all of the Company's operating revenues. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated. The Company also owns all of the issued and outstanding common stock of Hard Energy Company ("HEC"), formerly known as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. Although HEC is currently inactive, the Company plans to commence the marketing and sale of certain beverage products through HEC during 2000. In addition, HBC formerly owned all of the issued and outstanding ordinary shares of its subsidiary located in the United Kingdom, Hansen Beverage Company (UK) Limited, which ceased operating activities at the end of 1997 and was finally dissolved in July 1999.

Background of the Hansen Business

         In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., now known as The Fresh Juice Company of California, Inc. ("FJC"). In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"), which was also based in the Los Angeles area. HFI expanded its product line from juices to include Hansen's(R) Natural Sodas. California CoPackers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain assets of HFI including the right to market the Hansen's(R) brand name, in January 1990. On July 27, 1992, the Company, through HBC, acquired the Hansen's(R) brand natural soda and apple juice business (the "Hansen Business") from CCC. Under the Company's ownership, the Hansen Business has been significantly expanded to include a wide range of beverages within the growing "alternative" beverage category.

Products

         Hansen  is  engaged  in  the   business  of   marketing,   selling  and
distributing so-called "alternative" beverage category natural sodas, fruit juices, fruit juice Smoothies, "functional drinks", non-carbonated ready-to-drink iced teas, lemonades and juice cocktails, children's multi-vitamin juice drinks and still water under the Hansen's(R) brand name.

     The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, sports drinks and single-serve still water with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace. (Source: Beverage Marketing Corporation). Sales for the alternative beverage category of the market are estimated to have reached approximately $8.6 billion at wholesale in 1999 with a growth rate of approximately 13.3% over the prior year. (Source: Beverage Marketing Corporation).

         Hansen's(R) Natural Sodas are classified as "new age" beverages and have been a leading natural soda brand in Southern California for the past 22 years. In 1999, Hansen's(R) Natural Sodas had the highest sales among comparable carbonated new age category beverages measured by unit volume in the Southern

California market (Source: Information Resources, Inc.'s Analyzer Reports for Southern California). Hansen's(R) Natural Sodas are currently available in twelve regular flavors consisting of Mandarin Lime, Key Lime, Grapefruit, Raspberry, Creamy Root Beer, Vanilla Cola, Cherry Vanilla Creme, Orange Mango, Kiwi Strawberry, Tropical Passion, Black Cherry and Tangerine. Hansen has two low calorie sodas in Wildberry and Cola flavors. Hansen's(R) Natural Sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup, or in the case of low calorie sodas, with aspartame. Hansen's(R) Natural Sodas are currently packaged in 12-ounce aluminum cans.

         In January 1999, Hansen's introduced its new premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. Signature Sodas are currently available in five flavors consisting of Orange Creme, Vanilla Creme, Ginger Beer, Sarsaparilla and Black Cherry. The Company plans to introduce additional flavors of Signature Sodas during 2000. Signature Sodas are being marketed through the Company's existing distributor network.

         During April 1997, the Company introduced a lightly carbonated citrus flavored Hansen's(R) energy drink in an 8.2-ounce slim can. The Company's energy drink contains Taurine, Ginseng, Ginkgo Biloba, Guarana, Caffeine and key B
vitamins. The Company's energy drink falls within the category that has generally been described as the "functional" beverage category, namely, beverages  that  provide  a real or  perceived  benefit  in  addition  to simply delivering refreshment. Management believes that the "functional" beverage category has good growth potential. During the first quarter of 1998, the Company extended its functional product line by introducing three additional functional drinks in 8.2-ounce slim cans namely, a ginger flavored d-stress(R) drink, an orange flavored antioox(R) drink (since renamed bo well(TM)), and a guarana berry flavored stamina(R) drink. Each of these drinks contain different combinations of vitamins, nutrients, herbs and supplements. The d-stress(R) drink contains Kava Kava, St. John's Wort, L-Tyrosine,Chamomile and key B vitamins. The bowell(TM) drink contains Grape Seed Extract, Selenium, Echinacea, Vitamins A, C and E as well as key B vitamins. The stamina(R) drink contains Co-Enzyme Q-10, L-Carnitine, Bee-Pollen, Royal Jelly, Schizandra Berrry, Guarana, Caffiene and key B vitamins. During the fourth quarter of 1998, the Company introduced its power functional drink in an 8.2-ounce slim can. The Company is in the process of changing the colors of the power can and the flavor from black cherry to grape. power contains Creatine, Glutamine, Red Panax
Ginseng, Caffeine, as well as key B vitamins. The Company is currently introducing slim down, it's sixth functional drink. slim down is a berry flavored drink that contains Pyruvate, Garcinia Cambogia, L-Carnitine, Chromium Polynicotinate, Co-Enzyme Q-10, calcium, vitamin C and key B vitamins and has no calories.

         The Company has concentrated on marketing its carbonated functional drinks and Smoothies in glass bottles through its distributor network, which continued to expand during 1999. The Company intends to leverage its existing distributor network to facilitate sales of its premium Signature Sodas in glass bottles, as well as other new single serve products in glass bottles that it has introduced and plans to introduce in 2000, and which are described more fully below.

          The Company's fruit juice product line currently includes Hansen's(R) Natural Old Fashioned Apple Juice which is packaged in 64 and 128-ounce polyethylene terephthalale ("P.E.T.") plastic bottles, Apple Strawberry and Apple Grape juice blends in 64-ounce P.E.T. plastic bottles. These juice blends were introduced in the second quarter of 1998. All of these Hansen's(R) juice products contain 100% juice as well as 100% of the recommended daily intake for adults of Vitamin C and from 1999 also contain added calcium. Hansen's(R) juice products compete in the shelf-stable juice category.

         In March 1995, the Company expanded its juice product line by introducing a line of fruit juice Smoothies. The Company's fruit juice Smoothies contain approximately 35% juice (save for the Company's Smoothies in 12-ounce glass bottles which contain approximately 25% juice) and have a smooth texture that is thick but lighter than a nectar. The Company's fruit juice Smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E (the antioxidant triad) and represented Hansen's entry into what is commonly referred to as the "functional" beverage category. The Company's fruit juice

Smoothies are packaged in 11.5-ounce aluminum cans and in new unique proprietary 12-ounce glass bottles designed by the Company, as well as in 64-ounce P.E.T plastic bottles. In 1999, the new 12-ounce glass bottles replaced the 13.5-ounce glass bottles previously used by the Company. Hansen's(R) fruit juice Smoothies are available in eleven flavors: Strawberry Banana, Peach Berry, Mango Pineapple, Guava Strawberry, Pineapple Coconut, Apricot Nectar, Tropical Passion, Whipped Orange and Cranberry Twist. The product line also includes a Cranberry Raspberry lite Smoothie as well as an Energy Smoothie which has a unique formula. The Energy Smoothie product contains Ginseng and Taurine, two popular energy supplements, as well as Vitamins B2, B6, B12, Niacin, Vitamin C and Glucose. The Company is currently introducing its two newest Smoothie flavors, Whipped Orange and Cranberry Twist. The Company intends to extend its Smoothie line in 64-ounce P.E.T. plastic bottles from two flavors to six flavors, during the first half of 2000.

         During the second half of 1999, the Company introduced a new line of premium functional Smoothies in 11.5-ounce cans Energy, Power, Protein and Vita. Each of these products contains different combinations of vitamins, nutrients, herbs and supplements. Energy has a tropical fruit flavor and contains Ginseng, Taurine, Vitamins A, C, and E and key B vitamins. Power has a berry flavor and contains Astralagus, Bee Pollen, Calcium, Vitamins A, C, and E and key B vitamins. Protein has a banana citrus flavor and contains Protein (including soy protein), Calcium and Vitamins A, C, and E. Vita has an orange carrot flavor and contains Echinacea, Zinc, Selenium, Calcium and a blend of important Multi-vitamins. During the fourth quarter of 1999, the Company introduced certain of such premium functional Smoothies as line extensions to its Smoothie line, in 12-ounce glass bottles.
         .
         During the second quarter of 1998, the Company launched its first Healthy Start product, Dyna Juice(R), a shelf stable 100% juice blend with 15 vitamins and minerals added. Dyna Juice(R) was renamed VITAMAX-JUICE during the fourth quarter of 1998 to more directly communicate its attributes to consumers. During the fourth quarter of 1998, the Company expanded its Healthy Start product line with three new Healthy Start 100% juices namely, ANTIOXJUICE(R), IMMUNEJUICE(TM), and INTELLIJUICE(R). ANTIOXJUICE(R) is a carrot and tropical juice blend with Grape Seed extract, Vitamins A, C and E and Selenium. IMMUNEJUICE(TM) is an aronia and cranberry juice blend with Echinacea and Zinc, and INTELLIJUICE(R) is an orange and tomato juice blend with Gingko Biloba, Hawthorn Berry and Ginseng. The Healthy Start line was originally launched in 46-ounce P.E.T. plastic bottles and at the end of 1998 the Company expanded this line into 64-ounce P.E.T. plastic bottles as well. Early in 2000 the Company entered into a licensing agreement with the Silver Foxes Network for the licensing to the Company of the Silver Foxes(TM) brand and trademark, which is positioned towards consumers in the 50+ age group, for and in connection with certain of the Company's products. The Company has determined to use that trademark for and in connection with its Healthy Start 100% juice line. The Company has redesigned the labels for its Silver Foxes(TM)/Healthy Start 100% juice line and anticipates launching that new renamed line, which will be targeted at the 50+ age group, within the next few months.

         In the first quarter of 2000, the Company introduced its Healthy Start 100% juice line in single- serve glass bottles, which will be marketed through its distributor network.

            Hansen's(R) ready-to-drink iced teas and lemonades were introduced in 1993. Hansen's(R) ready-to-drink iced teas are currently available in five flavors: Original with Lemon, Tropical Peach, Wildberry, Tangerine and Low Calorie Blueberry Raspberry and its lemonades are currently available in one flavor: Original Old Fashioned Lemonade. Hansen's(R) juice cocktails were introduced in 1994 and are currently available in four flavors: Kiwi Strawberry Melon, Tangerine Pineapple with Passion Fruit, California Paradise Punch and Mango Magic. Hansen's ready-to-drink iced teas, lemonades and juice cocktails are currently packaged in 16-ounce non-returnable wide-mouth glass bottles.

         Hansen's(R) ready-to-drink iced teas are made with decaffeinated tea. The Company's other non-carbonated products are made with high quality juices. Hansen's(R) non-carbonated products (other than its 100% juice products) are also made with natural flavors, high fructose corn syrup and in the case of the low calorie iced tea with aspartame, citric acid and other ingredients.

         After offering a ready-to-drink green tea in a 20 ounce glass bottle, the Company resolved to introduce a full line of specialty teas in 20 ounce glass bottles, which it named its "Gold Standard" line. The line was introduced in the 20 ounce glass bottles that were being used by the Company at the time, while the Company proceeded with the design and manufacture of a new unique proprietary 20 ounce glass bottle for the line, which was introduced at the end of 1999. Following continuing demand for its green tea product, the Company is currently in the process of introducing additional green tea flavors, including two diet green tea flavors, as well as six juice cocktails, in this package. All of the products in the Gold Standard line contain different combinations of nutrients, herbs and supplements, but at lower levels than in the Company's functional drinks.

           In the third quarter of 1999, the Company introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packages. Each drink contains eleven essential vitamins and six essential minerals. Each line was introduced in three flavors. The Company intends to introduce additional flavors for each line in 2000. One of the lines is a co-branded 100% juice line named "Juice Blast(TM)" that was launched in conjunction with Costco Wholesale Corporation ("Costco") under the "Kirkland Signature(TM)/Hansen's(R) Natural" brand name and is sold nationally through Costco stores. The other line is a 10% juice line named "Juice Slam(TM)" that is available to all of our customers.

         Hansen's(R) still water products were introduced in 1993. Hansen's(R) still water products are primarily sold in .5-liter plastic bottles.

         In 2000, the Company plans to introduce additional flavors of its existing products as well as a new line of soy based drinks and, in addition, a new line of premium "functional" iced teas in unique proprietary glass bottles, which latter line was previously scheduled to be introduced late in 1999.

         In 2000, the Company plans to introduce two new lines of nutritional food bars under the Hansen's(R) brand name. The first will be a line of snack bars made from grains and fruit and the second will be a line of functional bars. In addition, the Company plans to test market a new line of premium G.M.O. free cereals under the Hansen's(R) brand name.

            The Company continues to evaluate and, where considered appropriate, introduce additional flavors and other types of beverages to compliment its existing product lines. The Company will also evaluate, and where considered appropriate, introduce functional foods/snack foods that utilize similar channels of distribution and/or are complimentary to the Company's existing products and/or to which the Hansen's(R) brand name is able to add value.


Manufacture, Production and Distribution

         The concentrates for Hansen's(R) Natural Soda and Signature Soda products are blended at independent production facilities. In each case, the concentrate is delivered by independent trucking companies to Hansen's various copackers, each of which adds filtered water, high fructose corn syrup or cane sugar or, in the case of the low calorie sodas aspartame, citric acid and carbonation and packages the products in approved containers. Hansen's most significant copacking arrangement is with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to a contract under which Southwest packages Hansen's(R) Natural Sodas. This arrangement continues indefinitely and is subject to termination on 60 days written notice from either party.

         The  Company  purchases  juices,   concentrates,   flavors,   vitamins,
minerals, nutrients, herbs, supplements and other ingredients for its juice products, ready-to-drink iced tea, lemonade and juice cocktail products; Gold Standard specialty tea and juice cocktail line, fruit juice Smoothie products; functional drinks, Healthy Start juice line and children's multi-vitamin juice drinks from various producers and manufacturers. Such materials are then delivered to the Company's various copackers for manufacture and packaging of the finished products.

         All of the Company's beverage products are copacked by various copackers situated throughout the United States and Canada under separate arrangements, each of which continue on a month-to-month basis, except for the arrangement with Southwest which is described above.

         In the Western states, the Company's Natural Sodas, juice products, iced tea, lemonade, and juice cocktail products and Gold Standard Specialty tea and juice cocktail line, fruit juice Smoothie products in cans and P.E.T bottles, Healthy Start juice line in P.E.T. bottles and children's multi-vitamin juice drinks are primarily sold to major grocery chain stores and in certain limited instances to mass merchandisers through food brokers; to club stores, specialty chain stores and mass merchandisers in these states, directly by Hansen and to the health food trade through specialty health food distributors. In Colorado, a licensed distributor is responsible for sales of certain of the above products. The Company's fruit juice Smoothie products in glass bottles, carbonated functional drinks in 8.2-ounce slim cans, Signature Sodas and Healthy Start juices in glass bottles are distributed almost exclusively by bottlers and/or distributors that do not distribute other products of the Company.

         Management has secured limited additional copacking arrangements outside the West to enable the Company to produce certain of its products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside California grow, the Company will secure additional copacking arrangements to further reduce freight costs.

         During 1998, the Company entered into an arrangement with one of its copackers, pursuant to which certain modifications were made to that copacker's equipment to enable it to produce certain products on behalf of the Company. In consideration thereof, the Company agreed to pack a minimum number of cases of products over a four-year period. Should the Company fail to pack the agreed minimum number of cases of products over such period, the Company will be liable to reimburse the copacker for a proportionate share of the cost thereof based on such shortfall. Based on the volume levels achieved by the Company in the past and its expected volume levels, the Company does not believe that it will incur any liability in connection with the above arrangement. However, such co-packer has experienced difficulties in producing the Company's functional drinks in 8.2-ounce slim cans and Smoothies in 11.5-ounce cans. The co-packer has on some occasions attributed certain of such difficulties to defective equipment and/or supplies of cans and ends and/or to other causes for which they are allegedly not responsible. During 1999, the Company, without admission of defects in any cans or ends supplied, agreed to arrange for another can company to supply cans and ends for the 11.5-ounce cans. Such new can manufacturer commenced to supply 11.5-ounce cans and ends in October 1999. As there is only one manufacturer of 8.2-ounce slim cans and ends in the United States, such an arrangement was not available for that package.

         The Company has continued to work with the copacker who has, however, continued to experience difficulties with the 8.2-ounce slim cans, despite the fact that other copackers used by the Company were able to effectively run and produce commercially acceptable finished products with the same cans. The subject copacker has indicated that it is considering whether it will be willing to continue to pack the Company's functional drinks in 8.2-ounce slim cans or Smoothies in 11.5-ounce cans, and if so, on what terms. The Company is currently in discussions with that copacker. There are a number of other lines in the United States with available capacity to pack the Company's Smoothies in 11.5-ounce cans. However, there are only two other lines in the United States that are capable, at the present time, of packing the Company's functional drinks in 8.2-ounce slim cans. The Company believes that in the short term such lines will have sufficient available capacity to meet the Company's anticipated volumes. However, the Company may incur higher packing fees and freight costs as a result. The Company is currently engaged in discussions with prospective copackers and its can supplier, with a view to arriving at an arrangement with respect to certain modifications to be made to the lines of such prospective copackers to enable them to run and produce the Company's Smoothies in 11.5-ounce cans and functional drinks in 8.2-ounce slim cans.

         During March 1999, the Company entered into an arrangement with its glass supplier pursuant to which its glass supplier agreed to install a shrink sleeve labeling machine at its plant to facilitate the pre-labeling of the

Company's glass bottles at the point of manufacture. In consideration thereof, the Company agreed to have a minimum quantity of labels applied to its glass bottles over a four-year period. Should the Company fail to have the agreed minimum quantity of labels applied over such period, the Company will be liable to compensate its supplier for a proportionate share of the cost thereof based on such shortfall. Based on the Company's estimated volume levels, the Company does not believe that it will incur any liability in connection with this arrangement.

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

         Although the Company's arrangements for production of its products are generally of short duration or are terminable upon request, management believes that (subject to what is stated above) a short disruption would not significantly affect the Company's revenues since alternative co-packing facilities in the United States with adequate capacity can be obtained for most of its products at commercially reasonable rates, if necessary or desirable, within a reasonably short time period. However, as stated above, there are limited copacking facilities in the United States with adequate capacity for products in 8.2-ounce slim cans. There are also limited shrink sleeve labeling facilities available in the United States with adequate capacity for the Company's Signature Soda line and Healthy Start line in glass bottles. A disruption in production of any of such products could significantly affect the Company's revenues from such products as alternative copacking facilities in the United States with adequate capacity may not be available for such products at commercially reasonable rates, if necessary or desirable, within a reasonably short time period. The Company is taking steps to secure the availability of alternative copacking facilities in the United States or Canada with adequate capacity for the production of such products, to minimize the risk of any disruption in production.

         The Company itself is primarily responsible for marketing its products (other than its fruit juice Smoothies in glass bottles, functional drinks in 8.2-ounce slim cans and Signature Sodas and Healthy Start juices in glass bottles) in the United States. The Company has entered into distribution agreements with distributors to distribute Smoothies in glass bottles and/or functional drinks in 8.2-ounce slim cans and/or Signature Sodas in more than 40 states (Healthy Start in glass bottles is being introduced currently through distributors). However, in many of such states, distribution is only on a limited scale. Certain of the Company's products are also marketed in Canada and, on a more limited basis, in other countries outside of the United States, including the United Kingdom, Mexico, Philippines, Guam, the Caribbean, and South Africa. During 1999, sales by the Company to distributors outside the United States amounted to approximately $800,000.

         The Company intends to aggressively expand the distribution of its products into new markets, both within the United States and abroad.

         In the first quarter of 2000, the Company introduced its new slim down functional drink and Healthy Start juice line in glass bottles. Presentations are currently being made to the Company's existing distributor network to endeavor to secure their agreement to distribute such products.

         The Company is continuing to expand distribution of its products by seeking to enter into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Hansen's licensed bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products are directly competitive with the Company's products. The Company's strategy of licensing regional bottlers to produce Hansen's(R) Natural Sodas from concentrate provided by the Company, has not fulfilled management's expectations, partly because bottlers have preferred to focus on alternative beverage products having higher margins than sodas. At the end of 1997, management awarded the Company's distributor in Colorado the right to market and distribute its Natural Sodas in that state in place of its licensed bottler. The Company continues to utilize such bottler to manufacture Hansen's(R) Natural Sodas on its behalf.

         Management continues to evaluate various alternatives to expand the distribution of its products into selected new markets. The Company plans to expand the distribution of its Natural Sodas and Smoothies in cans into Oregon and Washington states during 2000, by itself retaining responsibility for securing sales and providing marketing support. To this end the Company has appointed a regional sales manager for the northwestern states.

         In 1999, the Company continued to expand its national sales organization to support and grow the sales primarily of Smoothies in bottles and functional drinks in 8.2-ounce slim cans and to introduce its Signature sodas and intends to continue to build that organization during 2000.

         During September 1997, the Company's main distribution warehouse was relocated to Corona, California and in March 1998, the corporate offices of the Company relocated to the same facility. Although the Company agreed to sublease a portion of the warehouse facility to the independent contractor which manages the warehouse facility on its behalf and the repacking and distribution of the Company's products therefrom, the sublease could not be implemented as the entire warehouse facility is being utilized for the Company's products due to higher inventory levels which were attributable to increased sales and additional products being marketed and distributed by the Company. In light of its agreement with the independent contractor concerned, it is not necessary for the Company to employ additional personnel to manage the warehouse facility, or for the repacking or distribution of its products. The Company also utilizes public warehouses. Due primarily to increased sales and additional products marketed by the Company in 1999 it became necessary for the Company to secure additional warehousing. To cater for increased sales in 2000 and beyond and new products that the Company plans to introduce in the future and increase efficiency by consolidating it's warehousing and distribution into one facility, the Company has entered into an agreement to lease a new substantially larger facility in Corona from August 2000 in place of its existing main facility. The corporate offices of the Company will also relocate to the same facility. See also "ITEM 2 PROPERTIES."


Source and Availability of Raw Materials

         The Company purchases beverage flavors, concentrates and supplements from independent suppliers located in the United States and Mexico and juices from independent suppliers in the United States and abroad.

         Suppliers regard flavors as proprietary to them. Consequently, Hansen does not currently have the list of ingredients or formulae for its flavors and certain of its concentrates readily available to it and may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. The Company has identified alternative suppliers of many of the supplements contained in its carbonated functional drinks, Smoothies, Healthy Start and Gold Standard lines. However, industry wide shortages of certain supplements have been and could, from time to time in the future be experienced, which could interfere with production of certain of the Company's products.

         Management is continuing with its attempts to develop back-up sources of supply for its flavors and concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable it to obtain access to certain concentrate formulae in certain circumstances. The Company has been partially successful in these endeavors. By working with suppliers rather than on its own, Hansen is able to develop new products at low cost as well as to diversify its supplier network.

         Hansen's goal is to ensure that all raw materials used in the manufacture and packaging of the Company's products, including natural sodas, Signature sodas, functional drinks and non-carbonated drinks and juices, including, but not limited to, concentrates and juices, high fructose corn syrup, cane sugar, citric acid, caps, cans, glass bottles, P.E.T. plastic bottles, aseptic packaging and labels, are readily available from two or more sources and is continuing its efforts to achieve this goal, although each of such raw materials are, in practice, usually obtained from single sources. However, the cans for the Company's functional drinks are only manufactured by one company in the United States.

         In connection with the development of new products and flavors, the Company contracts with independent suppliers who bear a large portion of the expense of product development, thereby enabling the Company to develop new products and flavors at relatively low cost. The Company has historically developed and successfully introduced new products and flavors and packaging for its products and currently anticipates developing and introducing additional new beverage products and flavors.


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

         The Company's functional energy drink competes directly with Red Bull, Red Devil, Lipovitan, Met-rx, Hype, XTC and many other brands and its other functional drinks compete directly with Elix, Lipovitan, Met-rx, Think, Sobe Essentials and other brands. The "functional" beverage category is in its infancy and increased competition is anticipated within a relatively short period of time. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements and Arizona, have recently added or are in the process of adding vitamins, herbs and/or nutrients to their products with a view to marketing their products as "functional" beverages or as having functional benefits. However, many of those products are believed to contain low levels of supplements and principally deliver refreshment. In addition, many of the competitive products are positioned differently to the Company's functional drinks and Super Smoothies. The Company's Gold Standard line is positioned more closely against those products

         For its natural sodas, smoothies, carbonated functional drinks and Signature sodas as well as other products, Hansen competes not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. The Company's products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally known producers such as The Coca Cola Company, PepsiCo, Inc., Dr. Pepper/Seven-Up Companies, Inc., Cadbury Schweppes, The Quaker Oats Company, Triarc Group of Companies (which includes the RC Soda, Snapple, Mistic and Stewards brands), Nestle Beverage Company and Ocean Spray. More specifically, the Company's products compete with other alternative beverages, including new age beverages, such as Snapple, Mistic, Arizona, Clearly Canadian, Sobe, Stewart's, Everfresh, Nantucket Nectar, Kerns Nectar, Mistic Rain Forest Nectar, VeryFine, V8 Splash, Calistoga, Blue Sky, Red Bull, Met-rx and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca Cola Company and PepsiCo, Inc. have introduced products in that market segment which compete directly with the Company's products such as Nestea, Fruitopia, Lipton and Ocean Spray. The Company's products also compete with private label brands such as those carried by chain and club stores. Important factors affecting Hansen's ability to compete successfully include taste and flavor of products, trade and consumer promotion, rapid and effective development of new, unique, cutting edge products, attractive and different packaging, brand and product advertising and pricing. Hansen must also compete for distributors who will concentrate on marketing the Company's products over those of Hansen's competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative and functional beverage categories could cause the Company's products to lose market share or experience price erosion, which could have a material adverse effect on Hansen's business.

         The Company's fruit juice Smoothies compete with Kern's nectars in the western states and Libby's in the eastern states and Whipper Snapple, Mistic Rain Forest Nectar, and Nantucket Nectar nationally and also with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 10- to 20 ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

         The Company's apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welsh's, Ocean Spray, Minute Maid, Langers, Wildland, Apple and Eve, Seneca, Northland and also with other brands of apple juice and juice blends, especially store brands. The Company's Healthy Start line competes with Langer's, V8 Splash, Knudsen, Nantucket Nectar, Wildland and other juice products. The Company's still water products compete directly with Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Aquafina, Dannon, and other brands of still water especially store brands.


Marketing

         Hansen's marketing strategy is to focus on consumers who seek beverages which are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in the Company's product lines (other than the Company's functional energy, stamina(R) and power drinks which do contain caffeine) and the addition to all of its products, other than its Natural sodas and Signature sodas, of one or more vitamins, minerals, supplements, nutrients or herbs. This message is reinforced in the product packaging, the majority of which was redesigned in 1999. The regular wholesale price of Hansen's(R) Natural Sodas in cans is slightly higher than mainstream soft drinks such as Coca-Cola and Pepsi, although generally lower than the prices of the products of many competitors in the new age category. In its marketing, Hansen emphasizes its high quality "natural" image and the fact that its soda products contain no preservatives, sodium, caffeine or artificial coloring. The regular wholesale price of the Company's iced teas, lemonades and juice cocktails, including it's Gold Standard line, is slightly lower than that of competitive non-carbonated beverages marketed under the Snapple, Sobe, Arizona, Mistic, Lipton, Nestea, Fruitopia, Ocean Spray and Nantucket Nectar brands. In its marketing, Hansen emphasizes the high quality natural and healthy image of its products. The regular wholesale price of the Company's fruit juice Smoothie products is similar to that of Kern's nectars. Without abandoning its natural and healthy image, the Company launched a lightly carbonated energy drink in 8.2-ounce slim cans, containing two popular energy supplements, Ginseng and Taurine, to appeal to the young and active segment of the beverage market that desires an energy boost from its beverage selection. Hansen's(R) energy drink also contains Vitamins B2, B6, B12, Niacin, Vitamin C, Ginkgo Biloba, Guarana, Caffeine and Glucose. The Company has since launched five additional lightly carbonated functional drinks. The first, a stamina(R) drink contains Coenzyme Q-10, L-Carnitine, Bee Pollen, Royal Jelly, Schizandra Berry and Vitamins B5, B6, B12, Niacin, Vitamin C, Guarana Berry and Caffeine; the second, a d-stress(R) drink contains Kava Kava, St John's Wort, L-Tyrosine, Chamomile as well as Vitamins B5, B6, B12, Niacin and Vitamin C; the third, an antioox(R) drink (since renamed bowell(TM)) contains Grape Seed Extract, Selenium, Echinacea, Vitamins A, C and E as well as Vitamins B5, B6, B12 and Niacin; the fourth, a power drink contains Creatine, Glutamine, Red Panax Ginseng as well as key B Vitamins and the fifth, a slim down drink contains Pyruvate, Garcinia Cambogia, L-Carnitine, Coenzyme Q-10, Chromium Polynicotinate and calcium, as well as Vitamins B5, B6, B12, C and Niacin. The vitamins, minerals, nutrients, supplements and herbs ("supplements") contained in each of the functional drinks are intended to provide specific but different functional benefits to the consumers of each of such products.

         To cater for consumers who regularly purchase juices in multi-serve sizes and perceive the inclusion of supplements therein to be of added value, the Company launched its Healthy Start line of 100% juices in 1998. Although marketed in larger multi-serve packages that are appropriate for grocery chain stores, club stores, specialty chains and health food stores, the positioning of these products is similar to the Company's lightly carbonated functional drinks in 8.2-ounce slim cans. To distinguish these products from those of competitors, each label clearly indicates the function of the product, in addition to listing the supplements contained therein. As stated above, following the conclusion of a licensing agreement by the Company with the Silver Foxes Network, the Company is currently having the labels for its Silver Foxes(TM)/Healthy Start 100% juice line redesigned. The new re-named line, which will be targeted at the 50+ age group, will be launched within the next few months. The Company is in the process of introducing its Healthy Start 100% line in single serve 12 ounce glass bottles, through its distributor network.

         According to Roche Vitamins, very few American children meet all of the recommendations of the Food Guide Pyramid. In 1999 the Company introduced a new line of children's multi-vitamin juice drinks in 8.45- ounce aseptic packaging. These products are positioned to assist parents improve the daily intake by their children of essential vitamins and minerals.

         The Company's sales and marketing strategy is to focus its efforts on developing brand awareness and trial through sampling both in stores and at events. The Company intends to continue to place increased emphasis on product sampling and participating in direct promotions. The Company proposes to continue to use its refrigerated truck and other promotional vehicles at events at which the Company's products, including its fruit juice smoothies and natural sodas, will be distributed to consumers for sampling. Hansen utilizes "push-pull" tactics to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for its products including advertising, in store promotions and point of sale materials, prize promotions, price promotions, competitions, endorsements from selected public figures such as baseball star Sammy Sosa in 2000, couponing, sampling and sponsorship of selected sports figures as well as sporting events such as marathons, 10k runs, bicycle races, volleyball tournaments and other health- and sports-related activities, including extreme sports, and also participates in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and couponing are also used extensively to promote the Hansen's(R) brand.

         While the Company retains responsibility for the marketing of the Juice Slam(TM) line of children's multi-vitamin juice drinks, Costco has undertaken sole responsibility for the marketing of the co-branded Juice Blast(TM) line.

         Management increased expenditures for its sales and marketing programs by approximately 21% in 1999 compared to 1998.

         The Company intends to support its planned expansion of distribution and sale of its Smoothie products in bottles, functional drinks in 8.2-ounce cans, Signature Sodas and Healthy Start juices in glass bottles, through the in-store placement of point-of-sale materials, use of glide racks, suction cup racks and a proprietary rolling rack for its functional drinks and by attending and sponsoring many sporting events, including extreme sports and selected sports figures and through endorsements from selected public figures such as Sammy Sosa, and by developing local marketing programs in conjunction with its distributors in their respective markets. By enlisting its distributors as participants in its marketing and advertising programs, Hansen intends to create an environment conducive to the growth of both the Hansen's(R) brand and the businesses of its distributors.

         In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged. As of December 31, 1999, unused advertising and marketing credits totaled $203,000. Although such credits remain available for use by the Company through January 2002, management was unable to estimate their remaining net realizable value at December 31, 1997. Accordingly, in the year ended December 31, 1997, the Company fully reserved against and expensed such advertising and marketing credits.

         Management continues to believe that one of the keys to success in the beverage industry is differentiation; making Hansen's(R) products clearly distinctive from other beverages on the shelves of retailers. The Company reviews its products and packaging on an ongoing basis and, where practical, endeavors to make them different, better and unique. The labels for the Company's juice products were redesigned recently. The graphics for the Company's Natural Soda and Smoothie products were completely redesigned in 1999 in an endeavor to develop a new system to maximize visibility and identification thereof, wherever they may be placed in stores.

Customers

         Retail and specialty chains, and club stores represented 58% of Hansen's sales in the year ended December 31, 1999 and 59% in the year ended December 31, 1998, while the percentage of sales to distributors (primarily of Hansens(R) Smoothies in bottles, functional drinks in 8.2-ounce slim cans and Signature Sodas) increased slightly from 32% in the year ended December 31, 1998 to 33% in the year ended December 31, 1999.

         Hansen's major customers in 1999 included Costco, Trader Joes, Sam's Club, Lucky, Vons, Ralph's, Wal-Mart and Albertson's. One customer accounted for approximately 25% and 27% of the Company's sales for the years ended December 31, 1999 and 1998, respectively. Two customers accounted for approximately 29% and 11%, respectively, of the Company's sales for the year ended December 31, 1997. A decision by these major customers to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

Seasonality

         Hansen normally experiences greater sales and profitability during its second and third fiscal quarters (April through September). The consumption of beverage products fluctuates in part due to temperature changes with the greatest consumption occurring during the warm months. During months where temperatures are abnormally warm or cold, consumption goes up or down accordingly. Similarly, consumption is affected in those regions where temperature and other weather conditions undergo dramatic changes with the seasons. Management anticipates that the sale of the Company's products may become increasingly subject to seasonal fluctuations as more sales occur outside of California in areas where weather conditions are intemperate. Sales of the Company's juice products, its Healthy Start line, functional drinks and children's multi-vitamin juice drinks will be less affected by such factors. However, as the Company has not had sufficient experience with such products, it is unable to predict the likely sales trend of such products with any degree of accuracy.


Trademark

         The Hansen's(R) trademark is crucial to the Company's business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's(R) trademark is owned by a trust (the "Trust") which was created by an agreement between HBC and FJC's predecessor (the "Agreement of Trust"). The Trust licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. A similar license agreement exists between the Trust and HBC with regard to non-beverage products. Royalty expenses incurred in respect of such non-carbonated beverages and water during 1999 amounted to $12,000. No royalties are payable on sodas, juices, lemonades, juice cocktails, fruit juice Smoothies, "functional" drinks, Healthy Start or Signature Soda lines or on the children's multi-vitamin juice drinks.

         HBC, FJC's predecessor and the Trust also entered into a Royalty Sharing Agreement pursuant to which royalties payable by third parties procured by FJC or its predecessor or HBC are initially shared between the Trust and HBC and, after a specified amount of royalties have been received, are shared equally between HBC and FJC. Under the terms of the Agreement of Trust, FJC receives royalty income paid to the Trust in excess of Trust expenses and a reserve therefor. Management believes that such royalty payments as a percentage of sales are comparatively low.

         HBC entered into an Assignment and Agreement with Fresh Juice Company of California, Inc. (FJC) effective September 22, 1999, pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names. Under the Assignment and Agreement, among other matters, HBC acquired all FJC's rights as grantor and beneficiary of the Trust, all FJC's rights as licensee under certain license agreement pursuant to which FJC has the right to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark and all FJC's rights under the Royalty Sharing Agreement referred to above, as well as certain additional rights, for a total consideration of $775,010, payable over 3 years. FJC is permitted to continue to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark for a period of 5 years. Consequently, HBC now has full ownership of the Hansen's(R) trademark and its obligation to pay royalties to, and to share royalties with, FJC has been terminated.

         The Company has applied to register a number of trademarks in the United States including, but not limited to, THE REAL DEAL(TM), Juice Blast(TM), Juice Slam(TM), Immunejuice(TM), Defense(TM), bothin(TM), Powerpack(TM), Medicine Man(TM), bowell(TM)

         The Company owns in its own right the trademarks, LIQUIDFRUIT(R), Imported from Nature(R), California's Natural Choice(R), California's Choice(R), Dyna Juice(R), Equator(R), Be well(R), antioox(R), d-stress(R), stamina(R), Aqua Blast(R), Antioxjuice(R) and Intellijuice(R) in the United States and the "Smoothie" trademark in a number of countries around the world.

         During 1999, the United States Patent and Trademark Office issued a Notice of Allowance to the Company for an invention related to a shelf structure (rolling rack) and, more particularly, a shelf structure for a walk-in cooler. Such shelf structure is utilized by the Company to secure shelf space for and to merchandise its functionals drinks in 8.2-ounce slim cans in refrigerated Visi coolers and walk-in coolers in retail stores.


Government Regulation

         The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (the "FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers including, without limitation, statements concerning product ingredients.


Employees

         As of March 1, 2000, Hansen employed a total of 81 employees, 65 of whom are employed on a full-time basis. Of Hansen's 81 employees, 29 are employed in administrative and quality control capacities and 52 are employed in sales and marketing capacities.

         The Company operates with three separate divisions namely, carbonated, non-carbonated and distributor divisions, under existing management at the direction of Messrs. Rodney Sacks and Hilton Schlosberg. The Company intends to create a fourth separate division to manage the new nutritional food bars and cereals that the Company plans to introduce in 2000 and any functional foods/snack foods that may be introduced by the Company in the future.

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


ITEM 2.  PROPERTIES

         Hansen's corporate offices and main warehouse are located in a single building at 2380 Railroad Street, Suite 101, Corona, California 92880. This facility is leased by HBC for a period of eighty-nine (89) months commencing from September 19, 1997. The gross area of the facility is approximately 66,700 square feet. HBC also utilizes public warehouses. On February 23, 2000, the Company entered into a new lease agreement for a 113,600 square foot facility at 1010 Railroad Street in Corona, California, commencing on August 1, 2000. The term of the lease is ten years with increases in the monthly rental payments during the third, sixth and eighth years. Upon commencement of the new lease, the lease for the existing premises will terminate by mutual consent.


ITEM 3.  LEGAL PROCEEDINGS

         The second stage of the trial in HBC's action against ERLY Industries, Inc. ("ERLY") in the Superior Court for the State of California, was held in July 1997 for the sole purpose of determining the amount of HBC's damages, if any, resulting from ERLY's breach of certain rights of first refusal provisions contained in HBC's subordinated secured promissory note in the principal amount of $4 million in favor of ERLY (the "ERLY Note"). In November 1997, the court held that HBC had not suffered any damages as a result of ERLY's breach of the ERLY Note. HBC has filed an appeal against that judgment. A motion was made by ERLY for the costs of such action to be awarded in its favor, which was dismissed by the court. ERLY has filed a cross appeal on that issue. The full amount due under the ERLY Note was paid in November 1997 with the proceeds of a term loan obtained by the Company from Comerica Bank - California ("Comerica"). During 1998, ERLY filed for bankruptcy and the appeal was consequently stayed by law. The Company has filed a claim against ERLY. Although the trustee initially rejected the claim, discussions are currently taking place in an endeavor to agree on a figure for the principal amount of the Company's unsecured claim to avoid the necessity for HBC to pursue the appeal. The ultimate outcome of this matter cannot presently be predicted.

         Towards the end of 1998, HBC, together with the Trustee of the Hansen Trust, commenced arbitration proceedings before the American Arbitration Association in Los Angeles, California, against FJC, the former Trustees of the Trust, and a company called Hansen's Juice Creations LLC ("Creations"), in which HBC and the Trustee claimed, among other matters: (i) that certain acts of the former Trustees of the Trust constituted breach of trust; (ii) a certain license agreement purportedly entered into between the former Trustees of the Trust and Creations (the "Purported Agreement") was, in whole or in part, void or terminable by the Trust; and (iii) certain acts of Creations constituted infringement of the Hansen's(R) trademark and certain acts of FJC constituted contributory infringement of the Hansen's(R) trademarks. HBC and the Trustee sought damages and injunctive relief against FJC and Creations. Such proceedings were settled in September 1999. Pursuant to written settlement agreements among the various parties to such proceedings, the Purported Agreement was terminated by mutual consent, the right of the successor to Creations to use the Hansen's(R) trademark on limited, but clearly defined, fresh juice products, was clarified and agreed upon, and certain other matters relating to and concerning the use of the Hansen's(R) trademark, were resolved.

         The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

         Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the properties is subject, other than ordinary and routine litigation incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on September 24, 1999. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

                                    Votes For

                 Rodney C. Sacks                                8,756,925
                 Hilton H. Schlosberg                           8,756,925
                 Benjamin M. Polk                               8,756,875
                 Norman C. Epstein                              8,756,925
                 Harold C. Taber, Jr.                           8,756,875
                 Mark S. Vidergauz                              8,757,025

         In addition, at the meeting the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1999, by a vote of 8,668,015 for, 3,590 against and 9,462 abstaining. The stockholders also adopted an amendment to the Company's Employee Stock Option Plan ("Plan") increasing the number of shares of common stock issuable upon the exercise of stock options granted under the Plan from 2,000,000 shares to 3,000,000 shares, by a vote of 5,593,881 for, 296,311 against and 118,913 abstaining.


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

Principal Market

         The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the Nasdaq Small-Cap Market under the symbol "HANS". As of March 2, 2000 there were 10,014,198 shares of the Company's Common Stock outstanding held by approximately 674 holders of record.

Stock Price and Dividend Information

     The following table sets forth high and low bid closing quotations for the Common Stock, on a quarterly basis from January 1, 1997 to December 31, 1999:

                                                                                   Common Stock
                                                     ------------------------------------------------------------
                                                                  High Bid                       Low Bid
                                                     ------------------------------ -----------------------------

          Year Ended December 31, 1999

          First Quarter                                             $  5  5/8                     $  3  7/16
          Second Quarter                                            $  5  1/2                     $  3  5/8
          Third Quarter                                             $  5  5/8                     $  4  5/16
          Fourth Quarter                                            $  5  1/8                     $  3  7/8

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The consolidated statement of operations data set forth below with respect to each of the years ended December 31, 1995 through 1999 and the balance sheet data as of December 31, for the dates indicated, are derived from the consolidated financial statements audited by Deloitte and Touche LLP, independent certified public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this and in the 1996, 1997 and 1998 Forms 10-K and in the 1995 Form 10-KSB.



(in thousands, except per
share information)
                         1999        1998         1997        1996         1995
----------------- ----------- ------------ ----------- ------------ ------------


Net sales             $72,303     $53,866      $43,057     $35,565      $33,991

Net income (loss)     $ 4,478     $ 3,563      $ 1,250     $   357      $(1,350)

Net income (loss)
per common share
  Basic               $  0.45     $  0.38      $  0.14     $  0.04      $ (0.15)
  Diluted             $  0.43     $  0.34      $  0.13     $  0.04           -


Total assets          $28,709     $22,557      $16,933     $16,109      $17,521

Long-term debt        $   903     $ 1,335      $ 3,408     $    -       $ 4,032



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         During 1999 the Company continued to expand its existing product lines and further develop its markets. In particular, the Company continues to focus on developing and marketing beverages that fall within the category generally described as the "functional" beverage category.

         In January 1999, the Company launched its new premium line of Signature Sodas in unique proprietary 14-ounce glass bottles.

         The Company is currently introducing slim down, its sixth functional drink in 8.2-ounce slim cans. slim down is a berry flavored drink that contains Pyruvate, Garcinia Cambogia, L-Carnitine, Chromium Polynicotinate, Co-Enzyme Q-10, Calcium, vitamin C and key B vitamins and has no calories.

         During 1999, the Company replaced the 13.5-ounce glass bottles used by it for its Smoothie products with a new unique proprietary 12-ounce glass bottle and further introduced two of its Smoothie products in 64-ounce P.E.T. plastic bottles. The Company is currently introducing its two newest Smoothie flavors, Whipped Orange and Cranberry Twist in 11.5-ounce cans. The Company is also in the process of extending its Smoothie line in 64-ounce P.E.T. plastic bottles from two flavors to six flavors.

         During the second half of 1999, the Company introduced a new line of premium functional Smoothies in 11.5-ounce cans Energy, Power, Protein and Vita. Each of these products contain different combinations of vitamins, nutrients, herbs and supplements. At the end of 1999, the Company introduced certain of such premium functional Smoothies as line extensions to its Smoothie line in 12-ounce glass bottles.

         Earlier this year, the Company entered into a license agreement with the Silver Foxes Network for the licensing to the Company of the Silver Foxes(TM) brand and trademark, which is positioned towards consumers in the 50+ age group, for and in connection with certain of the Company's products. The Company has determined to use that trademark for and in connection with its Healthy Start 100% juice line. The Company is currently having the labels for its Silver Foxes(TM)/Healthy Start 100% juice line redesigned and anticipates launching that new re-named line, which will be targeted at the 50+ age group, within the next few months.

         In the first quarter of 2000, the Company plans to introduce its Healthy Start 100% juice line in single serve glass bottles, which will be marketed through its distributor network.

         In the third quarter of 1999, the Company introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packaging. Each line was introduced in three flavors. The Company intends to introduce additional flavors for each line in 2000. One line is a co-brand 100% juice line named "Juice Blast(TM)" that was launched in conjunction with Costco under the "Kirkland Signature(TM)/Hansen's(R) Natural" co-brand name and is sold nationally through Costco stores. The other line is a 10% juice line named "Juice Slam(TM)" that is available to all of our customers.

         During 1999, the Company expanded its Green Tea line with four new specialty teas in proprietary 20-ounce glass bottles, which it named its "Gold Standard" line. The Company is currently in the process of introducing additional Green Tea flavors including two diet green tea flavors as well as six juice cocktails, all under the "Gold Standard" name.

         In 2000, the Company plans to introduce additional flavors of its existing products as well as a new line of soy based drinks and, in addition, a new line of premium "functional" iced teas in unique proprietary glass bottles.

         In 2000, the Company also plans to introduce two new lines of nutritional food bars and to test market a new line of premium G.M.O. free cereals under the Hansen's(R) brand name. The one new line of nutritional food bars will be a line of snack bars made from grains and fruit and the other will be a line of functional bars.

         The increase in net sales and profitability for the year ended December 31, 1999, was primarily attributable to increased sales of the Company's functional drinks in 8.2-ounce slim cans and to the Company's Healthy Start line as well as the introduction of the Company's Signature Sodas and children's multi-vitamin juice drinks in aseptic packaging.

         Net sales of iced teas, lemonades and juice cocktails in 1999 were comparable to the sales of such products in 1998.

         Net sales of the Company's Smoothie products were higher in 1999 than in 1998 due primarily to sales of Smoothies in 64-ounce plastic bottles, which were introduced during 1999.

         Net sales of Natural Sodas were significantly higher in 1999 as compared to 1998. The primary increase is attributable to the introduction of the Company's Signature Soda line in 14-ounce glass bottles. Net sales of apple juice were higher in 1999 than in 1998.

         The mix of products sold by the Company continued to change in 1999. The change in product mix resulted in a decrease in the gross profit margin as a percentage of net sales to 46.4% for the year ended December 31, 1999 as compared to 49.3% for the year ended December 31, 1998.

         During 1999, sales outside of California represented 39% of the aggregate sales of the Company, as compared to approximately 34% of the aggregate sales of the Company in 1998. Sales to distributors outside the United States during 1999 amounted to $800,000 compared to $500,000 in 1998.

         During 1999, the Company entered into several new distribution agreements for the sale of its products, both within and outside the United States. As discussed under "ITEM 1 BUSINESS - Manufacture, Production and Distribution", it is anticipated that the Company will continue building its national sales organization in 2000 to support and grow the sales of its products.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.


Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

         Net Sales. For the year ended December 31, 1999, net sales were approximately $72.3 million, an increase of $18.4 million or 34.2% over the $53.9 million net sales for the year ended December 31, 1998. The increase in net sales was primarily attributable to increased sales of the Company's energy and other functional drinks in 8.2-ounce slim cans, the introduction of the Company's new children's multi-vitamin juice drinks in the third quarter of 1999, as well as the Company's Signature Soda line, which was introduced in the first quarter of 1999, increased sales of the Company's Healthy Start product line and sales of Smoothies in 64-ounce P.E.T. bottles. To a lesser extent, the increase in net sales was also attributable to increased sales of juice blends, Smoothies in cans, apple juice, soda in cans and sales of Super Smoothies, which were introduced in the second half of 1999. Net sales of iced teas, lemonades and juice cocktails in 1999 were comparable to the sales of such products in 1998. The increase in net sales was partially offset by the discontinuance of Equator(R) and other marginal products.

         Gross Profit. Gross profit was $33.5 million for the year ended December 31, 1999, an increase of $7.0 million or 26.4% over the $26.5 million gross profit for the year ended December 31, 1998. Gross profit as a percentage of net sales decreased to 46.4% for the year ended December 31, 1999 from 49.3% for the year ended December 31, 1998. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales is primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $26.0 million for the year ended December 31, 1999 an increase of $5.4 million or 26.5% over total operating expenses of $20.6 million for the year ended December 31, 1998. Total operating expenses as a percentage of net sales decreased to 36.0% for the year ended December 31, 1999, from 38.2% for the year ended December 31, 1998. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses and other operating expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively smaller increase in selling, general and administrative expenses.

         Selling, general and administrative expenses were $25.3 million for the year ended December 31, 1999 an increase of $5.1 million or 25.3% higher than selling, general and administrative expenses of $20.2 million for the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% for the year ended December 31, 1999 from 37.5% for the year ended December 31, 1998. Selling expenses were $17.8 million for the year ended December 31, 1999 an increase of $3.7 million or 26.2% higher than selling expenses of $14.1 million for the year ended December 31, 1998. Selling expenses as a percentage of net sales decreased to 24.6% for the year ended December 31, 1999 from 26.2% for the year ended December 31, 1998. The increase in selling expenses was primarily attributable to increased distribution (freight) expenses, advertising costs and promotional expenditures, particularly in-store demonstrations and coupon expenses. The increase in selling expenses was partially offset by a decrease in expenditures for merchandise displays and point of sale materials. General and administrative expenses were $7.5 million for the year ended December 31, 1999, an increase of $1.4 million or 23.4% higher than general and administrative expense of $6.1 million for the year ended December 31, 1998. General and administrative expenses as a percentage of net sales decreased to 10.4% for the year ended December 31, 1999, from 11.4% for the year ended December 31, 1998. The increase in general and administrative expenses was primarily attributable to increased payroll costs and certain other expenses incurred in connection with the Company's product development and expansion activities into additional states.

         Amortization of trademark license and trademarks was $308,000 for the year ended December 31, 1999, an increase of $12,000 over amortization of trademark license and trademarks of $296,000 for the year ended December 31, 1998.

         Other operating expenses were $380,000 for the year ended December 31, 1999, an increase of $320,000 over other operating expenses of $60,000 for the year ended December 31, 1998. The increase in other operating expenses was primarily attributable to expenses incurred in connection with a proposed business combination that was not completed. The increase in other expenses was partially offset by the expiration of a consulting agreement with a director of the Company.

         Operating Income. Operating income was $7.5 million for the year ended December 31, 1999, compared to $6.0 million for the year ended December 31, 1998. The $1.5 million increase in operating income was primarily attributable to increased gross profits, which was partially offset by increased operating expenses.

         Net Nonoperating Expense. Net nonoperating expense was $52,000 for the year ended December 31, 1999, which was $278,000 lower than net nonoperating expense of $330,000 for the year ended December 31, 1998. Net nonoperating expense consists of interest and financing expense interest income and for 1998, other nonoperating expense. Interest and financing expense for the year ended December 31, 1999 was $171,000 as compared to $387,000 for the year ended December 31, 1998. The decrease in interest and financing expense was attributable to a reduction in financing fees that were fully amortized in 1998 and to the fact that the principal amounts outstanding on the Company's term loan were lower in 1999 than 1998. See also "Liquidity and Capital Resources" below. Interest income for the year ended December 31, 1999 was $118,000, which was $46,000 higher than interest income of $72,000 for the year ended December 31, 1998. The increase in interest income was primarily attributable to interest earned on excess cash invested.

         Provision for Income Taxes. Provision for income taxes for the year ended December 31, 1999 was $3.0 million as compared to provision for income taxes of $2.1 million for the year ended December 31, 1998. The effective combined federal and state tax rate for 1999 was 39.9% as compared to 36.7% for 1998. The increase in provision for income taxes was primarily attributable to increased operating income and the increase in the effective tax rate for 1999. Certain net operating loss carryforwards resulted in a lower effective tax rate in 1998. Such net operating loss carryforwards were not available in 1999.

         Net Income. Net income was $4.5 million for the year ended December 31, 1999, compared to $3.6 million for the year ended December 31, 1998. The $915,000 increase in net income was attributable to increased operating income of $1.5 million and decreased nonoperating expense of $278,000, which was offset by increased provision for income taxes of $904,000.


Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997.

         Net Sales. For the year ended December 31, 1998, net sales were approximately $53.9 million, an increase of $10.8 million or 25.1% over the $43.1 million net sales for the year ended December 31, 1997. The increase in net sales was primarily attributable to increased sales of the Company's energy functional drink and sales of the Company's three additional functional drinks in 8.2-ounce slim cans introduced in the first quarter of 1998. The increase in sales of functional drinks was attributable in part to the fact that the Company launched its energy functional drink in April 1997 and also that during 1997, the Company did not have any sales of its three additional functional drinks which were introduced in the first quarter of 1998. A portion of the sales of functional drinks during 1998 were attributable to opening orders from distributors prior to their launching such products in their respective territories. Consequently, sales of functional drinks during 1998 may not be indicative of sales that will be achieved from those products in subsequent periods. The increase in net sales was also, to a lesser extent, attributable to the Company's Healthy Start line and apple juice blends which were also launched in 1998, and increased sales of Smoothies in bottles, iced teas, lemonades and juice cocktails. The increase in net sales was partially offset by decreased sales of soda, Smoothies in cans, and the discontinuance of Equator(R) and other marginal products. The decrease in sales of Smoothies in cans was primarily attributable to a large introductory order received during the third quarter of 1997, which was not repeated in 1998 and also to the fact that only a portion of the stores of the customer concerned continue to stock those products.

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

         Amortization of trademark license and trademarks was $296,000 for the year ended December 31, 1998, a decrease of $5,000 from amortization of trademark license and trademarks of $301,000 for the year ended December 31, 1997.

         Other expenses were $60,000 for the year ended December 31, 1998, a decrease of $139,000 or 69.8% below other expenses of $199,000 for the year ended December 31, 1997. This decrease was primarily attributable to the expiration of certain consulting agreements in 1997, which were entered into in connection with the purchase of the Hansen Business. This decrease was partially offset by a new consulting agreement entered into in 1997 with the former president of HBC.

         Operating Income. Operating income was $6.0 million for the year ended December 31, 1998, compared to $1.9 million for the year ended December 31, 1997. The $4.1 million increase in operating income was primarily attributable to increased gross profits which was partially offset by increased operating expenses.

         Net Nonoperating Expense. Net nonoperating expense was $330,000 for the year ended December 31, 1998, which was $262,000 lower than net nonoperating expense of $592,000 for the year ended December 31, 1997. Net nonoperating expense consists of interest and financing expense, interest income and other expense. Interest and financing expense for the year ended December 31, 1998 was $387,000 as compared to $525,000 for the year ended December 31, 1997. The decrease in interest and financing expense was attributable to lower financing fees; less interest incurred on the term loan (refer to "Liquidity and Capital Resources" below); and lower average short-term borrowings during the year ended December 31, 1998 than during 1997. Interest income for the year ended December 31, 1998 was $72,000 as compared to interest income of $3,000 for the year ended December 31, 1997. The increase in interest income was primarily attributable to interest earned on excess cash invested. Other expense of $15,000 for 1998 consists of certain expenses incurred in connection with the discontinuance of operations in the United Kingdom. Other expense for 1997 consisted of a $70,000 loss incurred on the disposal of certain assets, arising primarily from the closure of the route distribution system

         Provision for Income Taxes. Provision for income taxes for the year ended December 31, 1998 was $2.1 million as compared to provision for income taxes of $40,200 for the year ended December 31, 1997. The increase in provision for income taxes was primarily attributable to increased operating income, and to a lesser extent, decreased net nonoperating expense and a reduction in the valuation allowance attributable to prior years net operating losses.

         Net Income. Net income was $3.6 million for the year ended December 31, 1998, compared to $1.3 million for the year ended December 31, 1997. The $2.3 million increase in net income was attributable to increased operating income of $4.1 million and decreased nonoperating expense of $262,000, which was offset by increased provision for income taxes of $2.0 million.


Liquidity and Capital Resources

         As of December 31, 1999, the Company had working capital of $8,997,000 compared to working capital of $4,997,000 as of December 31, 1998. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, and compensation expense related to the issuance of stock options. The increase in working capital was partially offset by increases in trademark license and trademarks, the reclassification of a portion of long-term debt to current portion of long-term debt and, to a lesser extent, increases in deposits and other assets and acquisitions of property and equipment, and reclassification of a portion of the deferred tax liability to income taxes payable.

         During 1999, the Company's cash reserves were used for working capital including the acquisition of increased inventories and increases in accounts receivable and the acquisition of trademark licenses and trademarks, increases in deposits and other assets, and the acquisition of property and equipment and to reduce long term debt. The acquisition of increased inventories, increases in accounts receivable, increases in deposits and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, and repayment of the Company's term loan, are expected to remain the Company's principal recurring use of cash and working capital funds.

         Net cash used in investing activities for the year ended December 31, 1999 was $1.5 million as compared to net cash used in investment activities of $515,000 in 1998. The increase in net cash used in investing activities was primarily attributable to increases in deposits and other assets. This increase was partially offset by a decrease in purchases of property and equipment (including vans and promotional vehicles). Management, from time to time, considers the acquisition of capital equipment, particularly, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand as well as the introduction of new product lines. In May 1999, the Board of Directors of the Company approved the repurchase by the Company of up to 1,000,000 shares of its outstanding common stock in the market or in privately negotiated transactions. Prior to December 31, 1999, the Company did not repurchase any shares of its outstanding common stock. However, in March 2000, the Company began to implement such repurchase program. Such purchases will be financed through available cash, the Company's line of credit or funds generated from operations. The Company may require additional capital resources in the event of the acquisition by it of any businesses, depending upon the cash requirements relating thereto. Any such transaction and the repurchase of its shares of common stock will also be subject to the terms and restrictions of HBC's credit facilities.

         Net cash used in financing activities increased to $1.6 million for the year ended December 31, 1999 from $445,000 in 1998. The increase in net cash used in financing activities is primarily attributable to principal payments of $2.1 million made on long-term debt in the year ended December 31, 1999 as compared to principal payments of $521,000 made in the year ended December 31, 1998. Additionally, cash generated by the issuance of common stock decreased to $28,000 in 1999 from $76,000 in 1998. The increase in net cash used in financing activities was also attributable to a liability of $431,000 incurred in connection with the acquisition of the Hansen's(R) trademark.

         In 1997, a credit facility was granted to HBC by Comerica, consisting of a revolving line of credit of up to $3 million in aggregate at any time outstanding and a term loan of $4 million. The utilization of the revolving line of credit by HBC is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. HBC entered into a modification agreement with Comerica as of December 1, 1998 which provides for the original revolving line of credit agreement to be and remain in full force and effect until May 1, 2000 and for the rate of interest payable by HBC on advances under the revolving line of credit to be reduced from 1% above the bank's base (prime) rate to 2 1/2% over the bank's Libor rate or 1/4 of 1 percent above the bank's base (prime) rate, at the option of HBC. As of both December 31, 1999 and 1998, no amounts were outstanding under the revolving line of credit. HBC anticipates that the revolving line of credit will be renewed when it expires on May 1, 2000. However, there can be no assurance that it will, in fact, be renewed, or if renewed that the terms of such renewal will not be disadvantageous to HBC and its business.

         The initial use of proceeds under the term loan was to pay the principal balance due by the Company under a note payable to ERLY (refer to "ITEM 3. LEGAL PROCEEDINGS"). As of December 31, 1999, $1,332,000 was outstanding under the term loan. The term loan is repayable over a period of 60 months from November 1997.

         The credit facility imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. The credit facility also contains certain non-financial covenants. At both December 31, 1999 and 1998, the Company was in compliance with all covenants.

         Management believes that cash available from operations, including cash resources and revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, repayments under the term loan during 2000, purchases of shares of common stock of the Company, as well as any purchases of capital assets or equipment through December 31, 2000.

European Monetary Union

         Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

         On January 1, 1999,  the  participating  countries  adopted the euro as their local currency, initially available for currency trading on currency exchanges and noncash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be used for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

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

         The Company has not experienced any significant operational disruptions to date and does not currently expect the continued implementation of the euro to cause any significant operational.

New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities, but will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2001.

         The Company has adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, during 1999. There was no material impact on the consolidated financial statements as a result.

Year 2000 - Compliance

         Prior to January 1, 2000, the Company reviewed the readiness of its computer systems and business practices for handling Year 2000 issues. These issues involve systems that are date sensitive and may not be able to properly process the transition from year 1999 to year 2000 and beyond, resulting in miscalculations and software failures. Year 2000 compliance updates were completed in the fourth quarter of 1999 and the Company's information technology ("IT") and non-information technology ("NIT") computer systems completed the transition to the year 2000 without any material issues or problems. The Company estimates expenditures of approximately $120,000 were incurred to enable the Company to become Year 2000 compliant. No additional expenditures are currently anticipated. The Company has been in contact with critical suppliers, co-packers, customers, and other third parties to determine the extent to which they may be vulnerable to Year 2000 issues. The Company cannot currently predict any future effect of third parties' Year 2000 issues. However, the Company has not been made aware of any matter which would materially impact the Company's business from third parties.

Forward Looking Statements

         The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and it's representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report, including certain statements made in management's discussion and analysis, may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of the Act.

         Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
o    Changes in consumer preferences;
o    Changes in demand that are weather  related,  particular in areas outside of California;
o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
o    The introduction of new products;
o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of it's creditors;
o    The   effectiveness   of  the  Company's advertising,   marketing  and
     promotional   programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of its functional drinks in 8.2-ounce slim cans and Smoothies in 11.5-ounce cans; and

o The Company's and the Company's customers', co-packers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address Year 2000 issues. Given the numerous and significant uncertainties involved, there can be no assurance regarding their ability to identify and correct all relevant computer codes and imbedded chips and other unanticipated difficulties or the ability of third parties to remediate their respective systems.

The foregoing list of important factors is not exhaustive.

Sales

         The table set forth below discloses selected quarterly data regarding sales for the past five years. Data from any one or more quarters are not necessarily indicative of annual results or continuing trends.

         Sales are expressed in actual cases and case equivalents. A case equivalent is equal to the amount of soda concentrate sold that will yield twenty-four 12-ounce (354 ml) cans measured by volume. Actual cases of soda equal twenty-four 12-ounce cans or 11-ounce (325 ml) bottles, thirty 12-ounce cans, or twelve 23-ounce (680 ml) bottles or twenty-four 14-ounce (414 ml) bottles measured by volume. A case of apple juice and juice blends equals twelve 32-ounce bottles, six 64-ounce glass bottles, eight 64-ounce P.E.T. bottles, four 128-ounce P.E.T. bottles, twenty-four 8.45-ounce (250 ml) tetra-pak boxes or the equivalent volume. A case of non-carbonated iced teas, lemonades and juice cocktails equals twenty-four 16-ounce (473 ml) or fifteen 20-ounce (591 ml) bottles measured by volume. A case of still water equals twenty-four 0.5-liter, twelve 1.0-liter and twelve 1.5-liter plastic bottles measured by volume. A case of fruit juice Smoothies equals twenty-four 11.5-ounce (340 ml) cans or twenty-four 16-ounce or 13.5-ounce (400 ml) or 12-ounce bottles or eight 64-ounce P.E.T. bottles measured by volume. A case of "functional" drinks equals twenty-four 8.2-ounce (243 ml) cans measured by volume. A case of Health Start equals twelve 46-ounce (1.36 L) or eight 64-ounce P.E.T. bottles, measured by volume.

         The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been Hansen's experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. Quarterly fluctuations may also be affected by other factors including the introduction of new products including Hansen's(R) functional drinks, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and soda concentrates and increased advertising and promotional expenses. See also "ITEM 1. BUSINESS Seasonality."

         Case Sales (in Thousands)

                 1999          1998         1997             1996          1995
               --------      ---------     --------      ---------     ---------

   Quarter 1     1,372          1,237          861            940           834
   Quarter 2     1,716          1,566        1,383          1,340         1,282
   Quarter 3     2,074          1,845        1,648          1,341         1,580
   Quarter 4     1,779          1,241        1,234            876           902
               --------      ---------     --------      ---------     ---------
   Totals        6,941          5,889        5,126          4,497         4,598
               ========      =========     ========      =========     =========

         Sales Revenues (in Thousands)

                  1999           1998         1997           1996          1995
               --------      ---------     --------      ---------     ---------
   Quarter 1   $15,229       $ 11,265      $ 7,120        $ 7,365       $ 5,434
   Quarter 2    19,142         13,950       11,496         10,394         9,560
   Quarter 3    20,491         16,589       13,439         10,817        12,109
   Quarter 4    17,441         12,062       11,002          6,989         6,888
               --------      ---------     --------      ---------     ---------
   Totals      $72,303       $ 53,866     $ 43,057       $ 35,565      $ 33,991
               ========      =========     ========      =========     =========


Inflation

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be furnished in response to this item is submitted hereinafter following the signature page hereto at pages F-1 through F-22.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

         Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is presently anticipated that the next annual meeting of stockholders will be held in September 2000.

         Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

         Rodney C. Sacks (50) - Chairman of the Board of Directors of the Company, Chief Executive Officer and director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present. Mr. Sacks resigned from his position as Chief Financial Officer of the Company in July 1996, which office he had held from November 1990 to July 1996.

         Hilton H. Schlosberg (47) - Vice Chairman of the Board of Directors of the Company, President, Chief Operating Officer, Secretary, and a director of the Company from November 1990 to the present. Chief Financial Officer of the Company since July 1996. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Member of the Audit Committee of the Board of Directors of the Company since September 1997. Vice Chairman of the Board of Directors, Secretary and a director of HBC from July 1992 to the present. Director and/or Deputy Chairman of AAF Industries PLC, a United Kingdom publicly quoted industrial group, from June 1990 until April 1995.

         Benjamin M. Polk (49) - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Member of the Audit Committee of the Board of Directors of the Company since September 1997. Member of the Compensation Committee of the Board of Directors of the Company from April 1991 until September 1997. Partner with Whitman Breed Abbott & Morgan LLP (New York, New York) where Mr. Polk has practiced law with that firm and its predecessor, Whitman & Ransom, from August 1976 to the present. 1

         Norman C. Epstein (59) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998. Managing Director of Cheval Acceptances, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

         Harold C. Taber, Jr. (60) - Director of the Company since July 1992. Consultant to the Company from July 1, 1997 to June 30, 1999. Consultant to The Joseph Company from September 1997 to March 1999. President and Chief Executive Officer and a director of HBC from July 1992 to June 1997. On June 30, 1997, Mr. Taber resigned from his employment as well as director, President and Chief Executive Officer of HBC. In addition, effective June 30, 1997, Mr. Taber resigned as a member of the Executive Committee on which he served since October 1992.

         Mark S. Vidergauz (46) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998. Managing director at the Los Angeles office of ING Barings LLC, a diversified financial services institution headquartered in the Netherlands. Prior to joining ING Barings LLC in April 1995, Mr. Vidergauz was a managing director at Wedbush Morgan Securities, an investment banking firm in Los Angeles, from 1991 to 1995. Prior to joining Wedbush, Mr. Vidergauz was a corporate finance attorney in the Los Angeles office of O'Melveny & Meyers.


1 Mr. Polk and his law firm, Whitman Breed Abbott & Morgan LLP, serve as counsel to the Company.



Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. The Company is required to report in this annual report on Form 10-K any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the most recent fiscal year or prior fiscal years.

         To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were in compliance, except as follows: Rodney C. Sacks and Hilton H. Schlosberg, both officers and directors of the Company, were late in filing their annual statements of changes in beneficial ownership with respect to employee stock options granted to them during 1999; and Mark S. Vidergauz, a director of the Company, was late in filing his report of beneficial ownership with respect to stock options granted to him in June 1998.


ITEM 11. EXECUTIVE COMPENSATION

         The following tables set forth certain information regarding the total remuneration earned and grants of options/SARs made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 1999. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the fiscal years December 31, 1997 through 1999.

                           SUMMARY COMPENSATION TABLE
----------------------------------------- --------------------------------------------- --------------------
                                                                                            Long Term
                                                  ANNUAL COMPENSATION                     Compensation(4)
                                                                                              Awards(5)
----------------------------- ----------- --------------------------------------------- --------------------
                                                                           Other            Securities
                                                                           Annual           underlying
Name and Principal Positions                              Bonus(2)      Compensation ($)   Options/SARs (#)
                              Year        Salary(1)($)      ($)
----------------------------- ----------- --------------- ----------- ----------------- --------------------
Rodney C. Sacks               1999        180,000         25,000          6,088 (3)        100,000
Chairman, CEO                 1998        160,000         34,000      1,927,431 (6)         75,000
and Director                  1997        160,000            -           12,302 (3)            -
----------------------------- ----------- --------------- ----------- ----------------- --------------------
Hilton H. Schlosberg          1999        180,000         25,000          6,088 (3)        100,000
Vice-Chairman, CFO            1998        160,000         34,000      1,689,972 (7)         75,000
President, Secretary and      1997        158,030           -             5,572 (3)            -
Director
----------------------------- ----------- --------------- ----------- ----------------- --------------------
Mark J. Hall                  1999        150,000         40,000          7,551 (3)            -
Sr. Vice President            1998        136,250         65,000        180,982 (8)         30,000
Distributor Division          1997        116,250         40,000          6,327 (3)        120,000
----------------------------- ----------- --------------- ----------- ----------------- --------------------
Kirk S. Blower                1999        110,000         16,800          7,099 (3)         12,500
Sr. Vice President            1998        111,250         16,800        363,440 (9)            -
Juice Division                1997        102,850         10,000          7,468 (3)            -
----------------------------- ----------- --------------- ----------- ----------------- --------------------
Thomas J. Kelly               1999         98,000         18,000         60,499 (10)        10,000
Secretary and Controller      1998         93,000         18,000             -              60,000
of HBC                        1997         91,000         12,500             -                 -
----------------------------- ----------- --------------- ----------- ----------------- --------------------

(1) SALARY - Pursuant to his employment agreement, Mr. Sacks is entitled to an annual base salary of $180,000. For 1998 and 1997, Mr. Sacks agreed to a temporary reduction of his annual base salary to $160,000. Pursuant to his employment agreement, Mr. Schlosberg is entitled to an annual base salary of $180,000. For 1998, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $160,000. For 1997, Mr. Schlosberg agreed to a temporary reduction of his annual base salary to $158,030.

(2) BONUS - Payments made in 2000, 1999 and 1998 for bonuses accrued in 1999, 1998 and 1997.

(3) OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus for the years shown.

(4) LTIP PAYOUTS - None paid. No plan in place.

(5) RESTRICTED STOCK AWARDS - The Company does not have a plan for restricted stock awards.

(6) Includes $1,921,625 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $5,806 for automobile expense reimbursement.

(7) Includes $1,684,125 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $5,847 for automobile expense reimbursement.

(8) Includes $179,660 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $1,322 for automobile expense reimbursement.

(9) Includes $362,040 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $1,400 for automobile expense reimbursement.

(10) Includes $60,499 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise.

ALL OTHER COMPENSATION - none paid
                                       31

     OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1999
---------------------------------------------------------------------------------------------- ---------------------------------
                                                                                                Potential realizable value at
                                      INDIVIDUAL GRANTS                                         assumed annual rates of stock
                                                                                               price appreciate for option term
---------------------------------------------------------------------------------------------- ---------------------------------
                                Number of      Percent of total
                               Securities        Options/SARs     Exercise or
                               underlying         granted to       base price
                              Options/SARs     employees in 1999   ($/Share)     Expiration
           Name                granted (#)                                          Date               5%              10%
--------------------------- ------------------ ------------------ ------------- --------------    ------------- ----------------
Rodney C. Sacks                100,000(1)           23.6%            $4.25      02/02/2009         267,280           677,340
--------------------------- ------------------ ------------------ ------------- --------------    ------------- ----------------
Hilton H. Schlosberg           100,000(1)           23.6%            $4.25      02/02/2009         267,280           677,340
--------------------------- ------------------ ------------------ ------------- --------------    ------------- ----------------
Kirk S. Blower                  12,500(2)            2.9%            $4.25      02/02/2005          18,068            40,989
--------------------------- ------------------ ------------------ ------------- --------------    ------------- ----------------
Thomas J. Kelly                 10,000(2)            2.4%            $4.25      02/02/2005          14,454            32,791
--------------------------- ------------------ ------------------ ------------- --------------    ------------- ----------------

(1) 9,500 options to purchase the Company's common stock are exercisable on February 2, 1999; 23,500 are exercisable on February 2, 2000; 23,500 are exercisable on February 2, 2001; 23,500 are exercisable on February 2, 2002; and, 20,000 are exercisable on February 2, 2003.

(2) Options to purchase the Company's common stock become exercisable in equal annual increments over 5 years beginning February 2, 2000.


AGGREGATED OPTION/SAR EXERCISES DURING THE YEAR ENDED DECEMBER 31 1999 AND OPTION/SAR VALUES AT DECEMBER 31, 1999
------------------------------- --------------------- --------------------- --------------------- ------------------------
                                                                                 Number of         Value of unexercised
                                                                                 underlying            in-the-money
                                                                                unexercised           options/SARs at
                                                                              options/SARs at        December 31, 1999
                                                                             December 31, 1999              ($)
                                                                                    (#)
                                                                            --------------------- ------------------------
                                 Shares acquired on          Value              Exercisable/           Exercisable/
            Name                    exercise (#)          Realized ($)         Unexercisable           Unexercisable
------------------------------- --------------------- --------------------- --------------------- ------------------------
Rodney C. Sacks                           -                    -                47,000 / 90,500(1)    102,711 /  5,702
------------------------------- --------------------- --------------------- --------------------- ------------------------
Hilton H. Schlosberg                      -                    -                47,000 / 90,500(1)    102,711 /  5,702
------------------------------- --------------------- --------------------- --------------------- ------------------------
Mark J. Hall                              -                    -                34,000 / 82,000(2)    105,302 /261,446
------------------------------- --------------------- --------------------- --------------------- ------------------------
Kirk J. Blower                            -                    -                     0 / 12,500(3)          0 /    788
------------------------------- --------------------- --------------------- --------------------- ------------------------
Thomas J. Kelly                        15,473         $     60,499              44,527 / 10,000(4)    121,247 /    630
------------------------------- --------------------- --------------------- --------------------- ------------------------



(1) Includes options to purchase 37,500 shares of common stock at $1.59 per share of which all are exercisable at December 31, 1999, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Messrs. Sacks and Schlosberg, respectively; and options to purchase 100,000 shares of common stock at $4.25 per share of which 9,500 are exercisable at December 31, 1999, granted pursuant to Stock Option Agreements dated February 2, 1999 between the Company and Messrs. Sacks and Schlosberg, respectively.

(2) Includes options to purchase 96,000 shares of common stock at $1.06 per share of which 24,000 are exercisable at December 31, 1999, granted pursuant to a Stock Option Agreement dated February 10, 1997 between the Company and Mr. Hall; options to purchase 20,000 shares of common stock at $1.59 per share of which 10,000 are exercisable at December 31, 1999, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Hall.

(3)Includes options to purchase 12,500 share of common stock at $4.25 per share of which none are exercisable at December 31, 1999, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Blower.

(4)Includes options to purchase 44,527 shares of common stock at $1.59 per share of which all are exercisable at December 31, 1999, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Kelly; and options to purchase 10,000 shares of common stock at $4.25 per share of which none are exercisable at December 31, 1999, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Kelly.



Performance Graph

The following graph shows a five-year comparison of cumulative total returns.(1)

                           TOTAL SHAREHOLDER RETURNS

                            ANNUAL RETURN PERCENTAGE

For the years ended December 31,

Company Name/Index                 1995      1996      1997      1998      1999
----------------------           -------   -------   -------   -------   -------
HANSEN NAT CORP                  (63.36)    54.59     70.62    196.63    (19.78)
S&P SMALLCAP 600 INDEX            29.96     21.32     25.58     (1.31)    12.40
PEER GROUP                       (25.39)    49.88     34.05    (43.03)     9.99



                                INDEXED RETURNS

For the years ended December 31,

                         Base
                        Period
Company Name/Index       1994      1995      1996      1997      1998      1999
---------------------- -------   -------   -------   -------   -------   -------
HANSEN NAT CORP           100     36.64     56.64     96.64    286.67    229.97
S&P SMALLCAP 600 INDEX    100    129.96    157.67    198.01    195.42    219.66
PEER GROUP                100     74.61    111.83    149.91     85.41     93.94



(1) Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1994. The Company's self-selected peer group is comprised of Saratoga Beverage Group, Cott Corporation, National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc. and Northland Cranberries, all of which traded during the entire five-year period.

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

          Effective June 30, 1997, Mr. Taber elected to retire and terminated his employment agreement with HBC and entered into a Severance and Consulting Agreement with the Company and HBC (the "Consulting Agreement") pursuant to which, among other matters, HBC agreed to retain Mr. Taber as a consultant for a period of two years at a fixed monthly fee of $5,000 and Mr. Taber's Stock Option Agreement with the Company dated as of June 30, 1995 was terminated and replaced with a new Stock Option Agreement with the Company dated as of June 20, 1997 (the "Replacement Stock Option Agreement"). Under the terms of the Replacement Stock Option Agreement, Mr. Taber was granted options to purchase 100,000 shares of common stock exercisable until June 30, 1999 at $1.38 per share. Such options were duly exercised by Mr. Taber during 1998. Mr. Taber remains a director of the Company. In addition, Mr. Taber agreed to repay amounts owed by him to HBC under a certain promissory note by offsetting amounts owed under the note against accrued and unpaid base pay payable under Mr. Taber's employment agreement and amounts payable under the Consulting Agreement, beginning January 1, 1998. Such promissory note was paid in full by Mr. Taber during 1999.

         The preceding descriptions of the employment agreements for Messrs. Sacks and Schlosberg and the Consulting Agreement and Replacement Stock Option Agreement with Mr. Taber are qualified in their entirety by reference to such agreements which have been filed or incorporated by reference as exhibits to this report.

Directors' Compensation

         The Company's current policy is to pay outside directors (non-executive officers) who are not contractually entitled to be nominated to serve as directors, annual fees of $7,000 plus $500 for each meeting attended of the Board of Directors or any committee thereof. Norman E. Epstein, Benjamin M. Polk and Mark S. Vidergauz earned directors fees of $8,000 for the one-year period ended December 31, 1999. Harold C. Taber, Jr. earned outside directors fees of $4,500 for the six-month period ended December 31, 1999.

Employee Stock Option Plan

         The Company has a stock option plan (the "Plan") that provides for the grant of options to purchase up to 3,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, for shares of common stock valued at fair market value on the date of purchase or in consideration of the cancellation of options valued at the difference between the exercise price thereof and the fair market value of the common stock on the date of exercise. The Plan is administered by the

Compensation Committee of the Board of Directors of the Company, comprised of directors who have not received grants of options under the Plan. Grants under the Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth information, as of March 2, 2000, of the only persons known to the Company who beneficially own more than 5% of the outstanding common stock of the Company:

Title            Name and Address of      Amount and Nature of        Percent
Of Class          Beneficial Owner         Beneficial Ownership        of Class

--------------- ----------------------- --------------------------- ------------
Common Stock     Brandon Limited
                     Partnership No. 1 (1)       654,822                 6.5%
                 Brandon Limited
                     Partnership No. 2 (2)     2,831,667                28.3%
                 Rodney C. Sacks       (3)     3,944,489  (4)           39.1%
                 Hilton H. Schlosberg  (5)     3,905,586  (6)           38.7%

(1) The mailing address of Brandon No. 1 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 1 are Rodney C. Sacks and Hilton H. Schlosberg.
(2) The mailing address of Brandon No. 2 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 2 are Rodney C. Sacks and Hilton H. Schlosberg.

(3) The mailing address of Mr. Sacks is 2380 Railroad Street, Suite 101, Corona, California 92880.

(4) Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 33,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 387,500 shares of common stock; (ii) the 70,500 shares presently exercisable under Stock Option Agreements; (iii) 243,546 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children and a trust for the benefit of his children.

(5) The mailing address of Mr. Schlosberg is 2380 Railroad Street, Suite 101, Corona, California 92880.

(6) Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are owned jointly by Mr. Schlosberg and his wife, 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 33,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 348,597 shares of common stock, (ii) the 70,500 shares presently exercisable under Stock Option Agreements; (iii) 247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.


(b) The following table sets forth information as to the ownership of shares of Common Stock, as of March 2, 2000, held by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them:

Title of Class    Name                     Amount Owned         Percent of Class
----------------- ---------------------    -------------------- ----------------
Common Stock      Rodney C. Sacks          3,944,489(1)                 39.1%
                  Hilton H. Schlosberg     3,905,586(2)                 38.7%
                  Harold C. Taber, Jr.       107,419(3)                  1.1%
                  Benjamin M. Polk            25,600(4)                   * %
                  Norman C. Epstein           13,149(5)                   * %
                  Mark S. Vidergauz            4,000(6)                   * %

Officers and Directors as a group (6 members:
4,513,754 shares or 44.4% in aggregate)

* Less than 1%


(1) Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 33,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 387,500 shares of common stock; (ii) the 70,500 shares presently exercisable under Stock Option Agreements; (iii) 243,546 share held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children and a trust for the benefit of his children.

(2) Includes 348,597 shares of common stock owned by Mr. Schlosberg of which 2,000 shares are owned jointly by Mrs. Schlosberg and his wife; 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 33,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 348,597 shares of common stock, (ii) the 70,500 shares presently exercisable under Stock Option Agreements; (iii) 247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

(3) Includes 71,137 shares of common stock owned by Mr. Taber; and 36,281.7 shares of common stock owned by the Taber Family Trust of which Mr. Taber and his wife are trustees.

(4) Includes 13,600 shares of the Company's common stock jointly owned by Mr. Polk and his wife. Also include options to purchase 12,000 shares of common stock exercisable at $1.38 per share, granted under a Stock Option Agreement with the Company dated as of June 30, 1995 pursuant to the Directors Plan.

(5) Includes 13,149 shares of common stock owned by Mr. Epstein.

(6) Includes options presently exercisable to purchase 4,000 shares of common stock, out of options to purchase a total of 12,000 shares, exercisable at $3.72 per share, granted under a Stock Option Agreement with the Company dated as of June 18, 1998 pursuant to the Directors Plan.

     There are no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Benjamin M. Polk is a partner in the law firm of Whitman Breed Abbott & Morgan LLP, a law firm retained by the Company since 1992 and in the current fiscal year.

     Rodney C. Sacks is current acting as the sole Trustee of a trust formed pursuant to an Agreement of Trust dated July 27, 1992 for the purpose of holding the Hansen's (R) trademark. The Company and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss or liability arising out of his acting as Trustee.

     During 1999 the Company purchased promotional items from IFM Group, Inc. ("IFM"). Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in IFM. Purchases from IFM of promotional items in 1999, 1998 and 1997 were $121,289, $151,393 and $20,092, respectively. The Company continues to purchase promotional items from IFM in 2000.

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

     2. Index to Financial Statements filed as part of this Report:

     Independent Auditors' Report                                            F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998            F-3

     Consolidated Statements of Income for the years ended
      December 31, 1999, 1998 and 1997                                       F-4

     Consolidated Statements of Comprehensive Income for the years
      ended December 31, 1999, 1998 and 1997                                 F-5

     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1999, 1998 and 1997                                 F-6

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997                                       F-7

     Notes to Consolidated Financial Statements for the years ended
      December 31, 1999, 1998 and 1997                                       F-9

(b)  Financial Statement Schedules

     Valuation and Qualifying Accounts for the years ended
      December 31,1999, 1998 and 1997                                       F-22

(c)  Reports on Form 8-K
     None

SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HANSEN NATURAL CORPORATION


                        By:   /s/ RODNEY C. SACKS         Date:   March 30, 2000
                             -------------------------
                              Rodney C. Sacks
                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                                 Date

/s/ RODNEY C. SACKS         Chairman of the Board of Directors    March 30, 2000
------------------------     and Chief Executive Officer
Rodney C. Sacks              (Principal Executive Officer)


/s/ HILTON H. SCHLOSBERG
------------------------    Vice Chairman of the Board of         March 30, 2000
Hilton H. Schlosberg         Directors, President, Chief
                             Operating Officer, Principal
                             Financial and Accounting Officer
                             and Secretary

/s/BENJAMIN M. POLK         Director                              March 30, 2000
------------------------
Benjamin M. Polk



/s/ NORMAN C. EPSTEIN       Director                              March 30, 2000
------------------------
Norman C. Epstein



/s/ HAROLD C. TABER, JR.    Director                              March 30, 2000
------------------------
Harold C. Taber, Jr.



/s/ MARK S. VIDERGAUZ       Director                              March 30, 2000
------------------------
Mark S. Vidergauz

INDEX TO EXHIBITS

     The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

----------------- -------------------------------------------------------------------------------------------
Exhibit No.       Document Description
----------------- -------------------------------------------------------------------------------------------
3(a)              Certificate of Incorporation 1
----------------- -------------------------------------------------------------------------------------------
3(b)              Amendment to Certificate of Incorporation dated October 21, 1992. 2
----------------- -------------------------------------------------------------------------------------------
3(c)              By-Laws  2
----------------- -------------------------------------------------------------------------------------------
10(c)             Asset Purchase  Agreement dated June 8, 1992 ("Asset  Purchase  Agreement"),  by and among
                  Unipac Corporation  ("Unipac"),  Hansen Beverage Company ("Hansen"),  California CoPackers
                  Corporation  ("CoPackers"),  South Pacific Beverages,  Ltd. ("SPB"),  Harold C. Taber, Jr.
                  ("Taber"),  Raimana  Martin ("R.  Martin"),  Charles Martin ("C.  Martin"),  and Marcus I.
                  Bender  ("Bender"),  and  with  respect  to  certain  provisions,  ERLY  Industries,  Inc.
                  ("ERLY"),   Bender  Consulting   Incorporated   ("Bender   Consulting")  and  Black  Pearl
                  International, Ltd. ("Blank Pear"). 2
----------------- -------------------------------------------------------------------------------------------
10(d)             First Amendment to Asset Purchase Agreement dated as of July 10, 1992. 2
----------------- -------------------------------------------------------------------------------------------
10(e)             Second Amendment to Asset Purchase Agreement dated as of July 16, 1992. 2
----------------- -------------------------------------------------------------------------------------------
10(f)             Third Amendment to Asset Purchase Agreement dated as of July 17, 1992. 2
----------------- -------------------------------------------------------------------------------------------
10(g)             Fourth Amendment to Asset Purchase Agreement dated as of July 24, 1992. 2
----------------- -------------------------------------------------------------------------------------------
10(h)             Subordinated  Secured  Promissory  Note of Hansen in favor of ERLY dated July 27,  1992 in the principal amount of $4,000,000.  2
----------------- -------------------------------------------------------------------------------------------
10(i)             Security Agreement dated July 27, 1992 by and between Hansen and ERLY. 2
----------------- -------------------------------------------------------------------------------------------
10(j)             Stock  Option  Agreement  by and between SPB and Unipac  dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(k)             Stock Option  Agreement by and between  Taber and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(l)             Stock  Option  Agreement  by and between  CoPackers  and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(n)             Stock  Option  Agreement  by and between SPB and Unipac  dated July 27, 1992 for an option price of $2.50 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(o)             Stock  Option  Agreement  by and between  CoPackers  and Unipac dated July 27, 1992 for an option price of $2.50 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(p)             Assignment  Agreement re:  Trademarks by and between Hansen's Juices,  Inc.  ("FJC"),  and
                  Hansen, dated July 27, 1992. 8
----------------- -------------------------------------------------------------------------------------------
10(q)             Assignment  of  Trademarks  dated July 27, 1992 by FJC to Gary  Hansen,  Anthony  Kane and
                  Burton S. Rosky,  as trustees under that certain trust  agreement dated July 27, 1992 (the
                  "Trust"). 8
----------------- -------------------------------------------------------------------------------------------
10(r)             Assignment of License by CoPackers to Hansen dated  as of July 27, 1992. 8
----------------- -------------------------------------------------------------------------------------------
10(s)             Employment Agreement between Hansen and Taber dated as of July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(t)             Consulting Agreement by and between Hansen and Black Pearl dated July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(u)             Consulting Agreement by and between Hansen and C. Martin dated July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(w)             Registration Rights Agreement by and among Unipac, SPB, CoPackers,  Taber,  Wedbush Morgan
                  Securities ("Wedbush"), Rodney C. Sacks, and Hilton H. Schlosberg, dated July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(z)             Soda Side Letter  Agreement  dated June 8, 1992 by and among Unipac,  Hansen,  SPB,  Black
                  Pearl, Tahiti Beverages, S.A.R.L., R. Martin and C. Martin. 4
----------------- -------------------------------------------------------------------------------------------
10(bb)            Hansen/Taber Agreement dated July 27, 1992 by and among Hansen and Taber. 8
----------------- -------------------------------------------------------------------------------------------
10(cc)            Other Beverage License  Agreement dated July 27, 1992 by and between Hansen and the Trust.8
----------------- -------------------------------------------------------------------------------------------

10(dd)            Non-Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
----------------- -------------------------------------------------------------------------------------------
10(ee)            Agreement  of Trust  dated  July 27,  1992 by and among FJC and  Hansen  and Gary  Hansen,
                  Anthony Kane and Burton S. Rosky.  8
----------------- -------------------------------------------------------------------------------------------
10(ff)            Carbonated  Beverage  License  Agreement dated July 27, 1992 by and between Hansen and the
                  Trust.  8
----------------- -------------------------------------------------------------------------------------------
10(gg)            Royalty Sharing Agreement dated July 27, 1992 by and between Hansen and the Trust.  8
----------------- -------------------------------------------------------------------------------------------
10(hh)            Fresh Juices  License  Agreement  dated as of July 27, 1992 by and between  Hansen and the
                  Trust.  8
----------------- -------------------------------------------------------------------------------------------
10(ii)            Incentive  Stock Option  Agreement  dated July 27, 1992 by and between Unipac and Taber at the option price of $2.00 per share.  2
----------------- -------------------------------------------------------------------------------------------
10(jj)            CoPacking  Agreement dated November 24, 1992 by and between Tropicana Products Sales, Inc.
                  and Hansen.  4
----------------- -------------------------------------------------------------------------------------------
10(kk)            Office  Lease,  dated  December 16, 1992 by and between Lest C. Smull as Trustee,  and his
                  Successors under  Declaration of Trust for the Smull family,  dated December 7, 1984 , and
                  Hansen.  5
----------------- -------------------------------------------------------------------------------------------
10(ll)            Stock  Option  Agreement  dated as of June 15,  1992 by and  between  Unipac and Rodney C.
                  Sacks.  5
----------------- -------------------------------------------------------------------------------------------
10(mm)            Stock  Option  Agreement  dated as of June 15,  1992 by and  between  Unipac and Hilton H.
                  Schlosberg.  5
----------------- -------------------------------------------------------------------------------------------
10(nn)            Stock Option  Agreement  dated as of February 14, 1995 between Hansen Natural  Corporation and Benjamin M. Polk.  7
----------------- -------------------------------------------------------------------------------------------
10(oo)            Stock Option  Agreement  dated as of February 14, 1995 between Hansen Natural  Corporation and Norman C. Epstein.  7
----------------- -------------------------------------------------------------------------------------------
10(pp)            Employment  Agreement  dated as of January 1, 1994 between Hansen Natural  Corporation and
                  Hilton H. Schlosberg.  6
----------------- -------------------------------------------------------------------------------------------
10(qq)            Employment  Agreement  dated as of January 1, 1994 between Hansen Natural  Corporation and
                  Rodney C. Sacks.  6
----------------- -------------------------------------------------------------------------------------------
10(rr)            Stock Option  Agreement  dated as of July 3, 1995 between Hansen Natural  Corporation  and
                  Rodney C. Sacks. 8
----------------- -------------------------------------------------------------------------------------------
10(ss)            Stock Option  Agreement  dated as of July 3, 1995 between Hansen Natural  Corporation  and
                  Hilton H. Schlosberg.  8
----------------- -------------------------------------------------------------------------------------------
10(tt)            Stock Option  Agreement  dated as of June 30, 1995 between Hansen Natural  Corporation and
                  Harold C. Taber, Jr.  8
----------------- -------------------------------------------------------------------------------------------
10(uu)            Standard  Industrial  Lease  Agreement  dated as of April 25, 1997 between Hansen Beverage
                  Company and 27 Railroad Partnership L.P. 9
----------------- -------------------------------------------------------------------------------------------
10(vv)            Sublease  Agreement  dated as of April 25, 1997 between Hansen  Beverage  Company and U.S.
                  Continental Packaging, Inc. 9
----------------- -------------------------------------------------------------------------------------------
10(ww)            Packaging  Agreement  dated  April 14,  1997  between  Hansen  Beverage  Company  and U.S.
                  Continental Packaging, Inc. 10
----------------- -------------------------------------------------------------------------------------------
10(xx)            Revolving  Credit Loan and Security  Agreement dated May 15, 1997 between  Comerica Bank -
                  California and Hansen Beverage Company. 10
----------------- -------------------------------------------------------------------------------------------
10(yy)            Severance and Consulting  Agreement dated as of June 20, 1997 by and among Hansen Beverage
                  Company, Hansen Natural Corporation and Harold C. Taber, Jr. 10
----------------- -------------------------------------------------------------------------------------------
10(zz)            Stock  Option  Agreement  dated  as of  June  20,  1997  by  and  between  Hansen  Natural
                  Corporation and Harold C. Taber, Jr. 10
----------------- -------------------------------------------------------------------------------------------
10 (aaa)          Variable Rate  Installment  Note dated October 14, 1997 between Comerica Bank - California and Hansen Beverage Company. 10
----------------- -------------------------------------------------------------------------------------------
10 (bbb)          Stock  Option  Agreement  dated as of  January  30,  1998 by and  between  Hansen  Natural
                  Corporation and Rodney C. Sacks11
----------------- -------------------------------------------------------------------------------------------
10 (ccc)          Stock  Option  Agreement  dated as of  January  30,  1998 by and  between  Hansen  Natural
                  Corporation and Hilton S. Schlosberg11
----------------- -------------------------------------------------------------------------------------------



10 (ddd)          Warrant  Agreement  made as of April 23, 1998 by and between  Hansen  Natural  Corporation and Rick Dees12
----------------- -------------------------------------------------------------------------------------------
10 (eee)          Modification  to Revolving  Credit Loan and Security  Agreement as of December 31, 1998 by
                  and between Hansen Beverage Company and Comerica Bank - California13
----------------- -------------------------------------------------------------------------------------------
10 (fff)          Employment  Agreement as of January 1, 1999 by and between Hansen Natural  Corporation and
                  Rodney C. Sacks13
----------------- -------------------------------------------------------------------------------------------
10 (ggg)          Employment  Agreement as of January 1, 1999 by and between Hansen Natural  Corporation and
                  Hilton S. Schlosberg13
----------------- -------------------------------------------------------------------------------------------
10 (hhh)          Stock  Option  Agreement  dated as of  February  2,  1999 by and  between  Hansen  Natural
                  Corporation and Rodney C. Sacks13
----------------- -------------------------------------------------------------------------------------------
10 (iii)          Stock  Option  Agreement  dated as of  February  2,  1999 by and  between  Hansen  Natural
                  Corporation and Hilton S. Schlosberg13
----------------- -------------------------------------------------------------------------------------------
10 (jjj)          Stock  Repurchase  Agreement  dated as of August 3, 1998,  by and between  Hansen  Natural
                  Corporation and Rodney C. Sacks14
----------------- -------------------------------------------------------------------------------------------
10 (kkk)          Stock  Repurchase  Agreement  dated as of August 3, 1998,  by and between  Hansen  Natural
                  Corporation and Hilton H. Schlosberg14
----------------- -------------------------------------------------------------------------------------------
10 (lll)          Assignment  and  Agreement  dated as of September  22, 1999 by the Fresh Juice  Company of
                  Califorrnia, Inc. and Hansen Beverage Company. 15
----------------- -------------------------------------------------------------------------------------------
10 (mmm)          Settlement  Agreement dated as of September 1999 by and between and among Rodney C. Sacks, as sole Trustee of The Hansen's Trust and Hansen Beverage  Company The Fresh Juice Company
                  of California, Inc. 15
----------------- -------------------------------------------------------------------------------------------
10 (nnn)          Trademark  Assignment  dated as of  September  24,  1999 by and  between  The Fresh  Juice
                  Company  of  California,  Inc.  (Assignor)  and  Rodney C.  Sacks as sole  Trustee  of The
                  Hansen's Trust (Assignee). 15
----------------- -------------------------------------------------------------------------------------------
10 (ooo)          Settlement  Agreement dated as of September 3, 1999 by and between The Fresh Juice Company of  California,  Inc.,  The Fresh  Smoothie  Company,  LLC,  Barry Lublin,  Hansen's Juice
                  Creations,  LLC,  Harvey  Laderman  and Hansen  Beverage  Company and Rodney C. Sacks,  as
                  Trustee of The Hansen's Trust. 15
----------------- -------------------------------------------------------------------------------------------
10 (ppp)          Royalty  Agreement  dated as of April 26, 1996 by and between  Hansen's  Juices,  Inc. and
                  Hansen's Juice Creations, Limited Liability Company. 15
----------------- -------------------------------------------------------------------------------------------
10 (qqq)          Royalty Agreement dated as of April 26, 1999 by and between Gary Hansen,  Anthony Kane and
                  Burton S. Rosky,  as trustees of Hansen's  Trust and Hansen's Juice  Creations,  a limited liability company. 15
----------------- -------------------------------------------------------------------------------------------
10 (rrr)          Letter Agreement dated May 14, 1996. 15
----------------- -------------------------------------------------------------------------------------------
10 (sss)          Amendment to Royalty  Agreement  as of May 9, 1997 by and between The Fresh Juice  Company of California and Hansen's Juice Creations, Limited Liability Company. 15
----------------- -------------------------------------------------------------------------------------------
10 (ttt)          Assignment of License  Agreements  dated as of February 1999 by Hansen's Juice  Creations,
                  LLC (Assignor) to Fresh Smoothie, LLC (Assignee). 15
----------------- -------------------------------------------------------------------------------------------
10 (uuu)          Amendment  to  Revolving  Credit  Loan and  Security  Agreement  between  Comerica  Bank -
                  California and Hansen Beverage Company dated March 28, 2000.
----------------- -------------------------------------------------------------------------------------------
10 (vvv)          Endorsement and Spokeman  Arrangement  dated as of February 18, 2000 by and between Hansen
                  Beverage Company and Sammy Sosa.
----------------- -------------------------------------------------------------------------------------------
10 (www)          Standard  Industrial Lease Agreement dated as of February 23, 2000 between Hansen Beverage
                  Company and 43 Railroad Partnership L.P.
----------------- -------------------------------------------------------------------------------------------
21                Subsidiaries  5
----------------- -------------------------------------------------------------------------------------------
23                Independent Auditors' Consent
----------------- -------------------------------------------------------------------------------------------
27                Financial Data Schedule
----------------- -------------------------------------------------------------------------------------------



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

9 Filed previously as an exhibit to Form 10-Q for the period ended June 30, 1997.

10 Filed previously as an exhibit to Form 10-Q for the period ended September 30, 1997.

11 Filed previously as an exhibit to Form 10-Q for the period ended March 31, 1998.

12 Filed previously as an exhibit to Form 10-Q for the period ended June 30, 1998.

13 Filed previously as an exhibit to Form 10-K for the year ended December 31, 1998.

14 Filed previously as an exhibit to Form 10-Q for the period ended June 30, 1999.

15 Filed previously as an exhibit to Form 10-Q for the year ended September 30, 1999.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                            Page

HANSEN NATURAL CORPORATION AND SUBSIDIARIES


Independent Auditors' Report                                                 F-2


Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3


Consolidated Statements of Income for the years ended
 December 31, 1999, 1998 and 1997                                            F-4

Consolidated Statements of Comprehensive Income for the years ended
 December 31, 1999, 1998 and 1997                                            F-5

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999, 1998 and 1997                                            F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997                                            F-7

Notes to Consolidated Financial Statements for the years ended
 December 31, 1999, 1998 and 1997                                            F-9

Valuation and Qualifying Accounts for the years ended
 December 31, 1999, 1998 and 1997                                           F-22

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ DELOITTE AND TOUCHE LLP

Costa Mesa, California
March 22, 2000


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         1999                      1998
                                                                                         ----                      ----
                                                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $         2,009,155       $         3,806,089
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $415,305
    in 1999 and $378,641 in 1998 and promotional allowances
    of $1,651,604 in 1999 and $1,608,123 in 1998)                                          3,751,258                 1,827,544
Inventories, net (Note 3)                                                                  9,894,414                 5,211,077
Prepaid expenses and other current assets (Note 4)                                           553,689                   244,318
Deferred income tax asset (Note 9)                                                           743,364                   630,070
                                                                                 --------------------      --------------------
                                                                                          16,951,880                11,719,098

PROPERTY AND EQUIPMENT, net (Note 5)                                                         504,191                   601,523

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $2,995,285 in 1999 and $2,687,462 in 1998)                                         10,768,493                10,003,417
Note receivable from director                                                                                           20,861
Deposits and other assets                                                                    484,388                   211,903
                                                                                 --------------------      --------------------
                                                                                          11,252,881                10,236,181
                                                                                 --------------------      --------------------
                                                                                 $        28,708,952       $        22,556,802
                                                                                 ====================      ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $         5,936,873       $         1,870,253
Accrued liabilities                                                                          345,794                   403,864
Accrued compensation                                                                         462,285                   476,001
Current portion of long-term debt (Note 7)                                                   863,501                 2,072,818
Income taxes payable (Note 9)                                                                346,636                 1,269,185
                                                                                 --------------------      --------------------
    Total current liabilities                                                              7,955,089                 6,092,121

LONG-TERM DEBT, less current portion (Note 7)                                                902,716                 1,334,967

DEFERRED INCOME TAX LIABILITY (Note 9)                                                     1,225,271                 1,187,531

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY: (Note 10)
Common stock - $.005 par value; 30,000,000 shares
    authorized; 10,010,084 and 9,911,905 shares issued
    and outstanding in 1999 and 1998, respectively                                            50,050                    49,560
Additional paid-in capital                                                                11,340,074                11,207,765
Retained earnings                                                                          7,235,752                 2,684,858
                                                                                 --------------------      --------------------
    Total shareholders' equity                                                            18,625,876                13,942,183
                                                                                 --------------------      --------------------
                                                                                 $        28,708,952       $        22,556,802
                                                                                 ====================      ====================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------


                                                                       1999                    1998                     1997
                                                                       ----                    ----                     ----


NET SALES                                                             $ 72,303,186            $ 53,866,294             $ 43,057,064

COST OF SALES                                                           38,776,532              27,332,028               25,222,881
                                                                 ------------------      ------------------       ------------------

GROSS PROFIT                                                            33,526,654              26,534,266               17,834,183

OPERATING EXPENSES:
Selling, general and administrative                                     25,337,374              20,217,818               15,452,188
Amortization of trademark license and trademarks                           307,823                 296,584                  301,238
Other operating expenses                                                   380,378                  60,000                  198,848
                                                                 ------------------      ------------------       ------------------

     Total operating expenses                                           26,025,575              20,574,402               15,952,274
                                                                 ------------------      ------------------       ------------------

OPERATING INCOME                                                         7,501,079               5,959,864                1,881,909

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                                             170,506                 387,446                  525,294
Interest income                                                           (118,413)                (72,352)                  (3,481)
Other nonoperating expense                                                                          14,719                   69,745
                                                                 ------------------      ------------------       ------------------

     Net nonoperating expense                                               52,093                 329,813                  591,558

                                                                 ------------------      ------------------       ------------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                    7,448,986               5,630,051                1,290,351

PROVISION FOR INCOME TAXES (Note 9)                                      2,971,118               2,066,922                   40,200
                                                                 ------------------      ------------------       ------------------

NET INCOME                                                             $ 4,477,868             $ 3,563,129              $ 1,250,151
                                                                 ==================      ==================       ==================


NET INCOME PER COMMON SHARE:
     Basic                                                                  $ 0.45                  $ 0.38                   $ 0.14
                                                                 ==================      ==================       ==================
     Diluted                                                                $ 0.43                  $ 0.34                   $ 0.13
                                                                 ==================      ==================       ==================


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                               9,964,778               9,386,688                9,125,630
                                                                 ==================      ==================       ==================
     Diluted                                                            10,510,604              10,430,727                9,288,642
                                                                 ==================      ==================       ==================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------


                                                                       1999                    1998                     1997
                                                                       ----                    ----                     ----


NET INCOME, as reported                                                $ 4,477,868             $ 3,563,129              $ 1,250,151

     Foreign currency translation adjustment                                                                               (127,823)


                                                                 ==================      ==================       ==================
COMPREHENSIVE INCOME                                                   $ 4,477,868             $ 3,563,129              $ 1,122,328
                                                                 ==================      ==================       ==================

                See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Retained          Foreign
                                                                 Additional         earnings         currency           Total
                                        Common stock              paid-in          (accumulated      translation    shareholders'
                                -----------------------------
                                   Shares         Amount          capital           deficit)         adjustment         equity
                                -------------  --------------  ---------------  -----------------  --------------  -----------------

Balance,
   January 1, 1997                 9,122,868        $ 45,614      $10,847,355       $ (2,126,100)       $ 60,582        $ 8,827,451

Issuance of common stock               8,001              40           10,960                                                11,000

Foreign currency translation
   adjustment                                                                                           (127,823)          (127,823)

Net income                                                                             1,250,151                          1,250,151
                                -------------  --------------  ---------------  -----------------  --------------  -----------------

Balance,
   December 31, 1997               9,130,869        $ 45,654      $10,858,315       $   (875,949)       $(67,241)       $ 9,960,779

Issuance of common stock             781,036           3,906           72,051                                                75,957

Compensation expense related to
  issuance of nonqualified
  stock options (Note 10)                                                                 64,919                             64,919

Reduction of tax liability in
  connection with the exercise
  of certain stock options                                            277,399                                               277,399

Net income                                                                             3,563,129                          3,563,129
                                -------------  --------------  ---------------  -----------------  --------------  -----------------

Balance,
   December 31, 1998               9,911,905        $ 49,560      $11,207,765        $ 2,752,099       $ (67,241)      $ 13,942,183

Issuance of common stock              98,179             490           38,331                                                38,821

Compensation expense related to
  issuance of nonqualified
  stock options (Note 10)                                                                 73,026                             73,026

Reduction of tax liability in
  connection with the exercise
  of certain stock options                                             93,978                                                93,978

Net income                                                                             4,477,868                          4,477,868
                                -------------  --------------  ---------------  -----------------  --------------  -----------------

Balance,
   December 31, 1999              10,010,084        $ 50,050      $11,340,074        $ 7,302,993       $ (67,241)      $ 18,625,876
                                =============  ==============  ===============  =================  ==============  =================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                   1999               1998               1997
                                                                                   ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $     4,477,868    $     3,563,129    $     1,250,151
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Amortization of trademark license and trademarks                               307,824            296,584            301,238
      Depreciation and other amortization                                            258,343            246,494            270,114
      Loss on disposal of plant and equipment                                         15,569                317             69,745
      Compensation expense related to issuance of stock options                       73,026             64,919
      Deferred income taxes                                                          (75,554)           557,461
      Effect on cash of changes in operating assets and liabilities:
        Accounts receivable                                                       (1,912,674)          (285,813)          (589,521)
        Inventories                                                               (4,683,337)        (1,295,094)          (804,859)
        Prepaid expenses and other current assets                                   (309,371)           (29,850)           117,401
        Accounts payable                                                           4,066,620           (324,947)            56,150
        Accrued liabilities                                                          (58,070)           (84,943)           360,177
        Accrued compensation                                                         (13,716)           153,887            250,142
        Income taxes payable                                                        (828,571)         1,508,784             37,800
                                                                             ----------------   ----------------   ----------------
          Net cash provided by operating activities                                1,317,957          4,370,928          1,318,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (258,543)          (435,838)          (186,570)
Proceeds from sale of property and equipment                                          81,963                                37,945
Increase in trademark license and trademarks                                      (1,072,900)           (91,885)           (50,209)
Decrease in note receivable from director                                             20,861             39,391              1,918
(Increase)decrease in deposits and other assets                                     (272,485)           (26,821)           218,271
                                                                             ----------------   ----------------   ----------------
          Net cash (used in) provided by investing activities                     (1,501,104)          (515,153)            21,355

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings                                                                                         (893,429)
Increase in long-term debt                                                           431,250                                14,546
Principal payments on long-term debt                                              (2,072,818)          (520,874)          (135,887)
Issuance of common stock                                                              27,781             75,957             11,000
                                                                             ----------------   ----------------   ----------------
          Net cash used in financing activities                                   (1,613,787)          (444,917)        (1,003,770)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              -                  -                 (127,823)

                                                                             ----------------   ----------------   ----------------
NET (DECREASE) INCREASE IN CASH                                                   (1,796,934)         3,410,858            208,300
CASH AND CASH EQUIVALENTS, beginning of year                                       3,806,089            395,231            186,931
                                                                             ----------------   ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of year                                       $     2,009,155    $     3,806,089    $       395,231
                                                                             ================   ================   ================

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
      Interest                                                               $       184,891    $       372,256    $       375,821
                                                                             ================   ================   ================
      Income taxes                                                           $     3,908,586    $         2,400    $         2,400
                                                                             ================   ================   ================

          See accompanying notes to consolidated financial statements.

NONCASH TRANSACTIONS:

During 1999, the Company reduced its tax liability and increased additional paid in capital in the amount of $93,978 in connection with the exercise of certain stock options.
During 1999, the Company issued 72,866 shares of common stock to employees in connection with a net exercise of options to purchase 93,273 shares of common stock.
During 1999, the Company issued 8,000 shares of common stock to an employee in connection with the execution of a note receivable in the amount of $11,040.
During 1998, the Company reduced its tax liability and increased additional paid in capital in the amount of $277,399 in connection with the exercise of certain stock options.
During 1998, the Company issued 554,732 shares of common stock to two officers in connection with a net exercise of options to purchase 725,000 shares of common stock.
During 1998, the Company issued 138,900 shares of common stock to employees in connection with the net exercise of options to purchase 99,167 shares of common stock.
During 1998, the Company issued 71,137 shares of common stock to a non-employee in connection with a net exercise of options to purchase 100,000 shares of common stock.







          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES

     Organization - Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. The Company is a holding company and carries on no operating business except through its direct wholly-owned subsidiary, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992. HBC conducts all of the Company's operating business and generates all of the Company's operating revenues. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated. The Company also owns all of the issued and outstanding common stock of Hard Energy Company ("HEC") formerly known as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. Although HEC is currently inactive, the Company plans to commence the marketing and sale of certain beverage products through HEC during 2000. In addition, HBC formerly owned all of the issued and outstanding ordinary shares of its subsidiary located in the United Kingdom, Hansen Beverage Company (UK) Limited ("HBC (UK)"), which ceased operating activities at the end of 1997 and was finally dissolved in July 1999.

     Nature of Operations - Hansen is engaged in the business of marketing, selling and distributing so-called "alternative" beverage category natural sodas, fruit juices, fruit juice Smoothies, "functional drinks", non-carbonated ready-to-drink iced teas, lemonades and juice cocktails, children's multi-vitamin juice products and still water primarily under the Hansen's(R) brand name primarily in certain Western states as well as other states, and on a limited basis, in other countries outside the United States.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hansen and its wholly owned subsidiaries, HBC and HEC and, up until December 31, 1997, HBC's wholly owned subsidiary HBC (UK), since their respective dates of incorporation. All intercompany balances and transactions have been eliminated in consolidation (Note 2).

     Reclassifications - Certain reclassifications have been made in the consolidated financial statements to conform to the 1999 presentation.

     Translation of Foreign Currencies - Assets and liabilities of the Company's United Kingdom subsidiary for the year 1997 are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the respective years. The functional currency of the subsidiary is the pound sterling; therefore, translation gains or losses are recorded as a separate component of shareholders' equity (Note 2).

     Cash and Cash Equivalents - The Company considers certificates of deposit with original maturities of three months or less to be cash equivalents.

     Inventories  - Inventories  are valued at the lower of first-in,  first-out
     (FIFO) cost or market value (net realizable value).

     Property and Equipment - Property and equipment are stated at cost. Depreciation of furniture, fixtures, equipment and vehicles is based on their estimated useful lives (three to five years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method.

     Trademark License and Trademarks - Trademark license represents the Company's exclusive world-wide right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters, shelf stable fruit juices and drinks containing fruit juices on a royalty free basis and other non-carbonated beverages and water and non-beverage products in consideration of royalty payments. In September 1999, HBC entered into an Assignment and Agreement with the Fresh Juice Company of California, Inc. ("FJC"), pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company amortizes trademark license and trademarks over 40 years.

     Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. As of December 31, 1999, management does not believe that the Company's long-lived assets have been impaired.

     Revenue Recognition - The Company records revenue at the time the related products are shipped. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts.

     Advertising - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling and general expenses amount to $5.7 million in 1999, $4.3 million in 1998 and $2.9 million in 1997. In addition, the Company supports its customers (including distributors) with promotional allowances, a portion of which are utilized for indirect advertising by them. Promotional allowances amounted to $6.3 million in 1999, $5.6 million in 1998 and $4.0 million in 1997.

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

     Concentration Risk - Certain of the Company's products utilize components from a limited number of sources. A disruption in production of such components could significantly affect the Company's revenues from those products, as alternative sources of such components may not be available at commercially reasonable rates or within a reasonably short time period. The Company is taking steps to secure the availability of alternative sources for such components, to minimize the risk of any disruption in production.

     Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 1999, management believes that the carrying amount of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 1999, approximates fair value.

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

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities, but will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2001.

     The Company has adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Development or Obtained for Internal Use, during 1999. There was no material impact on the consolidated financial statements as a result.

2. REORGANIZATION OF UNITED KINGDOM OPERATIONS

     Sales in the United Kingdom were lower than anticipated during 1997. In consequence, the Company's foreign subsidiary, HBC (UK) ceased operating activities at the end of 1997 and was finally dissolved in July 1999. Beginning in 1998, the Company dealt with its distributor in the United Kingdom from its corporate offices in California from which it exports its products to such distributor.

3. INVENTORIES

     Inventories consist of the following at December 31:

                                                    1999             1998
                                                    ----             ----
         Raw materials                            $ 3,615,269       $1,815,040
         Finished goods                             6,442,193        3,664,270
                                                 --------------    -------------
                                                   10,057,462        5,479,310
         Less inventory reserves                     (163,048)        (268,233)
                                                 --------------    -------------
                                                  $ 9,894,414       $5,211,077
                                                 ==============    =============

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged. As of December 31, 1999, unused advertising and marketing credits totaled $203,000. Although such credits remain available for use by the Company through January 2002, management was unable to estimate their remaining net realizable value at December 31, 1997. Accordingly, in the year ended December 31, 1997, the Company fully reserved against and expensed such advertising and marketing credits.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:


                                                         1999             1998
                                                         ----             ----
         Leasehold improvements                    $    61,277      $    55,305
         Furniture and office equipment                546,105          523,650
         Equipment and vehicles                        768,576          826,599
                                                   ------------     ------------
                                                     1,375,958        1,405,554
         Less accumulated depreciation                (871,767)        (804,031)
                                                   ------------     ------------
                                                   $   504,191       $  601,523
                                                   ============     ============

6. SHORT-TERM BORROWINGS

     In 1997, a credit facility was granted to the HBC by Comerica Bank-California ("Comerica") consisting of a revolving line of credit of up to $3 million in aggregate at any time outstanding and a term loan of $4 million. The utilization of the revolving line of credit by HBC is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. HBC entered into a modification agreement with Comerica as of December 1, 1998 which provides for the original revolving line of credit agreement to be and remain in full force and effect until May 1, 2000 and for the rate of interest payable by HBC on advances under the revolving line of credit to be reduced from 1% above the banks base (prime) rate to 2 1/2% over the bank's Libor rate or 1/4 of 1 percent above the bank's base (prime) rate, at the option of HBC. As of both December 31, 1999 and 1998, no amounts were outstanding under the revolving line of credit.

7. LONG-TERM DEBT

     As discussed in Note 6 above, HBC obtained a credit facility from Comerica consisting of a term loan of up to $4 million or such lesser amount as was necessary, to retire a subordinated secured promissory note executed by HBC in favor of ERLY Industries, Inc. ("ERLY") in the principal sum of $4 million (the "ERLY Note"). The full amount due under the ERLY Note was paid during November 1997. The term loan will be repayable by October 2001 and requires variable monthly payments of principal and interest which escalate over time. The interest rate payable on the term loan is 1.5% above the bank's base rate (8.5% as of December 31, 1999).

     The term loan contains quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and maintain certain levels of net worth. The term loan also contains certain non-financial covenants. At both December 31, 1999 and 1998, the Company was in compliance with all covenants.


       Long-term debt consists of the following at December 31:                       1999                  1998
                                                                                      ----                  ----

       Note payable to Comerica,  collateralized  by substantially  all of HBC's assets,  payable in variable  amounts of  principle  and  interest  which escalate over time, at an effective  interest rate of 10% and 9.25% as of
       December 31, 1999 and 1998, respectively, payable by October 2001
                                                                                    $1,331,881            $3,399,996

       Note payable  related to the  acquisition  of the Hansen  trademark and trade name payable in three equal annual installments of $143,750,  due
       between August 2, 2000 and August 2, 2002                                       431,250

       Other                                                                             3,086
                                                                                ------------------    ------------------
                                                                                     1,766,217             3,407,785
       Less: current portion of long-term debt                                        (863,501)           (2,072,818)
                                                                                ------------------    ------------------
                                                                                      $902,716            $1,334,967
                                                                                ==================    ==================

            Long-term debt is payable as follows:

                            Year ending December 31:
                            2000                                                    $  863,501
                            2001                                                       758,967
                            2002                                                       143,749
                                                                                ------------------
                                                                                    $1,766,217
                                                                                ==================

     Interest expense amounted to $168,131, $368,896, and $488,388 for the years ended December 31, 1999, 1998 and 1997.

8. COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company's warehouse facility and corporate offices are leased for a period of 89 months commencing on September 19, 1997, when the Company first occupied the warehouse facilities. On March 1, 1998, the corporate offices of the Company were relocated to such premises in Corona, California. The facility lease and certain equipment under non-cancelable operating leases expire through 2005. Rent expenses related to the Corona facility and other non-cancelable equipment leases amounted to $391,000, $369,000 and $157,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum rental payments at December 31, 1999 under such leases referred to above are as follows:

                       Year ending December 31:
                       2000                                          $   361,284
                       2001                                              367,205
                       2002                                              369,700
                       2003                                              377,084
                       2004                                              381,816
                       Thereafter                                         31,818
                                                                     -----------
                                                                      $1,888,907
                                                                     ===========

     On February 23, 2000, the Company agreed to lease a new facility commencing from August 1, 2000 for a term of ten (10) years and which will replace the current lease (Note 15).

     Employment and Consulting Agreements - The Company entered into an employment agreement with Rodney C. Sacks dated as of January 1, 1999, pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer, and entered into an employment agreement with Hilton H. Schlosberg dated as of January 1, 1999, pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President and Chief Financial Officer for an annual base salary of $180,000 each, and increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors of the Company and certain fringe benefits for the period commencing January 1, 1999 and ending December 31, 2003. After such date, such agreements provide for automatic annual renewals unless written notice is delivered to each of them by June 30, 2003, or any subsequent June 30 thereafter.

     Effective June 30, 1997, Mr. Harold C. Taber, Jr., former President and Chief Executive Officer of HBC, elected to retire and terminated his employment agreement with HBC and entered into a Severance and Consulting Agreement with the Company and HBC (the "Consulting Agreement") pursuant to which, among other matters, HBC agreed to retain Mr. Taber as a consultant for a period of two years at a fixed monthly fee of $5,000. In terms of the Consulting Agreement, Mr. Taber's existing Stock Option Agreement dated as of June 30, 1995, was terminated and substituted with a new Stock Option Agreement dated as of June 20, 1997 (the "Replacement Stock Option Agreement") between the parties. Under the terms of the Replacement Stock Option Agreement, Mr. Taber was granted options to purchase 100,000 shares of the Company's common stock, outside the Company's stock option plans (Note 10), exercisable until June 30, 1999, at $1.38 per share. Such options were duly exercised by Mr. Taber during 1998. Mr. Taber remains a director of the Company. In addition, other than with respect to certain restrictive covenants, Mr. Taber agreed to repay amounts owed by him to HBC under a certain promissory note by offsetting amounts owed under the note against accrued and unpaid base pay payable under Mr. Taber's employment agreement and amounts payable under the Consulting Agreement, beginning January 1, 1998. Such promissory note was paid in full by Mr. Taber during 1999.

     Endorsement Arrangement - Effective February 22, 2000, the Company entered into an Endorsement and Promotion Arrangement ("Endorsement Arrangement") with a nationally recognized sports figure for the endorsement and promotion of certain Hansen's products. The Endorsement Arrangement calls for payments up to an aggregate of $700,000 over a period of two years, subject to the due performance by the sports figure of his endorsement and promotion obligations in terms of that arrangement. The Endorsement Arrangement provides for additional compensation to be paid to the sports figure in the event that sales of Hansen's(R) energy drinks exceed certain specified thresholds. The Company has the right to terminate the Endorsement Arrangement in the event that the endorsement and promotion obligations undertaken by the sports figure concerned are not met or predetermined sales levels of Hansen's(R) energy drinks are not achieved.

     Supplier Arrangements - During 1998, the Company entered into an arrangement with one of its co-packers, pursuant to which certain modifications were made to that co-packer's equipment to enable it to produce certain products on behalf of the Company. In consideration thereof, the Company agreed to pack a minimum number of cases of products over a four-year period. Should the Company fail to pack the agreed minimum number of cases of products over such period, the Company will be liable to reimburse the co-packer for a proportionate share of the cost thereof based on such shortfall. Based on the volume levels achieved by the Company in the past and its expected volume levels, the Company does not believe that it will incur any liability in connection with the above arrangement. However, such co-packer has experienced difficulties in producing the products covered by such arrangement and has been informed by such co-packer that they may terminate the co-packing arrangement. Management believes that, in the event of the co-packers terminating the arrangement, the Company is not liable for any damages or claims to the co-packer as a result of not achieving the minimum volume levels, or to the extent that the Company may have any liability, that the Company would be indemnified by a third party supplier.

     During March 1999, the Company entered into an arrangement with its glass supplier pursuant to which its glass supplier agreed to install a shrink sleeve-labeling machine at its plant to facilitate the pre-labeling of its glass bottles at the point of manufacture. In consideration thereof, the Company agreed to have a minimum quantity of such labels applied to its glass bottles over a four-year period. Should the Company fail to have the agreed minimum quantity of labels applied over such period, the Company will be liable to compensate its supplier for a proportionate share of the cost thereof based on such shortfall. Based on volumes levels achieved by the Company in the past and its expected volume levels, the Company does not believe that it will incur any liability in connection with this arrangement.

     Purchase Commitments - As of December 31, 1999, the Company had open purchase commitments for certain raw materials of approximately $2,721,080.

     Litigation - The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

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

     Components of the income tax provision are as follows:

                                                                                Year Ended December 31,
                                                            1999                    1998                    1997
                                                            ----                    ----                    ----
         Current income taxes:
         Federal                                         $2,409,512              $1,180,688              $     -
         State                                              637,160                 328,773                 40,200
                                                      ------------------      ------------------      ---------------
                                                         $3,046,672              $1,509,461              $  40,200
                                                      ==================      ==================      ===============
         Deferred income taxes:
         Federal                                         $  (97,681)             $  675,528              $ (89,215)
         State                                               22,127                 159,813                (38,435)
         Less change in valuation allowance                     -                  (277,880)               127,650
                                                      ------------------      ------------------      ---------------
                                                            (75,554)                557,461                    -
                                                      ------------------      ------------------      ---------------
                                                         $2,971,118              $2,066,922              $  40,200
                                                      ==================      ==================      ===============

     The differences between the income tax provision that would result from applying the 34% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

                                                                          Year Ended December 31,
                                                            1999                1998                 1997
                                                            ----                ----                 ----

         Income tax provision using the    statutory
             rate                                           $2,532,655          $1,914,217           $ 438,719
         State taxes, net of federal tax benefit               434,604             295,272              40,200
         Change in utilization of certain net
             operating losses                                                      106,718
         Permanent differences                                   3,859               6,318
         Effect of foreign corporation                                                                (520,678)
         Other                                                                      22,277             (45,691)
         Change in valuation allowance                                            (277,880)            127,650
                                                       ----------------    ----------------     ---------------
                                                            $2,971,118          $2,066,922           $  40,200
                                                       ================    ================     ===============

     Major components of the Company's deferred taxes at December 31 are as follows:

                                                                                 Year Ending December 31,
                                                                     1999                 1998                1997
                                                                     ----                 ----                ----

        Net operating loss carryforwards -
           Non-Separate Return Loss Year Limitation ("SRLY")    $                    $                    $ 653,290
        Net operating loss carryforwards - SRLY                                                             101,160
        Net operating loss carryforwards - state                                                            107,021
        Reserves for returns                                        111,681               79,311             61,730
        Reserves for bad debts                                       45,192               56,657             28,860
        Reserves for obsolescence                                    69,850              114,911            161,967
        Reserves for marketing's development fund                   159,327
        Capitalization of inventory costs                            72,670               34,272             25,980
        State franchise tax                                         267,189              141,000            (31,383)
        Accrued compensation                                         17,456              203,919            139,474
        Stock-based compensation                                     59,096
        Amortization of trademark license                        (1,412,994)          (1,161,652)          (920,997)
        Amortization of graphic design                              124,664
        Depreciation                                                  3,962              (25,879)           (49,223)
                                                                ---------------      ---------------      --------------
                                                                   (481,907)            (557,461)           277,879
        Less valuation allowance                                        -                    -             (277,879)
                                                                ---------------      ---------------      --------------
                                                                $  (481,907)         $  (557,461)         $     -
                                                                ===============      ===============      ==============

     During the year, the Company was subject to an audit by the Internal Revenue Service ("IRS Audit") for the years ending December 31, 1998, 1997 and 1996. Based on the results of the IRS Audit, certain deductions taken in certain years were postponed until later years. The effect thereof on the Company's provision for income taxes for the year ended December 31, 1999 was immaterial.

10.  STOCK  OPTIONS AND WARRANTS

     The Company has two stock  option  plans,  the  Employee  Stock Option Plan
     ("the  Plan") and the  Outside  Directors  Stock  Option  Plan  ("Directors
     Plan").

     The Plan provided for the granting of options to purchase not more than 2,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries. During 1999, the Company amended the Plan to provide for an additional 1,000,000 shares to be granted under the Plan. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 1999, options to purchase 2,070,800 shares of Hansen common stock had been granted under the Plan, net of options that have expired, and options to purchase 929,200 shares of Hansen common stock remained available for grant under the Plan (Note 15).

     The Directors' Plan provides for the grant of options to purchase up to 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 1999, options to purchase 36,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 64,000 shares of Hansen common stock remain available for grant.

     Information regarding the Plan and the Directors Plan is as follows:

                                                   1999                      1998                       1997
                                                   ----                      ----                       ----
                                                       Weighted                   Weighted                  Weighted
                                                        Average                   average                    average
                                                       Exercise                   exercise                  exercise
                                             Shares      Price          Shares     price          Shares      price
                                         ------------ ------------ ------------ ------------ ------------ ------------
             Options outstanding,
              beginning of year             833,900         $1.49    1,475,500         $1.34   1,332,000        $1.37
             Options granted                424,000         $4.38      297,500         $2.04     370,500        $1.10
             Options exercised              (93,573)        $1.35     (919,900)        $1.49        -             -
             Options canceled or
              expired                       (71,000)        $1.82      (19,200)        $1.11    (227,000)       $1.11

                                         ------------    ---------   -----------    --------   -----------    --------
             Options outstanding,
               end of year                1,093,327         $2.60      833,900        $1.49    1,475,500        $1.34
                                         ===========                 ============             ===========

             Option price range                          $0.75 to                   $0.72 to                 $0.72 to
               end of year                                  $5.25                      $4.50                    $1.79

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in the years 1997 through 1999 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:



                                            1999         1998        1997
                                            ----         ----        ----
Net  income,  as  reported               $4,477,868   $3,563,129  $1,250,151
Net income, pro forma                    $4,176,799   $3,383,375  $1,121,473



Net income  per  common  share,
  as reported
 Basic                                      $.45         $.38        $.14
 Diluted                                    $.43         $.34        $.13

Net income  per  common  share,
  pro forma
 Basic                                     $.42          $.36        $.12
 Diluted                                   $.40          $.32        $.12


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

                                                  Risk-Free
         Dividend Yield   Expected Volatility   Interest Rate     Expected Lives
         --------------   -------------------   -------------     --------------
1999          0%             60%                  4.8%              5 years
1998          0%             72%                  5.2%              4 years
1997          0%             43%                  6.0%              3 years


     The Company has granted warrants to various non-employees to purchase shares of Hansen common stock. Such warrants vest in various increments over an eighteen-month to three-year period.


Information regarding non-employee stock options is as follows:

                                                  1999                           1998                        1997
                                                  ----                           ----                        ----
                                                      Weighted                       Weighted                      Weighted
                                                      Average                        average                       average
                                                      Exercise                       exercise                      exercise
                                         Shares       Price              Shares      price            Shares        price
                                      ------------  -----------       ----------   -----------     ------------   -----------

Options outstanding,
  Beginning of year                      225,000      $2.29             145,000        $ 1.42          812,500       $ 3.57
Options granted                             -                           180,000        $ 2.48          100,000       $ 1.38
Options exercised                        (30,000)     $1.50            (100,000)       $ 1.38             -
Options canceled or expired              (58,000)     $2.50                -                          (767,500)       $ 3.69
                                      ------------   ----------       ----------   -----------     ------------   -----------
Options outstanding,
  end of year                           137,000       $2.37             225,000        $ 2.29         145,000        $ 1.42
                                      ============                    ==========                    ===========

Option price range,                                   $1.50 to                         $ 1.50 to                     $1.38 to
  end of year                                         $3.75                            $ 3.75                        $1.50



The following table summarizes information about fixed-price stock options and warrants outstanding at December 31, 1999:



                                                   Options Outstanding                         Options Exercisable
                                   ------------------------------------------------------- ---------------------------------

                                                          Weighted
                                        Number            average       Weighted average        Number          Weighted
                                    outstanding at       remaining          exercise        exercisable at       average
         Range of exercise prices  December 31, 1999  contractual life        price        December 31, 1999    exercise
                                                                                                                  Price
         ------------------------- ------------------ ----------------- ------------------ ------------------ --------------
             $.75 to $1.38             322,400               3                $1.02            102,400            $1.01
             $1.50 to $1.59            286,427               3                $1.58            264,027            $1.59
             $1.72 to $2.50            150,500               3                $2.25            115,666            $2.35
             $3.72 to $4.31            321,000               7                $4.22             33,000            $4.03
             $4.44 to $5.25            150,000               5                $4.64              5,000            $4.50

                                   ------------------                                      ------------------
              $.75 to $5.25          1,230,327                                                 520,093
                                   ==================                                      ==================


11.      EMPLOYEE BENEFIT PLAN

         Employees of Hansen Natural Corporation may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of the participants' earnings. Matching contributions were $37,274, $29,438, and $20,390 in 1999, 1998 and
         1997, respectively.


12.      MAJOR CUSTOMERS AND SEGMENTATION

         One customer accounted for approximately 25% and 27% of the Company's sales for the years ended December 31, 1999 and 1998, respectively. Two customers accounted for approximately 29% and 11%, respectively, of the Company's sales for the year ended December 31, 1997. A decision by any of these major customers to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

         The Company has determined that it has only one operating segment but manages its business by distribution channel through a warehouse and distributor function. The percentages of the Company's sales represented by each of those functions over the past three years is set out in the table below.

                                     1999              1998              1997
                                     ----              ----              ----
            Warehouse                 67%               67%               80%
            Distributor               32%               32%               19%
            Export                     1%                1%                1%


13.      LEGAL PROCEEDINGS

         The second stage of the trial in HBC's action against ERLY Industries, Inc. ("ERLY") in the Superior Court for the State of California, was held in July 1997 for the sole purpose of determining the amount of HBC's damages, if any, resulting from ERLY's breach of certain rights of first refusal provisions contained the "ERLY Note". In November 1997, the court held that HBC had not suffered any damages as a result of ERLY's breach of the ERLY Note. HBC has filed an appeal against that judgment. A motion was made by ERLY for the costs of such action to be awarded in its favor, which was dismissed by the court. ERLY has filed a cross appeal on that issue. The full amount due under the ERLY Note was paid in November 1997 with the proceeds of a term loan obtained by the Company from Comerica Bank - California ("Comerica"). During 1998, ERLY filed for bankruptcy and the appeal was consequently stayed by law. The Company has filed a claim against ERLY. Although the trustee initially rejected the claim, discussions are currently taking place in an endeavor to agree on a figure for the principal amount of the Company's unsecured claim to avoid the necessity for HBC to pursue the appeal. The ultimate outcome of this matter cannot presently be predicted.

         Towards the end of 1998, HBC, together with the Trustee of the Hansen Trust, commenced arbitration proceedings before the American Arbitration Association in Los Angeles, California, against FJC, the former Trustees of the Trust, and a company called Hansen's Juice Creations LLC ("Creations"), in which HBC and the Trustee claimed, among other matters: (i) that certain acts of the former Trustees of the Trust constituted breach of trust; (ii) a certain license agreement purportedly entered into between the former Trustees of the Trust and Creations (the "Purported Agreement") was, in whole or in part, void or terminable by the Trust; and (iii) certain acts of Creations constituted infringement of the Hansen's(R) trademark and certain acts of FJC constituted contributory infringement of the Hansen's(R) trademarks. HBC and the Trustee sought damages and injunctive relief against FJC and Creations. Such proceedings were settled in September 1999. Pursuant to written settlement agreements among the various parties to such proceedings, the Purported Agreement was terminated by mutual consent, the right of the successor to Creations to use the Hansen's(R) trademark on limited, but clearly defined, fresh juice products, was clarified and agreed upon, and certain other matters relating to and concerning the use of the Hansen's(R) trademark, were resolved.

         The Company is subject to claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

         Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the properties is subject, other than ordinary routine litigation incidental to the Company's business.

14.      RELATED PARTY

         A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred to such firm in connection with services rendered to the Company during 1999, 1998 and 1997 were $414,932, $173,673 and $186,033, respectively.

         A director of the Company was a consultant to the Company from July, 1997 to June, 1999. Expenses incurred to such director in connection with consulting services rendered to the Company during 1999, 1998 and 1997 were $30,000, $60,000 and $30,000 respectively.

         Two directors of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred to such company in connection with promotional materials purchased in 1999, 1998 and 1997 were $121,289, $151,393 and $20,092, respectively.

15.      SUBSEQUENT EVENT

         Subsequent  to  year-end,   the  Company  granted  options  to  certain
         employees to purchase 57,000 shares of Hansen common stock under the Plan at exercise prices ranging from $4.14 to $4.50 per share.

         On February 23, 2000, the Company entered into a new lease agreement for a 113,600 square foot facility in Corona, California, commencing on August 1, 2000. The term of the lease is ten (10) years with increases in the monthly rental payments during the third, sixth and eighth years. Upon commencement of the new lease, the lease for the existing premises will terminate by mutual consent.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                             Balance at        Charged to
                            beginning of       costs and                          Balance at end
      Description              period           expenses            Deductions      of period
------------------------- ----------------- ----------------- ------------------ -----------------
Allowance for doubtful accounts, sales returns and cash discounts:

1999                             $ 378,641         1,478,889        (1,442,225)         $ 415,305
1998                             $ 315,629         1,432,404        (1,369,392)         $ 378,641
1997                             $ 234,749         1,090,929        (1,010,049)         $ 315,629

Promotional allowances:

1999                            $1,608,123         6,337,903        (6,294,422)        $1,651,604
1998                            $1,067,749         5,584,000        (5,043,626)        $1,608,123
1997                             $ 926,045         4,034,845        (3,893,141)        $1,067,749

Inventory reserves:

1999                             $ 268,233           151,091       (   256,276)         $ 163,048
1998                             $ 383,227             4,027       (   119,021)         $ 268,233
1997                             $ 120,543           253,514             9,170          $ 383,227


