Form 10-Q
period 2000-03-31
HANSEN NATURAL CORP
filed 2000-05-15
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2000     Commission file number 0-18761


                           HANSEN NATURAL CORPORATION
             (Exact name of Registrant as specified in its charter)


          Delaware                                     39-1679918
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization                     Identification No.)


                        2380 Railroad Street, Suite 101,
                            Corona, California 92880
               (Address of principal executive offices) (Zip Code)


                                (909) 739 - 6200
               Registrant's telephone number, including area code.




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                Yes  X    No



              The registrant had 10,109,431 shares of common stock
                          outstanding as of May 1, 2000

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                 March 31, 2000

                                                        INDEX

                                                                                             Page No.

Part I.  FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                     and December 31, 1999                                                       3

                  Consolidated Statements of Income for the
                     three-months ended March 31, 2000 and 1999                                  4

                  Consolidated Statements of Cash Flows for the
                     three-months ended March 31, 2000 and 1999                                  5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         7


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                                                 16

Item 6.           Exhibits and Reports on Form 8-K                                               16

                  Signatures                                                                     16


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999 (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                      March 31,               December 31,
                                                                                        2000                      1999
                                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $           133,687       $         2,009,155
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $383,875
    in 2000 and $415,305 in 1999 and promotional allowances
    of $1,723,575 in 2000 and $1,651,604 in 1999)                                         4,244,322                 3,751,258
Inventories, net                                                                          9,994,854                 9,894,414
Prepaid expenses and other current assets                                                   707,029                   553,689
Deferred income tax asset                                                                   743,364                   743,364
                                                                                --------------------      --------------------
                                                                                         15,823,256                16,951,880

PROPERTY AND EQUIPMENT, net                                                                 596,502                   504,191

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,077,699 in 2000 and $2,995,285 in 1999)                                        10,690,510                10,768,493
Deposits and other assets                                                                   611,579                   484,388
                                                                                --------------------      --------------------
                                                                                         11,302,089                11,252,881
                                                                                --------------------      --------------------
                                                                                $        27,721,847       $        28,708,952
                                                                                ====================      ====================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                                                           $           350,000       $                 -
Accounts payable                                                                          4,552,072                 5,936,873
Accrued liabilities                                                                         240,143                   345,794
Accrued compensation                                                                         41,629                   462,285
Current portion of long-term debt                                                           885,416                   863,501
Income taxes payable                                                                        770,565                   346,636
                                                                                --------------------      --------------------
    Total current liabilities                                                             6,839,825                 7,955,089

LONG-TERM DEBT, less current portion                                                        702,716                   902,716

DEFERRED INCOME TAX LIABILITY                                                             1,225,271                 1,225,271

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value;  30,000,000  shares  authorized;  10,106,198 and
    10,010,084 shares issued
    in 2000 and 1999 respectively                                                            50,531                    50,050
Additional paid-in capital                                                               11,569,593                11,340,074
Retained earnings                                                                         7,923,855                 7,235,752
Common stock in treasury, at cost - 149,175 and 0 shares
    in 2000 and 1999 respectively                                                          (589,944)                        -
                                                                                --------------------      --------------------
    Total shareholders' equity                                                           18,954,035                18,625,876
                                                                                --------------------      --------------------
                                                                                $        27,721,847       $        28,708,952
                                                                                ====================      ====================


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)

--------------------------------------------------------------------------------------------------------------------------


                                                                                 2000                        1999

NET SALES                                                                        $ 15,978,002                $ 15,229,104

COST OF SALES                                                                       8,774,042                   7,821,425
                                                                          --------------------        --------------------

GROSS PROFIT                                                                        7,203,960                   7,407,679

OPERATING EXPENSES:
Selling, general and administrative                                                 5,953,412                   5,771,247
Amortization of trademark license and trademarks                                       82,659                      74,148
Other operating expenses                                                                    -                      15,000
                                                                          --------------------        --------------------

     Total operating expenses                                                       6,036,071                   5,860,395
                                                                          --------------------        --------------------

OPERATING INCOME                                                                    1,167,889                   1,547,284

NON-OPERATING EXPENSE (INCOME):
Interest and financing expense                                                         28,295                      63,031
Interest income                                                                        (7,244)                    (26,159)
                                                                          --------------------        --------------------

     Net non-operating expense                                                         21,051                      36,872

                                                                          --------------------        --------------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                               1,146,838                   1,510,412

PROVISION FOR INCOME TAXES                                                            458,735                     601,500
                                                                          --------------------        --------------------

NET INCOME                                                                          $ 688,103                   $ 908,912
                                                                          ====================        ====================


NET INCOME PER COMMON SHARE:
     Basic                                                                             $ 0.07                      $ 0.09
                                                                          ====================        ====================
     Diluted                                                                           $ 0.07                      $ 0.09
                                                                          ====================        ====================


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                                          9,998,657                   9,924,933
                                                                          ====================        ====================
     Diluted                                                                       10,481,940                  10,521,733
                                                                          ====================        ====================

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                     2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $       688,103     $       908,912
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Amortization of trademark license and trademarks                                 82,414              74,148
       Depreciation and other amortization                                              45,995              64,226
       Compensation expense related to issuance of stock options                                            24,341
       Deferred income taxes                                                                               150,375
       Effect on cash of changes in operating assets and liabilities:
        Accounts receivable                                                           (493,064)         (1,329,237)
        Inventories                                                                   (100,440)           (194,695)
        Prepaid expenses and other current assets                                     (153,340)            (97,233)
        Accounts payable                                                            (1,384,801)          1,885,093
        Accrued liabilities                                                           (105,651)            (75,573)
        Accrued compensation                                                          (420,656)           (294,597)
        Income taxes payable                                                           423,929          (1,068,875)
                                                                               ----------------    ----------------
          Net cash (used in) provided by operating activities                       (1,417,511)             46,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                    (138,306)           (103,270)
Increase in trademark license and trademarks                                            (4,431)
Decrease in note receivable from director                                                                   10,274
Increase in deposits and other assets                                                 (127,191)           (101,559)
                                                                               ----------------    ----------------
          Net cash used in investing activities                                       (269,928)           (194,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings                                                      350,000
Principal payments on long-term debt                                                  (178,085)         (1,602,576)
Issuance of common stock                                                               230,000              20,700
Purchases of treasury stock                                                           (589,944)
                                                                               ----------------    ----------------
          Net cash used in financing activities                                       (188,029)         (1,581,876)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                -                  -

                                                                               ----------------    ----------------
NET DECREASE IN CASH                                                                (1,875,468)         (1,729,546)
CASH AND CASH EQUIVALENTS, beginning of the period                                   2,009,155           3,806,089
                                                                               ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of the period                                   $       133,687     $     2,076,543
                                                                               ================    ================


SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest                                                                $        22,078     $        75,252
                                                                               ================    ================
       Income taxes                                                            $        34,806     $     1,520,000
                                                                               ================    ================

NONCASH TRANSACTIONS:
       During the three month period ended March 31,  2000,  the Company  issued
            4,114 shares of common stock to employees in connection with a net exercise of options to purchase 5,600 shares of common stock.

HANSEN NATURAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard Energy Company. The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

  2.              INVENTORIES

         Inventories consist of the following at:

                                              March 31,           December 31,
                                               2000                   1999
                                         ----------------      -----------------
         Raw materials                    $  3,663,621            $ 3,615,269
         Finished goods                      6,499,641              6,442,193
                                         ----------------      -----------------
                                            10,163,262             10,057,462
         Less inventory reserves              (168,408)              (163,048)
                                         ----------------      -----------------
                                           $ 9,994,854            $ 9,894,414
                                         ================      =================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

     The increase in sales and profitability that was achieved by the Company during the first quarter of 1999 was attributable in large measure to the introduction during that quarter of the Company's Healthy Start juice line in multi-serve P.E.T. bottles, which were sold mainly to club stores, and the Signature Soda line. Late in the first quarter of 2000, the Company began introducing its new Slim Down functional drink and its Healthy Start juice line in glass bottles. However, due to the late introduction, the contribution by those products to sales during the quarter was minimal.

     The increase in sales during the first quarter of 2000 was primarily attributable to sales of the Company's children's multi-vitamin juice drinks in 8.45-oz. aseptic packages, which were introduced during the third quarter of 1999, and increased sales of the Company's functional drinks in 8.2-oz. slim cans. Such increase was, however, largely offset by decreased sales of Healthy Start juices in multi-serve PET bottles and, to a lesser extent, by decreased sales of Smoothies in 11.5-oz. cans, Signature Sodas, Smoothies in multi-serve PET bottles, and teas, lemonades and juice cocktails.

     Due to the lower gross profit margins achieved by the Company on its children's multi-vitamin juice drinks in 8.45-oz. aseptic packages compared to Healthy Start juices and Signature Sodas, the overall gross profit margin achieved by the Company during the first quarter of 2000 decreased to 45.1% from 48.6% during the first quarter of 1999.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

     During the first quarter of 2000, the Company repurchased 149,175 shares of its common stock at an average price of $3.95 per share.

Results of Operations for the Three-months Ended March 31, 2000 Compared to the Three-months Ended March 31, 1999

     Net Sales. For the three-months ended March 31, 2000, net sales were approximately $16.0 million, an increase of $749,000 or 4.9% higher than the $15.2 million net sales for the three-months ended March 31, 1999. The increase in net sales was primarily attributable to sales of the Company's multi-vitamin juice drinks, which were introduced in the third quarter of 1999, Super Smoothies, which were also introduced in the third quarter of 1999, and increased sales of the Company's energy and other functional drinks in 8.2 oz. slim cans and sodas in cans. The increase in net sales was largely offset by decreased sales of Healthy Start juices in multi-serve PET bottles, and to a lesser extent, decreased sales of Smoothies in 11.5 oz. cans, Signature Sodas, Smoothies in multi-serve PET bottles, and teas, lemonades and juice cocktails.

     Gross Profit. Gross profit was $7.2 million for the three-months ended March 31, 2000, a decrease of $204,000 or 2.8% lower than the $7.4 million gross profit for the three-months ended March 31, 1999. Gross profit as a percentage of net sales decreased to 45.1% for the three-months ended March 31, 2000 from 48.6% for the three-months ended March 31, 1999. The decrease in gross profit and gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

     Total Operating Expenses. Total operating expenses were $6.0 million for the three-months ended March 31, 2000, an increase of $176,000 or 3.0% higher than total operating expenses of $5.9 million for the three-months ended March 31, 1999. Total operating expenses as a percentage of net sales decreased to 37.8% for the three-months ended March 31, from 38.5% for the three-months ended March 31, 1999. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to a comparably lower increase in total operating expenses as compared to the increase in net sales.

     Selling, general and administrative expenses were $6.0 million for the three-months ended March 31, 2000, an increase of $182,000 or 3.2% higher than selling, general and administrative expenses of $5.8 million for the three-months ended March 31, 1999. The increase in selling, general and administrative expenses was primarily attributable to increased slotting fees of $336,000 for the three-months ended March 31, 2000 as compared to slotting fees of $50,000 for the three-months ended March 31, 1999 and increased distribution expenses. The increase in selling, general and administrative expenses was partially offset by a decrease in certain selling and marketing expenses, particularly expenditures relating to in-store demonstrations and the costs of merchandise displays.

     Operating Income. Operating income was $1.2 million for the three-months ended March 31, 2000, a decrease of $380,000 or 24.5% lower than operating income of $1.5 million for the three-months ended March 31, 1999. Operating income as a percentage of net sales decreased to 7.3% for the three-months ended March 31, 2000 from 10.2% for the three-months ended March 31, 1999. The decrease in operating income was attributable to a $204,000 decrease in gross profit and an increase of $176,000 in operating expenses. The 2.9% decrease in operating income as a percentage of net sales was partially attributable to a 3.6% decrease in gross profit as a percentage of net sales which was partially offset by a 0.7% decrease in operating expenses as a percentage of net sales.

     Net Non-operating Expense. Net non-operating expense was $21,000 for the three-months ended March 31, 2000, a decrease of $16,000 or 42.9% lower than net non-operating expense of $37,000 for the three-months ended March 31, 1999. Net non-operating expense consists of interest and financing expense and interest income. Interest and financing expense for the three-months ended March 31, 2000 was $28,000 as compared to interest and financing expense of $63,000 for the three-months ended March 31, 1999. The decrease in interest and financing expense was primarily attributable to lower interest expense incurred on the Company's long-term debt, which was substantially lower than the average outstanding long-term debt during the comparable period in 1999. Interest income for the three-months ended March 31, 2000 was $7,000 as compared to $26,000 for the three-months ended March 31, 1999. The decrease in interest income was primarily attributable to decreased cash available for investing in interest-bearing securities during the period.

     Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2000 was $459,000 as compared to provision for income taxes of $602,000 for the comparable period in 1999. The $143,000 decrease in provision for income taxes was primarily attributable to the decrease in operating income.

     Net Income. Net income was $688,000 for the three-months ended March 31, 2000, a decrease of $221,000 or 24.3% lower than net income of $909,000 for the three-months ended March 31, 1999. The decrease in net income was attributable to the decrease in gross profit of $204,000 and the increase in operating expenses of $176,000 which was partially offset by the decrease in non-operating expense of $16,000 and the decrease in provision for income taxes of $143,000.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had working capital of $9.0 million which was comparable to working capital of $9.0 million as of December 31, 1999. Increases in working capital were primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization.
Decreases in working capital were primarily attributable to purchases of treasury stock, repayments made in reduction of HBC's term loan and increases in noncurrent assets.

     Net cash used in operating activities increased to $1.4 million for the three-months ended March 31, 2000 as compared to net cash provided by operating activities of $47,000 for the comparable period in 1999. The increase in net cash used in operating activities was primarily attributable to the decrease in net income and the increase in net cash used in connection with operating assets and liabilities including the payment of accounts payable, accrued liabilities, accrued compensation and the increase in accounts receivable and prepaid expenses. During the three-months ended March 31, 2000, a portion of the Company's cash reserves was also used for the acquisition of property and equipment and the payment of income taxes. Increases in inventories, accounts receivable, payment of payables and accrued liabilities, acquisition of property and equipment, repayment of the Company's short-term borrowings and payment of income taxes, as well as HBC's acquisition and development plans are, and for the foreseeable future are, expected to remain HBC's principle recurring use of cash and working capital funds.

     Net cash used in investing activities increased to $270,000 for the three-months ended March 31, 2000 as compared to net cash used in investing activities of $195,000 for the comparable period in 1999. The increase in net cash used in investing activities was primarily attributable to increased purchases of property and equipment and increases in deposits and other assets. Management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand, as well as the development and introduction of new product lines. The Company may require additional capital resources in the event of any such transaction, depending upon the cash requirements relating thereto. Any such transaction will also be subject to the terms and restrictions of HBC's credit facilities.

     Net cash used in financing activities decreased to $188,000 for the three-months ended March 31, 2000 as compared to net cash used in financing activities of $1,582,000 for the comparable period in 1999. The decrease in net cash used in financing activities was primarily attributable to decreased principal payments on long-term debt and cash received from short-term borrowings and issuance of common stock. Such decrease was partially offset by cash paid to repurchase shares of the Company's common stock.

     As of March 31, 2000, approximately $1.2 million was outstanding under the term loan.


     HBC's revolving line of credit has been renewed by its bank until June 30, 2000. The effective borrowing rate under the revolving line of credit is prime plus 1/4%. HBC anticipates that the revolving line of credit will be renewed when it expires on June 30, 2000; however, there can be no assurance that it will in fact be renewed or, if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

     Management believes that cash generated from operations and the Company's cash resources and amounts available under HBC's revolving line of credit, will be sufficient to meet its operating cash requirements in the foreseeable future, including purchase commitments for raw materials, debt servicing, expansion and development needs as well as any purchases of capital assets or equipment and repurchases of shares of the Company's common stock.

Year 2000 Compliance

     Prior to January 1, 2000, the Company reviewed the readiness of its computer systems and business practices for handling Year 2000 issues. These issues involve systems that are date sensitive and may not be able to properly process the transition from year 1999 to year 2000 and beyond, resulting in miscalculations and software failures. Year 2000 compliance updates were completed in the fourth quarter of 1999 and the Company's information technology ("IT") and non-information technology ("NIT") computer systems completed the transition to the year 2000 without material issues or problems. No additional expenditures to enable the Company to become Year 2000 compliant are currently anticipated. The Company has been in contact with critical suppliers, co-packers, customers, and other third parties to determine the extent to which they may be vulnerable to Year 2000 issues. The Company cannot currently predict any future effect of third parties' Year 2000 issues. However, the Company has not been made aware of any matter which would materially impact the Company's business from third parties.

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

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report, including certain statements made in management's discussion and analysis, may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical Year 2000 information, are forward looking statements within the meaning of the Act.

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
o  Changes  in  consumer preferences;
o Changes in demand that are weather related, particular in areas outside of California;
o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
o  The introduction of new products;
o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse  weather  conditions,   which  could  reduce  demand  for  the
     Company's   products;
o The Company's ability to make suitable arrangements for the co-packing of its functional drinks in 8.2-ounce slim cans and Smoothies in 11.5 ounce cans;

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

                           HANSEN NATURAL CORPORATION
                           Registrant


Date:   May 15, 2000       /s/
                           Rodney C. Sacks
                           Chairman of the Board
                           and Chief Executive Officer



Date:   May 15, 2000       /s
                           Hilton H. Schlosberg
                           Vice Chairman of the Board,
                           President, Chief Operating Officer,
                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX



Exhibit 10 (xxx) Amended and Restated Variable Rate Installment Note by and
                 between Comerica Bank - California and Hansen Beverage Company.

Exhibit 27       Financial Data Schedule