Form 10-Q
period 2000-06-30
HANSEN NATURAL CORP
filed 2000-08-09
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For the Quarterly Period Ended June 30, 2000 Commission file number 0-18761


                           HANSEN NATURAL CORPORATION
             (Exact name of Registrant as specified in its charter)


               Delaware                                39-1679918
     (State or other jurisidiction of             (I.R.S. Employer
     incorporation or organization                Identification No.)


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

                                    Yes X No




               The registrant had 9,928,519 shares of common stock
                         outstanding as of July 31, 2000

                                     HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                                    June 30, 2000

                                                        INDEX



                                                                                                Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                          3

                  Consolidated Statements of Operations for the
                  three and six-months ended June 30, 2000 and 1999                              4

                  Consolidated Statements of Cash Flows for the
                  six-months ended June 30, 2000 and 1999                                        5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            7


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                                                16

Item 6.           Exhibits and Reports on Form 8-K                                              16

                  Signatures                                                                    16



HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                                                         June 30,           December 31,
                                                                                           2000                  1999
                                                                                           ----                  ----
                                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $          121,609     $       2,009,155
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $525,748
    in 2000 and $415,305 in 1999 and promotional allowances
    of $2,021,216 in 2000 and $1,651,604 in 2000)                                           7,192,902             3,751,258
Inventories, net                                                                            8,998,888             9,894,414
Prepaid expenses and other current assets                                                     975,918               553,689
Deferred income tax asset                                                                     743,364               743,364
                                                                                   -------------------    ------------------
                                                                                           18,032,681            16,951,880

PROPERTY AND EQUIPMENT, net                                                                 1,119,441               504,191

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,160,337 in 2000 and $2,995,285 in 1999)                                          10,607,872            10,768,493
Deposits and other assets                                                                     708,116               484,388
                                                                                   -------------------    ------------------
                                                                                           11,315,988            11,252,881
                                                                                   -------------------    ------------------
                                                                                   $       30,468,110     $      28,708,952
                                                                                   ===================    ==================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                                                              $          524,991     $               -
Accounts payable                                                                            5,204,072             5,936,873
Accrued liabilities                                                                           794,172               345,794
Accrued compensation                                                                          131,629               462,285
Current portion of long-term debt                                                             987,533               863,501
Income taxes payable                                                                          220,867               346,636
                                                                                   -------------------    ------------------
                                                                                            7,863,264             7,955,089

LONG-TERM DEBT, less current portion                                                          914,007               902,716

DEFERRED INCOME TAX LIABILITY                                                               1,225,271             1,225,271

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value;  30,000,000  shares  authorized;  9,926,983  and
    10,010,084 shares issued
    and outstanding in 2000 and 1999, respectively                                             50,562                50,050
Additional paid-in capital                                                                 11,569,562            11,340,074
Retained earnings                                                                           9,575,942             7,235,752
Common stock in treasury, at cost - 185,375 and 0 shares
    in 2000 and 1999, respectively                                                           (730,498)
                                                                                   -------------------    ------------------
    Total shareholders' equity                                                             20,465,568            18,625,876
                                                                                   -------------------    ------------------
                                                                                   $       30,468,110     $      28,708,952
                                                                                   ===================    ==================

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------


                                                                 Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                         -----------------------------------    ------------------------------------
                                                               2000                1999               2000                1999
                                                         ----------------    ---------------    ----------------   -----------------

NET SALES                                                $    22,666,775     $   19,142,247     $    38,644,777    $     34,371,351

COST OF SALES                                                 11,974,847         10,161,707          20,748,889          17,983,133
                                                         ----------------    ---------------    ----------------   -----------------

GROSS PROFIT                                                  10,691,928          8,980,540          17,895,888          16,388,218

OPERATING EXPENSES:
Selling, general and administrative                            7,793,226          6,481,186          13,746,638          12,252,432
Amortization of trademark license and trademarks                  82,638             74,148             165,297             148,296
Other expenses                                                                       15,000                                  30,000
                                                         ----------------    ---------------    ----------------   -----------------

         Total operating expenses                              7,875,864          6,570,334          13,911,935          12,430,728
                                                         ----------------    ---------------    ----------------   -----------------

OPERATING INCOME                                               2,816,064          2,410,206           3,983,953           3,957,490

NONOPERATING EXPENSE (INCOME)
Interest and financing expense                                    63,891             40,080              92,186             103,111
Interest Income                                                   (1,306)           (23,864)             (8,550)            (50,023)
                                                         ----------------    ---------------    ----------------   -----------------
         Net nonoperating expense                                 62,585             16,216              83,636              53,088

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                      2,753,479          2,393,990           3,900,317           3,904,402

PROVISION FOR INCOME TAXES                                     1,101,392            953,800           1,560,127           1,555,300
                                                         ----------------    ---------------    ----------------   -----------------


NET INCOME                                               $     1,652,087     $    1,440,190     $     2,340,190    $      2,349,102
                                                         ================    ===================================   =================


NET INCOME PER COMMON SHARE:
         Basic                                           $          0.17     $         0.14     $          0.23    $           0.24
                                                         ================    ===============    ================   =================
         Diluted                                         $          0.16     $         0.14     $          0.22    $           0.22
                                                         ================    ===============    ================   =================


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                                 9,941,601          9,951,147           9,970,129           9,938,112
                                                         ================    ===============    ================   =================
         Diluted                                              10,367,602         10,638,447          10,426,526          10,567,539
                                                         ================    ===============    ================   =================

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                                            2000                    1999
                                                                            ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    2,340,190         $    2,349,102
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization of trademark license and trademarks                           160,621                148,297
   Depreciation and other amortization                                        115,656                 72,761
   Compensation expense related to issuance of stock options                                          48,684
   Deferred income taxes                                                                             199,525
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable                                                   (3,441,644)            (2,983,299)
     Inventories                                                              895,526             (1,291,444)
     Prepaid expenses and other current assets                               (422,229)              (171,605)
     Accounts payable                                                        (732,801)             3,193,893
     Accrued liabilities                                                      448,378                (34,737)
     Accrued compensation                                                    (330,656)              (161,102)
     Income taxes payable                                                    (125,769)              (164,225)
                                                                       ---------------        ---------------
       Net cash (used in) provided by operating activities                 (1,092,728)             1,205,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           (736,138)               (96,374)
Increase in trademark license and trademarks                                    5,232
Decrease in note receivable from director                                                             20,861
Increase in deposits and other assets                                        (223,728)              (312,053)
                                                                       ---------------        ---------------
       Net cash used in investing activities                                 (954,634)              (387,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings                                             524,991
Principal payments on long-term debt                                         (353,085)            (1,753,735)
Increase in long-term debt                                                    488,408
Issuance of common stock                                                      230,000                 20,700
Redemption of common stock                                                   (730,498)
                                                                       ---------------        ---------------
       Net cash provided by (used in) financing activities                    159,816             (1,733,035)

                                                                       ---------------        ---------------
NET DECREASE IN CASH                                                       (1,887,546)              (914,751)
CASH, beginning of period                                                   2,009,155              3,806,089
                                                                       ---------------        ---------------
CASH, end of period                                                    $      121,609         $    2,891,338
                                                                       ===============        ===============


SUPPLEMENTAL INFORMATION Cash paid during the year for:
     Interest                                                          $       87,286         $      117,508
                                                                       ===============        ===============
     Income taxes                                                      $    1,335,896         $    1,520,000
                                                                       ===============        ===============


NONCASH TRANSACTIONS:
     During the six-month period ended June 30, 2000, the Company issued 15,127 shares of common stock to employees in connection with a net exercise of options to purchase 21,760 shares of common stock.

     During the six-month period ended June 30, 1999, the Company issued 32,238 shares of common stock to employees in connection with a net exercise of options to purchase 41,800 shares of common stock.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED JUNE 30, 2000 AND YEAR-ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company. The information set forth in these interim financial statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

2.       INVENTORIES

Inventories consist of the following at:


                                     June 30,                  December 31,
                                       2000                       1999
                                ---------------------      ---------------------
Raw materials                       $ 3,640,096                 $3,615,269
Finished goods                        5,527,200                  6,442,193
                                ---------------------      ---------------------
                                      9,167,296                 10,057,462
Less inventory reserves                (168,408)                  (163,048)
                                ---------------------      ---------------------
                                    $ 8,998,888                 $9,894,414
                                =====================      =====================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

          During the three months ended June 30, 2000, net sales were $22.7 million, an increase of $3.5 million or 18.4% over net sales of $19.1 million for the three months ended June 30, 1999. The increase in net sales during the three months ended June 30, 2000 was primarily attributable to increased sales of the Company's functional drinks, the Company's new line of children's multi-vitamin juice drinks in 8.45-oz. aseptic packaging, which was introduced in the third quarter of 1999, and increased sales of Natural Sodas in cans. The increase in net sales was also attributable, to a lesser extent, to increased sales of apple juice and juice blends, sales of the Company's new line of premium functional Smoothies introduced in the third quarter of 1999, and the introduction of Healthy Start in 12-oz. glass bottles in the first quarter of 2000. The increase in net sales was partially offset by decreased sales of Smoothies in glass and polyethylene terephthalale (P.E.T.) plastic bottles, Healthy Start in P.E.T. plastic bottles and Signature Sodas. Sales of Smoothies in cans and teas, lemonades and juice cocktails were marginally lower.

          The Company is currently in the process of launching a line of functional fruit and grain energy bars as well as a line of gourmet genetically modified organism-free (G.M.O. free) functional cereals.

          During the three months ended June 30, 2000, the gross profit margins achieved by the Company increased to 47.2% from 45.1% during the first quarter of 2000. For the six months ended June 30, 2000, the gross profit margin was 46.3%, which was lower than the gross profit margin of 47.7% achieved by the Company for the six months ended June 30, 1999.

          The Company is planning to introduce a malt based energy drink, called Hard e, which contains 5% alcohol, during the third quarter of 2000. The Hard e product will not be marketed under the Hansen's name.

          The Company continues to incur expenditures in connection with development and introduction of new products and flavors.

          During the three months ended June 30, 2000, the Company repurchased 36,200 shares of its common stock at an average price of $3.88 per share. During the six months ended June 30, 2000, the Company repurchased an aggregate of 185,375 shares of its common stock at an average price of $3.94 per share.

Results of Operations For The Three-Months Ended June 30, 2000 Compared to the Three-Months Ended June 30, 1999

          Net Sales. For the three months ended June 30, 2000, net sales were $22.7 million, an increase of $3.5 million or 18.4% over net sales of $19.1 million for the three months ended June 30, 1999. The increase in net sales during the three months ended June 30, 2000 was primarily attributable to increased sales of the Company's functional drinks, the Company's new line of children's multi-vitamin juice drinks in 8.45-oz. aseptic packaging, which was introduced in the third quarter of 1999, and increased sales of Natural Sodas in cans. The increase in net sales was also attributable, to a lesser extent, to increased sales of apple juice and juice blends, sales of the Company's new line of premium functional Smoothies introduced in the third quarter of 1999, and the introduction of Healthy Start in 12-oz. glass bottles in the first quarter of 2000. The increase in net sales was partially offset by decreased sales of Smoothies in glass and P.E.T. plastic bottles, Healthy Start in P.E.T. plastic bottles and Signature Sodas. Sales of Smoothies in cans and teas, lemonades and juice cocktails were marginally lower.

          Gross Profit. Gross profit was $10.7 million for the three-months ended June 30, 2000, an increase of $1.7 million or 19.1% over the $9.0 million gross profit for the three-months ended June 30, 1999. Gross profit as a percentage of net sales increased to 47.2% for the three-months ended June 30, 2000 from 46.9% for the three-months ended June 30, 1999. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

          Total Operating Expenses. Total operating expenses were $7.9 million for the three-months ended June 30, 2000, an increase of $1.3 million or 19.9% over total operating expenses of $6.6 million for the three-months ended June 30, 1999. Total operating expenses as a percentage of net sales increased to 34.7% for the three-months ended June 30, 2000 from 34.3% for the three-months ended June 30, 1999. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses.

          Selling, general and administrative expenses were $7.8 million for the three-months ended June 30, 2000, an increase of $1.3 million or 20.2% over selling, general and administrative expenses of $6.5 million for the three-months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 34.4% for the three-months ended June 30, 2000 from 33.9% for the three-months ended June 30, 1999. The increase in selling expenses and selling expenses as a percentage of net sales was primarily attributable to increases in distribution (freight) costs, expenditures for point of sale items and merchandise displays, and promotional expenditures and allowances. The increase in general and administrative expenses and general and administrative expenses as a percentage of net sales was primarily attributable to increased payroll and other costs in connection with operating activities to support increased net sales.

          Amortization expense was $83,000 for the three-months ended June 30, 2000, an increase of $9,000 or 11.5% over amortization expense of $74,000 for the three-months ended June 30, 1999.

          Other expenses were $15,000 for the three-months ended June 30, 1999.

          Operating Income. Operating income was $2.8 million for the three-months ended June 30, 2000, an increase of $406,000 or 16.8% over operating income of $2.4 million for the three- months ended June 30, 1999. Operating income as a percentage of net sales decreased to 12.4% for the three-months ended June 30, 2000 from 12.6% in the comparable period in 1999. The increase in operating income was attributable to the $1.7 million increase in gross profit which was partially offset by the increase of $1.3 million in operating expenses. The decrease in operating income as a percentage of net sales was primarily attributable to the increase in selling, general and administrative expenses as a percentage of net sales.

          Net Nonoperating Expense. Net nonoperating expense was $63,000 for the three-months ended June 30, 2000, an increase of $46,000 from net nonoperating expense of $16,000 for the three-months ended June 30, 1999. Net nonoperating expense consists of interest and financing expense and interest income. Interest and financing expense was $64,000 for the three-months ended June 30, 2000 as compared to $40,000 for the comparable period in 1999. The increase in interest and financing expense was primarily attributable to interest incurred on income taxes. Interest income was $1,000 for the three-months ended June 30, 2000, as compared to interest income of $24,000 during the comparable period in 1999. The decrease in interest income is attributable to a decrease in cash available for investing in interest bearing securities.

          Provision for Income Taxes. Provision for income taxes was $1.1 million, for the three-months ended June 30, 2000, an increase of $148,000 over the provision for income taxes of $954,000 for the comparable period in 1999. The effective tax rate for the three-months ended June 30, 2000 was 40.0% as compared to 39.8% for the comparable period in 1999. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes and the increase in the effective tax rate for the three-months ended June 30, 2000.

          Net Income. Net income was $1,652,000 for the three-months ended June 30, 2000, compared to net income of $1,440,000 for the three-months ended June 30, 1999, an increase of $212,000 or 14.7%. The increase in net income consists of an increase in operating income of $406,000 which was partially offset by an increase in net interest and financing expense of $46,000 and a $148,000 increase in provision for income taxes.

Results of Operations For The Six-months Ended June 30, 2000 Compared to The Six-months Ended June 30, 1999

          Net Sales. For the six-months ended June 30, 2000, net sales were approximately $38.6 million, an increase of $4.3 million or 12.4% over the $34.4 million net sales for the six-months ended June 30, 1999. The increase in net sales was primarily attributable to increased sales of functional drinks, the introduction of the Company's new line of children's multi-vitamin juice drinks in aseptic packaging which was introduced in the third quarter of 1999, and increased sales of Natural Sodas. The increase in net sales was also attributable, to a lesser extent, to the introduction of Super Smoothies in cans in the third quarter of 1999, increased sales of apple juice and juice blends, and the introduction of Healthy Start in 12-ounce bottles in the first quarter of 2000. The increase in net sales was partially offset by decreased sales of Healthy Start in P.E.T. bottles, Smoothies in glass bottles and P.E.T. plastic bottles, Signature Sodas, Smoothies in cans and teas, lemonades and juice cocktails.

          Gross Profit. Gross profit was $17.9 million for the six-months ended June 30, 2000, an increase of $1.5 million or 9.2% over the $16.4 million gross profit for the six-months ended June 30, 1999. Gross profit as a percentage of net sales decreased to 46.3% for the six-months ended June 30, 2000 from 47.7% for the six-months ended June 30, 1999. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

          Total Operating Expenses. Total operating expenses were $13.9 million for the six-months ended June 30, 2000, an increase of $1.5 million or 11.9% over total operating expenses of $12.4 million for the six-months ended June 30, 1999. Total operating expenses as a percentage of net sales decreased to 36.0% for the six-months ended June 30, 2000 from 36.2% for the six-months ended June 30, 1999. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the elimination of other expenses for the six-months ended June 30, 2000.

          Selling, general and administrative expenses were $13.7 million for the six-months ended June 30, 2000, an increase of $1.4 million or 12.2% over selling, general and administrative expenses of $12.3 million for the six-months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales remained consistent at 35.6% for the six-months ended June 30, 2000 and for the comparable period in 1999. The increase in selling expenses was primarily attributable to increases in distribution (freight) costs, fees paid for slotting, promotional allowances and expenditures, and expenditures for point of sale items and merchandise displays. The increase in selling expenses was partially offset by a decrease in expenditures for in-store demonstrations. The increase in general and administrative expenses was primarily attributable to increased payroll and other costs in connection with operating activities to support increased net sales.

          Amortization expense was $165,000 for the six-months ended June 30, 2000, an increase of $17,000 or 11.5% over amortization expense of $148,000 for the six-months ended June 30, 1999.

          Other expenses were $30,000 for the six-months ended June 30, 1999.

          Operating Income. Operating income was $3,984,000 for the six-months ended June 30, 2000, an increase of $27,000 or 0.7% over operating income of $3,957,000 for the six-months ended June 30, 1999. Operating income as a percentage of net sales decreased to 10.3% for the six-months ended June 30, 2000 from 11.5% in the comparable period in 1999. The decrease in operating income as a percentage of net sales was primarily attributable to the reduction in gross profit as a percentage of net sales for the six-months ended June 30, 2000.

          Net Nonoperating Expense. Net nonoperating expense was $84,000 for the six-months ended June 30, 2000, an increase of $31,000 from net nonoperating expense of $53,000 for the six-months ended June 30, 1999. Net non-operating expense consists of interest and financing expense and interest income. Interest and financing expense was $92,000 for the six-months ended June 30, 2000 as compared to $103,000 for the comparable period in 1999. The decrease in interest and financing expense was attributable to the fact that the principal amounts outstanding on the Company's term loan were lower in 2000 than during the comparable period in 1999. Such decrease was partially offset by interest incurred on income taxes. Interest income was $9,000 for the six-months ended June 30, 2000, as compared to interest income of $50,000 during the comparable period in 1999. The decrease in interest income is attributable to a decrease in cash available for investing in interest bearing securities.

          Provision for Income Taxes. Provision for income taxes was $1,560,000 for the six months ended June 30, 2000, an increase of $5,000 over the provision for income taxes of $1,555,000 for the comparable period in 1999. The effective tax rate for the six-months ended June 30, 2000 was 40.0% as compared to 39.8% for the comparable period in 1999. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes and the increase in the effective tax rate for the six-months ended June 30, 2000.

          Net Income. Net income was $2,340,000 for the six-months ended June 30, 2000 compared to net income of $2,349,000 for the six-months ended June 30, 1999. The $9,000 decrease in net income consists of an increase in operating income of 27,000 which was offset by an increase of $31,000 in net interest and financing expenses and a $5,000 increase in provision for income taxes.

Liquidity and Capital Resources

          As of June 30, 2000, the Company had working capital of $10,169,000 compared to working capital of $8,997,000 as of December 31, 1999. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization. The increase in working capital was also attributable to increases in accounts receivable, prepaid expenses and other current assets as well as a decrease in accounts payable and accrued compensation. The increase in working capital was partially offset by repayments made in reduction of HBC's term loan, decreases in inventories, increases in accrued liabilities, and acquisitions of property and equipment.

          Net cash used in operating activities was $1,093,000 for the six-months ended June 30, 2000 as compared to net cash provided by operating activities of $1,206,000 for the comparable period in 1999. The increase in net cash used in operating activities was primarily attributable to increases in operating assets and decreases in operating liabilities including increases in accounts receivable and increased payments on account of accounts payable. The increase in cash used in operating activities was partially offset by a decrease in inventories.

          Net cash used in investing activities was $955,000 for the six-months ended June 30, 2000 as compared to net cash used in investing activities of $388,000 for the comparable period in 1999. The increase in net cash used in investing activities was primarily attributable to the acquisition of several vans and promotional vehicles as well as increased deposits and other assets.

          Net cash provided by financing activities was $160,000 for the six-months ended June 30, 2000 as compared to net cash used in financing activities of $1,733,000 for the comparable period in 1999. The increase in net cash provided by financing activities was primarily attributable to borrowings on the Company's line of credit and capital leases entered into to finance the acquisition of vans and promotional vehicles. The increase in cash provided by financing activities was partially offset by repurchases of the Company's common stock and principal payments made in reduction of HBC's term loan.

          Increases in accounts receivable, acquisitions of inventory, property and equipment, increases in deposits and other assets, repayment of the Company's long-term debt, repurchases of the Company's common stock, as well as HBC's acquisition and development plans are, and for the foreseeable future are, expected to remain HBC's principle recurring use of cash and working capital funds. Management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise displays, vans and promotional vehicles, trademarks, and businesses compatible with the image of the Hansen's(R) brand as well as the development and introduction of new product lines. The Company may require additional capital resources for, or in connection with, such activities depending upon the cash requirements relating thereto. Any such activities will also be subject to the terms and restrictions of HBC's credit facilities.

          As of June 30, 2000, $982,000 was outstanding under the term loan, as compared to $1,332,000 outstanding on December 31, 1999. The Company's current borrowing rate on the term loan is the bank's base rate ("prime") plus 1/2%.

          HBC's revolving line of credit has been renewed by its bank until May 1, 2002. The effective borrowing rate under the revolving line of credit is prime plus 1/4%. HBC anticipates that the revolving line of credit will be renewed when it expires on May 1, 2002; however, there can be no assurance that it will in fact be renewed or, if renewed, that the terms of such renewal will not be disadvantageous to HBC and its business.

          Management believes that cash generated from operations and the Company's cash resources and amounts available under HBC's revolving line of credit, will be sufficient to meet its operating cash requirements in the foreseeable future, including purchase commitments for raw materials, debt servicing, expansion and development needs as well as any purchases of capital assets or equipment and repurchases of the Company's common stock.

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

                                                  HANSEN NATURAL CORPORATION
                                                  Registrant


Date:   August 9, 2000
                                           /s/ Rodney C. Sacks
                                           Chairman of the Board
                                           and Chief Executive Officer


Date:   August 9, 2000
                                           /s/ Hilton H. Schlosberg
                                           Vice Chairman of the Board,
                                           President, Chief Operating Officer,
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX


Exhibit 10 (yyy) Sixth Modification to Revolving Credit Loan & Security Agreement by and between Hansen Beverage Company and Comerica Bank - California, dated May 23, 2000

Exhibit 10 (zzz)   Contract  Brewing  Agreement  by and  between  Hard e
                   Beverage Company and Rello, Inc. dated March 23, 2000


Exhibit 27         Financial Data Schedule