Form 10-Q
period 2000-09-30
HANSEN NATURAL CORP
filed 2000-11-09
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 2000 Commission file number 0-18761


                           HANSEN NATURAL CORPORATION
             (Exact name of Registrant as specified in its charter)


              Delaware                                 39-1679918
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization            Identification No.)


                              1010 Railroad Street
                            Corona, California 92882
               (Address of principal executive offices) (Zip Code)


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


                                    Yes X No




               The registrant had 9,950,069 shares of common stock
                       outstanding as of November 3, 2000

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               September 30, 2000

                                      INDEX



                                                                                             Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                                          3

                  Consolidated Statements of Operations for the
                  three and nine-months ended September 30, 2000 and 1999                        4

                  Consolidated Statements of Cash Flows for the
                  nine-months ended September 30, 2000 and 1999                                  5

                  Notes to Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            9


Part II.          OTHER INFORMATION

Items 1-5.        Not Applicable                                                                18

Item 6.           Exhibits and Reports on Form 8-K                                              18

                  Signatures                                                                    18

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                                                        September 30,            December 31,
                                                                                           2000                     1999
                                                                                           ----                     ----
                                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $          125,144     $       2,009,155
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $879,308
    in 2000 and $415,305 in 1999 and promotional allowances
    of $2,348,874 in 2000 and $1,651,604 in 1999)                                           7,361,309             3,751,258
Inventories, net                                                                           10,777,659             9,894,414
Prepaid expenses and other current assets                                                   1,025,799               553,689
Deferred income tax asset                                                                     743,364               743,364
                                                                                   -------------------    ------------------
                                                                                           20,033,275            16,951,880

PROPERTY AND EQUIPMENT, net                                                                 1,266,909               504,191

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,242,975 in 2000 and $2,995,285 in 1999) (Note 2)                                 16,985,932            10,768,493
Deposits and other assets                                                                     925,935               484,388
                                                                                   -------------------    ------------------
                                                                                           17,911,867            11,252,881
                                                                                   -------------------    ------------------
                                                                                   $       39,212,051     $      28,708,952
                                                                                   ===================    ==================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                   $        5,577,900     $       5,936,873
Accrued liabilities                                                                           823,682               345,794
Accrued compensation                                                                          191,629               462,285
Current portion of long-term debt (Note 4)                                                    264,460               863,501
Income taxes payable                                                                          468,043               346,636
                                                                                   -------------------    ------------------
                                                                                            7,325,714             7,955,089

LONG-TERM DEBT, less current portion (Note 4)                                               8,803,671               902,716

DEFERRED INCOME TAX LIABILITY                                                               1,225,271             1,225,271

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value;  30,000,000  shares  authorized;  9,950,069  and
    10,010,084 shares issued
    and outstanding in 2000 and 1999, respectively                                             50,677                50,050
Additional paid-in capital                                                                 11,596,086            11,340,074
Retained earnings                                                                          10,941,130             7,235,752
Common stock in treasury, at cost - 185,375 and 0 shares
    in 2000 and 1999 respectively                                                            (730,498)
                                                                                   -------------------    ------------------
    Total shareholders' equity                                                             21,857,395            18,625,876
                                                                                   -------------------    ------------------
                                                                                   $       39,212,051     $      28,708,952
                                                                                   ===================    ==================

                                        3

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR  THE  THREE-MONTHS  AND  NINE-MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999
(Unaudited)
--------------------------------------------------------------------------------


                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                          ------------------------------------   -----------------------------------
                                                                2000                1999               2000               1999
                                                          ----------------   -----------------   ----------------   ----------------

NET SALES                                                 $    22,701,624     $    20,491,265    $    61,346,401    $    54,862,616

COST OF SALES                                                  11,723,298          11,060,928         32,472,187         29,044,061
                                                          ----------------   -----------------   ----------------   ----------------

GROSS PROFIT                                                   10,978,326           9,430,337         28,874,214         25,818,555

OPERATING EXPENSES:
Selling, general and administrative                             8,576,155           7,121,372         22,322,793         19,373,804
Amortization of trademark license and trademarks                   82,638              76,604            247,935            224,900
Other expenses                                                                                                               30,000
                                                          ----------------   -----------------   ----------------   ----------------

         Total operating expenses                               8,658,793           7,197,976         22,570,728         19,628,704
                                                          ----------------   -----------------   ----------------   ----------------

OPERATING INCOME                                                2,319,533           2,232,361          6,303,486          6,189,851

NONOPERATING EXPENSE (INCOME)
Interest and financing expense                                     76,873              34,651            169,059            137,763
Interest income                                                    (2,917)            (40,758)           (11,467)           (90,781)
                                                          ----------------   -----------------   ----------------   ----------------
         Net nonoperating expense (income)                         73,956              (6,107)           157,592             46,982

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                       2,245,577           2,238,468          6,145,894          6,142,869

PROVISION FOR INCOME TAXES                                        880,389             901,700          2,440,516          2,457,000
                                                          ----------------   -----------------   ----------------   ----------------


NET INCOME                                                $     1,365,188     $     1,336,768    $     3,705,378    $     3,685,869
                                                          ================   =================   ================   ================


NET INCOME PER COMMON SHARE:
         Basic                                            $          0.14     $          0.13    $          0.37    $          0.37
                                                          ================   =================   ================   ================
         Diluted                                          $          0.13     $          0.13    $          0.35    $          0.35
                                                          ================   =================   ================   ================


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                                  9,937,509           9,975,976          9,959,592          9,950,566
                                                          ================   =================   ================   ================
         Diluted                                               10,467,662          10,625,105         10,440,377         10,544,156
                                                          ================   =================   ================   ================

                                        4

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                                                      2000                       1999
                                                                                      ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $      3,705,378           $      3,685,869
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization of trademark license and trademarks                                     247,690                    224,900
   Depreciation and other amortization                                                  207,782                    139,939
   Loss on disposal of fixed assets                                                      15,417
   Compensation expense related to issuance of stock options                                                        73,026
   Deferred income taxes                                                                                           199,525
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable                                                             (3,610,051)                (2,594,138)
     Inventories                                                                       (883,245)                (2,614,996)
     Prepaid expenses and other current assets                                         (472,110)                  (345,751)
     Accounts payable                                                                  (358,973)                 4,425,599
     Accrued liabilities                                                                477,888                     81,906
     Accrued compensation                                                              (270,656)                  (162,752)
     Income taxes payable                                                               121,407                 (1,146,843)
                                                                               -----------------          -----------------
       Net cash (used in) provided by operating activities                             (819,473)                 1,966,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (985,917)                  (129,585)
Increase in trademark license and trademarks                                         (6,465,129)                  (960,146)
Decrease in note receivable from director                                                                           20,861
Increase in deposits and other assets                                                  (441,547)                  (431,836)
                                                                               -----------------          -----------------
       Net cash used in investing activities                                         (7,892,593)                (1,500,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in line-of-credit borrowings                                                 8,285,884
Principal payments on long-term debt                                                 (1,519,202)                (1,904,926)
Increase in long-term debt                                                              535,231                    431,250
Issuance of common stock                                                                256,640                     27,781
Redemption of common stock                                                             (730,498)
                                                                               -----------------          -----------------
       Net cash provided by (used in) financing activities                            6,828,055                 (1,445,895)

                                                                               -----------------          -----------------
NET DECREASE IN CASH                                                                 (1,884,011)                  (980,317)
CASH, beginning of period                                                             2,009,155                  3,806,089
                                                                               -----------------          -----------------
CASH, end of period                                                            $        125,144           $      2,825,772
                                                                               =================          =================


SUPPLEMENTAL INFORMATION Cash paid during the year for:
     Interest                                                                  $        144,473           $        152,701
                                                                               =================          =================
     Income taxes                                                              $      2,319,109           $      3,370,000
                                                                               =================          =================

                                        5

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------

NONCASH TRANSACTIONS:
     During the nine-month  period ended  September 30, 2000, the Company issued
       15,360 shares of common stock to employees in connection with a net exercise of options to purchase 23,327 shares of common stock.

     During the nine-month  period ended  September 30, 1999, the Company issued
       67,876 shares of common stock to employees in connection with a net exercise of options to purchase 92,800 shares of common stock.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTHS ENDED
SEPTEMBER 30, 2000 AND YEAR-ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


         1.       BASIS OF PRESENTATION

          Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its subsidiaries, Hansen Beverage Company ("HBC"), and Hard e Beverage Company (formerly known as Hard Energy Company). HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. which was incorporated in Delaware on September 8, 2000 ("BSNBC")
          (Note 2). The information set forth in these interim financial statements is unaudited and is subject to normal year-end adjustments. The information reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full fiscal year.

          2.       ACQUISITION

          On September 20, 2000, the Company acquired through its subsidiary, BSNBC, the beverage business from Blue Sky Natural Beverage Co., a New Mexico corporation, including the Blue Sky trademarks and certain other assets for a purchase price of $6.5 million. The Blue Sky(R) products include a range of all-natural carbonated sodas and seltzers that are marketed throughout the United States and in certain international markets, principally to the health food trade. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the purchase price inclusive of certain acquisition costs, was allocated to the tangible and intangible assets acquired based on a preliminary valuation of their respective fair values at the date of acquisition. The purchase price, inclusive of certain acquisition costs, was financed through the Company's modified line of credit (Note 4).

          Trademarks acquired will be amortized on a straight-line basis over forty years. The operating results of BSNBC have been included in the Company's results of operations since the date of acquisition.

         3.       INVENTORIES

         Inventories consist of the following at:

                                                September 30,            December 31, 1999
                                                    2000
                                             ---------------------      ---------------------
         Raw materials                                $4,066,120                 $3,615,269
         Finished goods                                6,879,947                  6,442,193
                                             ---------------------      ---------------------
                                                      10,946,067                 10,057,462
         Less inventory reserves                       (168,408)                  (163,048)
                                             ---------------------      ---------------------
                                                     $10,777,659                 $9,894,414
                                             =====================      =====================

          4.       LONG-TERM DEBT

         In 1997, HBC obtained a credit facility from Comerica-Bank California ("Comerica"), consisting of a revolving line of credit of up to $3 million in aggregate at any time outstanding and a term loan of $4 million. That facility was subsequently modified from time to time. In the third quarter ended September 30, 2000, the Company entered into a modification agreement with Comerica to amend certain agreements under the above facility in order to finance the acquisition of BSNBC (Note2), payoff the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains of full force and effect through September 2005. Further, the rate of interest payable by the Company on advances under the line of credit are based on the bank's base (prime) rate, plus an additional amount of up to .5% or the bank's LIBOR rate, plus an additional amount of up to 2.5%, depending upon certain financial ratios of the Company from time to time.

         The initial use of proceeds under the Modification Agreement was to pay $6.5 million to the seller in connection with the acquisition of BSNBC, to payoff the remaining $807,000 balance due under the term loan and to finance working capital. The Company's borrowings on the line of credit at September 30, 2000 were $8,286,000.

         The Modification Agreement contains financial covenants that require the Company to maintain certain financial ratios and achieve certain levels of annual income. The Modification Agreement also contains certain non-financial covenants. At September 30, 2000, the Company was in compliance with all covenants.

         In the third quarter ended September 30, 2000, the Company entered into capital leases for the acquisition of certain fixed assets having a cost value of $544,000, payable over a five-year period. The effective interest rate payable under such capital leases is 8.8%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

         For the three months ended September 30, 2000, net sales were $22.7 million, an increase of $2.2 million or 10.8% over net sales of $20.5 million for the three months ended September 30, 1999. The increase in net sales during the three months ended September 30, 2000 was primarily attributable to increased sales of the Company's functional drinks and apple juice. The increase in net sales was also attributable, to a lesser extent, to the introduction of Healthy Start in glass bottles in the first quarter of 2000, and Hard e, an alcoholic malt beverage, fruit and grain bars and functional cereals in the third quarter of 2000. The increase in net sales was partially offset by decreased sales of Smoothies in cans and glass bottles, Healthy Start in P.E.T. plastic bottles and other product lines.

          In the third quarter of 2000, the Company introduced a line of functional fruit and grain energy bars as well as a line of gourmet genetically modified organism-free (G.M.O. free) functional cereals. Additionally, the Company's subsidiary, Hard e Beverage Company, commenced limited sales of its malt based drink, called Hard e, which contains five percent alcohol. The Hard e product is not being marketed under the Hansen's(R) name.

          During the three months ended September 30, 2000, the gross profit margins achieved by the Company increased to 48.4% from 47.2% during the second quarter of 2000. For the nine months ended September 30, 2000, the gross profit margin was 47.1%, which was consistent with the gross profit margin achieved by the Company for the nine months ended September 30, 1999.

          The Company continues to incur expenditures in connection with development and introduction of new products and flavors.

          During the nine months ended September 30, 2000, the Company repurchased an aggregate of 185,375 shares of its common stock at an average price of $3.94 per share. The Company did not repurchase any shares of common stock during the three months ended September 30, 2000.

Results of Operations For The Three-Months Ended September 30, 2000 Compared to the Three-Months Ended September 30, 1999

         Net Sales. For the three months ended September 30, 2000, net sales were $22.7 million, an increase of $2.2 million or 10.8% over net sales of $20.5 million for the three months ended September 30, 1999. The increase in net sales during the three months ended September 30, 2000 was primarily attributable to increased sales of the Company's functional drinks in 8.2 oz. cans and apple juice. The increase in net sales was also attributable, to a lesser extent, to the introduction of Healthy Start in glass bottles in the first quarter of 2000, and Hard e, an alcoholic malt beverage, fruit and grain bars and functional cereals in the third quarter of 2000. The increase in net sales was partially offset by decreased sales of Smoothies in cans and glass bottles, Healthy Start in P.E.T. plastic bottles and other product lines.

         Gross Profit. Gross profit was $11.0 million for the three-months ended September 30, 2000, an increase of $1.5 million or 16.4% over the $9.4 million gross profit for the three-months ended September 30, 1999. Gross profit as a percentage of net sales increased to 48.4% for the three-months ended September 30, 2000 from 46.0% for the three-months ended September 30, 1999. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $8.7 million for the three-months ended September 30, 2000, an increase of $1.5 million or 20.3% over total operating expenses of $7.2 million for the three-months ended September 30, 1999. Total operating expenses as a percentage of net sales increased to 38.1% for the three-months ended September 30, 2000 from 35.1% for the three-months ended September 30, 1999. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses.

         Selling, general and administrative expenses were $8.6 million for the three-months ended September 30, 2000, an increase of $1.5 million or 20.4% over selling, general and administrative expenses of $7.1 million for the three-months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 37.8% for the three-months ended September 30, 2000 from 34.8% for the three-months ended September 30, 1999. The increase in selling expenses and selling expenses as a percentage of net sales was primarily attributable to increases in distribution (freight and warehouse) costs and promotional allowances and expenditures as well as slotting fees and expenditures for merchandise displays which was partially offset by a decrease in expenditures for in-store demonstrations. The increase in general and administrative expenses and general and administrative expenses as a percentage of net sales was primarily attributable to increased payroll, in part due to new hires in anticipation of new and current product launches.

         Amortization of trademark license and trademarks was $83,000 for the three-months ended September 30, 2000, as compared to amortization of trademark license and trademarks of $77,000 for the three-months ended September 30, 1999.

         Operating Income. Operating income was $2.3 million for the three-months ended September 30, 2000, an increase of $87,000 or 3.9% over operating income of $2.2 million for the three-months ended September 30, 1999. Operating income as a percentage of net sales decreased to 10.2% for the three-months ended September 30, 2000 from 10.9% in the comparable period in 1999. The increase in operating income was attributable to the $1.5 million increase in gross profit which was substantially offset by the increase of $1.5 million in operating expenses. The decrease in operating income as a percentage of net sales was primarily attributable to the increase in selling, general and administrative expenses as a percentage of net sales.

         Net Nonoperating Expense. Net nonoperating expense was $74,000 for the three-months ended September 30, 2000, an increase of $80,000 from net nonoperating income of $6,000 for the three-months ended September 30, 1999. Net nonoperating expense consists of interest and financing expense and interest income. Interest and financing expense was $77,000 for the three-months ended September 30, 2000 as compared to $35,000 for the comparable period in 1999. The increase in interest and financing expense was primarily attributable to interest incurred on increased borrowings under the Company's line of credit for working capital and borrowings in connection with the acquisition of BSNBC and interest incurred in connection with the capital leases entered into. Interest income was $3,000 for the three-months ended September 30, 2000, as compared to interest income of $41,000 during the comparable period in 1999. The decrease in interest income is attributable to a decrease in cash available for investing in interest bearing securities.

         Provision for Income Taxes. Provision for income taxes was $880,000 for the three-months ended September 30, 2000, a decrease of $21,000 over the provision for income taxes of $902,000 for the comparable period in 1999. The effective tax rate for the three-months ended September 30, 2000 was 39.2% as compared to 40.3% for the comparable period in 1999. The decrease in the effective tax rate is attributable to a decrease in the provision for income taxes due to a refund of certain taxes paid in the prior year.

         Net Income. Net income was $1,365,000 for the three-months ended September 30, 2000, compared to net income of $1,337,000 for the three-months ended September 30, 1999, an increase of $28,000 or 2.1%. The increase in net income consists of an increase in operating income of $87,000 and decrease in provision for income taxes of $21,000 which was partially offset by an increase in net interest and financing expense of $80,000.

Results of Operations For The Nine-months Ended September 30, 2000 Compared to The Nine-months Ended September 30, 1999

         Net Sales. For the nine-months ended September 30, 2000, net sales were approximately $61.3 million, an increase of $6.5 million or 11.8% over the $54.9 million net sales for the nine-months ended September 30, 1999. The increase in net sales was primarily attributable to increased sales of the Company's functional drinks in 8.2 oz. cans, the introduction of the Company's new line of children's multi-vitamin juice drinks in aseptic packaging which was introduced in the third quarter of 1999, and increased sales of apple juice. The increase in net sales was also attributable, to a lesser extent, to increased sales of Natural Sodas and the introduction of Super Smoothies in cans in the third quarter of 1999, the introduction of Healthy Start in glass bottles in the first quarter of 2000 and the introduction of Hard e, an alcoholic malt beverage, fruit and grain bars and functional cereals in the third quarter of 2000. The increase in net sales was partially offset by decreased sales of Healthy Start in P.E.T. bottles, Smoothies in cans, P.E.T. and glass bottles, and Signature Sodas.

         Gross Profit. Gross profit was $28.9 million for the nine-months ended September 30, 2000, an increase of $3.1 million or 11.8% over the $25.8 million gross profit for the nine-months ended September 30, 1999. Gross profit as a percentage of net sales remained consistent at 47.1% of net sales for the nine-months ended September 30, 2000 and 1999 respectively. The increase in gross profit was primarily attributable to increased net sales.

         Total Operating Expenses. Total operating expenses were $22.6 million for the nine-months ended September 30, 2000, an increase of $2.9 million or 15.0% over total operating expenses of $19.6 million for the nine-months ended September 30, 1999. Total operating expenses as a percentage of net sales increased to 36.8% for the nine-months ended September 30, 2000 from 35.8% for the nine-months ended September 30, 1999. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses.

         Selling, general and administrative expenses were $22.3 million for the nine-months ended September 30, 2000, an increase of $2.9 million or 15.2% over selling, general and administrative expenses of $19.4 million for the nine-months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 36.4% for the nine-months ended September 30, 2000 from 35.3% for the nine-months ended September 30, 1999. The increase in selling expenses and selling expenses as a percentage of net sales was primarily attributable to increases in distribution (freight and warehouse) costs, promotional allowances and expenditures, slotting fees and expenditures for merchandise displays which was partially offset by a decrease in expenditures for in-store demonstrations. The increase in general and administrative expenses and general and administrative expenses as a percentage of net sales was primarily attributable to increased payroll, in part due to new hires in anticipation of new and current product launches.

         Amortization of trademark license and trademarks was $248,000 for the nine-months ended September 30, 2000, an increase of $23,000 or 10.2% over amortization of trademark license and trademarks of $225,000 for the nine-months ended September 30, 1999.

          Other expenses of $30,000 for the nine-months ended September 30, 1999 related to a consulting agreement with a director of the Company that expired during 1999.

         Operating Income. Operating income was $6,303,000 for the nine-months ended September 30, 2000, an increase of $114,000 or 1.8% over operating income of $6,190,000 for the nine-months ended September 30, 1999. Operating income as a percentage of net sales decreased to 10.3% for the nine-months ended September 30, 2000 from 11.3% in the comparable period in 1999. The increase in operating income was primarily attributable to the increase in gross profit of $3.1 million which was substantially offset by the increase in operating expenses of $2.9 million. The decrease in operating income as a percentage of net sales was primarily attributable to the increase in selling, general and administrative expenses as a percentage of net sales for the nine-months ended September 30, 2000.

         Net Nonoperating Expense. Net nonoperating expense was $158,000 for the nine-months ended September 30, 2000, an increase of $111,000 from net nonoperating expense of $47,000 for the nine-months ended September 30, 1999. Net non-operating expense consists of interest and financing expense and interest income. Interest and financing expense was $169,000 for the nine-months ended September 30, 2000 as compared to $138,000 for the comparable period in 1999. The increase in interest and financing expense was primarily attributable to interest incurred on increased borrowings under the Company's line of credit for working capital and amounts borrowed in connection with the acquisition of BSNBC and interest incurred in connection with the capital leases entered into. Interest income was $11,000 for the nine-months ended September 30, 2000, as compared to interest income of $91,000 during the comparable period in 1999. The decrease in interest income is attributable to a decrease in cash available for investing in interest bearing securities.

         Provision for Income Taxes. Provision for income taxes was $2,441,000 for the nine months ended September 30, 2000, a decrease of $16,000 over the provision for income taxes of $2,457,000 for the comparable period in 1999. The effective tax rate for the nine-months ended September 30, 2000 was 39.7% as compared to 40.0% for the comparable period in 1999. The decrease in the effective tax rate is attributable to a decrease in the provision for income taxes due to a refund of certain taxes paid in the prior year.

         Net Income. Net income was $3,705,000 for the nine-months ended September 30, 2000 compared to net income of $3,686,000 for the nine-months ended September 30, 1999. The $19,000 increase in net income consists of an increase in operating income of $114,000 and decrease in provision for income taxes of $16,000 which was offset by an increase of $111,000 in non operating expenses.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had working capital of $12,708,000 compared to working capital of $8,997,000 as of December 31, 1999. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization. The increase in working capital was partially offset by repurchases by the Company of the Company's common stock, acquisitions of property and equipment and increases in deposits and other assets.

         Net cash used in operating activities was $819,000 for the nine-months ended September 30, 2000 as compared to net cash provided by operating activities of $1,966,000 for the comparable period in 1999. For 2000, net cash used in operating activities was primarily attributable to increases in operating assets and decreases in operating liabilities including increases in accounts receivable and inventories and increased payments on account of accounts payable and accrued compensation. The increase in cash used in operating activities was partially offset by an increase in accrued liabilities.

         Net cash used in investing activities was $7,893,000 for the nine-months ended September 30, 2000 as compared to net cash used in investing activities of $1,501,000 for the comparable period in 1999. The increase in net cash used in investing activities was primarily attributable to the acquisition of BSNBC as well as purchases of property and equipment.

         Net cash provided by financing activities was $6,828,000 for the nine-months ended September 30, 2000 as compared to net cash used in financing activities of $1,446,000 for the comparable period in 1999. The increase in net cash provided by financing activities was primarily attributable to borrowings on the Company's line of credit to finance the acquisition of BSNBC. The increase in net cash provided by financing activities was partially offset by repurchases by the Company of the Company's common stock and principal payments made in reduction of HBC's term loan.

         In 1997, HBC obtained a credit facility from Comerica-Bank California ("Comerica"), consisting of a revolving line of credit of up to $3 million in aggregate at any time outstanding and a term loan of $4 million. That facility was subsequently modified from time to time. In the third quarter ended
September 30, 2000, the Company entered into a modification agreement with Comerica to amend certain agreements under the above facility in order to finance the acquisition of BSNBC (Note 2), payoff the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains of full force and effect through September 2005. Further, the rate of interest payable by the Company on advances under the line of credit are based on the bank's base (prime) rate, plus an additional amount of up to .5% or the bank's LIBOR rate, plus an additional amount of up to 2.5%, depending upon certain financial ratios of the Company from time to time.

         The initial use of proceeds under the Modification Agreement was to pay $6.5 million to the seller in connection with the acquisition of BSNBC, to payoff the remaining $807,000 balance due under the term loan and to finance working capital. The Company's borrowings on the line of credit at September 30, 2000 were $8,286,000.

         The Modification Agreement imposes quarterly and annual financial covenants requiring the Company to maintain certain financial ratios and achieve certain levels of annual income. The Modification Agreement also contains certain non-financial covenants. At September 30, 2000, the Company was in compliance with all covenants.

         In the third quarter ended September 30, 2000, the Company entered into capital leases for the acquisition of certain fixed assets having a cost value of $544,000, payable over a five-year period. The effective interest rate payable under such capital leases is 8.8%.

         Increases in accounts receivable, the acquisition of increased inventory, property and equipment, increases in deposits and other assets, repayment of the Company's long-term debt, repurchases of the Company's common stock, as well as HBC's acquisition and development plans are, and for the foreseeable future are, expected to remain HBC's principle recurring use of cash and working capital funds. Management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise displays, vans and promotional vehicles, trademarks, and businesses compatible with the image of the Hansen's(R) brand as well as the development and introduction of new product lines. The Company may require additional capital resources for, or in connection with, such activities depending upon the cash requirements relating thereto. Any such activities will also be subject to the terms and restrictions of HBC's credit facilities.

         Management believes that cash generated from operations and the Company's cash resources and amounts available under HBC's line of credit, will be sufficient to meet its working capital requirements in the foreseeable future, including purchase commitments for raw materials, debt servicing, expansion and development needs as well as any purchases of capital assets or equipment and repurchases of the Company's common stock.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
o    Changes  in  consumer preferences;
o Changes in demand that are weather related, particular in areas outside of California;
o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
o    The introduction of new products;
o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o        The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of it's creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of its functional drinks in 8.2-ounce slim cans and Smoothies in 11.5-ounce cans.

The foregoing list of important factors is not exhaustive.

Inflation

         The Company does not believe that inflation has a significant impact on the Company's results of operations for the periods presented.

                           PART II - OTHER INFORMATION


         Items 1 - 5.     Not Applicable

         Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits - See Exhibit Index

                 (b)      Reports on Form 8-K

                          The Company filed a Current Report on Form 8-k dated September 20, 2000, with regards to the Company's acquisition of certain assets of Blue Sky Natural Beverage Co., a New Mexico corporation.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   November 9, 2000
                                        /s/ Rodney C. Sacks
                                        Chairman of the Board
                                        and Chief Executive Officer


Date:   November 9, 2000
                                        /s/ Hilton H. Schlosberg
                                        Vice Chairman of the Board,
                                        President, Chief Operating Officer,
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX



Exhibit 27                Financial Data Schedule