Form 10-K
period 2000-12-31
HANSEN NATURAL CORP
filed 2001-03-30
CIK 865752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

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

                 1010 Railroad Street, Corona, California 92882
               (Address of principal executive offices) (Zip Code)

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

                                 Title of class
                    Common Stock, $0.005 par value per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $20,716,866 computed by reference to the sale price for such stock on the NASDAQ Small-Cap Market on March 2, 2001.

         The number of shares of the Registrant's common stock, $0.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 2, 2001 was 10,045,003 shares.


                                                      HANSEN NATURAL CORPORATION

                                                               FORM 10-K

                                                           TABLE OF CONTENTS



Item Number                                                                                      Page Number
                                                 PART I

1.             Business                                                                                   3
2.             Properties                                                                                16
3.             Legal Proceedings                                                                         16
4.             Submission of Matters to a Vote of Security Holders                                       17

                                                 PART II

5.             Market for the Registrant's Common Equity and Related                                     17
                    Shareholder Matters
6.             Selected Consolidated Financial Data                                                      18
7.             Management's Discussion and Analysis of Financial                                         19
                    Condition and Results of Operations
8.             Financial Statements and Supplementary Data                                               28
9.             Changes in and Disagreements with Accountants on                                          28
                    Accounting and Financial Disclosure

                                                PART III

10.            Directors and Executive Officers of the Registrant                                        29
11.            Executive Compensation                                                                    30
12.            Security Ownership of Certain Beneficial Owners and Management                            35
13.            Certain Relationships and Related Transactions                                            37

                                                 PART IV

14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K                           38

               Signatures                                                                                39

                                     PART I

ITEM 1.  BUSINESS

Background of the Company and Subsidiaries

Hansen Natural Corporation ("Hansen" or the "Company"), which was incorporated in Delaware on April 25, 1990, maintains its principal place of business at 1010 Railroad Street, Corona, California 92882, and its telephone number is (909) 739-6200.

         The Company is a holding company and carries on no operating business except through its direct wholly-owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992 and Hard e Beverage Company ("HEB") formerly known as Hard Energy Company and previously, CVI
Ventures, Inc., which was incorporated in Delaware on April 30, 1990. HBC conducts the vast majority of the Company's operating business and generates substantially all of the Company's operating revenues. During the third quarter of 2000, the Company, through HEB, introduced a malt-based drink under the name Hard e which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's name. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated and references herein to HEB when used to describe the operating business of HEB, are references to the Hard e
(TM) brand business of HEB unless otherwise indicated.

         In addition, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co., ("Blue Sky"), which was incorporated in Delaware on September 8, 2000, acquired full ownership of and operates the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation ("BSNBC"), under the Blue Sky(R) trademark.

Background of the Hansen Business

         In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., now known as The Fresh Juice Company of California, Inc. ("FJC"). In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"), which was also based in the Los Angeles area. HFI expanded its product line from juices to include
Hansen's(R) Natural Sodas. California Co-packers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain assets of HFI including the right to market the Hansen's(R) brand name, in January 1990. On July 27, 1992, the Company, through HBC, acquired the Hansen's(R) brand natural soda and apple juice business (the "Hansen Business") from CCC. Under the Company's ownership, the Hansen Business has been significantly expanded to include a wide range of beverages within the growing "alternative" beverage category. On September 20, 2000, HBC acquired the Blue Sky Natural Soda business, through its wholly owned subsidiary Blue Sky, from BSNBC.

Products

         Hansen  is  engaged  in  the   business  of   marketing,   selling  and
distributing so-called "alternative" beverage category natural sodas, fruit juices, fruit juice Smoothies, "functional drinks", non-carbonated ready-to-drink iced teas, lemonades and juice cocktails, children's multi-vitamin juice drinks and still water under the Hansen's(R) brand name as well as nutritional bars and cereals also under the Hansen's(R) brand name, natural sodas under the Blue Sky(R) brand name and malt based drinks under the Hard e brand name.

         The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, sports drinks and single-serve still water with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace. (Source: Beverage Marketing

Corporation). Sales for the alternative beverage category of the market are estimated to have reached approximately $9.7 billion at wholesale in 2000 with a growth rate of approximately 11% over the prior year. (Source: Beverage Marketing Corporation).

         Hansen's(R) Natural Sodas are classified as "new age" beverages and have been a leading natural soda brand in Southern California for the past 23 years. In 2000, Hansen's(R) Natural Sodas had the highest sales among comparable carbonated new age category beverages measured by unit volume in the Southern California market (Source: Information Resources, Inc.'s Analyzer Reports for Southern California). Hansen's(R) Natural Sodas are currently available in twelve regular flavors consisting of Mandarin Lime, Key Lime, Grapefruit, Raspberry, Creamy Root Beer, Vanilla Cola, Cherry Vanilla Creme, Orange Mango, Kiwi Strawberry, Tropical Passion, Black Cherry and Tangerine. Hansen discontinued its low calorie sodas in Wildberry and Cola flavors and at the end of 2000, introduced a new line of diet sodas with Splenda(R) sweetener as the primary sweetener. This line has been introduced in four flavors: Peach, Black Cherry, Tangerine Lime, and Kiwi Strawberry. Hansen's(R) Natural Sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup, or in the case of its diet sodas, with Splenda(R) and Acesulfame K. Hansen's(R) Natural Sodas are currently packaged in 12-ounce aluminum cans.

         In January 1999, Hansen's introduced its new premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. Signature Sodas are currently available in six flavors consisting of Orange Creme, Vanilla Creme, Ginger Beer, Sarsaparilla, Black Cherry and Sangria. Signature Sodas are being marketed through the Company's existing distributor network but in 2001, the Company plans to market these products in certain markets directly through its warehouse division. During September 2000, the Company acquired the Blue Sky Natural Soda business from BSNBC. The Blue Sky product line comprises natural sodas in cans, which are available in fourteen regular flavors consisting of Lemon Lime, Grapefruit, Cola, Root Beer, Raspberry, Cherry Vanilla Creme, Truly Orange, Jamaican Ginger Ale, Black Cherry, Orange Creme, Dr. Becker, Cherry Lemon Lime, Grape and Private Reserve Cream Soda. Blue Sky also has a premium line of natural sodas, which contain supplements such as Ginseng. This line is currently available in six flavors consisting of Ginseng Creme, Ginseng Cola, Ginseng Root Beer, Ginseng Very Berry Creme, Ginseng Ginger Ale, and Ginseng Cranberry-Raspberry. During 1999, Blue Sky introduced a line of organic natural sodas, which are currently available in five flavors consisting of Prime Lime Cream, New Century Cola, Orange Divine, Ginger Gale, and Black Cherry Cherish. The Company also markets a seltzer water under the Blue Sky label. The Blue Sky products contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors. All Blue Sky Natural Sodas and seltzer waters are currently packaged in 12-ounce aluminum cans.

         During April 1997, the Company introduced a lightly carbonated citrus flavored Hansen's(R) energy drink in an 8.2-ounce slim can. The Company's energy drink falls within the category that has generally been described as the "functional" beverage category, namely, beverages that provide a real or perceived  benefit in  addition  to simply  delivering  refreshment.  Management believes that the "functional" beverage category has good growth potential. During the first quarter of 1998, the Company extended its functional product line by introducing three additional functional drinks in 8.2-ounce slim cans, namely, a ginger flavored d-stress(R) drink, an orange flavored antioox(R) drink (since renamed bo well(TM)), and a guarana berry flavored stamina(R) drink. During the fourth quarter of 1998, the Company introduced its power functional drink in 8.2-ounce slim cans, which is currently marketed in a grape flavor. During 2000 the Company introduced slim down, its sixth functional drink. slim-down is a berry-flavored drink that has no calories. Each of the Company's functional drinks contains different combinations of vitamins, minerals, nutrients, herbs and supplements ("supplements").

         The Company has concentrated on marketing its carbonated functional drinks and Smoothies and Signature Sodas in glass bottles through its distributor network, which continued to expand during 2000. The Company intends to leverage its existing distributor network to facilitate sales of its new premium line of alternative healthy iced teas and drinks, which is currently being launched under the "Medicine Man" label, as well as other new single-serve products in glass bottles and cans that it plans to introduce during 2001, certain of which are described more fully below.

         The Company's fruit juice product line currently includes Hansen's(R) Natural Old Fashioned Apple Juice which is packaged in 64-and 128-ounce polyethylene terephthalate ("P.E.T.") plastic bottles, and Apple Strawberry and Apple Grape juice blends in 64-ounce P.E.T. plastic bottles. These juice blends were introduced in the second quarter of 1998. These Hansen's(R) juice products contain 100% juice as well as 100% of the recommended daily intake for adults of Vitamin C. Certain of these products also contain added calcium. Hansen's(R) juice products compete in the shelf-stable juice category. The Company plans to introduce an Apple-Cranberry juice blend, a Cranberry juice cocktail and an Orange-Carrot juice blend in 64-ounce P.E.T. plastic bottles during 2001. These products will not contain 100% juice.

         In March 1995, the Company expanded its juice product line by introducing a line of fruit juice Smoothies. The Company's fruit juice Smoothies have a smooth texture that is thick but lighter than a nectar and contain approximately 35% juice (the Company plans to reduce the juice level to an average of 25% juice in line with the current juice level of the Company's Smoothies in 12-ounce glass bottles). The Company's fruit juice Smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E (the antioxidant triad) and represented Hansen's entry into what is commonly referred to as the "functional" beverage category. The Company's fruit juice Smoothies are packaged in 11.5-ounce aluminum cans and in new unique proprietary 12-ounce glass bottles designed by the Company, as well as in 64-ounce P.E.T. plastic bottles. Hansen's(R) fruit juice Smoothies are available in eleven flavors: Strawberry Banana, Peach Berry, Mango Pineapple, Guava Strawberry,
Pineapple Coconut, Apricot Nectar, Tropical Passion, Whipped Orange and Cranberry Twist. The product line also includes a Cranberry Raspberry lite Smoothie as well as an Energy Smoothie which has a unique formula. The Company extended its Smoothie line in 64-ounce P.E.T. plastic bottles from two flavors to six flavors during 2000.

         During the second half of 1999, the Company introduced a new line of premium functional Smoothies in 11.5-ounce cans Energy, Power, Protein and Vita. Each of these products contain different combinations of supplements. Energy has a tropical fruit flavor. Power has a berry flavor. Protein has a banana citrus flavor. Vita has an orange carrot flavor. The juice levels of these products are generally higher than the juice levels of the regular Smoothie line. The Company plans to reposition this line as line extensions to its existing regular Smoothie line. The Company is in the process of reformulating these products to reduce the juice levels to the same levels as the regular Smoothie products. During the fourth quarter of 1999, the Company introduced certain of such premium functional Smoothies as line extensions to its existing Smoothie line in 12-ounce glass bottles.
         .
         During the second quarter of 1998, the Company launched its first Healthy Start product, Dyna Juice(R), a shelf stable 100% juice blend with 15 vitamins and minerals added. Dyna Juice(R) was renamed VITAMAX-JUICE during the fourth quarter of 1998 to more directly communicate its attributes to consumers. During the fourth quarter of 1998, the Company expanded its Healthy Start product line with three new Healthy Start 100% juices namely, ANTIOXJUICE(R), IMMUNEJUICE(TM) and INTELLIJUICE(R). ANTIOXJUICE(R) is a carrot and tropical juice blend, IMMUNEJUICE(TM)is an aronia and cranberry juice blend and INTELLIJUICE(R) is an orange and tomato juice blend. Each of the Healthy Start products contain different combinations of supplements. The Healthy Start line was originally launched in 46-ounce P.E.T. plastic bottles and at the end of 1998 the Company expanded this line into 64-ounce P.E.T. plastic bottles as well. Early in 2000, the Company entered into a licensing agreement with the Silver Foxes Network for the licensing to the Company of the Silver Foxes(TM) brand and trademark, which is positioned towards consumers in the 50+ age group, for and in connection with certain of the Company's products. The Company determined to use that trademark for and in connection with its Healthy Start 100% juice line. The Company redesigned the labels for its Silver Foxes(TM)/Healthy Start juice line and relaunched the re-named line during 2000. However, sales from such relaunched line have been disappointing and the Company is currently reevaluating this line.

         In the first quarter of 2000, the Company introduced its Healthy Start 100% juice line in single-serve glass bottles, which was marketed through its distributor network. However, response from distributors and consumers has been disappointing and the Company is currently commencing to market this product line through its warehouse division to selected retail outlets, where such products may have greater appeal.

         Hansen's(R) ready-to-drink iced teas and lemonades were introduced in 1993. Hansen's(R) ready-to-drink iced teas are currently available in three flavors: Original with Lemon, Tropical Peach and Wildberry. Lemonades are currently available in one flavor: Original Old Fashioned Lemonade. Hansen's(R) juice cocktails were introduced in 1994 and are currently available in four flavors: Kiwi Strawberry Melon, Tangerine Pineapple with Passion Fruit, California Paradise Punch and Mango Magic. The Company plans to introduce a new 12-pack variety pack of iced teas during the first half of 2001. Hansen's ready-to-drink iced teas, lemonades and juice cocktails are currently packaged in 16-ounce non-returnable wide-mouth glass bottles.

         Hansen's(R) ready-to-drink iced teas are made with decaffeinated tea. The Company's other non-carbonated products are made with high quality juices. Hansen's(R) non-carbonated products (other than its 100% juice products) are also made with natural flavors, high fructose corn syrup, citric acid and other ingredients.

         After offering a ready-to-drink green tea in a 20-ounce glass bottle, the Company introduced a full line of Specialty teas in 20-ounce glass bottles, which it named its "Gold Standard" line. This line was introduced in the 20-ounce glass bottles that were being used by the Company at the time, while the Company proceeded with the design and manufacture of a new unique proprietary 20-ounce glass bottle for the line, which was introduced towards the end of 1999. During 2000, the Company introduced two additional green tea flavors, as well as two diet green flavors, and six juice cocktails in 20-ounce bottles. All of the products in the Gold Standard line contain different combinations of supplements, but at lower levels than in the Company's functional drinks.

         In the third quarter of 1999, the Company introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packages. Each drink contains eleven essential vitamins and six essential minerals. Each line was introduced in three flavors. The Company has since introduced additional flavors and intends to continue to introduce new flavors in the place of existing flavors from time to time. One of these two lines is a dual-branded 100% juice line named "Juice Blast(TM)" that was launched in conjunction with Costco Wholesale Corporation ("Costco") under the "Kirkland Signature(TM)/Hansen's(R) Natural" brand name and is sold nationally through Costco stores. The other line was a 10% juice line named "Juice Slam(TM)" that was available to all of Hansen's customers. During 2000, the Company repositioned that line as a 100% juice line under the Juice Slam(TM) name and is currently marketing that line to grocery store chain customers, the health food trade, and other customers.

         In 2000, the Company introduced a new line of nutritional food bars under the Hansen's(R) brand name. This line is made from grains and fruit. The Company intends to introduce additional lines of nutritional food bars and, in particular, a line of functional food bars, during the first half of 2001 and thereafter. In addition, the Company introduced a new line of premium G.M.O. free (free from genetically modified organisms) cereals under the Hansen's(R) brand name.

         The Company is actively engaged in the development of additional new products, including new lines of soy based drinks and sparkling lemonades in 1-liter proprietary glass bottles, which the Company plans to introduce later this year.

         During the third quarter of 2000, the Company introduced a malt-based drink under the name Hard e, which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's name.

         Hansen's(R) still water products were introduced in 1993. Hansen's(R) still water products are primarily sold in 0.5-liter plastic bottles to the food service trade.

         The Company continues to evaluate and, where considered appropriate, introduce additional flavors and other types of beverages to complement its existing product lines. The Company will also evaluate, and where considered appropriate, introduce functional foods/snack foods that utilize similar channels of distribution and/or are complementary to the Company's existing products and/or to which the Hansen's(R) brand name is able to add value.

Manufacture, Production and Distribution

         The concentrates for Hansen's(R) Natural Sodas, Signature Sodas and Blue Sky Natural Sodas products are blended at independent production facilities. In each case, the concentrate is delivered by independent trucking companies to Hansen's various co-packers, each of which adds filtered water, high fructose corn syrup or cane sugar or, in the case of the diet sodas, Splenda(R) brand sweetener, Acesulfame K, citric acid, and carbonation and, where appropriate, supplements, and packages the products in approved containers. Hansen's most significant co-packing arrangement is with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to a contract under which Southwest packages Hansen's(R) Natural Sodas. This arrangement continues indefinitely and is subject to termination on 60 days written notice from either party.

         The ingredients for the Company's fruit and grain nutritional food bars are purchased by the Company's co-packer for manufacturing and packaging of the finished bars. The Company's cereal products are manufactured for the Company by an overseas supplier who supplies all of the ingredients therefor.

         The  Company  purchases  juices,   concentrates,   flavors,   vitamins,
minerals, nutrients, herbs, supplements and other ingredients for its juice products, ready-to-drink iced tea, lemonade and juice cocktail products, Gold Standard specialty tea and juice cocktail line, fruit juice Smoothie products, functional drinks, Healthy Start juice line and children's multi-vitamin juice drinks from various producers and manufacturers. Such materials are then delivered to the Company's various co-packers, who add high fructose corn syrup and water, for manufacture and packaging of the finished products.

         All of the Company's beverage products are co-packed by various co-packers situated throughout the United States and Canada under separate arrangements, each of which continue on a month-to-month basis, except for the arrangement with Southwest which is described above.

         The Company has concluded arrangements with certain co-packers and suppliers in respect of equipment installed at the facilities of such co-packers and suppliers for the specific purpose of facilitating the production of certain of the Company's products.

         In the Western states, the Company's Natural Sodas, juice products, iced tea, lemonade, and juice cocktail products and Gold Standard Specialty tea and juice cocktail line, fruit juice Smoothie products in cans and P.E.T. bottles, Healthy Start juice line in P.E.T. bottles and children's multi-vitamin juice drinks are primarily sold to major grocery chain stores and, in certain instances, to mass merchandisers through food brokers; to club stores, specialty chain stores and, in certain instances, mass merchandisers directly by Hansen and to the health food trade through specialty health food distributors. In Colorado, a licensed distributor is responsible for sales of certain of the above products. The Company's fruit juice Smoothie products in glass bottles, functional drinks in 8.2-ounce slim cans, Signature Sodas and Healthy Start juices in glass bottles are distributed almost exclusively by bottles and/or distributors that do not distribute other products of the Company. However, commencing in 2001, Signature Sodas and Healthy Start juices in glass bottles may be sold to major grocery chain stores, mass merchandisers and club stores, in certain states and/or counties directly by Hansen's. The nutritional food bars and cereals will primarily be sold to major grocery chain stores, club stores, mass merchandisers, and convenience chains through food brokers, and to specialty chain stores, directly by Hansen's and to the health food trade through specialty health food distributors.

         Management has secured limited additional co-packing arrangements outside the West to enable the Company to produce certain of its products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside California grow, the Company will secure additional co-packing arrangements to further reduce freight costs.

         The Company's ability to estimate demand is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If the Company materially underestimates demand for its products or is unable to secure sufficient ingredients or raw materials including but not limited to glass, cans or labels, or co-packing arrangements, it might not be able to satisfy demand on a short-term basis. See also "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         Although the Company's arrangements for production of its products are generally of short duration or are terminable upon request, management believes that (subject to what is stated herein) a short disruption would not significantly affect the Company's revenues since alternative co-packing facilities in the United States with adequate capacity can be obtained for most of its products at commercially reasonable rates, if necessary or desirable, within a reasonably short time period. However, there are limited co-packing facilities in the United States with adequate capacity for products in 8.2-ounce slim cans. There are also limited shrink sleeve labeling facilities available in the United States with adequate capacity for the Company's Signature Soda line and Healthy Start line in glass bottles. A disruption in production of any of such products could significantly affect the Company's revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products at commercially reasonable rates, if necessary or desirable, within a reasonably short time period. In addition, with regard to the Hard e product, while there are many co-packing facilities in the United States with adequate capacity that could produce such product, due to regulatory issues it may not be feasible for such product to be co-packed at alternative co-packaging facilities on short notice. Consequently a disruption in production of such products could affect the Company's revenues from such products. The Company is taking measures to secure the availability of alternative co-packing facilities in the United States or Canada with adequate capacity for the production of certain of its products to minimize the risk of any disruption in production.

         The Company itself is primarily responsible for marketing its products (other than its fruit juice Smoothies in glass bottles, functional drinks in 8.2-ounce slim cans, Signature Sodas, Healthy Start juices in glass bottles and Medicine Man iced teas and drinks in glass bottles) in the United States. The Company has entered into distribution agreements with distributors to distribute Smoothies in glass bottles and/or functional drinks in 8.2-ounce slim cans and/or Signature Sodas in more than 40 states. In many of such states, however, distribution is only on a limited scale. Certain of the Company's products are also marketed in Canada, and on a more limited basis, in other countries outside of the United States, including the United Kingdom, Mexico, Philippines, Guam, the Caribbean, and the United Arab Emirates. During 2000, sales by the Company to distributors outside the United States amounted to approximately $753,000.

         The Company intends to aggressively expand the distribution of its products into new markets, both within the United States and abroad.

         At the end of 2000, the Company introduced its new line of diet natural sodas and is currently introducing its new premium line of iced teas and drinks in glass bottles, under the Medicine Man label. Presentations are currently being made to grocery store chains to secure their agreement to carry the diet natural sodas and to the Company's existing distributor network to endeavor to secure their agreement to distribute the Medicine Man line.

         The Company is developing a separate network of brokers and distributors to support the introduction, sale and distribution of the Company's nutritional food bars and cereals to the health food trade, convenience and drug store chains, grocery chain stores and mass merchandisers.

         The Company is continuing to expand distribution of its products by seeking to enter into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Hansen's licensed bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products are directly competitive with the Company's products. The Company's strategy of licensing regional bottlers to produce Hansen's(R) Natural Sodas from concentrate provided by the Company, did not fulfill management's expectations, partly because bottlers preferred to focus on alternative beverage products having higher margins than sodas.

         During 2000, the Company expanded the distribution of its Natural Sodas and Smoothies in cans into Oregon and Washington. The Company plans to secure additional distribution of its Natural Sodas and Smoothies in cans in Oregon and Washington during 2001. In these states, the Company has retained responsibility for securing sales and providing marketing support. To this end, the Company appointed a regional sales manager for the northwestern states during 2000.

         In 2000, the Company continued to expand its national sales force to support and grow the sales primarily of functional drinks in 8.2-ounce slim cans together with Smoothies in glass bottles and Signature Sodas and intends to continue to build such sales force during 2001.

         The Blue Sky(R) Natural Soda products are sold primarily to the health food trade through specialty health food distributors.

         The Hard e malt based drinks are manufactured for HEB by Reflo, Inc. ("Reflo"), pursuant to a manufacturing and distribution agreement dated as of March 23, 2000 ("Reflo Agreement") which has a term of two years. Under the terms of the Reflo agreement, Reflo administers the sales and distribution of such products throughout the United States, excluding California, Nevada and Oregon where HEB is itself responsible for the sales and distribution of such products. Reflo, Inc., acting on behalf of HEB and HEB itself, have entered into distribution agreements with a number of independent distributors to distribute Hard e in more than twenty-six states. However, in many of such states, distribution is only now commencing and is on an extremely limited scale.

         Management continues to evaluate various alternatives to expand the distribution of its products into selected new markets.

         The principal warehouse and distribution center and corporate offices of the Company relocated to the Company's current facility in October 2000. The Company is in the process of consolidating its Ontario, California warehouse space into its new facility and is taking steps to reduce its inventory levels, in an endeavor to lower its warehouse and distribution costs. See also "ITEM 2 - PROPERTIES."

Source and Availability of Raw Materials

         The Company purchases beverage flavors, concentrates and supplements from independent suppliers located in the United States and Mexico, juice, bars and other ingredients from independent suppliers in the United States and abroad, and cereals from an independent supplier located abroad.

         Suppliers regard flavors as proprietary to them. Consequently, Hansen does not currently have the list of ingredients or formulae for its flavors and certain of its concentrates readily available to it and may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. The Company has identified alternative suppliers of many of the supplements contained in its carbonated functional drinks, Smoothies, Healthy Start, Gold Standard and multi-vitamin juice lines. However, industry-wide shortages of certain supplements have been and could, from time to time in the future, be experienced, which could interfere with production of certain of the Company's products.

         Management is continuing with its attempts to develop back-up sources of supply for its flavors and concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable it to obtain access to certain concentrate or product formulae in certain circumstances. The Company has been partially successful in these endeavors.

         Hansen's goal is to ensure that all raw materials used in the manufacture and packaging of the Company's products, including natural sodas, Signature sodas, functional drinks and non-carbonated drinks and juices, including, but not limited to, concentrates and juices, high fructose corn syrup, cane sugar, citric acid, caps, cans, glass bottles, P.E.T. plastic bottles, aseptic packaging and labels, are readily available from two or more sources and is continuing its efforts to achieve this goal, although each of such raw materials are, in practice, usually obtained from single sources. However, the cans for the Company's functional drinks are only manufactured by one company in the United States. Additionally, the ability of HEB to have its Hard e products manufactured and/or distributed by other parties may be restricted by HEB's agreement with Reflo, Inc. and/or the necessity to obtain certain regulatory approvals and licenses.

         In connection with the development of new products and flavors, the Company works with independent suppliers who bear a large portion of the expense of product development, thereby enabling the Company to develop new products and flavors at relatively low cost. The Company has historically developed and successfully introduced new products and flavors and packaging for its products and currently anticipates developing and introducing additional new beverage and food products and flavors.

Competition

         The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. The Company's products compete with traditional soft drinks (cola and non-cola), and alternative beverages, including new age beverages and ready-to-drink iced teas, lemonades and juice cocktails and energy drinks as well as juices and juice drinks and nectars produced by a relatively large number of manufacturers, most of which have substantially greater financial and marketing resources than Hansen.

         The Company's functional energy drink competes directly with Red Bull, Red Devil, Lipovitan, MET-Rx, Hype, XTC, Adrenaline Rush, 180 and KMX and many other brands and its other functional drinks compete directly with Elix, Lipovitan, MET-Rx, Think, Sobe Essentials and other brands. The "functional" beverage category is in its infancy and increased competition is anticipated within a relatively short period of time. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements and Arizona, have added, or are in the process of adding, supplements to their products with a view to marketing their products as "functional" beverages or as having functional benefits. However, many of those products are believed to contain low levels of supplements and principally deliver refreshment. In addition, many of the competitive products are positioned differently than the Company's functional drinks. The Company's functional Smoothies and Gold Standard lines are positioned more closely against those products.

         For its Natural Sodas, Smoothies, functional drinks and Signature sodas as well as other products, Hansen competes not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. The Company's products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca Cola Company, PepsiCo, Inc., Cadbury Schwepps, which includes Dr. Pepper/Seven-up, RC Cola, Snapple, Mistic and Stewart's brands, Nestle Beverage Company, The Quaker Oats Company and Ocean Spray. More specifically, the Company's products compete with other alternative beverages, including new age beverages, such as Snapple, Mistic, Arizona, Clearly Canadian, Sobe, Stewart's, Everfresh, Nantucket Nectars, Kerns Nectars, Mistic, VeryFine, V8 Splash, Calistoga, Red Bull, MET-Rx, Adrenaline Rush, 180, KMX and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca Cola Company and PepsiCo, Inc. have introduced products in that market segment which compete directly with the Company's products such as Nestea, Fruitopia, Lipton, Ocean Spray and Dole. The Company's products also compete with private label brands such as those carried by grocery store chains and club stores. Important factors affecting Hansen's ability to compete successfully include taste and flavor of products, trade and consumer promotion, rapid and effective development of new, unique, cutting edge products, attractive and different packaging, brand and product advertising and pricing. Hansen must also compete for distributors who will concentrate on marketing the Company's products over those of Hansen's competitors provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative and functional beverage categories could cause the Company's products to lose market share or experience price erosion, which could have a material adverse effect on Hansen's business.

         The Company's fruit juice Smoothies compete with Kern's nectars in the Western states and Libby's in the Eastern states and Whipper Snapple, Mistic and Nantucket Nectars nationally and also with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 8- to 20-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

         The Company's apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welsh's, Ocean Spray, Minute Maid, Langers, Wildland, Apple and Eve, Seneca, Northland and also with other brands of apple juice and juice blends, especially store brands. The Company's Healthy Start line competes with Langer's, V8 Splash, Knudsen, Nantucket Nectars, Wildland and other juice products. The Company's still water products compete directly with Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Aquafina, Dannon, and other brands of still water especially store brands.

         The nutritional food bar and cereal categories as well as flavored malt-based drink categories are also highly competitive. Principal areas of competition are pricing, packaging, development of new product and flavors and marketing campaigns. The Company's cereals compete with traditional cereals of companies such as Kellogg's, General Mills and Kashi and the Company's nutritional food bars compete with products of other independent bar companies such as Power Bar, Balance Bar, Gatorade, Kashi, Cliff Bar, MET-Rx, and numerous other bars. HEB's Hard e product competes with wine coolers, such as Seagram's and Bartles and James and flavored low alcohol beverages such as Mike's Hard Lemonade, Hooper's Hooch, Doc Otis Hard Lemon, Smirnoff Ice, Zima and Rick's Spiked Lemonade and other flavored malt and alcohol based drinks. Many of these products are produced by large national and international manufacturers, most of which have substantially greater financial and marketing resources than Hansen's. Such companies include Anhaeuser Busch, Coors, Gallo Winery, Diageo plc, etc.

         Important factors affecting Hansen's ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Hansen also competes for distributors who will concentrate on marketing the Company's products over those of Hansen's competitors provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the cereal, nutritional food bar and flavored malt beverage categories could cause the Company's products to be unable to gain or to lose market share or experience price erosion, which could have a material adverse affect on Hansen's business.

Marketing

         Hansen's marketing strategy is to focus on consumers who seek products that are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in the Company's beverages (other than the Company's functional energy, stamina(R) and power drinks which do contain caffeine) and the addition to most of its products, of one or more supplements. This message is reinforced in the product packaging, the majority of which was redesigned in 2000. The regular wholesale price of Hansen's(R) Natural Sodas in cans is slightly higher than mainstream soft drinks such as Coca-Cola and Pepsi, although generally lower than the prices of the products of many competitors in the new age category. In its marketing, Hansen emphasizes its high quality "natural" image and the fact that its soda products contain no preservatives, sodium, caffeine or artificial coloring. The regular wholesale price of the Company's iced teas, lemonades and juice cocktails, including its Gold Standard line, is comparable to or slightly lower than that of competitive non-carbonated beverages marketed under the Snapple, Sobe, Arizona, Mistic, Lipton, Nestea,
Fruitopia, Ocean Spray and Nantucket Nectar brands. In its marketing, Hansen emphasizes the high quality natural and healthy image of its products. The regular wholesale price of the Company's fruit juice Smoothie products is similar to that of Kern's nectars. Without abandoning its natural and healthy image, the Company launched a lightly carbonated energy drink in 8.2-ounce slim cans, containing certain supplements, to appeal to the young and active segment of the beverage market that desires an energy boost from its beverage selection. The Company has since launched five additional lightly carbonated functional drinks, namely, stamina(R), d-stress(R), anti-ox(R) (since renamed b-well(TM)), power(TM) and slim-down. The supplements contained in each of the functional drinks are intended to provide specific but different functional benefits to the consumers of each of such products. Hansen's marketing strategy with respect to its nutritional food bars and cereals is similarly to focus on consumers who seek bars and cereals that are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives and, in the case of the cereals, the fact that they are G.M.O.-free. HEB's marketing strategy with respect to its Hard e product is to focus on adult consumers who seek an alcohol-based beverage that is good tasting, fashionable and meets consumers' needs.

         To cater to consumers, who purchase juices in multi-serve sizes and perceive the inclusion of supplements therein to be of added value, the Company launched its Healthy Start line of 100% juices in 1998. Although marketed in larger multi-serve packages that are appropriate for grocery store chains, club stores, specialty chains and health food stores, the positioning of these products is similar to the Company's lightly carbonated functional drinks in 8.2-ounce slim cans. To distinguish these products from those of competitors, each label indicates the function of the product, in addition to listing the supplements contained therein. As stated above, following the conclusion of a licensing agreement by the Company with the Silver Foxes Network, the Company had the labels for its Silver Foxes(TM)/Healthy Start 100% juice line redesigned. The new renamed line, which was targeted at the 50+ age group, was relaunched during 2000. However, sales of this line were disappointing and the Company is currently reevaluating this line. During the year, the Company also introduced its Healthy Start 100% line in single serve 12-ounce glass bottles, through its distributor network. Sales of this line did not meet expectations and the Company is in the process of repositioning the distribution of this product line. In this regard, the Company plans to market these products directly through its warehouse division with focus on the health food trade and specialty retail stores.

         According to Roche Vitamins, very few American children meet all of the recommendations of the Food Guide Pyramid. In 1999, the Company introduced a new line of children's multi-vitamin juice drinks in 8.45-ounce aseptic packaging. These products are positioned to assist parents improve the daily intake by their children of essential vitamins and minerals.

         The Company's sales and marketing strategy is to focus its efforts on developing brand awareness and trial through sampling both in stores and at events in respect to all its beverage, food and alcoholic beverage products. The Company intends to continue to place increased emphasis on product sampling and participating in direct promotions. The Company proposes to continue to use its branded vehicles, PT Cruisers and other promotional vehicles at events at which the Company's products, including its fruit juice smoothies, natural sodas and functional energy drinks will be distributed to consumers for sampling. Hansen utilizes "push-pull" tactics to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for its products including advertising, in store promotions and point of sale materials, prize promotions, price promotions, competitions, endorsements from selected public figures, coupons, sampling and sponsorship of selected sports figures as well as sporting events such as marathons, 10k runs, bicycle races, volleyball tournaments and other health- and sports-related activities, including extreme sports, and also participates in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and coupons are also used extensively to promote the Hansen's(R) brand.

         Management increased expenditures for its sales and marketing programs by approximately 18% in 2000 compared to 1999.

         While the Company retains responsibility for the marketing of the Juice Slam(TM) line of children's multi-vitamin juice drinks, Costco has undertaken sole responsibility for the marketing of the co-branded Juice Blast(TM) line.

         The Company intends to support its planned expansion of distribution and sale of its functional drinks in 8.2-ounce slim cans, Smoothie products in glass bottles, Signature Sodas, Healthy Start juices in glass bottles, and Medicine Man iced teas and drinks in glass bottles, through the in-store placement of point-of-sale materials, use of glide racks, suction cup racks and a proprietary rolling rack for its functional drinks, co-operative trade marketing with customers and by attending and sponsoring many sporting events, including extreme sports and selected sports figures and through endorsements from selected public and sports figures, through focused radio campaigns and by developing local marketing programs in conjunction with its distributors in their respective markets. By enlisting its distributors as participants in its marketing and advertising programs, Hansen intends to create an environment conducive to the growth of both the Hansen's(R) brand and the businesses of its distributors.

         In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged. As of December 31, 2000, unused advertising and marketing credits totaled $111,000. Although such credits remain available for use by the Company through January 2002, management was unable to estimate their remaining net realizable value at December 31, 1997. Accordingly, in the year ended December 31, 1997, the Company fully reserved against and expensed such advertising and marketing credits.

         Management continues to believe that one of the keys to success in the beverage industry is differentiation; making Hansen's(R) products clearly distinctive from other beverages on the shelves of retailers. Management is of the view that the same keys to success apply to its nutritional food bars and cereals and Hard e products. The Company reviews its products and packaging on an ongoing basis and, where practical, endeavors to make them different, better and unique. The labels and graphics for the Company's juice products, Natural Sodas and Smoothie products were redesigned in an endeavor to develop a new system to maximize their visibility and identification, wherever they may be placed in stores.

Customers

         Retail and specialty chains, and club stores represented 56% of Hansen's sales in the year ended December 31, 2000 and 58% in the year ended December 31, 1999, while the percentage of sales to distributors (primarily of Hansens(R) functional drinks in 8.2-ounce slim cans, Smoothies in glass bottles and Signature Sodas) in the year ended December 31, 2000, was 33%, about the same as in the previous year.

         Hansen's major customers in 2000 included Costco, Trader Joe's, Sam's Club, Lucky, Vons, Ralph's, Wal-Mart and Albertson's. One customer accounted for approximately 23%, 25% and 27% of the Company's sales for the years ended December 31, 2000, 1999 and 1998, respectively. A decision by that or any other major customer to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

Seasonality

         Hansen normally experiences greater sales and profitability during its second and third fiscal quarters (April through September). The consumption of beverage products fluctuates in part due to temperature changes with the greatest consumption occurring during the warm months. During months where temperatures are abnormally warm or cold, consumption goes up or down accordingly. Similarly, consumption is affected in those regions where temperature and other weather conditions undergo dramatic changes with the seasons. Management anticipates that the sale of the Company's products may become increasingly subject to seasonal fluctuations as more sales occur outside of California in areas where weather conditions are intemperate. Sales of the Company's juice products, functional drinks and children's multi-vitamin juice drinks are likely to be less affected by such factors. Similarly, sales of the Company's nutritional food bars and cereals are likely to be less affected by such factors. However, as the Company has not had experience with such products, it is unable to predict the likely sales trend of such products with any degree of accuracy.

Trademark

         The Hansen's(R) trademark is crucial to the Company's business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's(R) trademark is owned by a trust (the "Trust") which was created by an agreement between HBC and the predecessor company of Fresh Juice Company of California ("FJC") (the "Agreement of Trust"). The Trust licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. A similar license agreement exists between the Trust and HBC with regard to non-beverage products. No royalties are payable on sodas, juices, lemonades, juice cocktails, fruit juice Smoothies, the Signature Soda line or on the children's multi-vitamin juice drinks. Royalty expenses of $12,000 were incurred in 1999. As explained below, no royalty expenses were incurred during 2000.

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

         Effective September 22, 1999, HBC entered into an Assignment and Agreement with FJC pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names. Under the Assignment and Agreement, among other matters, HBC acquired all FJC's rights as grantor and beneficiary of the Trust, all FJC's rights as licensee under certain license agreement pursuant to which FJC has the right to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark and all FJC's rights under the Royalty Sharing Agreement referred to above, as well as certain additional rights, for a total consideration of $775,010, payable over three years. FJC is permitted to continue to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark for a period of five years. Consequently, HBC now has full ownership of the Hansen's(R) trademark and its obligation to pay royalties to, and to share royalties with, FJC has been terminated. As of December 31, 2000, a balance of $287,500 was payable to FJC.

         The Company has applied to register a number of trademarks in the United States including, but not limited to, THE REAL DEAL(TM), IMMUNEJUICE(TM), Hansen's energy(TM), Hansen's power(TM), Hansen's Natural Multi-Vitamin Juice Slam(TM), Defense(TM), Powerpack(TM), Medicine Man(TM), b-well(TM), Hard e(TM), Hard Energy(TM), and A New Kind a Buzz(TM).

         The Company owns in its own right, a number of trademarks including, but not limited to, LIQUIDFRUIT(R), Imported from Nature(R), California's Natural Choice(R), California's Choice(R), Dyna Juice(R), Equator(R), be-well(R), anti-ox(R), d-stress(R), stamina(R), Aqua Blast(R), Antioxjuice(R) Intellijuice(R) and Juice Blast(R) in the United States and the Hansen's(R) and "Smoothie(R)" trademarks in a number of countries around the world.

         In September 2000, in connection with the acquisition of the Blue Sky Natural Beverage business, the Company, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(R) trademark, which is registered in the United States and Canada.

         On April 4, 2000, the United States Patent and Trademark Office issued a patent to the Company for an invention related to a shelf structure (rolling rack) and, more particularly, a shelf structure for a walk-in cooler. Such shelf structure is utilized by the Company to secure shelf space for and to merchandise its functional drinks in 8.2-ounce slim cans in refrigerated Visi coolers and walk-in coolers in retail stores.

Government Regulation

         The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (the "FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers including, without limitation, statements concerning product ingredients.

         In connection with Hard e, the production and marketing of alcoholic beverages are subject to the rules and regulations of the Bureau of Alcohol, Tobacco and Firearms and in each state, are also subject to the rules and regulations of state regulatory agencies. The Bureau of Alcohol, Tobacco and Firearms and state regulatory agencies also regulate the labeling of containers containing alcoholic beverages including, without limitation, statements concerning product name and ingredients as well as advertising and marketing, in connection therewith.

Employees

         As of March 2, 2001, Hansen employed a total of 107 employees, 100 of whom are employed on a full-time basis. Of Hansen's 107 employees, 34 are employed in administrative and quality control capacities and 73 are employed in sales and marketing capacities.

Compliance with Environmental Laws

         The operation of Hansen's business is not materially affected by compliance with federal, state or local environmental laws and regulations. In California, Hansen's is required to collect deposits from its customers and to remit such deposits to the State of California Department of Conservation based upon the number of cans and bottles of certain of its carbonated and non-carbonated products sold. In certain other states and Canada where Hansen(R) products are sold, the Company is also required to collect deposits from its customers and to remit such deposits to the respective conservation agencies based upon the number of cans and bottles of certain of its carbonated and non-carbonated products, sold in such states.

ITEM 2.  PROPERTIES

         Hansen's corporate offices and main warehouse are located in a single building at 1010 Railroad Street, Corona, California 92882. This facility is leased by HBC for a period of ten years commencing October 20, 2000. The gross area of the facility is approximately 113,600 square feet. The monthly rental payments, according to the terms of the lease, are subject to increase during the third, sixth and eighth years. HBC also utilizes public warehouses situated throughout the United States and Canada.

ITEM 3.  LEGAL PROCEEDINGS

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

         During 2000, the Company commenced arbitration proceedings against Sammy Sosa before the American Arbitration Association in Orange County, for the repayment by Mr. Sosa to the Company of the sum of $175,000 which was paid to Mr. Sosa, by virtue of Mr. Sosa's failure to perform his obligations in terms of his agreement with the Company. Mr. Sosa has filed a counter claim against the Company seeking damages approximating $2.8 million. The Company believes that Mr. Sosa's counter-claim has no factual or legal basis whatsoever and is completely unmeritorious. A hearing has not yet taken place in the arbitration.

         Late in 2000, Rhonda Morris filed a complaint in the Superior Court for the State of California, County of San Francisco against the Company, in which she claims sexual harassment by an employee of the Company in connection with an alleged denial of employment to her and in which she seeks unspecified monetary damages. The Company has removed the complaint to the United States District Court for the Northern District of California. The Company believes the claim is without merit and is defending the claim.

         In March 2001, the Company filed a complaint in Federal Court for the Central District of California against South Beach Beverage Company LLC ("Sobe"), for patent infringement, violation of trademark rights, false advertising, unfair competition, trespass to chattels and tortious interference with business relations arising from Sobe's unlawful conduct and unauthorized use of the Company's property and the patent held by the Company in respect of its rolling rack shelf structure, Sobe's improper business practices, interference with the Company's right to conduct its business, injunctive relief and unspecified monetary damages.

         The Company is subject to, and involved in, claims and contingencies related to lawsuits, arbitration proceedings, and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, including those mentioned above, is not likely to have a material adverse effect on the financial condition of the Company.

         Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the properties is subject, other than ordinary and routine litigation incidental to the Company's business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on November 3, 2000. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

                                                                 Votes For

                 Rodney C. Sacks                                 8,514,511
                 Hilton H. Schlosberg                            8,514,611
                 Benjamin M. Polk                                8,514,611
                 Norman C. Epstein                               8,514,461
                 Harold C. Taber, Jr.                            8,514,611
                 Mark S. Vidergauz                               8,514,611

         In addition, at the meeting the stockholders of the Company ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2000, by a vote of 8,510,325 for, 4,555 against and 10,782 abstaining.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

Principal Market

         The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the NASDAQ Small-Cap Market under the symbol "HANS". As of March 2, 2001, there were 10,045,003 shares of the Company's Common Stock outstanding held by approximately 659 holders of record.

Stock Price and Dividend Information

         The following table sets forth high and low bid closing quotations for the Common Stock,on a quarterly basis from January 1, 1998 to December 31, 2000:

                                  Common Stock

                                        High Bid                   Low Bid
  Year Ended December 31, 2000
  First Quarter                         $  4 5/8                     $  4
  Second Quarter                        $  4 1/2                     $  3 13/32
  Third Quarter                         $  5 29/32                   $  4 1/8
  Fourth Quarter                        $  5 3/8                     $  3 1/4

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


         The quotations for the Common Stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and bid quotations may not necessarily represent actual transactions and "real time" sale prices. The source of the bid information is the NASDAQ Stock Market, Inc.

         Hansen has not paid dividends to its stockholders since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 1996 through 2000 and the balance sheet data as of December 31, for the years indicated, are derived from the consolidated financial statements audited by Deloitte & Touche LLP, independent certified public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this and in the 1996, 1997, 1998 and 1999 Forms 10-K.

(in thousands, except per
share information)

                            2000                1999              1998             1997              1996
--------------------------- ---------------- ----------------- ---------------- ----------------- -----------------
Net sales                   $ 79,733         $ 72,303           $ 53,866         $ 43,057           $  35,565

Net income                  $  3,915         $  4,478           $  3,563         $  1,250           $     357

Net income per
common share
  Basic                     $   0.39         $   0.45           $   0.38         $   0.14           $    0.04
  Diluted                   $   0.38         $   0.43           $   0.34         $   0.13           $    0.04


Total assets                $ 38,745         $ 28,709           $ 22,557         $ 16,933           $  16,109

Long-term debt              $  9,732         $    903           $  1,335         $  3,408           $     -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         During 2000, the Company continued to expand its existing product lines and further develop its markets. In particular, the Company continues to focus on developing and marketing beverages that fall within the category generally described as the "functional" beverage category.

         The Company achieved record sales in 2000. The increase in sales in 2000 was primarily attributable to the growth in sales of the Company's functional drinks in 8.2-ounce slim cans, as well as increased sales of the children's multi-vitamin juice drinks in 8.45-ounce aseptic packaging and increased sales of apple juice and natural sodas as well as sales of Blue Sky Natural Sodas since the acquisition by the Company of that brand. The increase in sales was partially offset by decreased sales of Smoothies and the Company's Silver Foxes juice line as well as lower sales of iced teas, lemonades and juice cocktails and Signature Sodas. Despite such changes in the Company's product mix, the gross profit percentage achieved by the Company in 2000 was marginally higher than the gross profit percentage achieved in 1999.

         During 2000, sales outside of California represented 37% of the aggregate sales of the Company, as compared to approximately 39% of the aggregate sales of the Company in 1999. Sales to distributors outside the United States during 2000 amounted to $753,000 compared to $800,000 in 1999.

         During 2000, the Company introduced slim-down, its sixth functional drink in 8.2-ounce slim-cans. slim-down is a berry-flavored drink that has no calories. During the year, the Company introduced two additional Smoothie flavors in 11.5-ounce. cans: Whipped Orange and Cranberry Twist. The Company also extended its Smoothie line in 64-ounce P.E.T. plastic bottles from two flavors to six flavors. In the first quarter of 2000, the Company introduced its Healthy Start 100% juice line in single serve glass bottles, which it marketed through its distributor network. However, response from customers and consumers was disappointing and in consequence the Company has decided to market that line through its warehouse division to selected retail outlets where such products may have greater appeal. The Company also introduced two additional Green Tea flavors as well at two diet Green Tea flavors and six juice cocktails in the same 20-ounce glass bottle as its "Gold Standard" Green Tea and Specialty Teas. Each of the products in the "Gold Standard" line contain different combinations of supplements.

         The Company also entered the functional foods market in 2000 with the introduction of a line of fruit and grain nutritional food bars and commenced test marketing a line of G.M.O.-free gourmet cereals. The Company intends to expand its nutritional food bar business with the introduction of functional food bars in 2001 as well as additional nutritional food bars later in 2001.

         During 2000, the Company entered into a license agreement with the Silver Foxes Network for the licensing to the Company of the Silver Foxes(TM) brand and trademark, which is positioned towards consumers in the 50+ age group, for and in connection with certain of the Company's products. The Company determined to use that trademark for and in connection with its Healthy Start 100% juice line. The Company had the labels for its Health Start juice line redesigned under the Silver Foxes brand and trademark and relaunched the new re-named line during the year. However, sales of the Company's Silver Foxes juice line were disappointing and the Company is currently reevaluating this line.

         Sales of the Company's dual-branded 100% juice line named "Juice Blast(R)", which was launched in conjunction with Costco under the "Kirkland Signature(TM)/Hansen's(R) Natural" brand name and is sold nationally through Costco stores, were satisfactory. The Company has, in conjunction with Costco, introduced new flavors in place of certain of the existing flavors and will continue to introduce new flavors in an effort to ensure that its variety pack remains fresh and different for consumers.

         During 2000, the Company repositioned its Juice Slam(TM) line as a 100% juice line. The Company is currently marketing this line to grocery store chains, specialty chains, the health food trade and other customers directly through its warehouse division.

         On September 20, 2000 the Company, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky Natural Soda business. The Blue Sky Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzers in 12-ounce cans.

         The Company is currently launching a new premium line of iced teas and drinks with a unique theme under the Medicine Man label, in proprietary glass bottles. This line will initially be introduced in four flavors.

         At the end of 2000, the Company launched a new line of diet sodas in four flavors: Peach, Black Cherry, Kiwi-Strawberry, and Tangerine Lime. These products are sweetened with Splenda(R) brand sweetener and Acesulfame K and are aspartame free. Initial response from both customers and consumers to this line has been extremely encouraging.

         During 2000, the Company entered into several new distribution agreements for the sale of its products, both within and outside the United States. As discussed under "ITEM 1 BUSINESS - MANUFACTURE, PRODUCTION and DISTRIBUTION", it is anticipated that the Company will continue building its national sales force in 2001 to support and grow the sales of its products.

         Further, during 2000, the Company, through its wholly owned subsidiary, HEB, introduced a malt-based beverage called Hard e, which contains up to 5% alcohol. The Hard e product will not be marketed under the Hansen's name.

         The Company is actively engaged in the development of additional new products, including new lines of soy-based drinks and sparkling lemonades in 1-liter proprietary glass bottles.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         Net Sales. For the year ended December 31, 2000, net sales were $79.7 million, an increase of $7.4 million or 10.3% over the $72.3 million net sales for the year ended December 31, 1999. The increase in net sales was primarily attributable to increased sales of the Company's energy and other functional drinks in 8.2-ounce slim cans and increased sales of the Company's new children's multi-vitamin juice drinks. To a lesser extent, the increase in net sales was also attributable to increased sales of apple juice and Natural Sodas and sales of Healthy Start in glass bottles as well as Blue Sky Natural Sodas since the acquisition by the Company of that brand in September 2000. The increase in net sales was partially offset by decreases in sales of the Silver Foxes juice line, Smoothies in cans, glass and P.E.T. bottles, Signature Sodas and iced teas, lemonades and juice cocktails.

         Gross Profit. Gross profit was $37.1 million for the year ended December 31, 2000, an increase of $3.6 million or 10.6% over the $33.5 million gross profit for the year ended December 31, 1999. Gross profit as a percentage of net sales increased marginally to 46.5% for the year ended December 31, 2000 from 46.4% for the year ended December 31, 1999. The increase in gross profit was primarily attributable to increased net sales. The increase in gross profit as a percentage of net sales is primarily attributable to slightly higher margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $30.2 million for the year ended December 31, 2000, an increase of $4.2 million or 16.0% over total operating expenses of $26.0 million for the year ended December 31, 1999. Total operating expenses as a percentage of net sales increased to 37.9% for the year ended December 31, 2000, from 36.0% for the year ended December 31, 1999. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses and was partially offset by a decrease in other operating expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively larger increase in selling, general and administrative expenses.

         Selling, general and administrative expenses were $29.8 million for the year ended December 31, 2000 an increase of $4.5 million or 17.7% over selling, general and administrative expenses of $25.3 million for the year ended December 31, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 37.4% for the year ended December 31, 2000 from 35.0% for the year ended December 31, 1999. Selling expenses were $20.8 million for the year ended December 31, 2000, an increase of $3.0 million or 16.7% over selling expenses of $17.8 million for the year ended December 31, 1999. Selling expenses as a percentage of net sales increased to 26.0% for the year ended December 31, 2000 from 24.6% for the year ended December 31, 1999. The increase in selling expenses was primarily attributable to increased promotional expenditures, distribution (freight) expenses, expenditures for merchandise displays and point of sale materials, as well as fees paid for slotting. The increase in selling expenses was partially offset by a decrease in expenditures for in-store demonstrations. General and administrative expenses were $9.0 million for the year ended December 31, 2000, an increase of $1.5 million or 19.9% over general and administrative expenses of $7.5 million for the year ended December 31, 1999. General and administrative expenses as a percentage of net sales increased to 11.4% for the year ended December 31, 2000 from 10.4% for the year ended December 31, 1999. The increase in general and administrative expenses was primarily attributable to increased payroll costs and certain other expenses incurred in connection with product development and expansion activities into additional states.

         Amortization of trademark license and trademarks was $371,000 for the year ended December 31, 2000, an increase of $63,000 over amortization of trademark license and trademarks of $308,000 for the year ended December 31, 1999. The increase in amortization of trademark license and trademarks was primarily attributable to the acquisition of the Blue Sky trademark, which was acquired during 2000 and is being amortized over a period of 40 years.

         No other operating expenses were incurred for the year ended December 31, 2000 as compared with $380,000 in other operating expenses incurred for the year ended December 31, 1999. Other operating expenses incurred in 1999 were primarily attributable to expenses incurred in connection with a proposed business combination that was not completed.

         Operating Income. Operating income was $6.9 million for the year ended December 31, 2000, compared to $7.5 million for the year ended December 31, 1999. The $601,000 decrease in operating income was primarily attributable to increased operating expenses, which was partially offset by increased gross profit.

         Net Non-operating Expense. Net non-operating expense was $369,000 for the year ended December 31, 2000, which was $317,000 higher than net non-operating expense of $52,000 for the year ended December 31, 1999. Net non-operating expense consists of interest and financing expense and interest income. Interest and financing expense for the year ended December 31, 2000, was $382,000 as compared to $171,000 for the year ended December 31, 1999. The increase in interest and financing expense was primarily attributable to the increase in long-term debt, primarily related to the acquisition of the Blue Sky business. See also "Liquidity and Capital Resources" below. Interest income for the year ended December 31, 2000 was $13,000, as compared to interest income of $118,000 for the year ended December 31, 1999. The decrease in interest income was primarily attributable to a reduction in the cash available for investment during the year ended December 31, 2000.

         Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2000 was $2.6 million as compared to provision for income taxes of $3.0 million for the year ended December 31, 1999. The effective combined federal and state tax rate for 2000 was 40.1% as compared to 39.9% for 1999. The decrease in the provision for income taxes was primarily attributable to decreased operating income.

         Net Income. Net income was $3.9 million for the year ended December 31, 2000, compared to $4.5 million for the year ended December 31, 1999. The $563,000 decrease in net income was attributable to decreased operating income of $601,000 and increased non-operating expense of $317,000, which was partially offset by decreased provision for income taxes of $355,000.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         Net Sales. For the year ended December 31, 1999, net sales were $72.3 million, an increase of $18.4 million or 34.2% over the $53.9 million net sales for the year ended December 31, 1998. The increase in net sales was primarily attributable to increased sales of the Company's energy and other functional drinks in 8.2-ounce slim cans, the introduction of the Company's new children's multi-vitamin juice drinks in the third quarter of 1999, as well as the Company's Signature Soda line, which was introduced in the first quarter of 1999, increased sales of the Company's Healthy Start product line and sales of Smoothies in 64-ounce P.E.T. bottles. To a lesser extent, the increase in net sales was also attributable to increased sales of juice blends, Smoothies in cans, apple juice, soda in cans and sales of Super Smoothies, which were introduced in the second half of 1999. Net sales of iced teas, lemonades and juice cocktails in 1999 were comparable to the sales of such products in 1998. The increase in net sales was partially offset by the discontinuance of Equator(R) and other marginal products.

         Gross Profit. Gross profit was $33.5 million for the year ended December 31, 1999; an increase of $7.0 million or 26.4% over the $26.5 million gross profit for the year ended December 31, 1998. Gross profit as a percentage of net sales decreased to 46.4% for the year ended December 31, 1999 from 49.3% for the year ended December 31, 1998. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales are primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

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

         Selling, general and administrative expenses were $25.3 million for the year ended December 31, 1999 an increase of $5.1 million or 25.3% higher than selling, general and administrative expenses of $20.2 million for the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 35.0% for the year ended December 31, 1999 from 37.5% for the year ended December 31, 1998. Selling expenses were $17.8 million for the year ended December 31, 1999 an increase of $3.7 million or 26.2% higher than selling expenses of $14.1 million for the year ended December 31, 1998. Selling expenses as a percentage of net sales decreased to 24.6% for the year ended December 31, 1999 from 26.2% for the year ended December 31, 1998. The increase in selling expenses was primarily attributable to increased distribution (freight) expenses, advertising costs and promotional expenditures, particularly in-store demonstrations and coupon expenses. The increase in selling expenses was partially offset by a decrease in expenditures for merchandise displays and point of sale materials. General and administrative expenses were $7.5 million for the year ended December 31, 1999; an increase of $1.4 million or 23.4% higher than general and administrative expense of $6.1 million for the year ended December 31, 1998. General and administrative expenses as a percentage of net sales decreased to 10.4% for the year ended December 31, 1999, from 11.4% for the year ended December 31, 1998. The increase in general and administrative expenses was primarily attributable to increased payroll costs and certain other expenses incurred in connection with the Company's product development and expansion activities into additional states.

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

         Net Non-operating Expense. Net non-operating expense was $52,000 for the year ended December 31, 1999, which was $278,000 lower than net non-operating expense of $330,000 for the year ended December 31, 1998. Net non-operating expense consists of interest and financing expense interest income and for 1998, other non-operating expense. Interest and financing expense for the year ended December 31, 1999 was $171,000 as compared to $387,000 for the year ended December 31, 1998. The decrease in interest and financing expense was attributable to a reduction in financing fees that were fully amortized in 1998 and to the fact that the principal amounts outstanding on the Company's term loan were lower in 1999 than 1998. See also "Liquidity and Capital Resources" below. Interest income for the year ended December 31, 1999 was $118,000, which was $46,000 higher than interest income of $72,000 for the year ended December 31, 1998. The increase in interest income was primarily attributable to interest earned on excess cash invested.

         Provision for Income Taxes. Provision for income taxes for the year ended December 31, 1999 was $3.0 million as compared to provision for income taxes of $2.1 million for the year ended December 31, 1998. The effective combined federal income taxes were primarily attributable to increased operating income and the increase in the effective tax rate for 1999. Certain net operating loss carry forwards resulted in a lower effective tax rate in 1998. Such net operating loss carry forwards were not available in 1999.

         Net Income. Net income was $4.5 million for the year ended December 31, 1999, compared to $3.6 million for the year ended December 31, 1998. The $915,000 increase in net income was attributable to increased operating income of $1.5 million and decreased non-operating expense of $278,000, which was offset by increased provision for income taxes of $904,000.

Liquidity and Capital Resources

         As of December 31, 2000, the Company had working capital of $13,644,000 compared to working capital of $8,997,000 as of December 31, 1999. The increase in working capital was primarily attributable to net income earned after adjustments for certain non-cash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, and compensation expense related to the issuance of stock options. The increase in working capital was partially offset by increases in trademark license and trademarks, property and, to a lesser extent, increases in deposits and other assets.

         During 2000, the Company's cash reserves were used for working capital including the acquisition of the Blue Sky business, trademark licenses and trademarks, increases in accounts receivable, purchases of property and equipment, acquisition of increased inventories and to reduce accounts payable. The acquisition of increased inventories, increases in accounts receivable, increases in deposits and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, and repayment of the Company's line of credit, are expected to remain the Company's principal recurring use of cash and working capital funds.

         Net cash used in investing activities for the year ended December 31, 2000, was $7.9 million as compared to net cash used in investment activities of $1.5 million in 1999. The increase in net cash used in investing activities was primarily attributable to the acquisition of the Blue Sky business and trademark licenses and trademarks, the purchases of property and equipment as well as increases in deposits and other assets. Management, from time to time, considers the acquisition of capital equipment, particularly, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand as well as the introduction of new product lines.

         Net cash provided by financing activities was $7.1 million for the year ending December 31, 2000, as compared to net cash used in financing activities of $1.6 million in 1999. The net cash provided by financing activities is primarily attributable to borrowings on the Company's line of credit of $9.2 million which was partially offset by repayments in respect of the Company's term loan and line of credit of $1.6 million in the year ended December 31, 2000 as compared to payments of $2.1 million made in the year ended December 31, 1999. The Company also repurchased 206,761 shares of the Company's stock for $815,000 in 2000. Additionally, cash generated by the issuance of common stock increased to $257,000 in 2000 from $28,000 in 1999.

         In 1997 the Company obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loans were secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. That facility was subsequently modified from time to time, and on September 19, 2000, the Company entered into modification agreement with Comerica which amended certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September
2004. The revolving line of credit remains in full force and effect through September 2005. Further, the rate of interest payable by the Company on advances under the line of credit are based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of the Company from time to time.

         The initial use of proceeds under the Modification Agreement was to pay the seller in connection with the acquisition of the Blue Sky business, to repay the remaining $807,000 balance due under the term loan and to finance working capital. The Company's outstanding borrowings on the line of credit at December 31, 2000 were $9.2 million.

         The credit facility contains financial covenants, which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. At both December 31, 2000 and 1999, respectively, the Company was in compliance with all covenants.

         Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of common stock of the Company, as well as any purchases of capital assets or equipment through December 31, 2001.

European Monetary Union

         Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

         On January 1, 2000, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning January 1, 2002, Euro-denominated bills and coins will be used for cash transactions. For a period of up to six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the Euro.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 requires derivatives to be reported as assets or liabilities at fair value, and is effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001.

Management does not expect the adoption of SFAS 133 to have significant impact on the financial position, results of operations or cash flows of the Company.

         In December 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition and accounting for deferred costs in the consolidated financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policy, there was no material impact to the Company's financial position and consolidated statements of income from the adoption of SAB No. 101.

         In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2000, 1999 and 1998, freight-out costs amounted to $4.9 million, $4.3 million, and $3.0 million, respectively, have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

Year 2000 Compliance

         Prior to January 1, 2000, the Company reviewed the readiness of its computer systems and business practices for handling Year 2000 issues. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers and suppliers.

         Cost incurred to achieve Year 2000 readiness, which include any contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were changed to expense as incurred and were not material in 2000.

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

o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
o    The introduction of new products;
o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms and/or certain state regulatory agencies;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others and in respect of many which the Company's experience is limited. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facility and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of its functional drinks in 8.2-ounce slim cans and Smoothies in 11.5-ounce cans.

     The foregoing list of important factors is not exhaustive.

Sales

         The table set forth below discloses selected quarterly data regarding sales for the past five years. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

         Sales are expressed in actual cases and case equivalents. A case is defined as follows:

o Soda concentrate sold that will yield twenty-four 12-ounce (354-ml) cans measured by volume.
o Soda cases equal twenty-four 12-ounce cans or 11-ounce (325 ml) bottles, thirty 12-ounce cans, or twelve 23-ounce (680 ml), twenty four 14-ounce (414 ml) or twelve 1-liter bottles measured by volume.
o Juice and juice blend cases equal twelve 32-ounce bottles, six 64-ounce glass bottles, eight 64-ounce P.E.T. bottles, four 128-ounce P.E.T. bottles, twenty-four or twenty-seven 8.45-ounce (250 ml) tetra-pak boxes or the equivalent volume.
o Non-carbonated iced tea, lemonade and juice cocktail cases equal twenty-four 16-ounce (473 ml) or fifteen or twenty 20-ounce (591-ml) bottles measured by volume.
o Still water cases equal twenty-four 0.5-liter, twelve 1.0-liter and twelve 1.5-liter plastic bottles measured by volume.
o Fruit juice Smoothie cases equals twenty-four 11.5-ounce (340-ml) cans or twenty-four 16-ounce or 13.5-ounce (400 ml) or 12-ounce bottles or eight 64-ounce P.E.T. bottles measured by volume.
o Functional drink cases equal twenty-four 8.2-ounce (243-ml) cans measured by volume.
o Healthy Start cases equal twelve 46-ounce (1.36 L), eight 64-ounce P.E.T. bottles or twenty-four 12-ounce glass bottles measured by volume.

o    Hard e cases equal twenty-four 12-ounce bottles, measured by volume.
o    Fruit and grain bar cases equal ninety 1.76-ounce bars.
o    Natural cereal cases equal twenty 13-ounce boxes measured by volume.

         The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been Hansen's experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company has no experience with its food bars, cereal products and Hard e malt based products and consequently has no knowledge of the trends which may occur with such products. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products, soda concentrates and food products and increased advertising and promotional expenses. See also "ITEM
1. BUSINESS - SEASONALITY."


         Case Sales (in Thousands)

                           2000             1999            1998                1997             1996
                      -----------      ------------     -----------      ------------     ------------
   Quarter 1               1,730             1,372           1,237               861              940
   Quarter 2               2,331             1,716           1,566             1,383            1,340
   Quarter 3               2,238             2,074           1,845             1,648            1,341
   Quarter 4               1,985             1,779           1,241             1,234              876
                      -----------      ------------     -----------      ------------     ------------
   Total                   8,284             6,941           5,889             5,126            4,497
                      ===========      ============     ===========      ============     ============

         Net Revenues (in Thousands)

                         2000                 1999            1998              1997             1996
                      -----------      ------------     -----------      ------------     ------------
   Quarter 1            $ 15,978          $ 15,229        $ 11,265          $  7,120         $  7,365
   Quarter 2              22,667            19,142          13,950            11,496           10,394
   Quarter 3              22,702            20,491          16,589            13,439           10,817
   Quarter 4              18,386            17,441          12,062            11,002            6,989
                      -----------      ------------     -----------      ------------     ------------
   Total                $ 79,733          $ 72,303        $ 53,866          $ 43,057         $ 35,565
                      ===========      ============     ===========      ============     ============


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

         Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is anticipated that the next annual meeting of stockholders will be held in September 2001.

Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

         Rodney C. Sacks (51) - Chairman of the Board of Directors of the Company, Chief Executive Officer and director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present. Mr. Sacks resigned from his position as Chief Financial Officer of the Company in July 1996, which office he had held from November 1990 to July 1996.

         Hilton H. Schlosberg (48) - Vice Chairman of the Board of Directors of the Company, President, Chief Operating Officer, Secretary, and a director of the Company from November 1990 to the present. Chief Financial Officer of the Company since July 1996. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Member of the Audit Committee of the Board of Directors from September 1997 to April 2000. Vice Chairman of the Board of Directors, Secretary and a director of HBC from July 1992 to the present. Director and/or Deputy Chairman of AAF Industries PLC, a United Kingdom publicly quoted industrial group, from June 1990 until April 1995.

         Benjamin M. Polk (50) - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Member of the Audit Committee of the Board of Directors of the Company from September 1997 to November 2000. Member of the Compensation Committee of the Board of Directors of the Company from April 1991 until September 1997. Partner with Wintson & Strawn (New York, New York) where Mr. Polk has practiced law with that firm and its predecessors, Whitman Breed Abbott & Morgan LLP and Whitman & Ransom, from August 1976 to the present. (1)

         Norman C. Epstein (60) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998. Managing Director of Cheval Acceptances, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

         Harold C. Taber, Jr. (61) - Director of the Company since July 1992. Member of the Audit Committee of the Board of Directors since April 2000. Consultant to the Company from July 1, 1997 to June 30, 2000. Consultant to The Joseph Company from September 1997 to March 1999. President and Chief Executive Officer and a director of HBC from July 1992 to June 1997. On June 30, 1997, Mr. Taber resigned from his employment as well as director, President and Chief Executive Officer of HBC. In addition, effective June 30, 1997, Mr. Taber resigned as a member of the Executive Committee on which he served since October 1992.

         Mark S. Vidergauz (47) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998. Member of the Audit Committee of the Board of Directors since April 2000. Managing Director and Chief Executive Officer of Sage Group LLC from April 2000 to present. Managing director at the Los Angeles office of ING Barings LLC, a diversified financial service institution headquartered in the Netherlands from April 1995 to April 2000. Prior to joining ING Barings LLC in April 1995, Mr. Vidergauz was a managing director at Wedbush Morgan Securities, an investment banking firm in Los Angeles, from 1991 to 1995. Prior to joining Wedbush, Mr. Vidergauz was a corporate finance attorney in the Los Angeles office of O'Melveny & Meyers.

1 Mr. Polk and his law firm, Winston & Strawn, serve as counsel to the Company


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

         To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the year ended December 31, 2000, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were in compliance.

ITEM 11.          EXECUTIVE COMPENSATION

         The following tables set forth certain information regarding the total remuneration earned and grants of options/stock appreciation rights ("SARs") made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 2000. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the years December 31, 1998 through 2000.

SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                     ANNUAL COMPENSATION                 Compensation (4)
                                                                                           Awards (5)
----------------------------- ----------- --------------- ----------- ----------------- --------------------
                                                                           Other            Securities
                                                                           Annual           underlying
Name and Principal                                         Bonus (2)    Compensation       Options/SARs
     Positions                   Year      Salary (1)($)      ($)            ($)               (#)
----------------------------- ----------- --------------- ----------- ----------------- --------------------
      Rodney C. Sacks            2000        194,400        10,000           6,262 (3)
       Chairman, CEO             1999        180,000        25,000           6,088 (3)        100,000
        and Director             1998        160,000        34,000       1,927,431 (6)         75,000
----------------------------- ----------- --------------- ----------- ----------------- --------------------
    Hilton H. Schlosberg         2000        194,400        10,000           6,263 (3)
     Vice-Chairman, CFO          1999        180,000        25,000           6,088 (3)        100,000
  President, Secretary and       1998        160,000        34,000       1,689,972 (7)         75,000
          Director
----------------------------- ----------- --------------- ----------- ----------------- --------------------
        Mark J. Hall             2000        160,000        20,000           8,061 (3)
     Sr. Vice President          1999        150,000        40,000           7,551 (3)         30,000
    Distributor Division         1998        136,250        65,000         180,982 (8)        120,000
----------------------------- ----------- --------------- ----------- ----------------- --------------------
       Kirk S. Blower            2000        115,000         4,000           7,316 (3)
     Sr. Vice President          1999        110,000        16,800           7,099 (3)         12,500
       Juice Division            1998        111,250        16,800         363,440 (9)
----------------------------- ----------- --------------- ----------- ----------------- --------------------
      Timothy M. Welch           2000        110,000         3,000          14,202 (10)
 Senior Vice President Soda      1999         99,000        12,960          12,310 (10)        72,000
          Division               1998
----------------------------- ----------- --------------- ----------- ----------------- --------------------

1 SALARY - Pursuant to employment agreement, Mrs. Sacks and Schlosberg are entitled to an annual base salary of $194,400 and $180,000 for 2000 and 1999 respectively. For 1998, Mrs. Sacks and Schlosberg agreed to a temporary reduction of their respective salaries to $160,000.

2 BONUS - Payments made in 2001, 2000 and 1999 are for bonuses accrued in 2000, 1999 and 1998.

3 OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus for the years shown.

4 LONG-TERM  INCENTIVE  PLAN PAYOUTS - None paid.  No plan in place.

5 RESTRICTED STOCK AWARDS - The Company does not have a plan for restricted stock awards.

6 Includes $1,921,625 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $5,806 for automobile expense reimbursement.

7 Includes $1,684,125 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise;
and  $5,847  for  automobile   expense   reimbursement.

8 Includes $179,660 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $1,322 for automobile expense reimbursement.

9 Includes $362,040 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $1,400 for automobile expense reimbursement.

10 Includes $6,000 for auto reimbursement expenses and $6,000 for housing expenses in 2000. Includes $5,500 for auto reimbursement expenses and $5,500 for housing expenses in 1999.

ALL OTHER COMPENSATION - none paid

OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 2000

         None.

AGGREGATED OPTION/SAR EXERCISES DURING THE YEAR ENDED DECEMBER 31 2000 AND OPTION/SAR VALUES AT DECEMBER 31, 2000


                                                                                 Number of         Value of unexercised
                                                                                 underlying            in-the-money
                                                                                unexercised           options/SARs at
                                                                              options/SARs at        December 31, 2000
                                                                             December 31, 2000              ($)
                                                                                    (#)
                                                                            --------------------- ------------------------
                                 Shares acquired on          Value              Exercisable/           Exercisable/
            Name                    exercise (#)          Realized ($)         Unexercisable           Unexercisable
------------------------------- --------------------- --------------------- --------------------- ------------------------
Rodney C. Sacks                          -                     -               70,500/67,000 (1)         85,688/0
------------------------------- --------------------- --------------------- --------------------- ------------------------
Hilton H. Schlosberg                     -                     -               70,500/67,000 (1)         85,688/0
------------------------------- --------------------- --------------------- --------------------- ------------------------
Mark J. Hall                             -                     -               68,000/48,000 (2)      180,820/135,120
------------------------------- --------------------- --------------------- --------------------- ------------------------
Kirk S. Blower                           -                     -                2,500/10,000 (3)            0/0
------------------------------- --------------------- --------------------- --------------------- ------------------------
Timothy M. Welch                         -                     -               14,400/57,600 (4)            0/0
------------------------------- --------------------- --------------------- --------------------- ------------------------

1 Includes options to purchase 37,500 shares of common stock at $1.59 per share of which all are exercisable at December 31, 2000, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Messrs. Sacks and Schlosberg, respectively; and options to purchase 100,000 shares of common stock at $4.25 per share of which 33,000 are exercisable at December 31, 2000, granted pursuant to Stock Option Agreements dated February 2, 1999 between the Company and Messrs. Sacks and Schlosberg, respectively.

2 Includes options to purchase 96,000 shares of common stock at $1.06 per share of which 48,000 are exercisable at December 31, 2000, granted pursuant to a Stock Option Agreement dated February 10, 1997 between the Company and Mr. Hall; options to purchase 20,000 shares of common stock at $1.59 per share of which 20,000 are exercisable at December 31, 2000, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Hall.

3 Includes options to purchase 12,500 shares of common stock at $4.25 per share of which 2,500 are exercisable at December 31, 2000, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Blower.

4 Includes options to purchase 72,000 shares of common stock at $4.44 per share of which 14,400 are exercisable at December 31, 2000, granted pursuant to a Stock Option Agreement dated February 1, 1999 between the Company and Mr. Welch.

Performance Graph

         The following graph shows a five-year comparison of cumulative total returns: (1)

                           TOTAL SHAREHOLDER RETURNS

                            ANNUAL RETURN PERCENTAGE

For the years ended December 31,

Company Name/Index                1996      1997      1998      1999      2000
----------------------          --------  --------  --------  --------  --------
HANSEN NAT CORP                   54.59     70.62    196.63    (19.78)   (10.13)
S&P SMALLCAP 600 INDEX            21.32     25.58     (1.31)    12.40     11.80
PEER GROUP                        49.88     34.05    (43.03)     9.99     17.78


                                INDEXED RETURNS

For the years ended December 31,

                         Base
                        Period
Company Name/Index       1995     1996      1997      1998      1999      2000
----------------------  ------  --------  --------  --------  --------  --------
HANSEN NAT CORP           100    154.59    263.76    782.39    627.66    564.05
S&P SMALLCAP 600 INDEX    100    121.32    152.36    150.37    169.02    188.96
PEER GROUP                100    149.88    200.91    114.46    125.90    148.28






1 Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1995. The Company's self-selected peer group is comprised of Saratoga Beverage Group, National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc. and Northland Cranberries. All of the companies in the peer group traded during the entire five-year period with the exception of Saratoga Beverage Group, which traded through 1999, and Triarc Companies, Inc., which sold their beverage business in October 2000.

Employment Agreements

         The Company entered into an employment agreement dated as of January 1, 1999, with Rodney C. Sacks pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer for an annual base salary of $180,000, for the twelve-month period ended December 31, 1999, increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on January 1, 1999 and ends on December 31, 2003.

         The Company also entered into an employment agreement dated as of January 1, 1999, with Hilton H. Schlosberg pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President, Chief Operating Officer, Chief Financial Officer and Secretary for an annual base salary of $180,000, for the twelve-month period ended December 31, 1999, increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on January 1, 2000 and ends on December 31, 2003.

         The preceding descriptions of the employment agreements for Messrs. Sacks and Schlosberg are qualified in their entirety by reference to such agreements which have been filed or incorporated by reference as exhibits to this report.

Directors' Compensation

         The Company's current policy is to pay outside directors (non-executive officers) who are not contractually entitled to be nominated to serve as directors, annual fees of $7,000 plus $500 for each meeting attended of the Board of Directors or any committee thereof. Norman E. Epstein, Benjamin M. Polk and Harold C. Taber, Jr. earned director's fees of $8,000 and Mark S. Vidergauz earned director's fees of $7,500 for the one-year period ended December 31, 2000.

Employee Stock Option Plan

         The Company has a stock option plan (the "Plan") that provides for the grant of options to purchase up to 3,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under
Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, for shares of common stock valued at fair market value on the date of purchase or in consideration of the cancellation of options valued at the difference between the exercise price thereof and the fair market value of the common stock on the date of exercise. The Plan is administered by the Compensation Committee of the Board of Directors of the Company, comprised of directors who have not received grants of options under the Plan. Grants under the Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

(a) The following table sets forth information, as of March 2, 2001, of the only persons known to the Company who beneficially own more than 5% of the outstanding common stock of the Company:

Title            Name and  Address of         Amount and Nature of     Percent
Of Class         Beneficial Owner             Beneficial Ownership     of Class
-------------- ---------------------------- ------------------------ -----------
Common Stock     Brandon Limited
                     Partnership No. 1 (1)       654,822                  6.5%
                 Brandon Limited
                     Partnership No. 2 (2)     2,831,667                 28.2%
                 Rodney C. Sacks (3)           3,967,989 (4)             39.1%
                 Hilton H. Schlosberg (5)      3,929,086 (6)             38.8%


1 The mailing address of Brandon No.1 is P.O. Box 30749, Seven Mile Beach, Grand Cayman, British West Indies. The general partners of Brandon No. 1 are Rodney C. Sacks and Hilton H. Schlosberg.

2 The  mailing  address of Brandon  No. 2 is P.O.  Box 30749,  Seven Mile Beach,
Grand Cayman, British West Indies. The general partners of Brandon No. 2 are Rodney C. Sacks and Hilton H. Schlosberg.

3 The mailing address of Mr. Sacks is 1010 Railroad Street, Corona, California 92882.

4 Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 56,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 94,000 shares presently exercisable under Stock Option Agreements; (iii) 243,546 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children and a trust for the benefit of his children.

5 The mailing address of Mr. Schlosberg is 1010 Railroad Street, Corona, California 92882.

6 Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are jointly owned by Mr. Schlosberg and his wife, 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 56,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock, (ii) the 94,000 shares presently exercisable under Stock Option Agreements; (iii) 247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

(b) The following table sets forth information as to the ownership of shares of common stock, as of March 2, 2001, held by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them:

Title of Class     Name                     Amount Owned      Percent of Class
---------------- ------------------------ ------------------ -------------------
Common Stock       Rodney C. Sacks            3,967,989 (1)         39.1%
                   Hilton H. Schlosberg       3,929,086 (2)         38.8%
                   Harold C. Taber, Jr.         107,419 (3)          1.1%
                   Mark S. Vidergauz              8,000 (4)           * %

Officers and Directors as a group (6 members: 4,526,005 shares or 44.1% in aggregate)


*Less than 1%


1 Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 56,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 94,000 shares presently exercisable under Stock Option Agreements; (iii) 243,546 share held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children and a trust for the benefit of his children.

2 Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are owned jointly by Mr. Schlosberg and his wife; 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 56,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock; (ii) the 94,000 shares presently exercisable under Stock Option Agreements; (iii) 247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

3 Includes 71,137 shares of common stock owned by Mr. Taber; and 36,281.7 shares of common stock owned by the Taber Family Trust of which Mr. Taber and his wife are trustees.

4 Includes options presently exercisable to purchase 8,000 shares of common stock, out of options to purchase a total of 12,000 shares, exercisable at $3.72 per share, granted under a Stock Option Agreement with the Company dated as of June 18, 1998 pursuant to the Directors Plan.

         There are no arrangements known to the Company, the operation of which, may at a subsequent date result in a change of control of the Company.

  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Benjamin M. Polk is a partner in the law firm of Winston & Strawn, a law firm (together with its predecessors) that has been retained by the Company since 1992.

         Rodney C. Sacks is current acting as the sole Trustee of a trust formed pursuant to an Agreement of Trust dated July 27, 1992 for the purpose of holding the Hansen's (R) trademark. The Company and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss or liability arising out of his acting as Trustee.

         During 2000, the Company purchased promotional items from IFM Group, Inc. ("IFM"). Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in IFM. Purchases from IFM of promotional items in 2000, 1999 and 1998 were $115,520, $121,289 and $151,393, respectively. The Company continues to purchase promotional items from IFM Group, Inc. in 2001.

         The preceding descriptions of agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to this Report.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                      FORM 8-K


(a)    1. Exhibits

       See the Index to Exhibits included hereinafter.

       2. Index to Financial Statements filed as part of this Report

       Independent Auditors' Report                                         F-2

       Consolidated Balance Sheets as of December 31, 2000 and 1999         F-3

       Consolidated Statements of Income for the years ended
       December 31, 2000, 1999 and 1998                                     F-4

       Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 2000, 1999 and 1998                         F-5

       Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998                                     F-6

       Notes to Consolidated Financial Statements for the years
       ended December 31, 2000, 1999 and 1998                               F-8

(b)    Financial Statement Schedules

       Valuation and Qualifying Accounts for the years ended
       December 31, 2000, 1999 and 1998                                    F-19

(c)    Reports on Form 8-K

       None

SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION


              By:   /s/ Rodney C. Sacks                  Date:   March 30, 2001
                   ------------------------
                   Rodney C. Sacks
                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                                    Date

/s/ RODNEY C. SACKS         Chairman of the Board of Directors    March 30, 2001
--------------------------  and Chief Executive Officer
Rodney C. Sacks             (Principal Executive Officer)

/s/ HILTON H. SCHLOSBERG    Vice Chairman of the Board of         March 30, 2001
--------------------------  Directors, President, Chief
Hilton H. Schlosberg        Operating Officer, Chief Financial
                            Officer and Secretary

/s/ BENJAMIN M. POLK        Director                              March 30, 2001
--------------------------
Benjamin M. Polk



/s/ NORMAN C. EPSTEIN       Director                              March 30, 2001
--------------------------
Norman C. Epstein



/s/ HAROLD C. TABER, JR.    Director                              March 30, 2001
--------------------------
Harold C. Taber, Jr.



/s/ MARK S. VIDERGAUZ       Director                              March 30, 2001
--------------------------
Mark S. Vidergauz

INDEX TO EXHIBITS

         The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

----------------- ------------------------------------------------------------------------------------------
Exhibit No.       Document Description
----------------- ------------------------------------------------------------------------------------------
2.1               Asset Purchase Agreement among Blue Sky Natural Beverage Co., a Delaware  Corporation,  as
                  Purchaser  and Blue Sky  Natural  Beverage  Co.,  a New Mexico  Corporation  as Seller and
                  Robert Black dated as of September 20, 2000.19
----------------- -------------------------------------------------------------------------------------------
3(a)              Certificate of Incorporation. 1
----------------- -------------------------------------------------------------------------------------------
3(b)              Amendment to Certificate of Incorporation dated October 21, 1992. 2
----------------- -------------------------------------------------------------------------------------------
3(c)              By-Laws.  2
----------------- -------------------------------------------------------------------------------------------
10(c)             Asset Purchase  Agreement dated June 8, 1992 ("Asset  Purchase  Agreement"),  by and among
                  Unipac Corporation ("Unipac"),  Hansen Beverage Company ("Hansen"),  California Co-Packers
                  Corporation  ("Co-Packers"),  South Pacific Beverages,  Ltd. ("SPB"), Harold C. Taber, Jr.
                  ("Taber"),  Raimana  Martin ("R.  Martin"),  Charles Martin ("C.  Martin"),  and Marcus I.
                  Bender  ("Bender"),  and  with  respect  to  certain  provisions,  ERLY  Industries,  Inc.
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
----------------- -------------------------------------------------------------------------------------------
10(i)             Security Agreement dated July 27, 1992 by and between Hansen and ERLY. 2
----------------- -------------------------------------------------------------------------------------------
10(j)             Stock  Option  Agreement  by and between SPB and Unipac  dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(k)             Stock Option  Agreement by and between  Taber and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(l)             Stock  Option  Agreement by and between  Co-Packers  and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(n)             Stock  Option  Agreement  by and between SPB and Unipac  dated July 27, 1992 for an option price of $2.50 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(o)             Stock  Option  Agreement by and between  Co-Packers  and Unipac dated July 27, 1992 for an option price of $2.50 per share. 2
----------------- -------------------------------------------------------------------------------------------
10(p)             Assignment  Agreement re:  Trademarks by and between Hansen's Juices,  Inc.  ("FJC"),  and
                  Hansen, dated July 27, 1992. 8
----------------- -------------------------------------------------------------------------------------------
10(q)             Assignment  of  Trademarks  dated July 27, 1992 by FJC to Gary  Hansen,  Anthony  Kane and
                  Burton S. Rosky,  as trustees under that certain trust  agreement dated July 27, 1992 (the
                  "Trust"). 8
----------------- -------------------------------------------------------------------------------------------
10(r)             Assignment of License by Co-Packers to Hansen dated as of July 27, 1992. 8
----------------- -------------------------------------------------------------------------------------------
10(s)             Employment Agreement between Hansen and Taber dated as of July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(t)             Consulting Agreement by and between Hansen and Black Pearl dated July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(u)             Consulting Agreement by and between Hansen and C. Martin dated July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(w)             Registration Rights Agreement by and among Unipac, SPB, Co-Packers,  Taber, Wedbush Morgan
                  Securities ("Wedbush"), Rodney C. Sacks, and Hilton H. Schlosberg, dated July 27, 1992. 3
----------------- -------------------------------------------------------------------------------------------
10(z)             Soda Side Letter  Agreement  dated June 8, 1992 by and among Unipac,  Hansen,  SPB,  Black
                  Pearl, Tahiti Beverages, S.A.R.L., R. Martin and C. Martin. 4
----------------- -------------------------------------------------------------------------------------------


10(bb)            Hansen/Taber Agreement dated July 27, 1992 by and among Hansen and Taber. 8
----------------- -------------------------------------------------------------------------------------------
10(cc)            Other Beverage License  Agreement dated July 27, 1992 by and between Hansen and the Trust.
                  8
----------------- -------------------------------------------------------------------------------------------
10(dd)            Non-Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
----------------- -------------------------------------------------------------------------------------------
10(ee)            Agreement  of Trust  dated  July 27,  1992 by and among FJC and  Hansen  and Gary  Hansen,
                  Anthony Kane and Burton S. Rosky.  8
----------------- -------------------------------------------------------------------------------------------
10(ff)            Carbonated  Beverage  License  Agreement dated July 27, 1992 by and between Hansen and the
                  Trust.  8
----------------- -------------------------------------------------------------------------------------------
10(gg)            Royalty Sharing Agreement dated July 27, 1992 by and between Hansen and the Trust.  8
----------------- -------------------------------------------------------------------------------------------
10(hh)            Fresh Juices  License  Agreement  dated as of July 27, 1992 by and between  Hansen and the
                  Trust.  8
----------------- -------------------------------------------------------------------------------------------
10(ii)            Incentive  Stock Option  Agreement  dated July 27, 1992 by and between Unipac and Taber at the option price of $2.00 per share.  2
----------------- -------------------------------------------------------------------------------------------
10(jj)            Co-Packing  Agreement  dated November 24, 1992 by and between  Tropicana  Products  Sales,
                  Inc. and Hansen.  4
----------------- -------------------------------------------------------------------------------------------
10(kk)            Office  Lease,  dated  December 16, 1992 by and between Lest C. Smull as Trustee,  and his
                  Successors  under  Declaration of Trust for the Smull family,  dated December 7, 1984, and
                  Hansen.  5
----------------- -------------------------------------------------------------------------------------------
10(ll)            Stock  Option  Agreement  dated as of June 15,  1992 by and  between  Unipac and Rodney C.
                  Sacks.  5
----------------- -------------------------------------------------------------------------------------------
10(mm)            Stock  Option  Agreement  dated as of June 15,  1992 by and  between  Unipac and Hilton H.
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
----------------- -------------------------------------------------------------------------------------------
10(uu)            Standard  Industrial  Lease  Agreement  dated as of April 25, 1997 between Hansen Beverage
                  Company and 27 Railroad Partnership L.P. 9
----------------- -------------------------------------------------------------------------------------------
10(vv)            Sublease  Agreement  dated as of April 25, 1997 between Hansen  Beverage  Company and U.S.
                  Continental Packaging, Inc. 9
----------------- -------------------------------------------------------------------------------------------
10(ww)            Packaging  Agreement  dated  April 14,  1997  between  Hansen  Beverage  Company  and U.S.
                  Continental Packaging, Inc. 10
----------------- -------------------------------------------------------------------------------------------
10(xx)            Revolving  Credit Loan and Security  Agreement dated May 15, 1997 between  Comerica Bank -
                  California and Hansen Beverage Company. 10
----------------- -------------------------------------------------------------------------------------------
10(yy)            Severance and Consulting  Agreement dated as of June 20, 1997 by and among Hansen Beverage
                  Company, Hansen Natural Corporation and Harold C. Taber, Jr. 10
----------------- -------------------------------------------------------------------------------------------
10(zz)            Stock  Option  Agreement  dated  as of  June  20,  1997  by  and  between  Hansen  Natural
                  Corporation and Harold C. Taber, Jr. 10
----------------- -------------------------------------------------------------------------------------------
10 (aaa)          Variable Rate  Installment  Note dated October 14, 1997 between Comerica Bank - California and Hansen Beverage Company. 10
----------------- -------------------------------------------------------------------------------------------
10 (bbb)          Stock  Option  Agreement  dated as of  January  30,  1998 by and  between  Hansen  Natural
                  Corporation and Rodney C. Sacks.11
----------------- -------------------------------------------------------------------------------------------


10 (ccc)          Stock  Option  Agreement  dated as of  January  30,  1998 by and  between  Hansen  Natural
                  Corporation and Hilton S. Schlosberg.11
----------------- -------------------------------------------------------------------------------------------
10 (ddd)          Warrant  Agreement  made as of April 23, 1998 by and between  Hansen  Natural  Corporation and Rick Dees.12
----------------- -------------------------------------------------------------------------------------------
10 (eee)          Modification  to Revolving  Credit Loan and Security  Agreement as of December 31, 1998 by
                  and between Hansen Beverage Company and Comerica Bank - California.13
----------------- -------------------------------------------------------------------------------------------
10 (fff)          Employment  Agreement as of January 1, 2000 by and between Hansen Natural  Corporation and
                  Rodney C. Sacks.13
----------------- -------------------------------------------------------------------------------------------
10 (ggg)          Employment  Agreement as of January 1, 2000 by and between Hansen Natural  Corporation and
                  Hilton S. Schlosberg.13
----------------- -------------------------------------------------------------------------------------------
10 (hhh)          Stock  Option  Agreement  dated as of  February  2,  2000 by and  between  Hansen  Natural
                  Corporation and Rodney C. Sacks.13
----------------- -------------------------------------------------------------------------------------------
10 (iii)          Stock  Option  Agreement  dated as of  February  2,  2000 by and  between  Hansen  Natural
                  Corporation and Hilton S. Schlosberg.13
----------------- -------------------------------------------------------------------------------------------
10 (jjj)          Stock  Repurchase  Agreement  dated as of August 3, 1998,  by and between  Hansen  Natural
                  Corporation and Rodney C. Sacks.14
----------------- -------------------------------------------------------------------------------------------
10 (kkk)          Stock  Repurchase  Agreement  dated as of August 3, 1998,  by and between  Hansen  Natural
                  Corporation and Hilton H. Schlosberg.14
----------------- -------------------------------------------------------------------------------------------
10 (lll)          Assignment  and  Agreement  dated as of September  22, 2000 by the Fresh Juice  Company of
                  California, Inc. and Hansen Beverage Company. 15
----------------- -------------------------------------------------------------------------------------------
10 (mmm)          Settlement  Agreement dated as of September 2000 by and between and among Rodney C. Sacks, as sole Trustee of The Hansen's Trust and Hansen Beverage  Company The Fresh Juice Company
                  of California, Inc. 15
----------------- -------------------------------------------------------------------------------------------
10 (nnn)          Trademark  Assignment  dated as of  September  24,  2000 by and  between  The Fresh  Juice
                  Company  of  California,  Inc.  (Assignor)  and  Rodney C.  Sacks as sole  Trustee  of The
                  Hansen's Trust (Assignee). 15
----------------- -------------------------------------------------------------------------------------------
10 (ooo)          Settlement  Agreement dated as of September 3, 2000 by and between The Fresh Juice Company of  California,  Inc.,  The Fresh  Smoothie  Company,  LLC,  Barry Lublin,  Hansen's Juice
                  Creations,  LLC,  Harvey  Laderman  and Hansen  Beverage  Company and Rodney C. Sacks,  as
                  Trustee of The Hansen's Trust. 15
----------------- -------------------------------------------------------------------------------------------
10 (ppp)          Royalty  Agreement  dated as of April 26, 1996 by and between  Hansen's  Juices,  Inc. and
                  Hansen's Juice Creations, Limited Liability Company. 15
----------------- -------------------------------------------------------------------------------------------
10 (qqq)          Royalty Agreement dated as of April 26, 2000 by and between Gary Hansen,  Anthony Kane and
                  Burton S. Rosky,  as trustees of Hansen's  Trust and Hansen's Juice  Creations,  a limited liability company. 15
----------------- -------------------------------------------------------------------------------------------
10 (rrr)          Letter Agreement dated May 14, 1996. 15
----------------- -------------------------------------------------------------------------------------------
10 (sss)          Amendment to Royalty  Agreement  as of May 9, 1997 by and between The Fresh Juice  Company of California and Hansen's Juice Creations, Limited Liability Company. 15
----------------- -------------------------------------------------------------------------------------------
10 (ttt)          Assignment of License  Agreements  dated as of February 2000 by Hansen's Juice  Creations,
                  LLC (Assignor) to Fresh Smoothie, LLC (Assignee). 15
----------------- -------------------------------------------------------------------------------------------
10 (uuu)          Amendment  to  Revolving  Credit  Loan and  Security  Agreement  between  Comerica  Bank -
                  California and Hansen Beverage Company dated March 28, 2000. 16
----------------- -------------------------------------------------------------------------------------------
10 (vvv)          Endorsement and Spokesman  Arrangement dated as of February 18, 2000 by and between Hansen
                  Beverage Company and Sammy Sosa. 16
----------------- -------------------------------------------------------------------------------------------
10 (www)          Standard  Industrial Lease Agreement dated as of February 23, 2000 between Hansen Beverage
                  Company and 43 Railroad Partnership L.P. 16
----------------- -------------------------------------------------------------------------------------------
10 (xxx)          Amended  and  Restated  Variable  Rate  Installment  Note by and between  Comerica  Bank -
                  California and Hansen Beverage Company. 17
----------------- -------------------------------------------------------------------------------------------
10 (yyy)          Sixth  Modification  to Revolving  Credit Loan & Security  Agreement by and between Hansen
                  Beverage Company and Comerica Bank - California, dated May 23, 2000. 18
----------------- -------------------------------------------------------------------------------------------



----------------- -------------------------------------------------------------------------------------------
10 (zzz)          Contract Brewing  agreement by and between Hard e Beverage  Company and Reflo,  Inc. dated
                  March 23, 2000.  18
----------------- -------------------------------------------------------------------------------------------
10.1              Modification  dated as of  September  19,  2000,  to  Revolving  Credit Loan and  Security
                  Agreement by and between Hansen Beverage Company and Comerica Bank California. 19
----------------- -------------------------------------------------------------------------------------------
21                Subsidiaries  5
----------------- -------------------------------------------------------------------------------------------
23                Independent Auditors' Consent
----------------- -------------------------------------------------------------------------------------------
27                Financial Data Schedule
----------------- -------------------------------------------------------------------------------------------
99.1              Audited  Financial  Statements of Blue Sky Natural Beverage Co., a New Mexico  corporation
                  ("BSNB-NM") for 1999 and 1998. 20
----------------- -------------------------------------------------------------------------------------------
99.2              Unaudited  Balance  Sheet at  September  30, 2000 for BSNB-NM and  Unaudited  Statement of
                  Operations for the nine-months then ended. 20
----------------- -------------------------------------------------------------------------------------------



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

15 Filed previously as an exhibit to Form 10-Q for the period ended September 30, 1999.

16 Filed previously as an exhibit to Form 10-K for the year ended December 31, 1999.

17 Filed previously as an exhibit to Form 10-Q for the period ended March 31, 2000.

18   Filed previously as an exhibit to Form 10-Q for the period ended
     June 30, 2000.

19   Filed previously as an exhibit to Form 8-K dated September 20, 2000.

20   Filed previously as an exhibit to Form 8-K/A dated September 20, 2000.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                         Page

HANSEN NATURAL CORPORATION AND SUBSIDIARIES


Independent Auditors' Report                                              F-2


Consolidated Balance Sheets as of December 31, 2000 and 1999              F-3


Consolidated Statements of Income for the years ended
December 31, 2000, 1999 and 1998                                          F-4


Consolidated Statements of Shareholders' Equity for the years
ended December 31, 2000, 1999 and 1998                                    F-5


Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                          F-6


Notes to Consolidated Financial Statements for the years ended
December 31, 2000, 1999 and 1998                                          F-8


Valuation and Qualifying Accounts for the years ended
December 31, 2000, 1999 and 1998                                         F-19

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 23, 2001


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            2000                    1999
                                                                                          --------                --------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $        130,665        $      2,009,155
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $486,462
    in 2000 and $415,305 in 1999 and promotional allowances
    of $2,583,088 in 2000 and $1,651,604 in 1999)                                           6,584,486               3,751,258
Inventories, net (Note 3)                                                                  10,907,895               9,894,414
Prepaid expenses and other current assets (Note 4)                                            823,387                 553,689
Deferred income tax asset (Note 8)                                                            881,618                 743,364
                                                                                     -----------------       -----------------
    Total current assets                                                                   19,328,051              16,951,880

PROPERTY AND EQUIPMENT, net (Note 5)                                                        1,863,044                 504,191

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,366,358 in 2000 and $2,995,285 in 1999)                                          16,887,914              10,768,493
Deposits and other assets                                                                     665,731                 484,388
                                                                                     -----------------       -----------------
                                                                                           17,553,645              11,252,881
                                                                                     -----------------       -----------------
                                                                                     $     38,744,740        $     28,708,952
                                                                                     =================       =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                                                                     $      3,681,956        $      5,936,873
Accrued liabilities                                                                           607,443                 345,794
Accrued compensation                                                                          281,629                 462,285
Current portion of long-term debt (Note 6)                                                    234,655                 863,501
Income taxes payable (Note 8)                                                                 878,266                 346,636
                                                                                     -----------------       -----------------
    Total current liabilities                                                               5,683,949               7,955,089

LONG-TERM DEBT, less current portion (Note 6)                                               9,731,956                 902,716

DEFERRED INCOME TAX LIABILITY (Note 8)                                                      1,274,139               1,225,271

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY: (Note 9)
Common stock - $0.005 par value; 30,000,000 shares
    authorized; 10,148,882 shares issued, 9,942,121 outstanding
    in 2000; 10,010,084 issued and outstanding in 1999                                         50,744                  50,050
Additional paid-in capital                                                                 11,667,619              11,340,074
Retained earnings                                                                          11,150,878               7,235,752
Common stock in treasury, at cost; 206,761 and 0 shares
    in 2000 and 1999, respectively                                                           (814,545)
                                                                                     -----------------       -----------------
    Total shareholders' equity                                                             22,054,696              18,625,876
                                                                                     -----------------       -----------------
                                                                                     $     38,744,740        $     28,708,952
                                                                                     =================       =================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                                      2000                     1999                     1998
                                                                    --------                 --------                 --------


NET SALES                                                          $ 79,732,709             $ 72,303,186             $ 53,866,294

COST OF SALES                                                        42,646,677               38,776,532               27,332,028
                                                            --------------------     --------------------     --------------------
GROSS PROFIT                                                         37,086,032               33,526,654               26,534,266

OPERATING EXPENSES:
Selling, general and administrative                                  29,814,609               25,337,374               20,217,818
Amortization of trademark license and trademarks                        371,073                  307,823                  296,584
Other operating expenses                                                                         380,378                   60,000
                                                            --------------------     --------------------     --------------------

     Total operating expenses                                        30,185,682               26,025,575               20,574,402
                                                            --------------------     --------------------     --------------------

OPERATING INCOME                                                      6,900,350                7,501,079                5,959,864

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                                          382,152                  170,506                  387,446
Interest income                                                         (12,914)                (118,413)                 (72,352)
Other nonoperating expense                                                                                                 14,719
                                                            --------------------     --------------------     --------------------

     Net nonoperating expense                                           369,238                   52,093                  329,813

                                                            --------------------     --------------------     --------------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                 6,531,112                7,448,986                5,630,051

PROVISION FOR INCOME TAXES (Note 8)                                   2,615,986                2,971,118                2,066,922
                                                            --------------------     --------------------     --------------------

NET INCOME                                                         $  3,915,126             $  4,477,868             $  3,563,129
                                                            ====================     ====================     ====================


NET INCOME PER COMMON SHARE:
     Basic                                                               $ 0.39                   $ 0.45                   $ 0.38
                                                            ====================     ====================     ====================
     Diluted                                                             $ 0.38                   $ 0.43                   $ 0.34
                                                            ====================     ====================     ====================


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                            9,957,743                9,964,778                9,386,688
                                                            ====================     ====================     ====================
     Diluted                                                         10,405,703               10,510,604               10,430,727
                                                            ====================     ====================     ====================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          Retained
                                                          Additional      earnings                                     Total
                                    Common stock            paid-in     (accumulated         Treasury stock        shareholders'
                               ------------------------                                 -------------------------
                                 Shares       Amount        capital       deficit)        Shares       Amount          equity
                               ------------  ----------  -------------- --------------  -----------  ------------ -----------------

Balance,
   January 1, 1998               9,130,869    $ 45,654    $ 10,858,315     $  (943,190)          -     $ -            $  9,960,779

Issuance of common stock           781,036       3,906          72,051                                                      75,957

Compensation expense related
   to issuance of nonqualified
   stock options                                                                64,919                                      64,919

Reduction of tax liability in
   connection with the exercise
   of certain stock options                                    277,399                                                     277,399

Net income                                                                   3,563,129                                   3,563,129
                               ------------  ----------  -------------- --------------- -----------  ------------ -----------------

Balance,
   December 31, 1998             9,911,905      49,560      11,207,765       2,684,858           -             -        13,942,183

Issuance of common stock            98,179         490          38,331                                                      38,821

Compensation expense related to
  issuance of nonqualified
  stock options                                                                 73,026                                      73,026

Reduction of tax liability in
  connection with the exercise
  of certain stock options                                      93,978                                                      93,978

Net income                                                                   4,477,868                                   4,477,868
                               ------------  ----------  -------------- --------------- -----------  ------------ -----------------

Balance,
   December 31, 1999            10,010,084      50,050      11,340,074       7,235,752           -             -        18,625,876

Issuance of common stock           138,798         694         255,945                                                     256,639

Purchase of treasury stock                                                                (206,761)     (814,545)         (814,545)

Reduction of tax liability in
  connection with the exercise
  of certain stock options                                      71,600                                                      71,600

Net income                                                                   3,915,126                                   3,915,126
                               ------------  ----------  -------------- --------------- -----------  ------------ -----------------

Balance,
   December 31, 2000            10,148,882    $ 50,744    $ 11,667,619    $ 11,150,878    (206,761)    $(814,545)     $ 22,054,696
                               ============  ==========  ============== =============== ===========  ============ =================

         See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     2000               1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     3,915,126    $     4,477,868   $     3,563,129
Adjustments to reconcile net income to
   net cash (used in) provided by operating activities:
      Amortization of trademark license and trademarks                                 371,073            307,824           296,584
      Depreciation and other amortization                                              314,662            258,343           246,494
      Loss on disposal of plant and equipment                                           52,786             15,569               317
      Compensation expense related to issuance of stock options                              -             73,026            64,919
      Deferred income taxes                                                            (89,386)           (75,554)          557,461
      Effect on cash of changes in operating assets and liabilities:
        Accounts receivable                                                         (2,833,228)        (1,912,674)         (285,813)
        Inventories                                                                 (1,013,481)        (4,683,337)       (1,295,094)
        Prepaid expenses and other current assets                                     (269,698)          (309,371)          (29,850)
        Accounts payable                                                            (2,254,917)         4,066,620          (324,947)
        Accrued liabilities                                                            261,649            (58,070)          (84,943)
        Accrued compensation                                                          (180,656)           (13,716)          153,887
        Income taxes payable                                                           603,230           (828,571)        1,508,784
                                                                               ----------------   ----------------  ----------------
           Net cash (used in) provided by operating activities                      (1,122,840)         1,317,957         4,370,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (1,191,762)          (258,543)         (435,838)
Proceeds from sale of property and equipment                                            12,433             81,963
Increase in trademark license and trademarks                                        (6,490,494)        (1,072,900)          (91,885)
Decrease in note receivable from director                                                                  20,861            39,391
Increase in deposits and other assets                                                 (181,343)          (272,485)          (26,821)
                                                                               ----------------   ----------------  ----------------
           Net cash used in investing activities                                    (7,851,166)        (1,501,104)         (515,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt                                                         9,204,471            431,250
Principal payments on long-term debt                                                (1,551,049)        (2,072,818)         (520,874)
Issuance of common stock                                                               256,639             27,781            75,957
Purchases of common stock, held in treasury                                           (814,545)
                                                                               ----------------   ----------------  ----------------
           Net cash provided by (used in) financing activities                       7,095,516         (1,613,787)         (444,917)

                                                                               ----------------   ----------------  ----------------
NET (DECREASE) INCREASE IN CASH                                                     (1,878,490)        (1,796,934)        3,410,858
CASH AND CASH EQUIVALENTS, beginning of year                                         2,009,155          3,806,089           395,231
                                                                               ----------------   ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of year                                         $       130,665    $     2,009,155   $     3,806,089
                                                                               ================   ================  ================

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
      Interest                                                                 $       315,876    $       184,891   $       372,256
                                                                               ================   ================  ================
      Income taxes                                                             $     2,067,337    $     3,908,586   $         2,400
                                                                               ================   ================  ================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NONCASH TRANSACTIONS:
      During 2000,  the Company  entered into capital leases of $546,972 for the acquisition of promotional vehicles.
      During  2000,   the  Company  reduced  its  tax  liability  and  increased additional paid-in capital in the amount of $71,600 in connection with the exercise of certain stock options.
      During 2000, the Company issued 15,360 shares of common stock to employees in connection with a net exercise of options to purchase 23,327 shares of common stock.
      During 2000, the Company issued 7,786 shares of common stock to a director in connection with a net exercise of options to purchase 12,000 shares of common stock.
      During 2000, the Company issued 5,652 shares of common stock to a non-employee in connection with a net exercise of options to purchase 10,000 shares of common stock.

      During  1999,  the  Company   reduced  its  tax  liability  and  increased
        additional paid-in capital in the amount of $93,978 in connection with the exercise of certain stock options.
      During 1999, the Company issued 72,866 shares of common stock to employees in connection with a net exercise of options to purchase 93,273 shares of common stock.
      During 1999, the Company issued 8,000 shares of common stock to an employee in connection with the execution of a note receivable in the amount of $11,040.

      During  1998,  the  Company   reduced  its  tax  liability  and  increased
           additional paid-in capital in the amount of $277,399 in connection with the exercise of certain stock options.
      During 1998, the Company issued 554,732 shares of common stock to two officers in connection with a net exercise of options to purchase 725,000 shares of common stock.
      During 1998, the Company issued 138,900 shares of common stock to employees in connection with the net exercise of options to purchase 99,167 shares of common stock.
      During 1998, the Company issued 71,137 shares of common stock to a non-employee in connection with a net exercise of options to purchase 100,000 shares of common stock.





          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. The Company is a holding company and carries on no operating business except through its direct wholly-owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992 and Hard e Beverage Company ("HEB") formerly known as Hard Energy Company, and previously known as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. HBC conducts the vast majority of the Company's operating business and generates substantially all of the Company's operating revenues. During the third quarter of 2000, the Company, through HEB, introduced a malt-based drink called Hard e which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's name. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated and references herein to HEB when used to describe the operating business of HEB, are references to the Hard e brand business of HEB unless otherwise indicated.

         In addition, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. ("Blue Sky"), which was incorporated in Delaware on September 8, 2000, acquired full ownership of and operates the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation ("BSNBC"), under the Blue Sky(R) trademark (Note
         2).

         Nature of Operations - Hansen is engaged in the business of marketing, selling and distributing so-called "alternative" beverage category natural sodas, fruit juices, fruit juice Smoothies, "functional drinks", non-carbonated ready-to-drink iced teas, lemonades and juice cocktails, children's multi-vitamin juice products and still water under the Hansen's(R) brand name as well as nutritional bars and cereals also under the Hansen's(R) brand name, natural sodas under the Blue Sky(R) brand name and malt based drinks under the Hard e brand name, primarily in certain Western states as well as in other states and, on a limited basis, in other countries outside the United States.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hansen and its wholly owned subsidiaries, HBC, HEB and Blue Sky since their respective dates of incorporation. All intercompany balances and transactions have been eliminated in consolidation.

         Reclassifications - Certain reclassifications have been made in the consolidated financial statements to conform to the 2000 presentation.

         Cash and Cash Equivalents - The Company considers certificates of deposit with original maturities of three months or less to be cash and cash equivalents.

         Inventories - Inventories are valued at the lower of first-in, first-out (FIFO) cost or market value (net realizable value).

         Property and Equipment - Property and equipment are stated at cost. Depreciation of furniture, office equipment, equipment and vehicles is based on their estimated useful lives (three to seven years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method.

         Trademark License and Trademarks - Trademark license represents the Company's exclusive world-wide right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters, shelf stable fruit juices and drinks containing fruit juices on a royalty free basis and other non-carbonated beverages and water and non-beverage products in consideration of royalty payments. In September 1999, HBC entered into an Assignment and Agreement with the Fresh Juice Company of California, Inc. ("FJC"), pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company amortizes its trademark license and trademarks over 40 years.

         Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. As of December 31, 2000, management does not believe that the Company's long-lived assets have been impaired.

         Revenue Recognition - The Company records revenue at the time the related products are shipped. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts.

         Freight Costs And Reimbursement Of Freight Costs - In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2000, 1999, and 1998, freight-out costs amounted to $4.9 million, $4.3 million, and $3.0 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

         Advertising - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling, general and administrative expenses amounted to $5.6 million, $5.7 million and $4.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for indirect advertising by them. Promotional allowances amounted to $8.3 million, $6.3 million and $5.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         Net Income Per Common Share - In accordance with SFAS No. 128, Earnings per Share, net income per common share, on a basic and diluted basis, is presented for all periods. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding, if dilutive. Weighted average common equivalent shares include stock options and purchases of the Company's common stock, held in treasury, using the treasury stock method.

         Concentration Risk - Certain of the Company's products utilize components from a limited number of sources. A disruption in production of such components could significantly affect the Company's revenues from those products, as alternative sources of such components may not be available at commercially reasonable rates or within a reasonably short time period. The Company continues to take steps on an ongoing basis to secure the availability of alternative sources for such components and minimize the risk of any disruption in production.

         One customer accounted for approximately 23%, 25% and 27% of the Company's sales for the years ended December 31, 2000, 1999 and 1998, respectively. A decision by that, or any other major customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

         Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

         Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2000, management believes that the carrying amount of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2000, approximates fair value.

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

         New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives many now meet the definition of a derivative. SFAS No. 133 requires derivatives to be reported as assets or liabilities at fair value, and is effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations or cash flows of the Company.

         In December 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial
         Statements ("SAB No. 101"). SAB No. 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition and accounting for deferred costs in the consolidated financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policy, there was no material impact to the Company's financial position and consolidated statements of income from the adoption of SAB No. 101.

2.       ACQUISITION

         On September 20, 2000, the Company acquired through its subsidiary, Blue Sky, the beverage business of BSNBC, including the Blue Sky(R) trademarks and certain other assets for a purchase price of $6.5 million. The Blue Sky(R) products include a range of all-natural carbonated sodas and seltzers that are marketed throughout the United States and in certain international markets, principally to the health food trade. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. Accordingly, the purchase price, inclusive of certain acquisition costs, was allocated to the tangible and intangible assets acquired based on a valuation of their respective fair values at the date of acquisition. The purchase price, inclusive of certain acquisition costs, was financed through the Company's credit facility (Note 6).

         Trademarks acquired will be amortized on a straight-line basis over 40 years. The operating results of Blue Sky have been included in the Company's results of operations since the date of acquisition.

3.       INVENTORIES

         Inventories consist of the following at December 31:

                                              2000                 1999
                                            --------             --------
         Raw materials                    $ 4,704,363          $ 3,615,269
         Finished goods                     6,371,941            6,442,193
                                          ------------         ------------
                                           11,076,304           10,057,462
         Less inventory reserves             (168,409)            (163,048)
                                          ------------         ------------
                                          $10,907,895          $ 9,894,414
                                          ============         ============

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         In January 1994, the Company entered into an agreement with a barter company for the exchange of certain inventory for future advertising and marketing credits. The Company assigned a value of $490,000 to these credits based on the net realizable value of the inventory exchanged. As of December 31, 2000, unused advertising and marketing credits totaled $111,000. Although such credits remain available for use by the Company through January 2002, management was unable to estimate their remaining net realizable value at December 31, 1997. Accordingly, in the year ended December 31, 1997, the Company fully reserved against and expensed such advertising and marketing credits.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                 2000                  1999
                                               --------              --------
         Leasehold improvements             $   153,812            $    61,277
         Furniture and office equipment         662,481                546,105
         Equipment and vehicles               1,555,008                768,576
         Machinery in progress                  569,432
                                           --------------         --------------
                                              2,940,773              1,375,958
         Less accumulated depreciation
            and amortization                 (1,077,689)              (871,767)
                                          ---------------         --------------
                                            $ 1,863,044            $   504,191
                                          ===============         ==============

6.       LONG-TERM DEBT

         In 1997, the Company obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loans were secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. That facility was subsequently modified from time to time and on September 19, 2000, the Company entered into a modification agreement with Comerica to amend certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Further, the rate of interest payable by the Company on advances under the line of credit are based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of the Company from time to time.

         The initial use of proceeds under the Modification Agreement was to pay the seller in connection with the acquisition of the Blue Sky business, to repay the remaining $807,000 balance due under the term loan and to finance working capital. The Company's outstanding borrowings on the line of credit at December 31, 2000 were $9.2 million.

         The credit facility contains financial covenants which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. At December 31, 2000 and 1999, respectively, the Company was in compliance with all covenants.

         During the year ended December 31, 2000, the Company entered into capital leases for acquisition of certain vehicles, payable over a five-year period and having an effective interest rate of 8.8%. At December 31, 2000, the assets acquired under capital leases had a net book value of $519,688, net of accumulated depreciation of $66,819.

         Long-term debt consists of the following at December 31:

                                                                                      2000                  1999
                                                                                    --------              --------
        Line  of  credit  to  Comerica,   collarteralized   by   substantially
        all   of   HBC's   assets,   at  an   effective   interest   rate   of
        9.5% as of  December 31, 2000                                               $9,164,884          $     -

        Note payable to Comerica,  collateralized  by substantially all of HBC's assets, payable in variable amounts of principal and interest
        which escalate over time. Note was repaid during 2000                                             1,331,881

        Note  payable in  connection  with the  acquisition  of the  Hansen's(R)
        trademark and trade name, payable in three equal annual  installments of
        $143,750 each, due between August 2, 2000 and August 2, 2000                   287,500              431,250

        Capital leases,  collateralized  by vehicles  acquired,  payable over 60 months in monthly  installments  at an effective  interest rate of 8.8%,
        with final payments ending in 2005                                             514,227

        Other                                                                                                 3,086
                                                                                ------------------    ------------------
                                                                                     9,966,611            1,766,217
        Less: current portion of long-term debt                                       (234,655)            (863,501)
                                                                                ------------------    ------------------
                                                                                    $9,731,956          $   902,716
                                                                                ==================    ==================

          Long-term debt is payable as follows:

               Year ending December 31:
               2001                                             $   234,655
               2002                                                 242,502
               2003                                                 107,316
               2004                                               1,481,545
               2005                                               1,900,593
               Thereafter                                         6,000,000
                                                                ------------
                                                                $ 9,966,611
                                                                ============

         Interest expense amounted to $380,651, $168,131 and $368,896, for the years ended December 31, 2000, 1999 and 1998, respectively.

7.       COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company's warehouse facility and corporate offices are leased for a period of 10 years from October 20, 2000, when the Company first occupied the facility. The facility lease and certain equipment and other non-cancelable operating leases expire through 2010. The facility lease has scheduled rent increases which are accounted for on a straight-line basis. Rent expense under such leases amounted to $416,505, $391,000 and $369,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Future minimum rental payments at December 31, 2000 under the leases referred to above are as follows:

              Year ending December 31:
              2001                                       $   605,779
              2002                                           602,179
              2003                                           623,367
              2004                                           629,256
              2005                                           637,059
              Thereafter                                   3,199,953
                                                         ------------
                                                         $ 6,297,593
                                                         ============

         Employment and Consulting Agreements - The Company entered into an employment agreement with Rodney C. Sacks dated as of January 1, 1999, pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer, and entered into an employment agreement with Hilton H. Schlosberg dated as of January 1, 1999, pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President and Chief Financial Officer for an annual base salary of $180,000 each, increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors of the Company and certain fringe benefits for the period commencing January 1, 1999 and ending December 31, 2003. After such date, such agreements provide for automatic annual renewals unless written notice is delivered to each of them by June 30, 2003 or any subsequent June 30 thereafter.

         Purchase  Commitments  - As of December 31, 2000,  the Company had open
         long-term   purchase   commitments   for   certain   raw  materials  of
         approximately $814,000.

         Litigation - The Company is subject to, and involved in, claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

8.       INCOME TAXES

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

         Components of the income tax provision are as follows:

                                                                           Year Ended December 31,

                                                            2000                    1999                    1998
                                                          --------                --------                --------
         Current income taxes:
         Federal                                         $2,106,316              $2,409,512             $1,180,688
         State                                              599,056                 637,160                328,773
                                                      ------------------      ------------------      -----------------
                                                          2,705,372               3,046,672              1,509,461
         Deferred income taxes:
         Federal                                            (57,309)                (97,681)               675,528
         State                                              (32,077)                 22,127                159,813
         Less change in valuation allowance                                                               (277,880)
                                                      ------------------      ------------------      -----------------
                                                            (89,386)                (75,554)               557,461
                                                      ------------------      ------------------      -----------------
                                                         $2,615,986              $2,971,118             $2,066,922
                                                      ==================      ==================      =================


         The differences between the income tax provision that would result from applying the 34% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

                                                                       Year Ended December 31,

                                                            2000                1999                 1998
                                                          --------            --------             --------
         Income tax provision using the statutory
             rate                                        $2,220,578          $2,532,655            $1,914,217
         State taxes, net of federal tax benefit            380,945             434,604               295,272
         Change in utilization of certain net
             operating losses                                                                         106,718
         Permanent differences                               31,865               3,859                 6,318
         Other                                              (17,402)                                   22,277
         Change in valuation allowance                                                               (277,880)
                                                       ----------------    ----------------     ---------------
                                                         $2,615,986          $2,971,118            $2,066,922
                                                       ================    ================     ===============

         Major components of the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                                     2000                 1999
                                                                   --------             --------
        Reserves for returns                                    $   130,642          $   111,681
        Reserves for bad debts                                       51,910               45,192
        Reserves for obsolescence                                    72,146               69,850
        Reserves for marketing development fund                     221,319              159,327
        Capitalization of inventory costs                           136,284               72,670
        State franchise tax                                         243,328              267,189
        Accrued compensation                                         25,989               17,456
        Stock-based compensation                                                          59,096
        Amortization of trademark license                        (1,421,415)          (1,412,994)
        Amortization of graphic design                              151,844              124,664
        Depreciation                                                 (4,568)               3,962
                                                                ---------------      ---------------
                                                                $  (392,521)         $  (481,907)
                                                                ===============      ===============


         During the year ended December 31, 1999, the Company was audited by the Internal Revenue Service ("IRS Audit") for the years ended December 31, 1998, 1997 and 1996. Based on the results of the IRS Audit, certain deductions taken in certain years were postponed until later years. The effect thereof on the Company's provision for income taxes for the year ended December 31, 1999 was immaterial.

9.       STOCK OPTIONS AND WARRANTS

         The Company has two stock option plans, the Employee Stock Option Plan ("the Plan") and the Outside Directors Stock Option Plan ("Directors Plan").

         The Plan provided for the granting of options to purchase not more than 2,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries. During 1999, the Company amended the Plan to provide for the granting of options to purchase up to an additional 1,000,000 shares under the Plan. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 2000, options to purchase 2,150,200 shares of Hansen common stock had been granted under the Plan, net of options that have expired, and options to purchase 849,800 shares of Hansen common stock remain available for grant under the Plan.

         The Directors Plan provides for the grant of options to purchase up to 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 2000, options to purchase 36,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 64,000 shares of Hansen common stock remained available for grant.

         For the years ended December 31, 2000, 1999 and 1998, the Company granted 189,000, 424,000 and 297,500 options to purchase shares under the Plan and Directors Plan at a weighted average grant date fair value of $2.26, $2.52 and $1.18, respectively. Additional information regarding the Plan and the Directors Plan is as follows:


                                                  2000                       1999                       1998
                                                --------                   --------                   --------
                                                       Weighted                   Weighted                  Weighted
                                                        average                   average                    average
                                                       exercise                   exercise                  exercise
                                           Shares        price        Shares       price       Shares         price
                                       -------------   ---------   -----------    ---------  -----------   ----------

             Options outstanding,
                beginning of year        1,093,327         $2.60     833,900         $1.49    1,475,500        $1.34
             Options granted               189,000         $4.15     424,000         $4.38      297,500        $2.04
             Options                       (38,327)        $1.49     (93,573)        $1.35     (919,900)       $1.49
             exercised
             Options canceled or
               expired                    (109,600)        $3.17     (71,000)        $1.82      (19,200)       $1.11
                                       -------------               -----------               ------------
             Options outstanding,
                end of year              1,134,400         $2.84   1,093,327         $2.60      833,900        $1.49
                                       =============               ===========               ============

             Option price range                         $0.75 to                  $0.75 to                  $0.72 to
                end of year                               $5.25                     $5.25                     $4.50


         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1997 has been excluded from the pro forma calculation; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in the years 1998 through 2000 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:


                                                    2000                1999                1998
         Net income, as reported                  $3,915,126          $4,477,868         $3,563,129
         Net income, pro forma                    $3,670,524          $4,176,799         $3,383,375

         Net income  per  common  share,
             as reported
            Basic                                      $0.39               $0.45              $0.38
            Diluted                                    $0.38               $0.43              $0.34

         Net income  per  common  share,
             pro forma
            Basic                                      $0.37               $0.42              $0.36
            Diluted                                    $0.35               $0.40              $0.32

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         weighted-average assumptions used for grants in:

                                                          Risk-Free
                 Dividend Yield   Expected Volatility   Interest Rate    Expected Lives
                 --------------   -------------------   -------------    --------------
         2000          0%                48%                  6.0%           6 years
         1999          0%                60%                  4.8%           5 years
         1998          0%                72%                  5.2%           4 years


         The Company has granted warrants to various non-employees to purchase shares of Hansen common stock. Such warrants vest in various increments over an eighteen-month to three-year period.

         For the year ended December 31, 1998, the Company granted 180,000 warrants to purchase shares at a weighted average grant date fair value of $1.08. No warrants were granted for the years ended December 31, 2000 and 1999, respectively. Additional information regarding non-employee stock options and warrants is as follows:

                                                        2000                       1999                      1998
                                                      --------                   --------                  --------
                                                            Weighted                   Weighted                  Weighted
                                                             average                    average                   average
                                                            exercise                   exercise                  exercise
                                               Shares         price        Shares        price       Shares        price
                                             ------------ -----------  ------------ ------------ ------------ ------------

        Options and warrants
          outstanding, beginning of year       137,000        $2.37        225,000       $2.29       145,000      $ 1.42
        Options and warrants granted                                                                 180,000      $ 2.48
        Options and warrants exercised        (117,000)       $2.48        (30,000)      $1.50      (100,000)     $ 1.38
        Options and warrants canceled  or
          expired                              (20,000)       $1.72        (58,000)      $2.50
                                             ------------              ------------              ------------
        Options and warrants outstanding,
          end of year                             -                        137,000       $2.37       225,000      $ 2.29
                                             ============              ============              ============

        Option and warrant price range,                                                $1.50 to                  $ 1.50 to
           end of year                                                                   $3.75                    $ 3.75


         The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                                    Options Outstanding                          Options Exercisable
                                   ------------------------------------------------------- ---------------------------------
                                                          Weighted
                                        Number            average       Weighted average        Number          Weighted
                                    outstanding at       remaining          exercise        exercisable at       average
         Range of exercise prices  December 31, 2000    contractual           price        December 31, 2000    exercise
                                                      life (in years)                                             price
                                   ------------------ ----------------- ------------------ ------------------ --------------
             $0.75 to $1.13             264,000              2                $1.00             144,000           $0.98
             $1.59 to $1.79             280,400              2                $1.61             274,400           $1.61
             $2.50 to $3.72              73,000              5                $3.45               8,000           $3.72
             $4.19 to $4.38             357,000              4                $4.26              91,800           $4.25
             $4.44 to $5.25             160,000              5                $4.60              29,000           $4.56
                                     -----------                                               ---------
                                      1,134,400                                                 547,200
                                     ===========                                               =========

10.      EMPLOYEE BENEFIT PLAN

         Employees of Hansen Natural Corporation may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee's earnings. Matching contributions were $49,323, $37,274 and $29,438, for the years ended December 31, 2000, 1999 and 1998, respectively.

11.      RELATED PARTY TRANSACTIONS

         A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred to such firm in connection with services rendered to the Company during the years ended December 31, 2000, 1999 and 1998 were $180,954, $414,932 and $173,673 respectively.

         A director of the Company was a consultant to the Company from July 1997 through June 1999. Expenses incurred to such director in connection with consulting services rendered to the Company during the years ended December 31, 1999 and 1998 were $30,000 and $60,000, respectively.

         Two directors of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred to such company in connection with promotional materials purchased during the years ended December 31, 2000, 1999 and 1998, were $115,520, $121,289 and $151,393, respectively.

12.      QUARTERLY FINANCIAL DATA (Unaudited)

                                     Net               Gross                   Net             Net Income per Common Share
                                    Sales              Profit                 Income            Basic              Diluted
                               ----------------    ---------------        ---------------     -----------         ----------
      Quarter ended:
       March 31, 2000             $ 15,978,002       $  7,203,960            $   688,103        $0.07               $0.07
       June 30, 2000                22,666,775         10,691,928              1,652,087         0.17                0.16
       September 30, 2000           22,701,624         10,978,326              1,365,188         0.13                0.13
       December 31, 2000            18,386,308          8,211,818                209,748         0.02                0.02
                               ----------------    ---------------        ---------------     -----------         -----------
                                  $ 79,732,709       $ 37,086,032            $ 3,915,126        $0.39               $0.38
                               ================    ===============        ===============     ===========         ===========

      Quarter ended:
       March 31, 1999             $ 15,229,104       $  7,407,679            $   908,912        $0.09               $0.09
       June 30, 1999                19,142,247          8,980,540              1,440,190         0.15                0.14
       September 30, 1999           20,491,265          9,430,337              1,336,768         0.13                0.12
       December 31, 1999            17,440,570          7,708,098                791,998         0.08                0.08
                               ----------------    ---------------        ---------------     -----------         -----------
                                  $ 72,303,186       $ 33,526,654            $ 4,477,868        $0.45               $0.43
                               ================    ===============        ===============     ===========         ===========

         Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                  Balance at           Charged to
                  beginning of          cost and                    Balance at end
Description       period                expenses     Deductions       of period
------------     ---------------     -------------  ------------   ----------------

Allowance for doubtful accounts, sales returns and cash discounts:

2000             $      415,305         2,171,731    (2,100,574)     $     486,462
1999             $      378,641         1,478,889    (1,442,225)     $     415,305
1998             $      315,629         1,432,404    (1,369,392)     $     378,641

Promotional allowances:

2000             $    1,651,604         8,295,866    (7,364,382)     $   2,583,088
1999             $    1,608,123         6,337,903    (6,294,422)     $   1,651,604
1998             $    1,067,749         5,584,000    (5,043,626)     $   1,608,123

Inventory reserves:

2000             $      163,048           249,067      (243,706)     $     168,409
1999             $      268,233           151,091      (256,276)     $     163,048
1998             $      383,227             4,027      (119,021)     $     268,233
