Form 10-Q
period 2001-03-31
HANSEN NATURAL CORP
filed 2001-05-09
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2001     Commission file number 0-18761


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


                                   Yes X   No




              The registrant had 10,045,003 shares of common stock
                          outstanding as of May 1, 2001

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                 March 31, 2001

                                      INDEX



                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001
                     and December 31, 2000                                     3

                  Consolidated Statements of Income for the
                     three-months ended March 31, 2001 and 2000                4

                  Consolidated Statements of Cash Flows for the
                     three-months ended March 31, 2001 and 2000                5

                  Notes to Consolidated Financial Statements for the
                     three-months ended March 31, 2001 and year
                     ended December 31, 2000                                   6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       7


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                              12

Item 6.           Exhibits and Reports on Form 8-K                            12

                  Signatures                                                  12

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                          March 31,             December 31,
                                                                                            2001                    2000
                                                                                            ----                    ----
                                                                                         (Unaudited)
                                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $         193,626       $        130,665
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $771,150
    in 2001 and $486,462 in 2000 and promotional allowances
    of $2,752,010 in 2001 and $2,583,088 in 2000)                                            6,326,432              6,584,486
Inventories, net                                                                            10,192,788             10,907,895
Prepaid expenses and other current assets                                                    1,003,669                823,387
Deferred income tax asset                                                                      881,618                881,618
                                                                                     ------------------      -----------------
    Total current assets                                                                    18,598,133             19,328,051

PROPERTY AND EQUIPMENT, net                                                                  1,868,088              1,863,044

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,489,590 in 2001 and $3,366,358 in 2000)                                           16,774,691             16,887,914
Deposits and other assets                                                                      680,354                665,731
                                                                                     ------------------      -----------------
    Total intangible and other assets                                                       17,455,045             17,553,645
                                                                                     ------------------      -----------------
                                                                                     $      37,921,266       $     38,744,740
                                                                                     ==================      =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                     $       4,027,810       $      3,681,956
Accrued liabilities                                                                            496,396                607,443
Accrued compensation                                                                            86,369                281,629
Current portion of long-term debt                                                              236,553                234,655
Income taxes payable                                                                           849,166                878,266
                                                                                     ------------------      -----------------
    Total current liabilities                                                                5,696,294              5,683,949

LONG-TERM DEBT, less current portion                                                         8,542,068              9,731,956

DEFERRED INCOME TAX LIABILITY                                                                1,274,139              1,274,139

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares authorized; 10,251,764 shares issued, 10,045,003 outstanding
    in 2001; 10,148,882 shares issued, 9,942,121 outstanding in 2000.                           51,259                 50,744
Additional paid-in capital                                                                  11,695,725             11,667,619
Retained earnings                                                                           11,476,326             11,150,878
Common stock in treasury; at cost - 206,761 shares
    in 2001 and 2000 respectively                                                             (814,545)              (814,545)
                                                                                     ------------------      -----------------
    Total shareholders' equity                                                              22,408,765             22,054,696
                                                                                     ------------------      -----------------
                                                                                     $      37,921,266       $     38,744,740
                                                                                     ==================      =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                                   2001                        2000
                                                                                   ----                        ----
NET SALES                                                                  $         18,768,796         $        15,978,002

COST OF SALES                                                                        10,518,471                   8,774,042
                                                                           ---------------------        --------------------

GROSS PROFIT                                                                          8,250,325                   7,203,960

OPERATING EXPENSES:
Selling, general and administrative                                                   7,383,006                   5,953,412
Amortization of trademark license and trademarks                                        123,232                      82,659
                                                                           ---------------------        --------------------

     Total operating expenses                                                         7,506,238                   6,036,071
                                                                           ---------------------        --------------------

OPERATING INCOME                                                                        744,087                   1,167,889

NON-OPERATING EXPENSE (INCOME):
Interest and financing expense                                                          202,956                      28,295
Interest income                                                                          (1,284)                     (7,244)
                                                                           ---------------------        --------------------

     Net non-operating expense                                                          201,672                      21,051

                                                                           ---------------------        --------------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                                   542,415                   1,146,838

PROVISION FOR INCOME TAXES                                                              216,967                     458,735
                                                                           ---------------------        --------------------

NET INCOME                                                                 $            325,448         $           688,103
                                                                           =====================        ====================


NET INCOME PER COMMON SHARE:
     Basic                                                                 $               0.03         $              0.07
                                                                           =====================        ====================
     Diluted                                                               $               0.03         $              0.07
                                                                           =====================        ====================


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                                           10,009,955                   9,998,657
                                                                           =====================        ====================
     Diluted                                                                         10,306,699                  10,481,940
                                                                           =====================        ====================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                                     2001                2000
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $       325,448     $       688,103
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
       Amortization of trademark license and trademarks                                123,232              82,414
       Depreciation and other amortization                                              97,654              45,995
       Effect on cash of changes in operating assets and liabilities:
        Accounts receivable                                                            258,054            (493,064)
        Inventories                                                                    715,107            (100,440)
        Prepaid expenses and other current assets                                     (180,282)           (153,340)
        Accounts payable                                                               345,854          (1,384,801)
        Accrued liabilities                                                           (111,047)           (105,651)
        Accrued compensation                                                          (195,260)           (420,656)
        Income taxes payable                                                           (29,100)            423,929
                                                                               ----------------    ----------------
          Net cash provided by (used in) operating activities                        1,349,660          (1,417,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                    (102,698)           (138,306)
Increase in trademark license and trademarks                                           (10,009)             (4,431)
Increase in deposits and other assets                                                  (14,623)           (127,191)
                                                                               ----------------    ----------------
          Net cash used in investing activities                                       (127,330)           (269,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt                                                                              350,000
Principal payments on long-term debt                                                (1,187,990)           (178,085)
Issuance of common stock                                                                28,621             230,000
Purchases of common stock, held in treasury                                                               (589,944)
                                                                               ----------------    ----------------
          Net cash used in financing activities                                     (1,159,369)           (188,029)

                                                                               ----------------    ----------------
NET INCREASE (DECREASE) IN CASH                                                         62,961          (1,875,468)
CASH AND CASH EQUIVALENTS, beginning of the period                                     130,665           2,009,155
                                                                               ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of the period                                   $       193,626     $       133,687
                                                                               ================    ================


SUPPLEMENTAL INFORMATION
 Cash paid during the period for:
       Interest                                                                $       215,395     $        22,078
                                                                               ================    ================
       Income taxes                                                            $       246,067     $        34,806
                                                                               ================    ================

NONCASH TRANSACTIONS:
       During the three month period ended March 31, 2001, the Company issued
            84,882 shares of common stock to employees in connection with a net exercise of options to purchase 134,500 shares of common stock.

       During the three month period ended March 31, 2000, the Company issued
            4,114 shares of common stock to employees in connection with a net exercise of options to purchase 5,600 shares of common stock.

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED
MARCH 31, 2001 (Unaudited) AND YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

  1.              BASIS OF PRESENTATION

         Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2000, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"). Additionally, the Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. The information set forth in these interim consolidated financial statements for the three months ended March 31, 2001 and 2000 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

  2.              INVENTORIES

         Inventories consist of the following at:

                                            March 31,             December 31,
                                              2001                     2000
                                           (Unaudited)
                                       ------------------      -----------------
         Raw materials                    $  4,777,510            $ 4,704,363
         Finished goods                      5,587,809              6,371,941
                                       ------------------      -----------------
                                            10,365,319             11,076,304
         Less inventory reserves              (172,531)              (168,409)
                                       ------------------      -----------------
                                          $ 10,192,788            $ 10,907,895
                                       ==================      =================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

     The increase in sales during the first quarter of 2001 was primarily attributable to sales of the Blue Sky Natural Sodas, which business was acquired during the third quarter of 2000, and increased sales of the Company's functional drinks in 8.2-ounce slim cans. The Company also benefited from sales of Hard e, a malt based alcoholic drink, which was introduced in the third quarter of 2000, and increased sales of apple juice, juice blends and Natural Sodas. The increase in net sales was partially offset by decreased sales of the Company's children's multi-vitamin juice drinks in 8.45-ounce aseptic packages, Smoothies in glass and polyethylene terephthalate ("P.E.T.") bottles and Signature Sodas.

     The decrease in gross profit margin as a percentage of net sales to 44.0% for the quarter ended March 31, 2001 from 45.1% for the quarter ended March 31, 2000 was due primarily to a change in the product mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended March 31, 2001 Compared to the Three-months Ended March 31, 2000

     Net Sales. For the three-months ended March 31, 2001, net sales were $18.8 million, an increase of $2.8 million or 17.5% higher than the $16.0 million net sales for the three-months ended March 31, 2000. The increase in net sales was primarily attributable to sales of the Blue Sky Natural Sodas, which business was acquired in the third quarter of 2000, and increased sales of the Company's functional drinks in 8.2-ounce slim cans. The Company also benefited from sales of Hard e, a malt based alcoholic drink, which was introduced in the third quarter of 2000 and increased sales of apple juice, juice blends and Natural Sodas. The increase in net sales was partially offset by decreased sales of the Company's children's multi-vitamin juice drinks in 8.45-ounce aseptic packages, Smoothies in glass and P.E.T. bottles and Signature Sodas.

     Gross Profit. Gross profit was $8.3 million for the three-months ended March 31, 2001, an increase of $1.1 million or 14.5% higher than the gross profit for the three-months ended March 31, 2000 of $7.2 million. Gross profit as a percentage of net sales, however, decreased to 44.0% for the three-months ended March 31, 2001 from 45.1% for the three-months ended March 31, 2000. The decrease in gross profit as a percentage of net sales was primarily attributable to a change in the product mix.

     Total Operating Expenses. Total operating expenses were $7.5 million for the three-months ended March 31, 2001, an increase of $1.5 million or 24.4% higher than total operating expenses of $6.0 million for the three-months ended March 31, 2000. Total operating expenses as a percentage of net sales increased to 40.0% for the three-months ended March 31, 2001 from 37.8% for the three-months ended March 31, 2000. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses and, to a lesser extent, increased amortization of trademark license and trademarks due to the acquisition of the Blue Sky trademark in the third quarter of 2000.

     Selling, general and administrative expenses were $7.4 million for the three-months ended March 31, 2001, an increase of $1.4 million or 24.0% higher than selling, general and administrative expenses of $6.0 million for the three-months ended March 31, 2000. The increase in selling expenses was primarily attributable to increased promotional allowances granted to customers, increased payroll expenses primarily for selling and marketing support activities, and increased expenditures for in-store demonstrations, merchandise displays, premiums, sponsorships and indirect sales support expenses. The increase in general and administrative expenses was primarily attributable to increased legal, insurance, travel and other operating expenses to support the increase in sales.

     Operating Income. Operating income was $744,000 for the three-months ended March 31, 2001, a decrease of $424,000 or 36.3% lower than operating income of $1.2 million for the three-months ended March 31, 2000. Operating income as a percentage of net sales decreased to 4.0% for the three-months ended March 31, 2001 from 7.3% for the three-months ended March 31, 2000. The decrease in operating income was attributable to a $1.5 million increase in operating expenses which was partially offset by a $1.1 million increase in gross profit. The 3.3% decrease in operating income as a percentage of net sales was partially attributable to a 1.1% decrease in gross profit as a percentage of net sales and a 2.2% increase in operating expenses as a percentage of net sales.

     Net Non-operating Expense. Net non-operating expense was $202,000 for the three-months ended March 31, 2001, an increase of $181,000 over net non-operating expense of $21,000 for the three-months ended March 31, 2000. Net non-operating expense was primarily attributable to increased interest expense incurred on the Company's increased borrowings, which were primarily attributable to the acquisition of the Blue Sky business and the financing of vehicles acquired by the Company.

     Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2001 was $217,000 as compared to provision for income taxes of $459,000 for the comparable period in 2000. The $242,000 decrease in provision for income taxes was primarily attributable to the decrease in operating income and an increase in non-operating expense.

     Net Income. Net income was $325,000 for the three-months ended March 31, 2001, a decrease of $363,000 or 53% lower than net income of $688,000 for the three-months ended March 31, 2000. The decrease in net income was attributable to the increase in operating expenses of $1.5 million and the increase in non-operating expense of $181,000 which was partially offset by the increase in gross profit of $1.1 million and the decrease in provision for income taxes of $242,000.

Liquidity and Capital Resources

     As of March 31, 2001, the Company had working capital of $12.9 million, as compared to working capital of $13.6 million as of December 31, 2000. The decrease in working capital was primarily attributable to the repayment of a portion of Company's long-term debt and the acquisition of property and equipment. The decrease was partially offset by net income earned after adjustment for certain noncash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization as well as the issuance of common stock.

     Net cash provided by operating activities was $1.3 million for the three-months ended March 31, 2001 as compared to net cash used in operating activities of $1.4 million for the comparable period in 2000. This consisted of net income plus amortization of trademark license and trademarks, depreciation and other amortization, decreases in accounts receivable and inventories , and a small increase in current liabilities which was partially offset by increases in prepaid expenses and other current assets.

     Net cash used in investing activities decreased to $127,000 for the three-months ended March 31, 2001 as compared to net cash used in investing activities of $270,000 for the comparable period in 2000. This consisted primarily of purchases of property and equipment, increases in trademark license and trademarks, and increases in deposits and other assets. Management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand, as well as the development and introduction of new product lines. The Company may require additional capital resources in for or as a result of any such activities or transactions, depending upon the cash requirements relating thereto. Any such activities or transactions will also be subject to the terms and restrictions of HBC's credit facilities.

     Net cash used in financing activities increased to $1.2 million for the three-months ended March 31, 2001 as compared to net cash used in financing activities of $188,000 for the comparable period in 2000. The increase in net cash used in financing activities was primarily attributable to increased principal payments of long-term debt.

     HBC's revolving line of credit has been renewed by its bank until September 2005. The rate of interest payable by the Company on advances under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5% depending upon certain financial ratios of the Company from time to time. As of March 31, 2001, approximately $8.0 million was outstanding under the revolving line of credit.

     The credit facility contains financial covenants, which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. As of March 31 2001, the Company was in compliance with all covenants.

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of common stock of the Company, as well as any purchases of capital assets or equipment over the current year.

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

o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of its functional drinks in 8.2-ounce slim cans, Smoothies in 11.5 ounce cans and other products.

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   May 9, 2001                     /s/ RODNEY C. SACKS
                                        -------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date:   May 9, 2001                     /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President, Chief Operating Officer,
                                        Chief Financial Officer and Secretary