Form 10-Q
period 2001-06-30
HANSEN NATURAL CORP
filed 2001-08-14
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2001      Commission file number 0-18761


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


                                    Yes X No




              The registrant had 10,045,003 shares of common stock
                        outstanding as of July 24, 2001

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                  June 30, 2001

                                      INDEX



                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001
                     and December 31, 2000                                  3

                  Consolidated Statements of Income for the
                     three and six-months ended June 30, 2001 and 2000      4

                  Consolidated Statements of Cash Flows for the
                     six-months ended June 30, 2001 and 2000                5

                  Notes to Consolidated Financial Statements for the
                     six-months ended June 30, 2001 and year
                     ended December 31, 2000                                6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    7


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                           14

Item 6.           Exhibits and Reports on Form 8-K                         14

                  Signatures                                               14

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                          June 30,              December 31,
                                                                                            2001                    2000
                                                                                         (Unaudited)
                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $         403,736       $        130,665
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $706,239
    in 2001 and $486,462 in 2000 and promotional allowances
    of $3,434,003 in 2001 and $2,583,088 in 2000)                                            7,690,997              6,584,486
Inventories, net                                                                             9,949,442             10,907,895
Prepaid expenses and other current assets                                                      805,275                823,387
Deferred income tax asset                                                                      881,618                881,618
                                                                                     ------------------      -----------------
    Total current assets                                                                    19,731,068             19,328,051

PROPERTY AND EQUIPMENT, net                                                                  1,935,309              1,863,044

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,615,559 in 2001 and $3,366,358 in 2000)                                           17,683,792             16,887,914
Deposits and other assets                                                                      742,578                665,731
                                                                                     ------------------      -----------------
    Total intangible and other assets                                                       18,426,370             17,553,645
                                                                                     ------------------      -----------------
                                                                                     $      40,092,747       $     38,744,740
                                                                                     ==================      =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                     $       6,446,065       $      3,681,956
Accrued liabilities                                                                            893,096                607,443
Accrued compensation                                                                           176,369                281,629
Current portion of long-term debt                                                              388,493                234,655
Income taxes payable                                                                           337,513                878,266
                                                                                     ------------------      -----------------
    Total current liabilities                                                                8,241,536              5,683,949

LONG-TERM DEBT, less current portion                                                         7,060,782              9,731,956

DEFERRED INCOME TAX LIABILITY                                                                1,274,139              1,274,139

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares authorized; 10,251,764 shares issued, 10,045,003 outstanding
    in 2001; 10,148,882 shares issued, 9,942,121 outstanding in 2000.                           51,259                 50,744
Additional paid-in capital                                                                  11,695,725             11,667,619
Retained earnings                                                                           12,583,851             11,150,878
Common stock in treasury; at cost - 206,761 shares
    in 2001 and 2000 respectively                                                             (814,545)              (814,545)
                                                                                     ------------------      -----------------
    Total shareholders' equity                                                              23,516,290             22,054,696
                                                                                     ------------------      -----------------
                                                                                     $      40,092,747       $     38,744,740
                                                                                     ==================      =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                 June 30,
                                                       ------------------------------------    -------------------------------------
                                                              2001               2000                2001                 2000
                                                       -----------------   ----------------    ----------------    -----------------

NET SALES                                              $     25,715,071    $    22,666,775     $    44,483,867     $     38,644,777

COST OF SALES                                                14,038,278         11,974,847          24,556,749           20,748,889
                                                       -----------------   ----------------    ----------------    -----------------

GROSS PROFIT                                                 11,676,793         10,691,928          19,927,118           17,895,888

OPERATING EXPENSES:
Selling, general and administrative                           9,575,503          7,793,226          16,958,509           13,746,638
Amortization of trademark license and trademarks                125,969             82,638             249,201              165,297
                                                       -----------------   ----------------    ----------------    -----------------

         Total operating expenses                             9,701,472          7,875,864          17,207,710           13,911,935
                                                       -----------------   ----------------    ----------------    -----------------

OPERATING INCOME                                              1,975,321          2,816,064           2,719,408            3,983,953

NONOPERATING EXPENSE (INCOME)
Interest and financing expense                                  135,347             63,891             338,303               92,186
Interest income                                                  (5,898)            (1,306)             (7,182)              (8,550)
                                                       -----------------   ----------------    ----------------    -----------------
         Net nonoperating expense                               129,449             62,585             331,121               83,636

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                     1,845,872          2,753,479           2,388,287            3,900,317

PROVISION FOR INCOME TAXES                                      738,347          1,101,392             955,314            1,560,127
                                                       -----------------   ----------------    ----------------    -----------------


NET INCOME                                             $      1,107,525    $     1,652,087     $     1,432,973     $      2,340,190
                                                       =================   ================   =================    =================


NET INCOME PER COMMON SHARE:
         Basic                                         $           0.11    $          0.17     $          0.14     $           0.23
                                                       =================   ================    ================    =================
         Diluted                                       $           0.11    $          0.16     $          0.14     $           0.22
                                                       =================   ================    ================    =================


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                               10,045,003          9,941,601          10,027,479            9,970,129
                                                       =================   ================    ================    =================
         Diluted                                             10,292,316         10,367,602          10,298,630           10,426,526
                                                       =================   ================    ================    =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $       1,432,973     $      2,340,190
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
       Amortization of trademark license and trademarks                                                249,201              160,621
       Depreciation and other amortization                                                             207,136              115,656
       Gain on disposal of fixed assets                                                                (11,410)
       Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                                        (1,106,511)          (3,441,644)
         Inventories                                                                                   958,453              895,526
         Prepaid expenses and other current assets                                                      18,112             (422,229)
         Accounts payable                                                                            2,764,109             (732,801)
         Accrued liabilities                                                                            88,976              448,378
         Accrued compensation                                                                         (105,260)            (330,656)
         Income taxes payable                                                                         (540,753)            (125,769)
                                                                                             ------------------    -----------------
           Net cash provided by (used in) operating activities                                       3,955,026           (1,092,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                    (290,743)            (736,138)
Proceeds from sale of fixed assets                                                                      22,752
Increase in trademark license and trademarks                                                           (98,402)               5,232
Increase in deposits and other assets                                                                  (76,847)            (223,728)
                                                                                             ------------------    -----------------
           Net cash used in investing activities                                                    (  443,240)            (954,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings                                                                                           524,991
Principal payments on long-term debt                                                                (3,267,336)            (353,085)
Increase in long-term debt                                                                                                  488,408
Issuance of common stock                                                                                28,621              230,000
Purchases of common stock, held in treasury                                                                                (730,498)
                                                                                             ------------------    -----------------
           Net cash (used in) provided by financing activities                                      (3,238,715)             159,816

                                                                                             ------------------    -----------------
NET INCREASE (DECREASE) IN CASH                                                                        273,071           (1,887,546)
CASH AND CASH EQUIVALENTS, beginning of the period                                                     130,665            2,009,155
                                                                                             ------------------    -----------------
CASH AND CASH EQUIVALENTS, end of the period                                                 $         403,736     $        121,609
                                                                                             ==================    =================


SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest                                                                              $         373,557     $         87,286
                                                                                             ==================    =================
       Income taxes                                                                          $       1,496,067     $      1,335,896
                                                                                             ==================    =================

NONCASH TRANSACTIONS:
        During the six month period ended June 30, 2001, the Company assumed long-term debt of $750,000 and accrued liabilities of $196,677 in connection with the acquisition of the Junior Juice trademark.

        During the six month period ended June 30, 2001, the Company issued
           84,882 shares of common stock to employees in connection with a net exercise of options to purchase 134,500 shares of common stock.

       During the six month period ended June 30, 2000, the Company issued
           15,127 shares of common stock to employees in connection with a net exercise of options to purchase 21,760 shares of common stock.

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS
ENDED JUNE 30, 2001 (Unaudited) AND YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------

         1.       BASIS OF PRESENTATION

         Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2000, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"). Additionally, the Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company. The information set forth in these interim consolidated financial statements for the six months ended June 30, 2001 and 2000 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

         New Accounting Pronouncements - In April, 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors' Products." EITF 00-25 addresses the income statement classification of consideration from a vendor to a reseller or another party that purchases the vendors' products. The consensus requires certain sales promotions and customer allowances currently classified as selling, general and administrative expenses to be classified as a reduction of net sales. The Company is currently evaluating the impact of EITF 00-25 on its financial statements.

         2.       INVENTORIES

         Inventories consist of the following at:

                                             June 30,
                                               2001               December 31,
                                           (Unaudited)                2000
                                       ------------------      -----------------
         Raw materials                    $  5,191,710            $ 4,704,363
         Finished goods                      4,951,214              6,371,941
                                       ------------------      -----------------
                                            10,142,924             11,076,304
         Less inventory reserves              (193,482)              (168,409)
                                       ------------------      -----------------
                                          $  9,949,442            $10,907,895
                                       ==================      =================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

     The increase in net sales during the second quarter of 2001 was primarily attributable to sales of Blue Sky Natural Sodas, which business was acquired during the third quarter of 2000, an increase in sales of natural sodas, apple juice, juice blends and smoothies in cans and sales of Junior Juice 100% juices, which business was acquired in May 2001. The Company also benefited from sales of its new Medicine Man line which was launched during the current quarter. The increase in net sales was partially offset by decreased sales of the smoothies in glass and polyethylene terephthalate ("P.E.T.") bottles, Signature Sodas, teas, lemonades and juice cocktails and Healthy Start in glass and P.E.T. bottles.

     During the three months ended June 30, 2001, gross profit as a percentage of net sales increased to 45.4% from 44.0% during the first quarter of 2001. For the six months ended June 30, 2001, gross profit as a percentage of net sales decreased to 44.8% from 46.3% during the six months ended June 30, 2000. The changes in gross profit as a percentage of net sales are primarily due to changes in the Company's product mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended June 30, 2001 Compared to the Three-months Ended June 30, 2000

     Net Sales. For the three-months ended June 30, 2001, net sales were $25.7 million, an increase of $3.0 million or 13.4% higher than the $22.7 million net sales for the three-months ended June 30, 2000. The increase in net sales during the second quarter of 2001 was primarily attributable to sales of Blue Sky Natural Sodas, which business was acquired during the third quarter of 2000, an increase in sales of natural sodas, apple juice, juice blends and smoothies in cans and sales of Junior Juice 100% juices, which business was acquired in May 2001. The Company also benefited from sales of its new Medicine Man line which was launched during the current quarter. The increase in net sales was partially offset by decreased sales of the smoothies in glass and polyethylene terephthalate ("P.E.T.") bottles, Signature Sodas, teas, lemonades and juice cocktails and sales of Healthy Start in glass and P.E.T. bottles.

     Gross Profit. Gross profit was $11.7 million for the three-months ended June 30, 2001, an increase of $1.0 million or 9.2% higher than the gross profit for the three-months ended June 30, 2000 of $10.7 million. Gross profit as a percentage of net sales, decreased to 45.4% for the three-months ended June 30, 2001 from 47.2% for the three-months ended June 30, 2000 but increased from 44.0% for the quarter ended March 31, 2001. The increase in gross profit was primarily attributable to an increase in net sales whereas the decrease in gross profit as a percentage of net sales was primarily attributable to a change in the product mix.

     Total Operating Expenses. Total operating expenses were $9.7 million for the three-months ended June 30, 2001, an increase of $1.8 million or 23.2% higher than total operating expenses of $7.9 million for the three-months ended June 30, 2000. Total operating expenses as a percentage of net sales increased to 37.7% for the three-months ended June 30, 2001 from 34.7% for the three-months ended June 30, 2000. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses and, to a lesser extent, increased amortization of trademark license and trademarks due to the acquisition of the Blue Sky trademark in the third quarter of 2000.

     Selling, general and administrative expenses were $9.6 million for the three-months ended June 30, 2001, an increase of $1.8 million or 22.9% higher than selling, general and administrative expenses of $7.8 million for the three-months ended June 30, 2000. The increase in selling expenses was primarily attributable to increased promotional allowances granted to customers and increased expenditures for slotting fees. The increase in selling expenses was partially offset by decreases in expenditures for merchandise displays and point-of-sale materials. The increase in general and administrative expenses was primarily attributable to increased legal, insurance, travel and payroll expenses primarily for sales and administrative activities and other operating expenses.

     Amortization expense was $126,000 for the three-months ended June 30, 2001, an increase of $43,000 over amortization expense of $83,000 for the three months ended June 30, 2000. The increase in amortization expense is primarily attributable to the acquisition of the Blue Sky trademark in the third quarter of 2000.

     Operating Income. Operating income was $2.0 million for the three-months ended June 30, 2001, a decrease of $841,000 or 29.9% lower than operating income of $2.8 million for the three-months ended June 30, 2000. Operating income as a percentage of net sales decreased to 7.7% for the three-months ended June 30, 2001 from 12.4% for the three-months ended June 30, 2000. The decrease in operating income was attributable to a $1.8 million increase in operating expenses which was partially offset by a $1.0 million increase in gross profit. The 4.7% decrease in operating income as a percentage of net sales was partially attributable to a 1.8% decrease in gross profit as a percentage of net sales, a 2.8% increase in operating expenses as a percentage of net sales and a 0.1% increase in amortization of trademark license and trademarks.

     Net Nonoperating Expense. Net nonoperating expense was $129,000 for the three-months ended June 30, 2001, an increase of $67,000 over net non-operating expense of $62,000 for the three-months ended June 30, 2000. The increase in net non-operating expense was primarily attributable to increased interest expense incurred on the Company's increased borrowings, which were primarily attributable to the acquisition of the Blue Sky Natural Soda business and the financing of motor vehicles and equipment acquired by the Company.

     Provision for Income Taxes. Provision for income taxes for the three-months ended June 30, 2001 was $738,000 as compared to provision for income taxes of $1.1 million for the comparable period in 2000. The $363,000 decrease in provision for income taxes was primarily attributable to the decrease in operating income and an increase in non-operating expense.

     Net Income. Net income was $1.1 million for the three-months ended June 30, 2001, a decrease of $545,000 or 33.0% lower than net income of $1.7 million for the three-months ended June 30, 2000. The decrease in net income was attributable to the increase in operating expenses of $1.8 million and the increase in nonoperating expense of $67,000 which was partially offset by the increase in gross profit of $1.0 million and the decrease in provision for income taxes of $363,000.

Results of Operations For The Six-months Ended June 30, 2001 Compared to the Six-months Ended June 30, 2000

     Net Sales. For the six-months ended June 30, 2001, net sales were approximately $44.5 million, an increase of $5.9 million or 15.1% over the $38.6 million net sales for the six-months ended June 30, 2000. The increase in net sales was primarily attributable to sales of Blue Sky Natural Sodas, which business was acquired during the third quarter of 2000, an increase in sales of natural sodas, apple juice and functional drinks, sales of Hard e, an alcoholic beverage launched in the third quarter of 2000, and sales of Junior Juice 100% juices, which business was acquired in May 2001. The Company also benefited from modest increases in sales of juice blends and smoothies in cans and sales of natural bars which were introduced in 2000 and sales of its new Medicine Man line, which was launched during the current quarter. The increase in net sales was partially offset by decreased sales of smoothies in glass and P.E.T. bottles, children's multi-vitamin juice drinks in aseptic packaging, Signature Sodas, teas, lemonades and juice cocktails and Healthy Start in glass and P.E.T. bottles.

     Gross Profit. Gross profit was $19.9 million for the six-months ended June 30, 2001, an increase of $2.0 million or 11.4% over the $17.9 million gross profit for the six-months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 44.8% for the six-months ended June 30, 2001 from 46.3% for the six-months ended June 30, 2000. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

     Total Operating Expenses. Total operating expenses were $17.2 million for the six-months ended June 30, 2001, an increase of $3.3 million or 23.7% over total operating expenses of $13.9 million for the six-months ended June 30, 2000. Total operating expenses as a percentage of net sales increased to 38.7% for the six-months ended June 30, 2001 from 36.0% for the six-months ended June 30, 2000. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses.

     Selling, general and administrative expenses were $17.0 million for the six-months ended June 30, 2001, an increase of $3.2 million or 23.4% over selling, general and administrative expenses of $13.7 million for the six-months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 38.1% for the six-months ended June 30, 2001 as compared to 35.6% for the six-months ended June 30, 2000. The increase in selling expenses was primarily attributable to increased promotional allowances granted to customers, increased expenditures for slotting fees and increased expenditures for in-store demonstrations. The increase in selling expenses was partially offset by a decrease in advertising and coupon promotions and decreased expenditures for point of sale items and merchandise displays. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, sales support and administrative activities and other operating expenses.

     Amortization expense was $249,000 for the six-months ended June 30, 2001, an increase of $84,000 over amortization expense of $165,000 for the six-months ended June 30, 2000. The increase in amortization expense is primarily attributable to the acquisition of the Blue Sky trademark in the third quarter of 2000.

     Operating Income. Operating income was $2.7 million for the six-months ended June 30, 2001, a decrease of $1.3 million or 31.7% lower than operating income of $4.0 million for the six-months ended June 30, 2000. Operating income as a percentage of net sales decreased to 6.1% for the six-months ended June 30, 2001 from 10.3% in the comparable period in 2000. The decrease in operating income was primarily attributable to the increase in selling, general and administrative expense of $3.2 million which was partially offset by the $2.0 million increase in gross profit. The decrease in operating income as a percentage of net sales was primarily attributable to the reduction in gross profit as a percentage of net sales as well as the increase in selling, general and administrative expenses as a percentage of net sales for the six-months ended June 30, 2001.

     Net Nonoperating Expense. Net nonoperating expense was $331,000 for the six-months ended June 30, 2001, an increase of $247,000 from net nonoperating expense of $84,000 for the six-months ended June 30, 2000. The increase in net nonoperating expense was primarily attributable to increased interest expense incurred on the Company's increased borrowings, which were primarily attributable to the acquisition of the Blue Sky Natural Soda business in the third quarter of 2000 and the financing of motor vehicles and equipment acquired by the Company.

     Provision for Income Taxes. Provision for income taxes was $955,000 for the six months ended June 30, 2001, a decrease of $605,000 from the provision for income taxes of $1.6 million for the comparable period in 2000. The effective tax rate for the six-months ended June 30, 2001 was 40.0% which was the same as in 2000. The decrease in provision for income taxes was attributable to the decrease in income before provision for income taxes.

     Net Income. Net income was $1.4 million for the six-months ended June 30, 2001 compared to net income of $2.3 million for the six-months ended June 30, 2000. The $907,000 decrease in net income is attributable to a decrease in operating income of $1.3 million and an increase in net interest and financing expenses of $247,000 which was partially offset by a $605,000 decrease in provision for income taxes.

Liquidity and Capital Resources

     As of June 30, 2001, the Company had working capital of $11.5 million, as compared to working capital of $13.6 million as of December 31, 2000. The decrease in working capital is primarily attributable to the repayment by the Company of a portion of the Company's long-term debt and the acquisition of trademarks and property and equipment which was partially offset by net income earned after adjustment for certain noncash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization.

     Net cash provided by operating activities was $4.0 million for the six-months ended June 30, 2001 as compared to net cash used in operating activities of $1.1 million in the comparable period in 2000. For the six-months ended June 30, 2001, cash provided by operating activities was attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as increases in accounts payable and accrued liabilities and a decrease in inventories. For the six-months ended June 30, 2001, cash used in operating activities was attributable to an increase in accounts receivable and decreases in income taxes payable and accrued compensation.

     Net cash used in investing activities decreased to $443,000 for the six-months ended June 30, 2001 as compared to net cash used in investing activities of $1.0 million for the comparable period in 2000. The decrease in cash used in investing activities was primarily attributable to decreased purchases of property and equipment and decreased expenditures for deposits and other assets as well as proceeds received from the disposal of fixed assets. The decrease was partially offset by increased expenditures for acquisitions of trademark license and trademarks. Management, from time to time, considers the acquisition of capital equipment, particularly manufacturing equipment and coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand, as well as the development and introduction of new product lines. The Company may require additional capital resources for or as a result of any such activities or transactions, depending upon the cash requirements relating thereto. Any such activities or transactions will also be subject to the terms and restrictions of HBC's credit facilities.

     Net cash used in financing activities increased to $3.2 million for the six-months ended June 30, 2001 as compared to net cash provided by financing activities of $160,000 for the comparable period in 2000. The increase in net cash used in financing activities as compared to the prior year was primarily attributable to increased principal payments of long-term debt, the reduction of short-term borrowings and borrowings on long-term debt and decreased proceeds from the issuance of common stock during 2001. During the six-months ended June 30, 2000, the Company purchased common stock to be held in treasury, whereas no such purchases occurred in 2001.

     HBC's revolving line of credit was renewed by its bank until September 2005. The rate of interest payable by the Company on advances under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5% depending upon certain financial ratios of the Company from time to time. As of June 30, 2001, approximately $5.9 million was outstanding under the revolving line of credit.

     The credit facility contains financial covenants, which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. As of June 30 2001, the Company was in compliance with all covenants.

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

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report, including certain statements made in management's discussion and analysis, may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical Year 2001 information, are forward looking statements within the meaning of the Act.

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

                                    HANSEN NATURAL CORPORATION
                                    Registrant


Date:   August 13, 2001             /s/ RODNEY C. SACKS
                                    Rodney C. Sacks
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Date:   August 13, 2001             /s/ HILTON H. SCHLOSBERG
                                    Hilton H. Schlosberg
                                    Vice Chairman of the Board of Directors,
                                    President, Chief Operating Officer,
                                    Chief Financial Officer and Secretary