Form 10-Q
period 2001-09-30
HANSEN NATURAL CORP
filed 2001-11-09
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 2001

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


                                    Yes X No



     The registrant had 10,045,003 shares of common stock outstanding as of
                                October 12, 2001

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               September 30, 2001

                                      INDEX



                                                                        Page No.

Part I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 2001
              and December 31, 2000                                          3

            Consolidated Statements of Income for the
              three and nine months ended September 30, 2001 and 2000        4

            Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2001 and 2000                  5

            Notes to Consolidated Financial Statements for the
              nine months ended September 30, 2001 and year
              ended December 31, 2000                                        6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8


Part II.    OTHER INFORMATION

Items 1-5.  Not Applicable                                                  15

Item 6.     Exhibits and Reports on Form 8-K                                15

            Signatures                                                      15

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 (Unaudited) AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                        September 30,           December 31,
                                                                                            2001                    2000
                                                                                         (Unaudited)
                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $         560,336       $        130,665
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $719,990
    in 2001 and $486,462 in 2000 and promotional allowances
    of $3,566,721 in 2001 and $2,583,088 in 2000)                                            6,961,942              6,584,486
Inventories, net                                                                            11,863,398             10,907,895
Prepaid expenses and other current assets                                                      828,494                823,387
Deferred income tax asset                                                                      881,618                881,618
                                                                                     ------------------      -----------------
    Total current assets                                                                    21,095,788             19,328,051

PROPERTY AND EQUIPMENT, net                                                                  1,993,192              1,863,044

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,745,383 in 2001 and $3,366,358 in 2000)                                           17,565,666             16,887,914
Deposits and other assets                                                                      762,182                665,731
                                                                                     ------------------      -----------------
    Total intangible and other assets                                                       18,327,848             17,553,645
                                                                                     ------------------      -----------------
                                                                                     $      41,416,828       $     38,744,740
                                                                                     ==================      =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                     $       5,205,942       $      3,681,956
Accrued liabilities                                                                            962,989                607,443
Accrued compensation                                                                           266,369                281,629
Current portion of long-term debt                                                              390,476                234,655
Income taxes payable                                                                           226,779                878,266
                                                                                     ------------------      -----------------
    Total current liabilities                                                                7,052,555              5,683,949

LONG-TERM DEBT, less current portion                                                         8,315,112              9,731,956

DEFERRED INCOME TAX LIABILITY                                                                1,274,139              1,274,139

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares authorized;
    10,251,764 shares issued, 10,045,003 outstanding in 2001;
    10,148,882 shares issued, 9,942,121 outstanding in 2000.                                    51,259                 50,744
Additional paid-in capital                                                                  11,695,725             11,667,619
Retained earnings                                                                           13,842,583             11,150,878
Common stock in treasury; at cost - 206,761 shares
    in 2001 and 2000 respectively                                                             (814,545)              (814,545)
                                                                                     ------------------      -----------------
    Total shareholders' equity                                                              24,775,022             22,054,696
                                                                                     ------------------      -----------------
                                                                                     $      41,416,828       $     38,744,740
                                                                                     ==================      =================

         See accompanying notes to consolidated fianancial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
--------------------------------------------------------------------------------


                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                       ------------------------------------    -------------------------------------
                                                              2001               2000                2001                 2000
                                                       -----------------   ----------------    ----------------    -----------------

NET SALES                                              $     26,180,069    $    22,701,624     $    70,663,936     $     61,346,401

COST OF SALES                                                14,537,011         11,723,298          39,093,760           32,472,187
                                                       -----------------   ----------------    ----------------    -----------------

GROSS PROFIT                                                 11,643,058         10,978,326          31,570,176           28,874,214

OPERATING EXPENSES:
Selling, general and administrative                           9,323,880          8,576,155          26,282,389           22,322,793
Amortization of trademark license and trademarks                129,824             82,638             379,025              247,935
                                                       -----------------   ----------------    ----------------    -----------------

         Total operating expenses                             9,453,704          8,658,793          26,661,414           22,570,728
                                                       -----------------   ----------------    ----------------    -----------------

OPERATING INCOME                                              2,189,354          2,319,533           4,908,762            6,303,486

NONOPERATING EXPENSE (INCOME)
Interest and financing expense                                   92,624             76,873             430,927              169,059
Interest income                                                  (1,158)            (2,917)             (8,340)             (11,467)
                                                       -----------------   ----------------    ----------------    -----------------
         Net nonoperating expense                                91,466             73,956             422,587              157,592

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                     2,097,888          2,245,577           4,486,175            6,145,894

PROVISION FOR INCOME TAXES                                      839,156            880,389           1,794,470            2,440,516
                                                       -----------------   ----------------    ----------------    -----------------


NET INCOME                                             $      1,258,732    $     1,365,188     $     2,691,705     $      3,705,378
                                                       =================   ================    ================    =================


NET INCOME PER COMMON SHARE:
         Basic                                         $           0.13    $          0.14     $          0.27     $           0.37
                                                       =================   ================    ================    =================
         Diluted                                       $           0.12    $          0.13     $          0.26     $           0.35
                                                       =================   ================    ================    =================


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                               10,045,003          9,937,509          10,033,697            9,959,592
                                                       =================   ================    ================    =================
         Diluted                                             10,322,676         10,467,662          10,306,091           10,440,377
                                                       =================   ================    ================    =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                                               2001                  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $       2,691,705    $        3,705,378
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
       Amortization of trademark license and trademarks                                           379,025               247,690
       Depreciation and other amortization                                                        322,951               207,782
       (Gain) loss on disposal of fixed assets                                                    (11,410)               15,417
       Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                                     (377,456)           (3,610,051)
         Inventories                                                                             (955,503)             (883,245)
         Prepaid expenses and other current assets                                                 (5,107)             (472,110)
         Accounts payable                                                                       1,523,986              (358,973)
         Accrued liabilities                                                                      158,869               477,888
         Accrued compensation                                                                     (15,260)             (270,656)
         Income taxes payable                                                                    (651,487)              121,407
                                                                                        ------------------   -------------------
          Net cash provided by (used in) operating activities                                   3,060,313              (819,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                               (464,443)             (985,917)
Proceeds from sale of fixed assets                                                                 22,754
Increase in trademark license and trademarks                                                     (110,100)           (6,465,129)
Increase in deposits and other assets                                                             (96,451)             (441,547)
                                                                                        ------------------   -------------------
          Net cash used in investing activities                                                  (648,240)           (7,892,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings                                                                                     8,285,884
Principal payments on long-term debt                                                           (2,011,023)           (1,519,202)
Increase in long-term debt                                                                                              535,231
Issuance of common stock                                                                           28,621               256,640
Purchases of common stock, held in treasury                                                                            (730,498)
                                                                                        ------------------   -------------------
          Net cash (used in) provided by financing activities                                  (1,982,402)            6,828,055

                                                                                        ------------------   -------------------
NET INCREASE (DECREASE) IN CASH                                                                   429,671            (1,884,011)
CASH AND CASH EQUIVALENTS, beginning of the period                                                130,665             2,009,155
                                                                                        ------------------   -------------------
CASH AND CASH EQUIVALENTS, end of the period                                            $         560,336    $          125,144
                                                                                        ==================   ===================


SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest                                                                         $         470,007    $          144,473
                                                                                        ==================   ===================
       Income taxes                                                                     $       2,445,957    $        2,319,109
                                                                                        ==================   ===================

NONCASH TRANSACTIONS:
       During the nine month period ended September 30, 2001, the Company assumed long-term debt of $750,000 and accrued liabilities of $196,677 in connection with the acquisition of the Junior Juice trademark.

       During the nine month period ended September 30, 2001, the Company issued
          84,882 shares of common stock to employees in connection with a net exercise of options to purchase 134,500 shares of common stock.

       During the nine month period ended September 30, 2000, the Company issued
          15,360 shares of common stock to employees in connection with a net exercise of options to purchase 23,327 shares of common stock.

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 (Unaudited) AND YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------

         1.       ORGANIZATION AND ACCOUNTING POLICIES

         Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2000, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company. Additionally, the Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company. The information set forth in these interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either current or non-current assets or liabilities at fair value. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

         New Accounting Pronouncements - In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-25 ("EITF 00-25"), Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors' Products. EITF 00-25 addresses the income statement classification of consideration from a vendor to a reseller or another party that purchases the vendors' products. The consensus requires certain sales promotions and customer allowances currently classified as selling, general and administrative expenses to be classified as a reduction of net sales. The Company is currently evaluating the impact of EITF 00-25 on its financial statements.

         In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date of June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is required for the Company on January 1, 2002. The Company is currently assessing the Statements and the impact the adoption will have on its consolidated financial statements.

         2.       INVENTORIES

         Inventories consist of the following at:

                                          September 30,
                                              2001                 December 31,
                                          (Unaudited)                 2000
                                       ------------------      -----------------
         Raw materials                   $   5,170,391           $  4,704,363
         Finished goods                      6,914,140              6,371,941
                                       ------------------      -----------------
                                            12,084,531             11,076,304
         Less inventory reserves              (221,133)              (168,409)
                                       ------------------      -----------------
                                         $  11,863,398           $ 10,907,895
                                       ==================      =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.

General

         The increase in net sales during the third quarter of 2001 was primarily attributable to increased sales of natural sodas, particularly diet sodas which were introduced in the first quarter of 2001, increased sales of Blue Sky Natural Sodas, which business was acquired during the third quarter of 2000, and sales of Junior Juice 100% juices, which business was acquired in May 2001. The Company also benefited from sales of Energade, the Company's new non-carbonated energy sports drink line, which was launched during the current quarter, sales of the Company's new E2O Energy Water line, which was launched in June 2001, and increased sales of apple juice and Smoothies in cans. The increase in net sales was partially offset by decreased sales of the Company's functional drinks in 8.3-ounce cans, Smoothies in bottles, teas, lemonades and juice cocktails, Signature Sodas and Healthy StartTM juices.

         During the three months ended September 30, 2001, gross profit as a percentage of net sales decreased to 44.5% from 48.4% during the comparable quarter of 2000. For the nine months ended September 30, 2001, gross profit as a percentage of net sales decreased to 44.7% from 47.1% during the nine months ended September 30, 2000. The changes in gross profit as a percentage of net sales are primarily due to changes in the Company's product mix.

         The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         Net Sales. For the three months ended September 30, 2001, net sales were $26.2 million, an increase of $3.5 million or 15.3% higher than the $22.7 million net sales for the three months ended September 30, 2000. The increase in net sales during the third quarter of 2001 was primarily attributable to increased sales of natural sodas, particularly diet sodas which were introduced in the first quarter of 2001, increased sales of Blue Sky Natural Sodas, which business was acquired during the third quarter of 2000, and sales of Junior Juice 100% juices, which business was acquired in May 2001. The Company also benefited from sales of Energade, the Company's new non-carbonated energy sports drink line, which was launched during the current quarter, sales of the Company's new E2O Energy Water line, which was launched in June 2001, and increased sales of apple juice and Smoothies in cans. The increase in net sales was partially offset by decreased sales of the Company's functional drinks in 8.3-ounce cans, Smoothies in bottles, teas, lemonades and juice cocktails, Signature Sodas and Healthy StartTM juices.

         Gross Profit. Gross profit was $11.6 million for the three months ended September 30, 2001, an increase of $665,000 or 6.1% higher than the gross profit for the three months ended September 30, 2000 of $11.0 million.
Gross profit as a percentage of net sales, decreased to 44.5% for the three months ended September 30, 2001 from 48.4% for the three months ended September 30, 2000. The increase in gross profit was primarily attributable to an increase in net sales whereas the decrease in gross profit as a percentage of net sales was primarily attributable to a change in the product mix.

         Total Operating Expenses. Total operating expenses were $9.5 million for the three months ended September 30, 2001, an increase of $795,000 or 9.2% higher than total operating expenses of $8.7 million for the three months ended September 30, 2000. Total operating expenses as a percentage of net sales decreased to 36.1% for the three months ended September 30, 2001 from 38.1% for the three months ended September 30, 2000. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses and, to a lesser extent, increased amortization of trademark license and trademarks due to the acquisition of the Blue Sky trademark in the third quarter of 2000.

         Selling, general and administrative expenses were $9.3 million for the three months ended September 30, 2001, an increase of $748,000 or 8.7% higher than selling, general and administrative expenses of $8.6 million for the three months ended September 30, 2000. The increase in selling expenses was primarily attributable to increased promotional allowances granted to customers. The increase in selling expenses was partially offset by decreases in advertising, in-store demonstrations, slotting expenses and point-of-sale materials. The increase in general and administrative expenses was primarily attributable to increased legal, travel and payroll expenses primarily for sales and administrative activities and other operating expenses.

         Amortization expense was $130,000 for the three months ended September 30, 2001, an increase of $47,000 over amortization expense of $83,000 for the three months ended September 30, 2000. The increase in amortization expense is primarily attributable to the acquisition of the Blue Sky trademark in the third quarter of 2000 and, to a lesser extent, the acquisition of the Junior Juice trademark in the second quarter of 2001.

         Operating Income. Operating income was $2.2 million for the three months ended September 30, 2001, a decrease of $131,000 or 5.6% lower than operating income of $2.3 million for the three months ended September 30, 2000. Operating income as a percentage of net sales decreased to 8.4% for the three months ended September 30, 2001 from 10.2% for the three months ended September 30, 2000. The decrease in operating income was attributable to a $795,000 increase in operating expenses which was partially offset by a $665,000 increase in gross profit. The 1.8% decrease in operating income as a percentage of net sales was partially attributable to a 3.9% decrease in gross profit as a percentage of net sales and a 0.1% increase in amortization of trademark license and trademarks which was partially offset by a 2.2% decrease in selling, general and administrative expenses as a percentage of net sales.

         Net Nonoperating Expense. Net nonoperating expense was $91,000 for the three months ended September 30, 2001, an increase of $17,000 over net nonoperating expense of $74,000 for the three months ended September 30, 2000. The increase in net nonoperating expense was primarily attributable to increased interest expense incurred on the Company's increased borrowings, which were primarily attributable to the acquisition of the Blue Sky Natural Soda business and the financing of motor vehicles and equipment acquired by the Company.

         Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2001 was $839,000 as compared to provision for income taxes of $880,000 for the comparable period in 2000. The $41,000 decrease in provision for income taxes was primarily attributable to the decrease in operating income and an increase in nonoperating expense.

         Net Income. Net income was $1,259,000 for the three months ended September 30, 2001, a decrease of $106,000 or 7.8% lower than net income of $1,365,000 for the three months ended September 30, 2000. The decrease in net income was attributable to the increase in operating expenses of $795,000 and the increase in nonoperating expense of $17,000 which was partially offset by the increase in gross profit of $665,000 and the decrease in provision for income taxes of $41,000.

Results of Operations For the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         Net Sales. For the nine months ended September 30, 2001, net sales were approximately $70.7 million, an increase of $9.4 million or 15.2% over the $61.3 million net sales for the nine months ended September 30, 2000. The increase in net sales was primarily attributable to increased sales of natural sodas, particularly diet sodas, apple juice, Blue Sky Natural Sodas, which business was acquired during the third quarter of 2000, and sales of Junior Juice 100% juices, which business was acquired in May 2001. The Company also benefited from an increase in sales of Hard e, an alcoholic beverage launched in the third quarter of 2000 and sales of Energade, the Company's new non-carbonated energy sports drink line, which was launched during the current quarter, the Company's new E2O Energy Water line, which was launched in June 2001 and to a lesser extent, increased sales of Smoothies in cans and juice blends. The increase in net sales was partially offset by decreased sales of Smoothies in bottles, children's multi-vitamin juice drinks in aseptic packaging, Signature Sodas, the Company's functional drinks in 8.3-ounce cans, teas, lemonades and juice cocktails and Healthy StartTM juices.

         Gross Profit. Gross profit was $31.6 million for the nine months ended September 30, 2001, an increase of $2.7 million or 9.3% over the $28.9 million gross profit for the nine months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 44.7% for the nine months ended September 30, 2001 from 47.1% for the nine months ended September 30, 2000. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to lower margins achieved as a result of a change in the Company's product mix.

         Total Operating Expenses. Total operating expenses were $26.6 million for the nine months ended September 30, 2001, an increase of $4.0 million or 18.1% over total operating expenses of $22.6 million for the nine months ended September 30, 2000. Total operating expenses as a percentage of net sales increased to 37.7% for the nine months ended September 30, 2001 from 36.8% for the nine months ended September 30, 2000. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses.

         Selling, general and administrative expenses were $26.3 million for the nine months ended September 30, 2001, an increase of $4.0 million or 17.7% over selling, general and administrative expenses of $22.3 million for the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 37.2% for the nine months ended September 30, 2001 as compared to 36.4% for the nine months ended September 30, 2000. The increase in selling expenses was primarily attributable to increased promotional allowances granted to customers, increased commissions and royalties, increased expenditures for slotting fees and premiums. The increase in selling expenses was partially offset by a decrease in advertising and decreased expenditures for point-of-sale materials, coupons and merchandise displays. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales and administrative activities and other operating expenses including increased legal and travel expenses.

         Amortization expense was $379,000 for the nine months ended September 30, 2001, an increase of $131,000 over amortization expense of $248,000 for the nine months ended September 30, 2000. The increase in amortization expense is primarily attributable to the acquisition of the Blue Sky trademark in the third quarter of 2000, and to a lesser extent, the acquisition of the Junior Juice trademark in the second quarter of 2001.

         Operating Income. Operating income was $4.9 million for the nine months ended September 30, 2001, a decrease of $1.4 million or 22.1% lower than operating income of $6.3 million for the nine months ended September 30, 2000. Operating income as a percentage of net sales decreased to 6.9% for the nine months ended September 30, 2001 from 10.3% in the comparable period in 2000. The decrease in operating income was primarily attributable to the increase in selling, general and administrative expense of $4.0 million and an increase in amortization of trademark license and trademarks of $131,000 which was partially offset by the $2.7 million increase in gross profit. The decrease in operating income as a percentage of net sales was primarily attributable to the reduction in gross profit as a percentage of net sales as well as the increase in selling, general and administrative expenses as a percentage of net sales for the nine months ended September 30, 2001.

         Net Nonoperating Expense. Net nonoperating expense was $423,000 for the nine months ended September 30, 2001, an increase of $265,000 from net nonoperating expense of $158,000 for the nine months ended September 30, 2000. The increase in net nonoperating expense was primarily attributable to increased interest expense incurred on the Company's increased borrowings, which were primarily attributable to the acquisition of the Blue Sky Natural Soda business in the third quarter of 2000 and the financing of motor vehicles and equipment acquired by the Company.

         Provision for Income Taxes. Provision for income taxes was $1,795,000 for the nine months ended September 30, 2001, a decrease of $646,000 from the provision for income taxes of $2,441,000 for the comparable period in 2000. The effective tax rate for the nine months ended September 30, 2001 was 40.0% which was comparable to the effective tax rate for the nine months ended September 30, 2000. The decrease in provision for income taxes was attributable to the decrease in income before provision for income taxes.

         Net Income. Net income was $2,692,000 for the nine months ended September 30, 2001 compared to net income of $3,705,000 for the nine months ended September 30, 2000. The $1,013,000 decrease in net income is attributable to an increase in operating expenses of $4.0 million and an increase in net nonoperating expense of $265,000 which was partially offset by an increase in gross profit of $2.7 million and a $646,000 decrease in provision for income taxes.

Liquidity and Capital Resources

         As of September 30, 2001, the Company had working capital of $14.0 million, as compared to working capital of $13.6 million as of December 31, 2000. The increase in working capital is primarily attributable to net income earned after adjustment for certain non-cash expenses, primarily amortization of trademark license and trademarks and depreciation and other amortization. Such increase was partially offset by the repayment by the Company of a portion of the Company's long-term debt and the acquisition of property and equipment and trademarks.

         Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2001 as compared to net cash used in operating activities of $819,000 in the comparable period in 2000. For the nine months ended September 30, 2001, cash provided by operating activities was attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as increases in accounts payable and accrued liabilities. For the nine months ended September 30, 2001, cash used in operating activities was attributable to an increase in accounts receivable and inventories and decreases in income taxes payable and accrued compensation.

         Net cash used in investing activities decreased to $648,000 for the nine months ended September 30, 2001 as compared to net cash used in investing activities of $7.9 million for the comparable period in 2000. The decrease in cash used in investing activities was primarily attributable to the decrease in expenditures for acquisition of trademark license and trademarks as compared to the comparable period in 2000. The decrease was also attributable to decreased purchases of property and equipment and decreased expenditures for deposits and other assets as well as proceeds received from the disposal of fixed assets. Management, from time to time, considers the acquisition of capital equipment, particularly manufacturing equipment and coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand, as well as the development and introduction of new product lines. The Company may require additional capital resources for or as a result of any such activities or transactions, depending upon the cash requirements relating thereto. Any such activities or transactions will also be subject to the terms and restrictions of HBC's credit facilities.

         Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2001 as compared to net cash provided by financing activities of $6.8 million for the comparable period in 2000. The increase in net cash used in financing activities as compared to the prior year was primarily attributable to increased principal payments of long-term debt, the reduction of short-term borrowings and decreased proceeds from the issuance of common stock during 2001. During the nine months ended September 30, 2000, the Company purchased common stock to be held in treasury, whereas no such purchases occurred in 2001.

         HBC's revolving line of credit was renewed by its bank until September 2005. The rate of interest payable by the Company on advances under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5% depending upon certain financial ratios of the Company from time to time. As of September 30, 2001, approximately $7.4 million was outstanding under the revolving line of credit.

         The credit facility contains financial covenants, which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. As of September 30 2001, the Company was in compliance with all covenants.

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

o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms and/or certain state regulatory agencies;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of its functional drinks in 8.3-ounce slim cans, Smoothies in 11.5 ounce cans, E2O Energy Water and other products.

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   November 9, 2001                /s/ RODNEY C. SACKS
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date:   November 9, 2001                /s/ HILTON H. SCHLOSBERG
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President, Chief Operating Officer,
                                        Chief Financial Officer and Secretary