Form 10-K
period 2001-12-31
HANSEN NATURAL CORP
filed 2002-03-29
CIK 865752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from _____ to _____

                         Commission File Number 0-18761

                           HANSEN NATURAL CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                              39-1679918
               State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization         Identification No.)

                 1010 Railroad Street, Corona, California 92882
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (909) 739 - 6200

           Securities registered pursuant to Section 12(b)of the Act:

                                                Name of each exchange
             Title of each class                on which registered
             -------------------                ----------------------
             Not Applicable                     Not Applicable

           Securities registered pursuant to Section 12(g)of the Act:

                                 Title of class
                    Common Stock, $0.005 par value per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $22,834,760 computed by reference to the sale price for such stock on the NASDAQ Small-Cap Market on March 11, 2002.

         The number of shares of the Registrant's common stock, $0.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 11, 2002 was 10,053,003 shares.

                           HANSEN NATURAL CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS



Item Number                                                          Page Number
                                     PART I

 1.     Business                                                               3
 2.     Properties                                                            16
 3.     Legal Proceedings                                                     16
 4.     Submission of Matters to a Vote of Security Holders                   17

                                     PART II

 5.     Market for the Registrant's Common Equity and Related
             Shareholder Matters                                              17
 6.     Selected Consolidated Financial Data                                  18
 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              19
7a.     Qualitative and Quantitative Disclosures about Market Risks           29
 8.     Financial Statements and Supplementary Data                           29
 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              29

                                    PART III

10.     Directors and Executive Officers of the Registrant                    30
11.     Executive Compensation                                                31
12.     Security Ownership of Certain Beneficial Owners and Management        36
13.     Certain Relationships and Related Transactions                        38

                                     PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K       39

        Signatures                                                            40

                                     PART I

ITEM 1.  BUSINESS

Background of the Company and Subsidiaries

     Hansen Natural Corporation ("Hansen" or the "Company"), which was incorporated in Delaware on April 25, 1990, maintains its principal place of business at 1010 Railroad Street, Corona, California 92882, and its telephone number is (909) 739-6200.

     The Company is a holding company and carries on no operating business except through its direct wholly-owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992 and Hard e Beverage Company ("HEB") which was incorporated in Delaware on April 30, 1990. HBC conducts the vast majority of the Company's operating business and generates substantially all of the Company's operating revenues. During the third quarter of 2000, the Company, through HEB, introduced a malt-based drink under the name Hard e which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's name. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated and references herein to HEB when used to describe the operating business of HEB, are references to the Hard e brand business of HEB unless otherwise indicated.

     HBC, in 2000, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co., ("Blue Sky"), which was incorporated in Delaware on September 8, 2000, acquired full ownership of and operates the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation ("BSNBC"), under the Blue Sky(R) trademark. In 2001, HBC, through its wholly-owned subsidiary Hansen Junior Juice Company, ("Junior Juice"), which was incorporated in Delaware on May 7, 2001, acquired full ownership of and operates the Junior Juice business previously conducted by Pasco Juices, Inc. ("Pasco") under the Junior Juice(R) trademark.

Background of the Hansen Business

     In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. ("FJC"). In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"), which was also based in the Los Angeles area. HFI expanded its product line from juices to include Hansen's(R) Natural Sodas. California Co-packers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain assets of HFI including the right to market the Hansen's(R) brand name, in January 1990. On July 27, 1992, the Company, through HBC, acquired the Hansen's(R) brand natural soda and apple juice business (the "Hansen Business") from CCC. Under the Company's ownership, the Hansen Business has been significantly expanded to include a wide range of beverages within the growing "alternative" beverage category. On September 20, 2000, HBC acquired the Blue Sky Natural Soda business, through its wholly owned subsidiary Blue Sky, from BSNBC and on May 25, 2001, HBC acquired the Junior Juice business, through its wholly owned subsidiary Junior Juice, from Pasco.

Products

     Hansen is engaged in the business of marketing, selling and distributing so-called "alternative" beverage category natural sodas, fruit juices, fruit juice and soy Smoothies, energy drinks, "functional drinks", sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails and energy sports drinks, children's multi-vitamin juice drinks and non-carbonated lightly flavored energy waters under the Hansen's(R) brand name as well as nutrition bars and cereals also under the Hansen's(R) brand name, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters and energy drinks under the Blue Sky(R) brand name, fruit juices for toddlers under the Junior Juice(R) brand name and malt based drinks under the Hard e (TM) brand name.

     The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, energy drinks, sports drinks, soy drinks and single-serve still water (flavored and unflavored) with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace. (Source: Beverage Marketing Corporation). Sales for the alternative beverage category of the market are estimated to have reached approximately $11.7 billion at wholesale in 2001 with a growth rate of approximately 14% over Beverage Marketing's revised estimate for 2000 of $10.3 billion. (Source:
Beverage Marketing Corporation).

     Hansen's(R) Natural Sodas are classified as "new age" beverages and have been a leading natural soda brand in Southern California for the past 24 years. In 2001, Hansen's(R) Natural Sodas had the highest sales among comparable carbonated new age category beverages measured by unit volume in the Southern California market (Source: Information Resources, Inc.'s Analyzer Reports for Southern California). Hansen's(R) Natural Sodas are currently available in thirteen regular flavors consisting of Mandarin Lime, Key Lime, Grapefruit, Raspberry, Creamy Root Beer, Vanilla Cola, Cherry Vanilla Creme, Orange Mango, Kiwi Strawberry, Tropical Passion, Black Cherry, Ginger Ale and Tangerine. Hansen discontinued its low calorie sodas in Wildberry and Cola flavors and at the end of 2000/beginning of 2001, introduced a new line of diet sodas with Splenda(R) sweetener as the primary sweetener. This line was introduced in four flavors: Peach, Black Cherry, Tangerine Lime, and Kiwi Strawberry. A fifth flavor, Ginger Ale, was introduced recently. Hansen's(R) Natural Sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup or, in the case of its diet sodas, with Splenda(R) and Acesulfame K. Hansen's(R) Natural Sodas are currently packaged in 12-ounce aluminum cans.

     In January 1999, Hansen's introduced its new premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. Signature Sodas are currently available in six flavors consisting of Orange Creme, Vanilla Creme, Ginger Beer, Sasparilla, Black Cherry and Sangria. Signature Sodas are being marketed in certain areas through the Company's existing distributor network and in others directly through its warehouse division.

     During September 2000, the Company acquired the Blue Sky Natural Soda business from BSNBC. The Blue Sky product line comprises natural sodas in cans, which are available in thirteen regular flavors consisting of Lemon Lime, Grapefruit, Cola, Root Beer, Raspberry, Cherry Vanilla Creme, Truly Orange, Jamaican Ginger Ale, Black Cherry, Orange Creme, Dr. Becker, Grape and Private Reserve Cream Soda. Blue Sky also has a premium line of natural sodas, which contain supplements such as Ginseng. This line is currently available in six flavors consisting of Ginseng Creme, Ginseng Cola, Ginseng Root Beer, Ginseng Very Berry Creme, Ginseng Ginger Ale, and Ginseng Cranberry-Raspberry. During 1999, Blue Sky introduced a line of organic natural sodas, which are currently available in six flavors consisting of Prime Lime Cream, New Century Cola, Orange Divine, Ginger Gale, Black Cherry Cherish, and Root Beer. The Company also markets a seltzer water under the Blue Sky label. In 2002, Blue Sky introduced a lightly carbonated energy drink in an 8.3-ounce slim can. The Blue Sky products contain no preservatives, sodium or caffeine (other than its energy drink) or artificial coloring and are made with high quality natural flavors. All Blue Sky Natural Sodas and seltzer waters are currently packaged in 12-ounce aluminum cans.

     During April 1997, the Company introduced a lightly carbonated citrus flavored Hansen's(R) energy drink in an 8.3-ounce slim can. The Company's energy drink falls within the category that has generally been described as the "functional" beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. Management believes that the "functional" beverage category has good growth potential. During the first quarter of 1998, the Company extended its functional product line by introducing three additional functional drinks in 8.3-ounce slim cans, namely, a ginger flavored d-stress(R) drink, an orange flavored anti-ox(R) drink

(since renamed b-well(TM)), and a guarana berry flavored stamina(R) drink. During the fourth quarter of 1998, the Company introduced its power(TM) functional drink in 8.3-ounce slim cans, which is currently marketed in a grape flavor. During 2000, the Company introduced slim-down(TM), its sixth functional drink. slim-down(TM) is a berry-flavored drink that has no calories. Each of the Company's functional drinks contains different combinations of vitamins, minerals, nutrients, herbs and supplements ("supplements"). In 2001, the Company introduced its original energy drink in 8.3-ounce glass bottles as well as two additional lightly carbonated Energy drinks in 8.3-ounce slim cans in a Tropical and Wild Berry flavor. Also in 2001 the Company introduced Energade(R), a non-carbonated Energy sports drink in 23.5-ounce cans in two flavors, citrus and orange, and E2O Energy Water(TM), a non-carbonated lightly flavored water, in 24-ounce P.E.T. plastic bottles, in four flavors, Tangerine, Apple, Berry and Lemon. Each of the above new drinks contain different combinations and levels of supplements.

     The Company has concentrated on marketing its carbonated functional drinks and, in particular, its energy drinks including Energade(R), as well as Signature Sodas and Smoothies in glass bottles, through its distributor network.

     During 2001, the Company launched its new premium line of alternative healthy iced teas and drinks under the "Medicine Man(R)" label in proprietary glass bottles. Response from customers and consumers to the Medicine Man(R) line was disappointing and, in consequence, the Company is presently re-evaluating this line.

     The Company's fruit juice product line currently includes Hansen's(R) Natural Old Fashioned Apple Juice which is packaged in 64-ounce polyethylene terephthalate ("P.E.T.") plastic bottles and 128-ounce polypropylene/lamicon bottles and Apple Strawberry and Apple Grape juice blends in 64-ounce P.E.T. plastic bottles. These juice blends were introduced in the second quarter of 1998. These Hansen's(R) juice products contain 100% juice as well as 100% (120% in the case of Apple Juice) of the recommended daily intake for adults of Vitamin C. Certain of these products also contain added calcium. Hansen's(R) juice products compete in the shelf-stable juice category. During 2001, the Company introduced an Apple-Cranberry juice blend, a Cranberry juice cocktail and an Orange-Carrot juice blend in 64-ounce P.E.T. plastic bottles. These products do not contain 100% juice.

     In March 1995, the Company expanded its juice product line by introducing a line of fruit juice Smoothies. The Company's fruit juice Smoothies have a smooth texture that is thick but lighter than a nectar and contain approximately 35% juice (the juice levels of the Company's Smoothies in glass and P.E.T. plastic bottles is 25%). The Company's fruit juice Smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E (the antioxidant triad) and represented Hansen's entry into what is commonly referred to as the "functional" beverage category. The Company's fruit juice Smoothies are packaged in 11.5-ounce cans and in unique proprietary 12-ounce glass bottles designed by the Company, as well as in 64-ounce and 16-ounce P.E.T. plastic bottles. Hansen's(R) fruit juice Smoothies are available in eleven flavors: Strawberry Banana, Peach Berry, Mango Pineapple, Guava Strawberry, Pineapple Coconut, Apricot Nectar, Tropical Passion, Whipped Orange, Cranberry Twist, a Cranberry Raspberry lite as well as an Energy Smoothie with a unique formula. The Company extended its Smoothie line in 64-ounce P.E.T. plastic bottles from two flavors to six flavors during 2000 but reduced this line in 64-ounce P.E.T. plastic bottles back to two flavors in 2001. In 2001, the Company extended its Smoothie line by introducing four flavors in 16-ounce P.E.T. plastic bottles.

     During the second half of 1999, the Company introduced a new line of premium functional Smoothies in 11.5-ounce cans: Energy, Power, Protein and Vita. Each of these products contained different combinations of supplements. Energy had a tropical fruit flavor. Power had a berry flavor. Protein had a banana citrus flavor. Vita had an orange carrot flavor. The juice levels of these products were higher than the juice levels of the regular Smoothie line. During the fourth quarter of 1999, the Company introduced reformulated versions of certain of these products with lower juice levels as line extensions to its regular Smoothie line in 12-ounce glass bottles. In 2001, the Company repositioned these products as line extensions to its regular Smoothie line in 11.5-ounce cans, by reformulating these products with lower juice levels.

     During the second quarter of 1998, the Company launched its first Healthy Start product, Dyna Juice(R), a shelf stable 100% juice blend with 15 vitamins and minerals added. Dyna Juice(R) was renamed VITAMAX-JUICE during the fourth quarter of 1998 to more directly communicate its attributes to consumers. During the fourth quarter of 1998, the Company expanded its Healthy Start product line with three new Healthy Start 100% juices namely, ANTIOXJUICE(R), IMMUNEJUICE(R) and INTELLIJUICE(R). ANTIOXJUICE(R) is a carrot and tropical juice blend, IMMUNEJUICE(R) is an aronia and cranberry juice blend and INTELLIJUICE(R) is an orange and tomato juice blend. Each of the Healthy Start products contain different combinations of supplements. The Healthy Start line was originally launched in 46-ounce P.E.T. plastic bottles and at the end of 1998 the Company expanded this line into 64-ounce P.E.T. plastic bottles as well. Early in 2000, the Company entered into a licensing agreement with the Silver Foxes Network for the licensing to the Company of the Silver Foxes(TM) brand and trademark, which is positioned towards consumers in the 50+ age group, for and in connection with certain of the Company's products. The Company determined to use that trademark for and in connection with its Healthy Start 100% juice line in P.E.T. plastic bottles. The Company redesigned the labels for its Silver Foxes(TM)/Healthy Start juice line and relaunched the re-named line during 2000. However, sales from such relaunched line were disappointing and the Company is discontinuing the entire line.

     In the first quarter of 2000, the Company introduced its Healthy Start 100% juice line in single- serve glass bottles, which was marketed through its distributor network. However, response from distributors and consumers was disappointing and the Company is discontinuing this line.

     Hansen's(R) ready-to-drink iced teas and lemonades were introduced in 1993. Hansen's(R) ready-to-drink iced teas and juice cocktails are currently available in three flavors: Original with Lemon, Tropical Peach and Wildberry. Lemonades are currently available in one flavor: Original Old Fashioned Lemonade. Hansen's(R) juice cocktails were introduced in 1994 and are currently available in four flavors: Kiwi Strawberry Melon, Tangerine Pineapple with Passion Fruit, California Paradise Punch and Mango Magic. The Company introduced a new 12-pack variety pack of iced teas during the first half of 2001, which experienced limited success. The Company will continue to market this package in 2002. Hansen's ready-to-drink iced teas, lemonades and juice cocktails are currently packaged in 16-ounce wide-mouth glass bottles.

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

     In the third quarter of 1999, the Company introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packages. Each drink contains eleven essential vitamins and six essential minerals. Each line was introduced in three flavors. The Company has, since that time, introduced additional flavors and intends to continue to introduce new flavors in the place of existing flavors from time to time. One of these two lines is a dual-branded 100% juice line named "Juice Blast(R)" that was launched in conjunction with Costco Wholesale Corporation ("Costco") under the "Kirkland Signature(TM)/Hansen's(R) Natural" brand name and is sold nationally through Costco stores. The other line was a 10% juice line named "Juice Slam(TM)" that was available to all of Hansen's customers. During 2000, the Company repositioned that line as a 100% juice line under the Juice Slam(TM) name and is currently marketing that line to grocery store chain customers, the health food trade, and other customers.

     In 2000, the Company introduced a new line of nutrition food bars under the Hansen's(R) brand name. This line is made from grains and fruit. In addition, the Company introduced a new line of premium G.M.O. free (free from genetically modified organisms) cereals under the Hansen's(R) brand name. During the first half of 2001, the Company introduced a line of functional food bars, and towards the end of the year introduced a line of active nutrition bars, which are specially formulated for adults 50+.

     In 2001, the Company introduced a new line of sparkling lemonades (regular and pink) and orangeades in 1-liter glass bottles and a new line of Soy-Smoothies in 1-liter and 11-ounce aseptic packaging in five flavors: Berry Splash, Tropical Breeze, Orange Dream, Lemon Chiffon and Peach Passion. The sparkling lemonades and orangeades contain real juice and pulp and the Soy Smoothies contain soy protein and fruit juices.

     On May 25, 2001, the Company acquired the Junior Juice(R) beverage business. The Junior Juice product line comprises seven flavors of 100% juices in 4.23-ounce aseptic packages and is targeted at toddlers. The Junior Juice line has calcium and vitamin C added (excluding White Grape which only has vitamin C added).

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

Manufacture, Production and Distribution

     The concentrates for Hansen's(R) Natural Soda, Signature Soda and Blue Sky Natural Soda products are blended at independent production facilities. In each case, the concentrate is delivered by independent trucking companies to Hansen's various co-packers, each of which adds filtered water, high fructose corn syrup or cane sugar or, in the case of the diet sodas, Splenda(R) brand sweetener, Acesulfame K, citric acid, and carbonation and, where appropriate, supplements, and packages the products in approved containers. Hansen's most significant co-packing arrangement is with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to a contract under which Southwest packages Hansen's(R) Natural Sodas. This arrangement continues indefinitely and is subject to termination on 60 days written notice from either party.

     The Company purchases juices, concentrates, flavors, vitamins, minerals, nutrients, herbs, supplements and other ingredients for its remaining beverage products including, but not limited to, juice products, ready-to-drink iced tea, lemonade and juice cocktail products, Gold Standard specialty tea and juice cocktail line, fruit juice and soy Smoothie products, Energy drinks, functional drinks, Energade energy sports drinks, E2O Energy Water, sparkling lemonades and orangeades, children's multi-vitamin juice drinks and Junior Juice products from various producers and manufacturers. Such materials are then delivered to the Company's various co-packers, who add water and/or high fructose corn syrup and/or sucrose, for manufacture and packaging of the finished products.

     The ingredients for the Company's fruit and grain nutrition food bars, functional food bars and active nutrition bars are purchased by the Company's co-packers for manufacturing and packaging of the finished bars. The Company's cereal products are manufactured for the Company by an overseas supplier who supplies all of the ingredients therefor.

     All of the Company's beverage products are co-packed by various co-packers situated throughout the United States and Canada under separate arrangements, each of which continue on a month-to-month basis, except for the arrangements with Southwest, which is described above, and Reflo, Inc., which is described below.

     The Company has secured arrangements with certain co-packers and suppliers in respect of equipment purchased by the Company and installed at the facilities of such co-packers and suppliers for the specific purpose of facilitating the production of certain of the Company's products.

     The Company's natural sodas, juice products, iced tea, lemonade, and juice cocktail products and Gold Standard Specialty tea and juice cocktail line, fruit juice and soy Smoothie products in cans, aseptic packaging and P.E.T. bottles, sparkling lemonades and orangeades, children's multi-vitamin juice drinks, Junior Juice products, Blue Sky products and nutrition bars and cereals are primarily sold to major grocery chain stores and, in certain instances, to mass merchandisers through food brokers; to club stores, specialty chain stores and, in certain instances, mass merchandisers directly by Hansen; and to the health food trade through specialty health food distributors. In Colorado, a licensed distributor is responsible for sales of certain of the above products. The Company's fruit juice Smoothie products in glass bottles, Energy drinks, functional drinks, Energade energy sports drinks, E2O Energy Water and Signature Sodas are distributed almost exclusively by bottlers and/or distributors that do not distribute other products of the Company. However, from 2001, Signature Sodas have also been sold to major grocery chain stores, mass merchandisers and club stores, in certain states and/or counties directly by Hansen's.

     Management has secured limited additional co-packing arrangements outside the West to enable the Company to produce certain of its products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside California grow, the Company will secure additional co-packing arrangements to further reduce freight costs.

     The Company's ability to estimate demand is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If the Company materially underestimates demand for its products or is unable to secure sufficient ingredients or raw materials including, but not limited to, glass, cans or labels, or co-packing arrangements, it might not be able to satisfy demand on a short-term basis. See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Although the Company's arrangements for production of its products are generally of short duration or are terminable upon request, management believes that, subject to what is stated herein, a short disruption or delay would not significantly affect the Company's revenues since alternative co-packing facilities in the United States with adequate capacity can usually be obtained for many of its products at commercially reasonable rates and/or within a reasonably short time period. However, there are limited co-packing facilities in the United States with adequate capacity for many of the Company's newer products, including its Energy drinks, functional drinks, Energade products, E2O Energy Water, soy Smoothies, fruit juice Smoothies in glass bottles, sparkling lemonades and orangeades, Gold Standard line and aseptic juice products. There are also limited shrink sleeve labeling facilities available in the United States with adequate capacity for the Company's Signature Soda line, Energy drinks in glass bottles and E2O Energy Water. A disruption or delay in production of any of such products could significantly affect the Company's revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. In addition, with regard to the Hard e product, while there are many co-packing facilities in the United States with adequate capacity that could produce such product, due to regulatory issues it may not be feasible for such product to be co-packed at alternative co-packaging facilities on short notice. Consequently, a disruption in production of such products could affect the Company's revenues from such products. The Company continues to seek alternative co-packing facilities in the United States or Canada with adequate capacity for the production of certain of its products to minimize the risk of any disruption in production.

     The Company itself is primarily responsible for marketing its products in the United States. The Company has entered into distribution agreements with distributors to distribute Smoothies in glass bottles and/or Energy drinks and/or functional drinks and/or Energade energy sports drinks and/or E2O Energy Waters and/or Signature Sodas in 49 states. In many of such states, however, distribution is only on a limited scale. Certain of the Company's products, particularly, Energy drinks, Signature Sodas and the Gold Standard line are also marketed in Canada. Certain Hansen products are also marketed on a limited basis in other countries outside of the United States, including the United Kingdom, Mexico, Philippines, Germany, Japan, Guam, the Caribbean, and the United Arab Emirates. During 2001, sales by the Company to distributors outside the United States amounted to approximately $1,233,000.

     The Company intends to aggressively expand the distribution of its products into new markets, both within the United States and abroad.

     The Company has developed a separate network of brokers and distributors to support the introduction, sale and distribution of the Company's nutrition bars and cereals, sparkling lemonades and orangeades and soy Smoothies to the health food trade, convenience and drug store chains, grocery chain stores and mass merchandisers.

     The Company is continuing to expand distribution of its products by seeking to enter into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Hansen's licensed bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products are directly competitive with the Company's products. The Company's previous strategy of licensing regional bottlers to produce Hansen's(R) Natural Sodas from concentrate provided by the Company, did not fulfill management's expectations, partly because bottlers preferred to focus on alternative beverage products having higher margins than sodas.

     During 2001, the Company continued to expand the distribution of its Natural Sodas and Smoothies in cans into Oregon and Washington. In these states, the Company has retained responsibility for securing sales and providing marketing support. To this end, the Company appointed a regional sales manager for the northwestern states during 2000.

     In 2001, the Company continued to expand its national sales force to support and grow sales primarily of Energy drinks, functional drinks, Energade(R), E2O Energy Water, Smoothies in glass bottles and Signature Sodas and intends to continue to build such sales force during 2002.

     The Blue Sky(R) products are sold primarily to the health food trade through specialty health food distributors.

     Hard e malt based drinks are manufactured for HEB by Reflo, Inc. ("Reflo"), pursuant to a manufacturing and distribution agreement dated as of March 23, 2000 ("Reflo Agreement"). Either party may elect to terminate the Reflo Agreement at any time on 90 days notice. Under the terms of the Reflo Agreement, Reflo administers the sales and distribution of such products throughout the United States, excluding Arizona, California, Nevada and Oregon where HEB is itself responsible for the sales and distribution of such products. Hard e is currently being distributed in 14 states. However, in many of such states, distribution is on an extremely limited scale.

     Management continues to evaluate various alternatives to expand the distribution of its products into selected new markets.

     The principal warehouse and distribution center and corporate offices of the Company relocated to the Company's current facility in October 2000. The Company is continuing to take steps to reduce its inventory levels in an endeavor to lower its warehouse and distribution costs. See also "ITEM 2 - PROPERTIES."

Source and Availability of Raw Materials

     The Company purchases beverage flavors, concentrates, juices and supplements from independent suppliers located in the United States, Mexico and abroad, bars and other ingredients from independent suppliers in the United States and abroad, and cereals from an independent supplier located abroad.

     Suppliers regard flavors as proprietary to them. Consequently, Hansen does not currently have the list of ingredients or formulae for its flavors and certain of its concentrates readily available to it and may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. The Company has identified alternative suppliers of many of the supplements contained in many of its beverages and bars. However, industry-wide shortages of certain supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with production of certain of the Company's products.

     Management is continuing with its attempts to develop back-up sources of supply for certain of its flavors and concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable it to obtain access to certain concentrates or product formulae in certain circumstances. The Company has been partially successful in these endeavors.

     Hansen's goal is to ensure that the raw materials used in the manufacture and packaging of the Company's products, including natural sodas, Energy drinks, Energade energy sport drinks, E2O Energy Water, Blue Sky natural sodas, Signature sodas, functional drinks and non-carbonated drinks and juices, including, but not limited to, concentrates and juices, high fructose corn syrup, cane sugar, citric acid, caps, cans, glass bottles, P.E.T. plastic bottles, aseptic packaging and labels, are readily available from two or more sources and is continuing its efforts to achieve this goal, although each of such raw materials are, in practice, usually obtained from single sources.
However, the cans for the Company's Energy and functional drinks are only manufactured by one company in the United States. Additionally, the ability of HEB to have its Hard e products manufactured and/or distributed by other parties may be restricted by HEB's agreement with Reflo, Inc. and/or the necessity to obtain certain regulatory approvals and licenses.

     In connection with the development of new products and flavors, the Company works with independent suppliers who bear a large portion of the expense of product development, thereby enabling the Company to develop new products and flavors at relatively low cost. The Company has historically developed and successfully introduced new products and flavors and packaging for its products and currently anticipates developing and introducing additional new beverages and food products and flavors.

Competition

     The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. The Company's products compete with traditional soft drinks (cola and non-cola), and alternative beverages, including new age beverages and ready-to-drink iced teas, lemonades and juice cocktails and energy drinks as well as juices and juice drinks and nectars produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than Hansen.

     The Company's Energy drinks compete directly with Red Bull, Red Devil, Lipovitan, MET-Rx, Hype, XTC, Adrenaline Rush, 180, KMX, Amp, Venom, Extreeme Energy Shot and many other brands and its other functional drinks compete directly with Elix, Lipovitan, MET-Rx, Think, Sobe Essentials and other brands.

Over the past year or so the Company has experienced substantial competition from new entrants in the Energy drink category. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements and Arizona, have added supplements to their products with a view to marketing their products as "functional" or "Energy" beverages or as having functional benefits. However, many of those products are believed to contain low levels of supplements and principally deliver refreshment. In addition, many competitive products are positioned differently than the Company's functional drinks. The Company's
"functional" Smoothies and Gold Standard lines are positioned more closely against those products.

     For its Natural Sodas, Smoothies, Energy drinks, Energade energy sports drinks, E2O Energy Water, functional drinks and Signature sodas as well as other products, Hansen competes not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. The Company's products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca Cola Company, PepsiCo, Inc., Cadbury Schwepps, which includes Dr. Pepper/Seven-up, RC Cola, Snapple, Mistic and Stewart's brands, Nestle Beverage Company, Anheuser Busch and Ocean Spray. More specifically, the Company's products compete with other alternative beverages, including new age beverages, such as Snapple, Mistic, Arizona, Clearly Canadian, Sobe, Stewart's, Everfresh, Nantucket Nectars, Kerns Nectars, Mistic, VeryFine, V8 Splash, Calistoga, Red Bull, Adrenaline Rush, Amp, 180, KMX, MET Rx, Venom, Extreeme Energy Shot and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca Cola Company and PepsiCo, Inc. have introduced products in that market segment which compete directly with the Company's products such as Nestea, Fruitopia, Lipton and Dole. The Company's products also compete with private label brands such as those carried by grocery store chains and club stores.

     The Company's fruit juice Smoothies compete with Kern's and Jumex nectars in the Western states and Libby's in the Eastern states and Whipper Snapple, Mistic and Nantucket Nectars nationally and also with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 8- to 20-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

     The Company's apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welsh's, Ocean Spray, Minute Maid, Langers, Apple and Eve, Seneca, Northland and also with other brands of apple juice and juice blends, especially store brands. The Company's Healthy Start line competes with Langer's, V8 Splash, Knudsen, Nantucket Nectars, Wildland and other juice products. The Company's E2O Energy Water and still water products compete directly with Vitamin Water, Reebok, Propel, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Aquafina, Dannon, Dasani and other brands of still water especially store brands.

     The nutrition food bar and cereal categories as well as flavored malt-based drink categories are also highly competitive. Principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. The Company's cereals compete with traditional cereals of companies such as Kellogg's, General Mills, Kashi and Nature Valley, and the Company's nutrition food bars compete with products of other independent bar companies such as Power Bar, Balance Bar, Gatorade, Kashi, Cliff Bar, MET-Rx, and numerous other bars.

     HEB's Hard e product competes with wine coolers, such as Seagram's and Bartles and James and flavored low alcohol beverages such as Mike's Hard Lemonade, Hooper's Hooch, Doc Otis Hard Lemonade, Smirnoff Ice, Zima and Rick's Spiked Lemonade and other flavored malt and alcohol based drinks. Many of these products are produced by large national and international manufacturers, most of which have substantially greater financial, marketing and distribution resources than Hansen. Such companies include Anheuser Busch, Miller Brewing Company, Coors, Gallo Winery, Diageo plc, etc.

     Important factors affecting Hansen's ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Hansen also competes for distributors who will concentrate on marketing the Company's products over those of Hansen's competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy and functional beverage categories as well as in the cereal, nutrition food bar and flavored malt beverage categories could cause the Company's products to be unable to gain or to lose market share or experience price erosion, which could have a material adverse affect on Hansen's business and results.

Marketing

     Hansen's marketing strategy is to focus on consumers who seek products that are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in the Company's beverages (other than the Company's Energy drinks, Energade energy sports drinks, functional stamina(R) and power drinks which contain caffeine and/or sodium) and the addition to most of its products, of one or more supplements. This message is reinforced in the product packaging, the majority of which was redesigned from 2000. The regular wholesale price of Hansen's(R) Natural Sodas in cans is slightly higher than mainstream soft drinks such as Coca-Cola and Pepsi, although generally lower than the prices of the products of many competitors in the new age category. In its marketing, Hansen emphasizes its high quality "natural" image and the fact that its soda products contain no preservatives, sodium, caffeine or artificial coloring. The regular wholesale price of the Company's iced teas, lemonades and juice cocktails, including its Gold Standard line, is comparable to or slightly lower than that of competitive non-carbonated beverages marketed under the Snapple, Sobe, Arizona, Mistic, Lipton, Nestea, Fruitopia, Ocean Spray and
Nantucket Nectar brands. In its marketing, Hansen emphasizes the high quality natural and healthy image of its products. The regular wholesale price of the Company's fruit juice Smoothie products is similar to that of Kern's nectars. Without abandoning its natural and healthy image, the Company launched a lightly carbonated energy drink in 8.3-ounce slim cans, containing certain supplements, to appeal to the young and active segment of the beverage market that desires an energy boost from its beverage selection. The Company subsequently launched five additional lightly carbonated functional drinks, namely, stamina(R), d-stress(R), anti-ox(R) (since renamed b-well(TM)), power(TM) and slim-down(TM) as well as two new energy drinks and in addition recently launched Energade(R) energy sports drinks and E2O Energy Water. The supplements contained in each of those drinks are intended to provide specific but different functional benefits to the consumers of each of such products. Hansen's marketing strategy with respect to its nutrition food bars and cereals is similarly to focus on consumers who seek bars and cereals that are perceived to be natural and healthy. To attract these consumers, the Company emphasizes the natural ingredients and the absence of preservatives and, in the case of the cereals, the fact that they are G.M.O.-free. HEB's marketing strategy with respect to its Hard e product is to focus on adult consumers who seek an alcohol-based beverage that is good tasting, fashionable and meets consumers' needs.

     To cater to consumers who purchase juices in multi-serve sizes and perceive the inclusion of supplements therein to be of added value, the Company launched its Healthy Start line of 100% juices in 1998. Although marketed in larger multi-serve packages that are appropriate for grocery store chains, club stores, specialty chains and health food stores, the positioning of these products is similar to the Company's lightly carbonated functional drinks in 8.3-ounce slim cans. To distinguish these products from those of competitors, each label indicates the function of the product, in addition to listing the supplements contained therein. As stated above, following the conclusion of a licensing agreement by the Company with the Silver Foxes Network, the Company had the labels for its Silver Foxes(TM)/Healthy Start 100% juice line redesigned. The new renamed line, which was targeted at the 50+ age group, was relaunched during 2000. However, sales of this line were disappointing and the Company is discontinuing this line. During the year, the Company also introduced its Healthy Start 100% line in single serve 12-ounce glass bottles, through its distributor network. Sales of this line did not meet expectations and the Company is also discontinuing this line.

     According to Roche Vitamins, very few American children meet all of the recommendations of the Food Guide Pyramid. In 1999, the Company introduced a new line of children's multi-vitamin juice drinks in 8.45-ounce aseptic packaging. These products are positioned to assist parents improve the daily intake by their children of essential vitamins and minerals. In this regard, the Junior Juice line, which is aimed at toddlers, contains calcium and vitamin C (excluding White Grape which only has vitamin C added).

     The Company's sales and marketing strategy is to focus its efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all its beverage, food and alcoholic beverage products. The Company intends to continue to place increased emphasis on product sampling and participating in direct promotions. The Company proposes to continue to use its branded vehicles, PT Cruisers and other promotional vehicles at events at which the Company's products, including its fruit juice smoothies, natural sodas and Energy drinks, Energade(R) energy sports drinks and E2O Energy Water will be distributed to consumers for sampling. Hansen utilizes "push-pull" tactics to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for its products including advertising, in store promotions and point of sale materials, prize promotions, price promotions, competitions, endorsements from selected public figures, coupons, sampling and sponsorship of selected causes such as breast cancer research as well as sports figures and sporting events such as marathons, 10k runs, bicycle races, volleyball tournaments and other health- and sports-related activities, including extreme sports, and also participates in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and coupons are also used extensively to promote the Hansen's(R) brand.

     Management increased expenditures for its sales and marketing programs by approximately 20% in 2001 compared to 2000.

     While the Company retains responsibility for the marketing of the Juice Slam(TM) line of children's multi-vitamin juice drinks, Costco has undertaken sole responsibility for the marketing of the co-branded Juice Blast(R) line.

     The Company intends to support its planned expansion of distribution and sale of its Energy drinks, Energade(R) energy sports drinks, E2O Energy Water, Smoothies in glass bottles and Signature Sodas, through the in-store placement of point-of-sale materials, use of glide racks, suction cup racks and a proprietary rolling rack for its Energy drinks, co-operative trade marketing with customers and by attending and sponsoring many sporting events, including extreme sports and selected sports figures and through endorsements from selected public and sports figures, through focused radio campaigns and by developing local marketing programs in conjunction with its distributors in their respective markets. By enlisting its distributors as participants in its marketing and advertising programs, Hansen intends to create an environment conducive to the growth of both the Hansen's(R) brand and the businesses of its distributors.

     Management continues to believe that one of the keys to success in the beverage industry is differentiation; making Hansen's(R) products clearly distinctive from other beverages on the shelves of retailers. Management is of the view that the same keys to success apply to its nutrition food bars and cereals and Hard e products. The Company reviews its products and packaging on an ongoing basis and, where practical, endeavors to make them different, better and unique. The labels and graphics for the Company's juice products, Natural Sodas and Smoothie products were redesigned in an endeavor to develop a new system to maximize their visibility and identification, wherever they may be placed in stores.

Customers

     Retail and specialty chains, and club stores represented 52% of Hansen's sales in the year ended December 31, 2001 and 56% in the year ended December 31, 2000, while the percentage of sales to distributors (primarily of Hansens(R) Energy drinks, Energade(R) energy sports drinks, Smoothies in glass bottles and Signature Sodas) in the year ended December 31, 2001, was 25%, compared to 33% in the previous year. Sales to health food distributors increased from 5% in the year ended December 31, 2000 to 11% in the year ended December 31, 2001.

     Hansen's major customers in 2001 included Costco, Trader Joe's, Sam's Club, Vons, Ralph's, Wal-Mart, Safeway and Albertson's. One customer accounted for approximately 18%, 23% and 25% of the Company's sales for the years ended December 31, 2001, 2000 and 1999, respectively. A decision by that or any other major customer to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

Seasonality

     Hansen normally experiences greater sales and profitability during its second and third fiscal quarters (April through September). The consumption of beverage products fluctuates in part due to temperature changes with the greatest consumption occurring during the warm months. During months where temperatures are abnormally warm or cold, consumption goes up or down accordingly. Similarly, consumption is affected in those regions where temperature and other weather conditions undergo dramatic changes with the seasons. Management anticipates that the sale of the Company's products may become increasingly subject to seasonal fluctuations as more sales occur outside of California in areas where weather conditions are intemperate. Sales of the Company's juice products, Energy drinks, children's multi-vitamin juice drinks and Junior Juice drinks are likely to be less affected by such factors, although school calendars do have an impact on sales of the children's multi-vitamin juice drinks and Junior Juice drinks. Similarly, sales of the Company's nutrition food bars and cereals are likely to be less affected by such factors. However, as the Company has not had sufficient experience with such products, it is unable to predict the likely sales trend of such products with any degree of accuracy.

Trademark

     The Hansen's(R) trademark is crucial to the Company's business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's(R) trademark is owned by the Company which acquired it from a trust (the "Trust") which was created by an agreement between HBC and the predecessor company of Fresh Juice Company of California ("FJC") (the "Agreement of Trust"). The Trust licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. There was a similar license agreement between the Trust and HBC with regard to non-beverage products. No royalties were payable on sodas, Energy drinks, juices, lemonades, juice cocktails, fruit juice Smoothies, the Signature Soda line or on the children's multi-vitamin juice drinks. Royalty expenses of $12,000 were incurred in 1999. As explained below, no royalty expenses were incurred during 2001 or 2000.

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

     Effective September 22, 1999, HBC entered into an Assignment and Agreement with FJC pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names. Under the Assignment and Agreement, among other matters, HBC acquired all FJC's rights as grantor and beneficiary of the Trust, all FJC's rights as licensee under certain license agreement pursuant to which FJC has the right to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark and all FJC's rights under the Royalty Sharing Agreement referred to above, as well as certain additional rights, for a total consideration of $775,010, payable over three years. FJC is permitted to continue to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark for a period of five years. Consequently, HBC now has full ownership of the Hansen's(R) trademark and its obligation to pay royalties to, and to share royalties with, FJC has been terminated. As of December 31, 2001, a balance of $143,750 was payable to FJC.

     The Company has applied to register a number of trademarks in the United States including, but not limited to, Hansen's energy(TM), Hansen's Natural Multi-Vitamin Juice Slam(TM), Powerpack(TM), Hard e(TM), A New Kind a Buzz(TM), Monster(TM), E2O Energy Water(TM), slim-down(TM).

     The Company owns in its own right, a number of trademarks including, but not limited to, Hansen's(R), Energade(R), THE REAL DEAL(R), LIQUIDFRUIT(R), Imported from Nature(R), California's Natural Choice(R), California's Choice(R), Medicine Man(R), Dyna Juice(R), Equator(R), Hansen's power(R), bewell(R), anti-ox(R), d-stress(R), stamina(R), Aqua Blast(R), Antioxjuice(R) Intellijuice(R), Defense(R), Immunejuice(R), and Juice Blast(R) in the United States and the Hansen's(R) and "Smoothie(R)" trademarks in a number of countries around the world.

     In September 2000, in connection with the acquisition of the Blue Sky Natural Beverage business, the Company, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(R) trademark, which is registered in the United States and Canada.

     In May 2001, in connection with the acquisition of the Junior Juice Beverage business, the Company, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(R) trademark, which is registered in the United States.

     On April 4, 2000, the United States Patent and Trademark Office issued a patent to the Company for an invention related to a shelf structure (rolling rack) and, more particularly, a shelf structure for a walk-in cooler. Such shelf structure is utilized by the Company to secure shelf space for and to merchandise its Energy and functional drinks in 8.3-ounce slim cans in refrigerated Visi coolers and walk-in coolers in retail stores.

Government Regulation

     The production and marketing of beverages and supplements is subject to the rules and regulations of the United States Food and Drug Administration (the "FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers including, without limitation, statements concerning product ingredients and claims.

     In connection with Hard e, the production and marketing of alcoholic beverages is subject to the rules and regulations of the Bureau of Alcohol, Tobacco and Firearms and in each state, are also subject to the rules and regulations of state regulatory agencies. The Bureau of Alcohol, Tobacco and Firearms and state regulatory agencies also regulate the labeling of containers containing alcoholic beverages including, without limitation, statements concerning product name and ingredients as well as advertising and marketing, in connection therewith.

Employees

     As of February 28, 2002, Hansen employed a total of 108 employees, 104 of whom are employed on a full-time basis. Of Hansen's 108 employees, 42 are employed in administrative and quality control capacities and 66 are employed in sales and marketing capacities.

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

ITEM 2.  PROPERTIES

     Hansen's corporate offices and main warehouse are located in a single building at 1010 Railroad Street, Corona, California 92882. This facility is leased by HBC for a period of ten years commencing October 20, 2000. The gross area of the facility is approximately 113,600 square feet. The monthly rental payments, according to the terms of the lease, are subject to increase during the third, sixth and eighth years. HBC also rents additional warehouse space on a short term basis from time to time as well as public warehouses situated throughout the United States and Canada.

ITEM 3.  LEGAL PROCEEDINGS

     During 2000, the Company commenced arbitration proceedings against Sammy Sosa before the American Arbitration Association in Orange County, for the repayment by Mr. Sosa to the Company of the sum of $175,000 which was paid to Mr. Sosa, by virtue of Mr. Sosa's failure to perform his obligations in terms of his agreement with the Company. Mr. Sosa filed a counter claim against the Company seeking damages approximating $2.8 million. The claims by and against the Company were settled in January 2002 on the basis that each of the parties withdrew their respective claims against each other.

     Late in 2000, Rhonda Morris filed a complaint in the Superior Court for the State of California, County of San Francisco against the Company, in which she claimed sexual harassment by an employee of the Company in connection with an alleged denial of employment to her and in which she seeks unspecified monetary damages. The Company removed the complaint to the United States District Court for the Northern District of California. In March 2002, the Company entered into a settlement agreement with Morris in terms of which the Company, without admission of wrongdoing, agreed to pay the sum of $60,000 in full settlement of Morris' claim.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on October 26, 2001. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

                                                              Votes For

         Rodney C. Sacks                                      8,993,861
         Hilton H. Schlosberg                                 8,993,861
         Benjamin M. Polk                                     8,993,861
         Norman C. Epstein                                    8,993,861
         Harold C. Taber, Jr.                                 8,993,861
         Mark S. Vidergauz                                    8,993,861

     In addition, at the meeting the stockholders of the Company ratified the adoption of the Hansen Natural Corporation 2001 Stock Option Plan by a vote of 6,292,081 for, 230,714 against and 38,370 abstaining. The stockholders of the Company also ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2001, by a vote of 9,032,580 for, 4,727 against and 8,482 abstaining.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Principal Market

     The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the NASDAQ Small-Cap Market under the symbol "HANS". As of March 11, 2002, there were 10,053,003 shares of the Company's Common Stock outstanding held by approximately 649 holders of record.

Stock Price and Dividend Information

     The following table sets forth high and low bid closing quotations for the Common Stock, on a quarterly basis from January 1, 1999 to December 31, 2001:

                                                       Common Stock
                                          --------------------------------------
                                             High Bid              Low Bid
                                          --------------------------------------
     Year Ended December 31, 2001

     First Quarter                            $  4.31              $  3.25
     Second Quarter                           $  3.68              $  2.93
     Third Quarter                            $  3.98              $  3.20
     Fourth Quarter                           $  4.25              $  3.30

     Year Ended December 31, 2000

     First Quarter                            $  4.63              $  4.00
     Second Quarter                           $  4.50              $  3.41
     Third Quarter                            $  5.91              $  4.13
     Fourth Quarter                           $  5.38              $  3.25

     Year Ended December 31, 1999

     First Quarter                            $  5.63              $  3.44
     Second Quarter                           $  5.50              $  3.63
     Third Quarter                            $  5.63              $  4.31
     Fourth Quarter                           $  5.13              $  3.88


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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 1997 through 2001 and the balance sheet data as of December 31, for the years indicated, are derived from the consolidated financial statements audited by Deloitte & Touche LLP, independent certified public accountants, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this and in the 1997, 1998, 1999 and 2000 Forms 10-K.

(in thousands, except per
share information)

                         2001          2000          1999          1998          1997
--------------------------------------------------------------------------------------

Net                    $92,280       $79,733       $72,303       $53,866       $43,057
sales

Net income             $ 3,019       $ 3,915       $ 4,478       $ 3,563       $ 1,250

Net income per
common share
  Basic                $  0.30       $  0.39       $  0.45       $  0.38       $  0.14
  Diluted              $  0.29       $  0.38       $  0.43       $  0.34       $  0.13


Total assets           $38,561       $38,958       $28,709       $22,557       $16,933

Long-term debt         $ 5,851       $ 9,732       $   903       $ 1,335       $ 3,408




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     During 2001, the Company continued to expand its existing product lines and further develop its markets. In particular, the Company continues to focus on developing and marketing beverages that fall within the category generally described as the "functional" beverage category with particular emphasis on Energy type drinks.

     The Company achieved record sales in 2001. The increase in sales in 2001 was primarily attributable to the growth in sales of the Company's Natural Sodas, Blue Sky Natural Sodas and apple juice, as well as sales of Junior Juice drinks since the acquisition by the Company of that brand and Energade(R) and E2O Energy Water since their respective introductions during the year. The increase in sales was partially offset by decreased sales of Smoothies in P.E.T. and glass bottles, and the Healthy Start/Silver Foxes juice line as well as lower sales of iced teas, lemonades and juice cocktails, Signature Sodas and the children's multi vitamin juice drinks in 8.45-ounce aseptic packaging. As a result of the change in the Company's product and customer mix, the gross profit percentage achieved by the Company in 2001 decreased to 44.2% from 46.5% in 2000.

     During 2001, sales outside of California represented 39% of the aggregate sales of the Company, as compared to approximately 37% of the aggregate sales of the Company in 2000. Sales to distributors outside the United States during 2001 amounted to $1,233,000 compared to $753,000 in 2000.

     The Company introduced a line of diet Natural Sodas in 12-ounce cans at the end of 2000/beginning of 2001 and an additional flavor, Ginger Ale, to its regular Natural Soda line in 2001. In addition, the Company also introduced its original Energy drink in 8.3-ounce glass bottles, two additional energy drinks in 8.3-ounce slim-cans, Sparkling Lemonades and Orangeades in 1-liter glass bottles, Medicine Man(R) in glass bottles, Energade(R) in 23.5-ounce cans, E2O Energy Water in 24-ounce P.E.T. bottles, Soy Smoothies in 1-liter and 11-ounce aseptic packaging, additional juice blends in 64-ounce P.E.T. bottles, fruit juice Smoothies in 16-ounce P.E.T. bottles, functional nutrition bars and active nutrition bars. The Company reduced its Smoothie line in 64-ounce P.E.T. bottles from six flavors to two flavors. The Company is discontinuing its entire Healthy Start/Silver Foxes 100% juice lines in glass and P.E.T. bottles. Response from customers and consumers to the Medicine Man(R) line was disappointing and, in consequence, the Company is presently reevaluating that line.

     Sales of the Company's dual-branded 100% juice line named "Juice Blast(R)", which was launched in conjunction with Costco under the "Kirkland Signature(TM)/Hansen's(R) Natural" brand name and is sold nationally through Costco stores, were slightly lower than in 2000. The Company has, in conjunction with Costco, introduced new flavors in place of certain of the existing flavors and will continue to introduce new flavors in an effort to ensure that its variety pack remains fresh and different for consumers.

     On September 20, 2000 the Company, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky Natural Soda business. The Blue Sky Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzers in 12-ounce cans.

     On May 25, 2001 the Company, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice beverage business. The Junior Juice product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     During 2001, the Company entered into several new distribution agreements for the sale of its products, both within and outside the United States. As discussed under "ITEM 1 BUSINESS - MANUFACTURE, PRODUCTION and DISTRIBUTION", it is anticipated that the Company will continue building its national sales force in 2002 to support and grow the sales of its products.

     Further, during 2001, the Company, through its wholly owned subsidiary, HEB, continued to market a malt-based beverage called Hard e, which contains up to 5% alcohol. The Hard e product is not marketed under the Hansen's name.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Net Sales. For the year ended December 31, 2001, net sales were $92.3 million, an increase of $12.6 million or 15.7% over the $79.7 million net sales for the year ended December 31, 2000. The increase in net sales was primarily attributable to increased sales of natural sodas, Blue Sky Natural Sodas, which trademark was acquired in September 2000, and apple juice and sales of Junior Juice, which trademark was acquired in May 2001 and Energade(R), which was introduced in July 2001. To a lesser extent, the increase in net sales was also attributable to the introduction of E2O Energy Water in June 2001, increased sales of Hard e, which was introduced in August 2000, natural bars, which were introduced in August 2000, smoothies in 11.5-ounce cans and juice blends. The increase in net sales was partially offset by decreases in sales of smoothies in glass and P.E.T. bottles, Signature Sodas, children's multi-vitamin juice drinks, Healthy Start/Silver Foxes in glass and P.E.T. bottles and teas, lemonade and juice cocktails.

     Gross Profit. Gross profit was $40.8 million for the year ended December 31, 2001, an increase of $3.7 million or 10.0% over the $37.1 million gross profit for the year ended December 31, 2000. Gross profit as a percentage of net sales decreased to 44.2% for the year ended December 31, 2001 from 46.5% for the year ended December 31, 2000. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales is primarily attributable to slightly lower margins achieved as a result of a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $35.3 million for the year ended December 31, 2001, an increase of $5.1 million or 16.9% over total operating expenses of $30.2 million for the year ended December 31, 2000.

Total operating expenses as a percentage of net sales increased to 38.2% for the year ended December 31, 2001, from 37.9% for the year ended December 31, 2000. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively larger increase in selling, general and administrative expenses.

     Selling, general and administrative expenses were $34.8 million for the year ended December 31, 2001 an increase of $5.0 million or 16.5% over selling, general and administrative expenses of $29.8 million for the year ended December 31, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 37.7% for the year ended December 31, 2001 from 37.4% for the year ended December 31, 2000. Selling expenses were $24.3 million for the year ended December 31, 2001, an increase of $3.6 million or 17.1% over selling expenses of $20.8 million for the year ended December 31, 2000. Selling expenses as a percentage of net sales increased to 26.4% for the year ended December 31, 2001 from 26.0% for the year ended December 31, 2000. The increase in selling expenses was primarily attributable to increased promotional expenditures, distribution (freight) expenses, commissions, expenditures for graphic design and premiums as well as fees paid for slotting. The increase in selling expenses was partially offset by a decrease in expenditures for advertising, merchandise displays, point of sale and in-store demonstrations. General and administrative expenses were $10.4 million for the year ended December 31, 2001, an increase of $1.4 million or 15% over general and administrative expenses of $9.0 million for the year ended December 31, 2000. General and administrative expenses as a percentage of net sales was 11.3% for the year ended December 31, 2001 from 11.4% for the year ended December 31, 2000. The increase in general and administrative expenses was attributable to an increase in payroll costs, which was partially offset by a decrease in other general and administrative costs. The increase in payroll costs was partially attributable to noncash compensation expense related to the exercise of stock options of $231,000.

     Amortization of trademark license and trademarks was $507,000 for the year ended December 31, 2001, an increase of $136,000 over amortization of trademark license and trademarks of $371,000 for the year ended December 31, 2000. The increase in amortization of trademark license and trademarks was primarily attributable to the amortization of the Blue Sky trademark for a full year since the trademark was acquired in September 2000. To a lesser extent, the increase in amortization of trademark license and trademarks was due to the acquisition of the Junior Juice trademark in May 2001.

     Operating Income. Operating income was $5.6 million for the year ended December 31, 2001, compared to $6.9 million for the year ended December 31, 2000. The $1.3 million decrease in operating income was primarily attributable to increased operating expenses, which was partially offset by increased gross profit.

     Net Non-operating Expense. Net non-operating expense was $519,000 for the year ended December 31, 2001, which was $150,000 higher than net non-operating expense of $369,000 for the year ended December 31, 2000. Net non-operating expense consists of interest and financing expense and interest income. Interest and financing expense for the year ended December 31, 2001 was $528,000, as compared to $382,000 for the year ended December 31, 2000. The increase in interest and financing expense was primarily attributable to the increase in long-term debt, primarily related to the acquisition of the Blue Sky business in 2000. See also "Liquidity and Capital Resources" below. Interest income for the year ended December 31, 2001 was $9,000, as compared to interest income of $13,000 for the year ended December 31, 2000. The decrease in interest income was primarily attributable to a reduction in the cash available for investment during the year ended December 31, 2001.

     Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2001 was $2.0 million as compared to provision for income taxes of $2.6 million for the year ended December 31, 2000. The effective combined federal and state tax rate for 2001 was 40.0% as compared to 40.1% for 2000. The decrease in the provision for income taxes was primarily attributable to decreased operating income.

     Net Income. Net income was $3.0 million for the year ended December 31, 2001, compared to $3.9 million for the year ended December 31, 2000. The $896,000 decrease in net income was attributable to decreased operating income of $1.3 million and increased non-operating expense of $150,000, which was partially offset by decreased provision for income taxes of $603,000.

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

     Net Non-operating Expense. Net non-operating expense was $369,000 for the year ended December 31, 2000, which was $317,000 higher than net non-operating expense of $52,000 for the year ended December 31, 1999. Net non-operating expense consists of interest and financing expense and interest income. Interest and financing expense for the year ended December 31, 2000 was $382,000, as compared to $171,000 for the year ended December 31, 1999. The increase in interest and financing expense was primarily attributable to the increase in long-term debt, primarily related to the acquisition of the Blue Sky business. See also "Liquidity and Capital Resources" below. Interest income for the year ended December 31, 2000 was $13,000, as compared to interest income of $118,000 for the year ended December 31, 1999. The decrease in interest income was primarily attributable to a reduction in the cash available for investment during the year ended December 31, 2000.

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

Liquidity and Capital Resources

     As of December 31, 2001, the Company had working capital of $12,978,000 compared to working capital of $13,644,000 as of December 31, 2000. The decrease in working capital was primarily attributable to payments made on long-term debt and increased expenditures for the acquisition of property, trademark license and trademarks, and deposits and other assets. The decrease was offset by working capital provided by net income earned after adjustments for certain non-cash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, the increase in deferred income taxes and compensation expense related to the issuance of stock options.

     The Company's cash was used for certain working capital items, such as acquisition of increased inventories and to reduce accounts payable, as well as the acquisition of the Blue Sky and Junior Juice businesses, trademark licenses and trademarks, purchases of property and equipment. The acquisition of increased inventories, increases in accounts receivable, increases in deposits and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, and repayment of the Company's line of credit are expected to remain the Company's principal recurring use of cash and working capital funds.

     Net cash used in investing activities for the year ended December 31, 2001 was $682,000, as compared to net cash used in investment activities of $7.9 million in 2000. The decrease in net cash used in investing activities was primarily attributable to lower levels of trademark acquisitions, purchases of property and equipment and deposits and other assets in 2001. Management, from time to time, considers the acquisition of capital equipment, particularly, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand, as well as the introduction of new product lines.

     Net cash used in financing activities was $4.4 million for the year ending December 31, 2001, as compared to net cash provided by financing activities of $7.1 million in 2000. The increase in net cash used in financing activities as compared to the prior year was primarily attributable to increased principal payments of long-term debt, the reduction of short-term borrowings and decreased proceeds from the issuance of common stock during 2001. During 2000, the Company purchased common stock to be held in treasury, whereas no such purchases occurred in 2001.

     In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loans were secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. That facility was subsequently modified from time to time, and on September 19, 2000, HBC entered into modification agreement with Comerica which amended certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of HBC from time to time.

     The following represents a summary of the Company's contractual obligations and related scheduled maturities as of December 31, 2001:

                                 Long Term
                             Debt & Capital Lease
                                Obligations           Operating Lease                 Total
                            ----------------------  ----------------------  ----------------------
Year ending December 31:
       2002                    $   337,872              $   623,729              $    961,601
       2003                        235,241                  644,918                   880,159
       2004                        250,463                  647,726                   898,189
       2005                      5,218,641                  645,266                 5,863,907
       2006                        146,760                  660,468                   807,228
       Thereafter                                         2,539,485                 2,539,485
                            ----------------------  ----------------------  ----------------------
                               $ 6,188,977              $ 5,761,592              $ 11,950,569
                            ======================  ======================  ======================

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with the financial covenants at December 31, 2001.

     If any event of default shall occur for any reason, whether voluntary or involuntary, Comercia may declare any or all of portions outstanding on the line of credit immediately due and payable, exercise rights and remedies available to secured parties under the Uniform Commercial Code, institute legal proceedings to foreclose upon the lien and security interest granted or for the sale of any or all collateral.

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of common stock of the Company, as well as any purchases of capital assets or equipment through December 31, 2002.

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

Critical Accounting Policies

     The following summarize the most significant accounting and reporting policies and practices of the Company.

     Trademark License and Trademarks - Trademark license represents the Company's exclusive world-wide right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters, shelf stable fruit juices and drinks containing fruit juices on a royalty free basis and other non-carbonated beverages and water and non-beverage products in consideration of royalty payments. In September 1999, HBC entered into an Assignment and Agreement with the Fresh Juice Company of California, Inc. ("FJC"), pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names and its obligation to pay royalties on certain product lines fell away. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks over 40 years. The Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets, will affect the Company's method of amortizing its trademark license and trademarks.

     Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. As of December 31, 2001, management does not believe that the Company's long-lived assets have been impaired. If the carrying value of the long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. In addition, the Company supports its customers with promotional allowances, portion of which is utilized for marketing and indirect advertising by them. In certain instances, a portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent it is based on estimates, be affected. The adoption of Emerging Issues Task Force ("EITF") No. 01-9, as described below, will affect the presentation of these advertising expenses and promotional allowances within the Company's Consolidated Statements of Income.


New Accounting Pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either current or non-current assets or liabilities at fair value. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

     During 2000 and 2001, the Financial Accounting Standards Board's ("FASB") EITF addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances currently classified as selling, general and administrative expenses to be classified as a reduction of net sales. The Company is currently evaluating the impact of EITF No. 01-9 on its financial statements and will comply with its provisions beginning in the first quarter of 2002.

     In June 2001, the FASB approved SFAS No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date of June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is required for the Company on January 1, 2002. The adoption of SFAS 142 is expected to reduce the trademark amortization expense currently recognized by the Company.

     In December 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition and accounting for deferred costs in the consolidated financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's revenue recognition policy, there was no material impact to the Company's financial position and consolidated statements of income from the adoption of SAB No. 101.

     In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2001, 2000 and 1999, freight-out costs amounted to $4.2 million, $4.1 million, and $3.8 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on January 1, 2003, as required.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2002. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the
Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

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

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
o    Changes in consumer preferences;
o Changes in demand that are weather related, particular in areas outside of California;
o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
o    The introduction of new products;
o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms and/or certain state regulatory agencies;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others and in respect of many which the Company's experience is limited. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facility and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of its Energy and functional drinks in 8.3-ounce slim cans, Smoothies in 11.5-ounce cans, E20 Energy Water, Energade and other products.

     The foregoing list of important factors is not exhaustive.

Sales

     The table set forth below discloses selected quarterly data regarding sales for the past five years. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

     Sales of beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (twenty-four 8-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Unit case volume of the Company means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by the Company. Sales of food bars and cereals are expressed in actual cases. A case of food bars and cereals is defined as follows:

A fruit and grain bar and functional nutrition bar case equals ninety 1.76-ounce bars.
A natural cereal case equals ten 13-ounce boxes measured by volume.
An active nutrition bar case equals thirty two 1.4 ounce bars.

     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been Hansen's experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company has not had sufficient experience with its food bars, cereal products and Hard e malt-based products and consequently has no knowledge of the trends which may occur with such products. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products, soda concentrates and food products and increased advertising and promotional expenses. See also "ITEM 1. BUSINESS - SEASONALITY."

         Unit Case Volume / Case Sales (in Thousands)

                       2001        2000        1999        1998        1997
                    ----------  ----------  ----------  ----------  -----------
     Quarter 1         3,091       2,451       2,287       1,733        1,281
     Quarter 2         4,171       3,323       2,817       2,159        2,058
     Quarter 3         4,271       3,157       3,148       2,625        2,453
     Quarter 4         3,583       2,859       2,645       1,796        1,913
                    ----------  ----------  ----------  ----------  -----------
     Total            15,116      11,790      10,897       8,313        7,705
                    ==========  ==========  ==========  ==========  ===========

         Net Revenues (in Thousands)

                       2001        2000        1999        1998         1997
                    ----------  ----------  ----------  ----------  -----------
     Quarter 1       $18,769     $15,978     $15,229     $11,265      $ 7,120
     Quarter 2        25,715      22,667      19,142      13,950       11,496
     Quarter 3        26,180      22,702      20,491      16,589       13,439
     Quarter 4        21,616      18,386      17,441      12,062       11,002
                    ----------  ----------  ----------  ----------  -----------
     Total           $92,280     $79,733     $72,303     $53,866      $43,057
                    ==========  ==========  ==========  ==========  ===========


Inflation

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed to are fluctuations in commodity prices, affecting the cost of raw materials, and changes in interest rates on the Company's long term debt. The Company is subject to market risk with respect to the cost of commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates.

     At December 31, 2001, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended December 31, 2001, the net impact on the Company's pre-tax earnings would have been approximately $71,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be furnished in response to this item is submitted hereinafter following the signature page hereto at pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

     Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is anticipated that the next annual meeting of stockholders will be held in November 2002.

     Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

     Rodney C. Sacks (52) - Chairman of the Board of Directors of the Company, Chief Executive Officer and director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present. Mr. Sacks resigned from his position as Chief Financial Officer of the Company in July 1996, which office he had held from November 1990 to July 1996.

     Hilton H. Schlosberg (49) - Vice Chairman of the Board of Directors of the Company, President, Chief Operating Officer, Secretary, and a director of the Company from November 1990 to the present. Chief Financial Officer of the Company since July 1996. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Member of the Audit Committee of the Board of Directors from September 1997 to April 2000. Vice Chairman of the Board of Directors, Secretary and a director of HBC from July 1992 to the present. Director and/or Deputy Chairman of AAF Industries PLC, a United Kingdom publicly quoted industrial group, from June 1990 until April 1995.

     Benjamin M. Polk (51) - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Member of the Audit Committee of the Board of Directors of the Company from September 1997 to November 2000. Member of the Compensation Committee of the Board of Directors of the Company from April 1991 until September 1997. Partner with Winston & Strawn (New York, New York) where Mr. Polk has practiced law with that firm and its predecessors, Whitman Breed Abbott & Morgan LLP and Whitman & Ransom, from August 1976 to the present. 1

     Norman C. Epstein (61) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998. Managing Director of Cheval Acceptances, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

     Harold C. Taber, Jr. (62) - Director of the Company since July 1992. Member of the Audit Committee of the Board of Directors since April 2000. Consultant to the Company from July 1, 1997 to June 30, 2000. Consultant to The Joseph Company from September 1997 to March 1999. President and Chief Executive Officer and a director of HBC from July 1992 to June 1997. On June 30, 1997, Mr. Taber resigned from his employment as well as director, President and Chief Executive Officer of HBC. In addition, effective June 30, 1997, Mr. Taber resigned as a member of the Executive Committee on which he served since October 1992.

     Mark S. Vidergauz (48) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998. Member of the Audit Committee of the Board of Directors since April 2000. Managing Director and Chief Executive Officer of Sage Group LLC from April 2000 to present. Managing director at the Los Angeles office of ING Barings LLC, a diversified financial service institution headquartered in the Netherlands from April 1995 to April 2000. Prior to joining ING Barings LLC in April 1995, Mr. Vidergauz was a managing director at Wedbush Morgan Securities, an investment banking firm in Los Angeles, from 1991 to 1995. Prior to joining Wedbush, Mr. Vidergauz was a corporate finance attorney in the Los Angeles office of O'Melveny & Meyers.

1 Mr. Polk and his law firm, Winston & Strawn, serve as counsel to the Company.


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

     To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the year ended December 31, 2001, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were in compliance.

ITEM 11.          EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding the total remuneration earned and grants of options/stock appreciation rights ("SARs") made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 2001. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the years December 31, 1999 through 2001.

SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                                                            Compensation (4)
                                                        ANNUAL COMPENSATION                     Awards (5)
----------------------------------------- ------------------------------------------------ -----------------
                                                                            Other              Securities
                                                           Bonus (2)        Annual             underlying
Name and Principal Positions     Year      Salary (1) ($)     ($)       Compensation ($)    Options/SARs (#)
----------------------------- ----------- --------------- ----------- -------------------- -----------------
      Rodney C. Sacks            2001         194,400         8,000         7,314 (3)
       Chairman, CEO             2000         194,400        10,000         6,262 (3)
        and Director             1999         180,000        25,000         6,088 (3)           100,000
----------------------------- ----------- --------------- ----------- -------------------- -----------------
    Hilton H. Schlosberg         2001         194,400         8,000         7,314 (3)
     Vice-Chairman, CFO          2000         194,400        10,000         6,263 (3)
  President, Secretary and       1999         180,000        25,000         6,088 (3)           100,000
          Director
----------------------------- ----------- --------------- ----------- -------------------- -----------------
        Mark J. Hall             2001         160,000         8,000         7,349 (3)
   Senior Vice President         2000         160,000        20,000         8,061 (3)
    Distributor Division         1999         150,000        40,000         7,551 (3)            30,000
----------------------------- ----------- --------------- ----------- -------------------- -----------------
       Kirk S. Blower            2001         115,000         3,000         7,364 (3)
   Senior Vice President         2000         115,000         4,000         7,316 (3)
       Juice Division            1999         110,000        16,800         7,099 (3)            12,500
----------------------------- ----------- --------------- ----------- -------------------- -----------------
      Steven B. Edgar            2001         107,000        21,400        86,160 (6)
       Vice President            2000         102,250         8,000        10,114 (3)
           Sales                 1999          98,000        20,000         2,593 (3)            10,000
----------------------------- ----------- --------------- ----------- -------------------- -----------------


1 SALARY - Pursuant to employment agreement, .Messrs. Sacks and Schlosberg are entitled to an annual base salary of $209,952, $194,400 and $180,000 for 2001, 2000 and 1999 respectively. During 2001, Messrs. Sacks and Schlosberg received salaries of $194,400 respectively.

2 BONUS - Payments made in 2002, 2001 and 2000 are for bonuses accrued in 2001, 2000 and 1999 respectively.

3 OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus for the years shown.

4 LONG-TERM INCENTIVE PLAN PAYOUTS - None paid. No plan in place.

5 RESTRICTED STOCK AWARDS - The Company does not have a plan for restricted stock awards.

6 Includes $75,257 representing the dollar value of the difference between the price paid for common stock of the Company through the exercise of stock options and the fair market value of the common stock on the date of exercise; and $10,903 for automobile expense reimbursement.

ALL OTHER COMPENSATION - none paid


OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 2001

         None.

              AGGREGATED OPTION/SAR EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2001 AND OPTION/SAR VALUES AT DECEMBER 31, 2001

                                                                             Number of              Value of
                                                                             underlying            unexercised
                                                                             unexercised           in-the-money
                                                                           options/SARs at        options/SARs at
                                                                          December 31, 2001      December 31, 2001
                                                                                 (#)                    ($)
                                                                        ---------------------- ---------------------
                                Shares acquired           Value              Exercisable/           Exercisable/
            Name                on exercise (#)        Realized ($)          Unexercisable         Unexercisable
----------------------------- ------------------- --------------------- ---------------------- ---------------------
Rodney C. Sacks                       -                    -               94,000/43,500 (1)          97,875/0
----------------------------- ------------------- --------------------- ---------------------- ---------------------
Hilton H. Schlosberg                  -                    -               94,000/43,500 (1)          97,875/0
----------------------------- ------------------- --------------------- ---------------------- ---------------------
Mark J. Hall                          -                    -               92,000/24,000 (2)      278,280/75,360
----------------------------- ------------------- --------------------- ---------------------- ---------------------
Kirk S. Blower                        -                    -                5,000/7,500 (3)              0/0
----------------------------- ------------------- --------------------- ---------------------- ---------------------
Steven B. Edgar                     47,332              128,743             4,000/6,000 (4)              0/0
----------------------------- ------------------- --------------------- ---------------------- ---------------------

1 Includes options to purchase 37,500 shares of common stock at $1.59 per share of which all are exercisable at December 31, 2001, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Messrs. Sacks and Schlosberg, respectively; and options to purchase 100,000 shares of common stock at $4.25 per share of which 56,500 are exercisable at December 31, 2001, granted pursuant to Stock Option Agreements dated February 2, 1999 between the Company and Messrs. Sacks and Schlosberg, respectively.

2 Includes options to purchase 96,000 shares of common stock at $1.06 per share of which 72,000 are exercisable at December 31, 2001, granted pursuant to a Stock Option Agreement dated February 10, 1997 between the Company and Mr. Hall; options to purchase 20,000 shares of common stock at $1.59 per share of which 20,000 are exercisable at December 31, 2001, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Hall.

3 Includes options to purchase 12,500 shares of common stock at $4.25 per share of which 5,000 are exercisable at December 31, 2001, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Blower.

4 Includes options to purchase 10,000 shares of common stock at $4.25 per share of which 4,000 are exercisable at December 31, 2001, granted pursuant to a Stock Option Agreement dated February 1, 1999 between the Company and Mr. Edgar.

Performance Graph

     The following graph shows a five-year comparison of cumulative total returns: (1)

                           TOTAL SHAREHOLDER RETURNS

                           ANNUAL RETURN PERCENTAGES

For the years ended December 31,

Company Name/Index                 1997      1998      1999     2000      2001
----------------------           --------  --------  -------- --------  --------
HANSEN NAT CORP                    70.62    196.63    (19.77)  (10.14)     8.39
S&P SMALLCAP 600 INDEX             25.58     (1.31)    12.40    11.80      6.54
PEER GROUP                         34.05    (43.03)     9.15    17.06     47.15

                                INDEXED RETURNS

For the years ended December 31,

                          Base
                         Period
Company Name/Index        1996     1997      1998      1999     2000      2001
----------------------   ------  --------  --------  -------- --------  --------
HANSEN NAT CORP            100    170.62    506.12    406.07   364.88    395.48
S&P SMALLCAP 600 INDEX     100    125.58    123.95    139.32   155.76    165.94
PEER GROUP                 100    134.05     76.37     83.36    97.58    143.58


1 Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1996. The Company's self-selected peer group is comprised of Saratoga Beverage Group, National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc., Cott Corporation, Northland Cranberries and Jones Soda Co. All of the companies in the peer group traded during the entire five-year period with the exception of Saratoga Beverage Group, which traded through 1999, Triarc Companies, Inc., which sold their beverage business in October 2000 and Jones Soda Co., which started trading in August 2000.

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

     The preceding descriptions of the employment agreements for Messrs. Sacks and Schlosberg are qualified in their entirety by reference to such agreements, which have been filed or incorporated, by reference as exhibits to this report.

Directors' Compensation

     The Company's current policy is to pay outside directors (non-executive officers) who are not contractually entitled to be nominated to serve as directors, annual fees of $7,000 plus $500 for each meeting attended of the Board of Directors or any committee thereof. Norman E. Epstein, Harold C. Taber, Jr. and Mark S. Vidergauz earned director's fees of $8,000 and Benjamin M. Polk earned director's fees of $7,500 for the one-year period ended December 31, 2001.

Employee Stock Option Plan

     The Company has a stock option plan (the "Plan") that provided for the grant of options to purchase up to 3,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under
Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, for shares of common stock valued at fair market value on the date of purchase or in consideration of the cancellation of options valued at the difference between the exercise price thereof and the fair market value of the common stock on the date of exercise.

     During 2001, the Company adopted the Hansen Natural Corporation 2001 Stock Option Plan ("2001 Option Plan"). The 2001 Option Plan provides for the grant of options to purchase up to 2,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Stock Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended (the "Code"), nonqualified stock options, or stock appreciation rights.

     The Plan and the 2001 Option Plan are administered by the Compensation Committee of the Board of Directors of the Company, comprised of directors who satisfy the "non-employee" director requirements of Rule 16b-3 under the Securities Exchange Act of 1934 and the "outside director" provision of Section 162(m) of the Code. Grants under the Plan and the 2001 Option Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth information, as of March 11, 2002, of the only persons known to the Company who beneficially own more than 5% of the outstanding common stock of the Company:

Title          Name and Address of               Amount and Nature of  Percent
Of Class       Beneficial Owner                  Beneficial Ownership  of Class
-------------- --------------------------------- --------------------  --------
Common Stock   Brandon Limited
                   Partnership No. 1 (1)               654,822            6.5%
               Brandon Limited
                   Partnership No. 2 (2)             2,831,667           28.2%
               Rodney C. Sacks (3)                   3,987,989 (4)       39.7%
               Hilton H. Schlosberg (5)              3,949,086 (6)       39.3%
               Kevin Douglas, Douglas Family
                   Trust and James Douglas and
                   Jean Douglas Irrevocable
                   Descendents' Trust(7)
                                                       706,911 (8)        7.0%


1 The  mailing  address of Brandon  No. 1 is P.O.  Box 30749,  Seven Mile Beach,
Grand Cayman, British West Indies. The general partners of Brandon No. 1 are Rodney C. Sacks and Hilton H. Schlosberg.

2 The  mailing  address of Brandon  No. 2 is P.O.  Box 30749,  Seven Mile Beach,
Grand Cayman, British West Indies. The general partners of Brandon No. 2 are Rodney C. Sacks and Hilton H. Schlosberg.

3 The mailing address of Mr. Sacks is 1010 Railroad Street, Corona, California 92882.

4 Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 76,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 114,000 shares presently exercisable under Stock Option Agreements; (iii) 243,546 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children, a trust for the benefit of his children and a limited partnership for the benefit of Mr. Sacks and his children and of which he is the general partner; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children, a trust for the benefit of his children and a limited partnership for the benefit of Mr. Sacks and his children and of which he is the general partner.

5 The mailing address of Mr. Schlosberg is 1010 Railroad Street, Corona, California 92882.

6 Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are jointly owned by Mr. Schlosberg and his wife, 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the

Company and Mr. Schlosberg; and options presently exercisable to purchase 76,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock, (ii) the 114,000 shares presently exercisable under Stock Option Agreements; (iii)
247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

7 The mailing address of this reporting person is 1101 Fifth Avenue, Suite 360, San Rafael, California 94906.

8 Includes 252,682 shares of common stock owned by Kevin Douglas; 226,409 shares of common stock owned by James Douglas and Jean Douglas Irrevocable Descendants' Trust; and 227,820 shares of common stock owned by Douglas Family Trust. Kevin Douglas, Douglas Family Trust and James Douglas and Jean Douglas Irrevocable
Descendants' Trust are deemed members of a group that shares voting and dispositive power over the shares.



(b) The following table sets forth information as to the ownership of shares of common stock, as of March 11, 2002, held by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them:

Title of Class     Name                       Amount Owned    Percent of Class
-----------------  -------------------------  --------------  ----------------
Common Stock       Rodney C. Sacks            3,987,989 (1)         39.2%
                   Hilton H. Schlosberg       3,949,086 (2)         38.8%
                   Harold C. Taber, Jr.         107,419 (3)          1.1%
                   Mark S. Vidergauz             12,000 (4)           * %

Officers and Directors as a group (6 members: 4,570,005 shares or 44.4% in aggregate)

*Less than 1%


1 Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 76,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 114,000 shares presently exercisable under Stock Option Agreements; (iii) 243,546 share held by Brandon No. 1 allocable to the limited partnership interests in Brandon

No. 1 held by Mr. Sacks, his children, a trust for the benefit of his children and a limited partnership for the benefit of Mr. Sacks and his children and of which he is the general partner; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children, a trust for the benefit of his children and a limited partnership for the benefit of Mr. Sacks and his children and of which he is the general partner.

2 Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are owned jointly by Mr. Schlosberg and his wife; 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 76,500 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock, (ii) the 114,000 shares presently exercisable under Stock Option Agreements; (iii)
247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

3 Includes 71,137 shares of common stock owned by Mr. Taber; and 36,281.7 shares of common stock owned by the Taber Family Trust of which Mr. Taber and his wife are trustees.

4 Includes options presently exercisable to purchase 12,000 shares of common stock exercisable at $3.72 per share, granted under a Stock Option Agreement with the Company dated as of June 18, 1998 pursuant to the Directors Plan.

         There are no arrangements known to the Company, the operation of which, may at a subsequent date result in a change of control of the Company.

  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Benjamin M. Polk is a partner in Winston & Strawn, a law firm (together with its predecessors) that has been retained by the Company since 1992.

         Rodney C. Sacks is currently acting as the sole Trustee of a trust formed pursuant to an Agreement of Trust dated July 27, 1992 for the purpose of holding the Hansen's (R) trademark. The Company and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss or liability arising out of his acting as Trustee.

         During 2001, the Company purchased promotional items from IFM Group, Inc. ("IFM"). Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in IFM. Purchases from IFM of promotional items in 2001, 2000 and 1999 were $164,638, $115,520 and $121,289 respectively. The Company continues to purchase promotional items from IFM Group, Inc. in 2002.

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


         2. Index to Financial Statements filed as part of this Report

         Independent Auditors' Report                                        F-2

         Consolidated Balance Sheets as of December 31, 2001 and 2000        F-3

         Consolidated  Statements of Income for the years ended
         December 31, 2001, 2000 and 1999                                    F-4

         Consolidated Statements of Shareholders' Equity for the years
         ended December 31, 2001, 2000 and 1999                              F-5

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                    F-6

         Notes to Consolidated Financial Statements for the years ended
         December 31, 2001, 2000 and 1999                                    F-8


(b)      Financial Statement Schedules

         Valuation and Qualifying  Accounts for the years ended
         December 31, 2001, 2000 and 1999                                   F-20

(c)      Reports on Form 8-K

         None

SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION


              By:  /s/ RODNEY C. SACKS                    Date:   March 29, 2002
                   -----------------------
                   Rodney C. Sacks
                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                     Title                     Date

/s/ RODNEY C. SACKS         Chairman of the Board of Directors    March 29, 2002
--------------------------  and Chief Executive Officer
Rodney C. Sacks             (Principal Executive Officer)

/s/ HILTON H. SCHLOSBERG    Vice Chairman of the Board of         March 29, 2002
--------------------------  Directors, President, Chief
Hilton H. Schlosberg        Operating Officer, Chief Financial
                            Officer and Secretary

/s/ BENJAMIN M. POLK        Director                              March 29, 2002
--------------------------
Benjamin M. Polk



/s/ NORMAN C. EPSTEIN       Director                              March 29, 2002
--------------------------
Norman C. Epstein



/s/ HAROLD C. TABER, JR.    Director                              March 29, 2002
--------------------------
Harold C. Taber, Jr.



/s/ MARK S. VIDERGAUZ       Director                              March 29, 2002
--------------------------
Mark S. Vidergauz

INDEX TO EXHIBITS

     The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

----------------- --------------------------------------------------------------------------------------------
Exhibit No.       Document Description
----------------- --------------------------------------------------------------------------------------------
2.1               Asset Purchase  Agreement among Blue Sky Natural Beverage Co., a Delaware  Corporation,  as
                  Purchaser and Blue Sky Natural Beverage Co., a New Mexico  Corporation as Seller and Robert
                  Black dated as of September 20, 2000.19
----------------- --------------------------------------------------------------------------------------------
3(a)              Certificate of Incorporation. 1
----------------- --------------------------------------------------------------------------------------------
3(b)              Amendment to Certificate of Incorporation dated October 21, 1992. 2
----------------- --------------------------------------------------------------------------------------------
3(c)              By-Laws.  2
----------------- --------------------------------------------------------------------------------------------
10(c)             Asset Purchase  Agreement  dated June 8, 1992 ("Asset  Purchase  Agreement"),  by and among
                  Unipac Corporation  ("Unipac"),  Hansen Beverage Company ("Hansen"),  California Co-Packers
                  Corporation  ("Co-Packers"),  South Pacific Beverages,  Ltd. ("SPB"),  Harold C. Taber, Jr.
                  ("Taber"),  Raimana  Martin ("R.  Martin"),  Charles  Martin ("C.  Martin"),  and Marcus I.
                  Bender ("Bender"), and with respect to certain provisions,  ERLY Industries, Inc. ("ERLY"),
                  Bender Consulting  Incorporated ("Bender  Consulting") and Black Pearl International,  Ltd.
                  ("Blank Pear"). 2
----------------- --------------------------------------------------------------------------------------------
10(d)             First Amendment to Asset Purchase Agreement dated as of July 10, 1992. 2
----------------- --------------------------------------------------------------------------------------------
10(e)             Second Amendment to Asset Purchase Agreement dated as of July 16, 1992. 2
----------------- --------------------------------------------------------------------------------------------
10(f)             Third Amendment to Asset Purchase Agreement dated as of July 17, 1992. 2
----------------- --------------------------------------------------------------------------------------------
10(g)             Fourth Amendment to Asset Purchase Agreement dated as of July 24, 1992. 2
----------------- --------------------------------------------------------------------------------------------
10(h)             Subordinated  Secured Promissory Note of Hansen in favor of ERLY dated July 27, 1992 in the principal amount of $4,000,000.  2
----------------- --------------------------------------------------------------------------------------------
10(i)             Security Agreement dated July 27, 1992 by and between Hansen and ERLY. 2
----------------- --------------------------------------------------------------------------------------------
10(j)             Stock  Option  Agreement  by and between  SPB and Unipac  dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- --------------------------------------------------------------------------------------------
10(k)             Stock Option  Agreement  by and between  Taber and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- --------------------------------------------------------------------------------------------
10(l)             Stock  Option  Agreement  by and between  Co-Packers  and Unipac dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- --------------------------------------------------------------------------------------------
10(n)             Stock  Option  Agreement  by and between  SPB and Unipac  dated July 27, 1992 for an option price of $2.50 per share. 2
----------------- --------------------------------------------------------------------------------------------
10(o)             Stock  Option  Agreement  by and between  Co-Packers  and Unipac dated July 27, 1992 for an option price of $2.50 per share. 2
----------------- --------------------------------------------------------------------------------------------
10(p)             Assignment  Agreement re:  Trademarks by and between Hansen's  Juices,  Inc.  ("FJC"),  and
                  Hansen, dated July 27, 1992. 8
----------------- --------------------------------------------------------------------------------------------
10(q)             Assignment  of  Trademarks  dated July 27,  1992 by FJC to Gary  Hansen,  Anthony  Kane and
                  Burton S. Rosky,  as trustees under that certain trust  agreement  dated July 27, 1992 (the
                  "Trust"). 8
----------------- --------------------------------------------------------------------------------------------
10(r)             Assignment of License by Co-Packers to Hansen dated as of July 27, 1992. 8
----------------- --------------------------------------------------------------------------------------------
10(s)             Employment Agreement between Hansen and Taber dated as of July 27, 1992. 3
----------------- --------------------------------------------------------------------------------------------
10(t)             Consulting Agreement by and between Hansen and Black Pearl dated July 27, 1992. 3
----------------- --------------------------------------------------------------------------------------------
10(u)             Consulting Agreement by and between Hansen and C. Martin dated July 27, 1992. 3
----------------- --------------------------------------------------------------------------------------------
10(w)             Registration Rights Agreement by and among Unipac, SPB,  Co-Packers,  Taber, Wedbush Morgan
                  Securities ("Wedbush"), Rodney C. Sacks, and Hilton H. Schlosberg, dated July 27, 1992. 3
----------------- --------------------------------------------------------------------------------------------
10(z)             Soda Side Letter  Agreement  dated June 8, 1992 by and among  Unipac,  Hansen,  SPB,  Black
                  Pearl, Tahiti Beverages, S.A.R.L., R. Martin and C. Martin. 4
----------------- --------------------------------------------------------------------------------------------
10(bb)            Hansen/Taber Agreement dated July 27, 1992 by and among Hansen and Taber. 8
----------------- --------------------------------------------------------------------------------------------


10(cc)            Other Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
----------------- --------------------------------------------------------------------------------------------
10(dd)            Non-Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
----------------- --------------------------------------------------------------------------------------------
10(ee)            Agreement  of Trust  dated  July 27,  1992 by and among  FJC and  Hansen  and Gary  Hansen,
                  Anthony Kane and Burton S. Rosky.  8
----------------- --------------------------------------------------------------------------------------------
10(ff)            Carbonated  Beverage  License  Agreement  dated July 27, 1992 by and between Hansen and the
                  Trust.  8
----------------- --------------------------------------------------------------------------------------------
10(gg)            Royalty Sharing Agreement dated July 27, 1992 by and between Hansen and the Trust.  8
----------------- --------------------------------------------------------------------------------------------
10(hh)            Fresh  Juices  License  Agreement  dated as of July 27, 1992 by and between  Hansen and the
                  Trust.  8
----------------- --------------------------------------------------------------------------------------------
10(ii)            Incentive  Stock Option  Agreement  dated July 27, 1992 by and between  Unipac and Taber at the option price of $2.00 per share.  2
----------------- --------------------------------------------------------------------------------------------
10(jj)            Co-Packing  Agreement dated November 24, 1992 by and between Tropicana Products Sales, Inc.
                  and Hansen.  4
----------------- --------------------------------------------------------------------------------------------
10(kk)            Office  Lease,  dated  December 16, 1992 by and between  Lest C. Smull as Trustee,  and his
                  Successors  under  Declaration  of Trust for the Smull family,  dated December 7, 1984, and
                  Hansen.  5
----------------- --------------------------------------------------------------------------------------------
10(ll)            Stock  Option  Agreement  dated as of June 15,  1992 by and  between  Unipac  and Rodney C.
                  Sacks.  5
----------------- --------------------------------------------------------------------------------------------
10(mm)            Stock  Option  Agreement  dated as of June 15,  1992 by and  between  Unipac  and Hilton H.
                  Schlosberg.  5
----------------- --------------------------------------------------------------------------------------------
10(nn)            Stock Option  Agreement  dated as of February 14, 1995 between Hansen  Natural  Corporation and Benjamin M. Polk.  7
----------------- --------------------------------------------------------------------------------------------
10(oo)            Stock Option  Agreement  dated as of February 14, 1995 between Hansen  Natural  Corporation and Norman C. Epstein.  7
----------------- --------------------------------------------------------------------------------------------
10(pp)            Employment  Agreement  dated as of January 1, 1994 between Hansen Natural  Corporation  and
                  Hilton H. Schlosberg.  6
----------------- --------------------------------------------------------------------------------------------
10(qq)            Employment  Agreement  dated as of January 1, 1994 between Hansen Natural  Corporation  and
                  Rodney C. Sacks.  6
----------------- --------------------------------------------------------------------------------------------
10(rr)            Stock Option  Agreement  dated as of July 3, 1995 between  Hansen Natural  Corporation  and
                  Rodney C. Sacks. 8
----------------- --------------------------------------------------------------------------------------------
10(ss)            Stock Option  Agreement  dated as of July 3, 1995 between  Hansen Natural  Corporation  and
                  Hilton H. Schlosberg.  8
----------------- --------------------------------------------------------------------------------------------
10(tt)            Stock Option  Agreement  dated as of June 30, 1995 between Hansen Natural  Corporation  and
                  Harold C. Taber, Jr.  8
----------------- --------------------------------------------------------------------------------------------
10(uu)            Standard  Industrial  Lease  Agreement  dated as of April 25, 1997 between Hansen  Beverage
                  Company and 27 Railroad Partnership L.P. 9
----------------- --------------------------------------------------------------------------------------------
10(vv)            Sublease  Agreement  dated as of April 25, 1997 between  Hansen  Beverage  Company and U.S.
                  Continental Packaging, Inc. 9
----------------- --------------------------------------------------------------------------------------------
10(ww)            Packaging  Agreement  dated  April  14,  1997  between  Hansen  Beverage  Company  and U.S.
                  Continental Packaging, Inc. 10
----------------- --------------------------------------------------------------------------------------------
10(xx)            Revolving  Credit Loan and Security  Agreement  dated May 15, 1997 between  Comerica Bank -
                  California and Hansen Beverage Company. 10
----------------- --------------------------------------------------------------------------------------------
10(yy)            Severance and Consulting  Agreement  dated as of June 20, 1997 by and among Hansen Beverage
                  Company, Hansen Natural Corporation and Harold C. Taber, Jr. 10
----------------- --------------------------------------------------------------------------------------------
10(zz)            Stock Option Agreement dated as of June 20, 1997 by and between Hansen Natural  Corporation and Harold C. Taber, Jr. 10
----------------- --------------------------------------------------------------------------------------------
10 (aaa)          Variable Rate  Installment  Note dated October 14, 1997 between  Comerica Bank - California and Hansen Beverage Company. 10
----------------- --------------------------------------------------------------------------------------------
10 (bbb)          Stock  Option  Agreement  dated  as of  January  30,  1998 by and  between  Hansen  Natural
                  Corporation and Rodney C. Sacks.11
----------------- --------------------------------------------------------------------------------------------


10 (ccc)          Stock  Option  Agreement  dated  as of  January  30,  1998 by and  between  Hansen  Natural
                  Corporation and Hilton S. Schlosberg.11
----------------- --------------------------------------------------------------------------------------------
10 (ddd)          Warrant  Agreement made as of April 23, 1998 by and between Hansen Natural  Corporation and
                  Rick Dees.12
----------------- --------------------------------------------------------------------------------------------
10 (eee)          Modification  to Revolving  Credit Loan and  Security  Agreement as of December 31, 1998 by
                  and between Hansen Beverage Company and Comerica Bank - California.13
----------------- --------------------------------------------------------------------------------------------
10 (fff)          Employment  Agreement as of January 1, 2000 by and between Hansen Natural  Corporation  and
                  Rodney C. Sacks.13
----------------- --------------------------------------------------------------------------------------------
10 (ggg)          Employment  Agreement as of January 1, 2000 by and between Hansen Natural  Corporation  and
                  Hilton S. Schlosberg.13
----------------- --------------------------------------------------------------------------------------------
10 (hhh)          Stock  Option  Agreement  dated  as of  February  2,  2000 by and  between  Hansen  Natural
                  Corporation and Rodney C. Sacks.13
----------------- --------------------------------------------------------------------------------------------
10 (iii)          Stock  Option  Agreement  dated  as of  February  2,  2000 by and  between  Hansen  Natural
                  Corporation and Hilton S. Schlosberg.13
----------------- --------------------------------------------------------------------------------------------
10 (jjj)          Stock  Repurchase  Agreement  dated as of August 3, 1998,  by and  between  Hansen  Natural
                  Corporation and Rodney C. Sacks.14
----------------- --------------------------------------------------------------------------------------------
10 (kkk)          Stock  Repurchase  Agreement  dated as of August 3, 1998,  by and  between  Hansen  Natural
                  Corporation and Hilton H. Schlosberg.14
----------------- --------------------------------------------------------------------------------------------
10 (lll)          Assignment  and  Agreement  dated as of  September  22, 2000 by the Fresh Juice  Company of
                  California, Inc. and Hansen Beverage Company. 15
----------------- --------------------------------------------------------------------------------------------
10 (mmm)          Settlement  Agreement  dated as of September 2000 by and between and among Rodney C. Sacks, as sole Trustee of The Hansen's Trust and Hansen  Beverage  Company The Fresh Juice Company
                  of California, Inc. 15
----------------- --------------------------------------------------------------------------------------------
10 (nnn)          Trademark  Assignment dated as of September 24, 2000 by and between The Fresh Juice Company of  California,  Inc.  (Assignor) and Rodney C. Sacks as sole Trustee of The Hansen's Trust
                  (Assignee). 15
----------------- --------------------------------------------------------------------------------------------
10 (ooo)          Settlement  Agreement  dated as of September 3, 2000 by and between The Fresh Juice Company of  California,  Inc.,  The Fresh  Smoothie  Company,  LLC,  Barry Lublin,  Hansen's  Juice
                  Creations,  LLC,  Harvey  Laderman  and Hansen  Beverage  Company and Rodney C.  Sacks,  as
                  Trustee of The Hansen's Trust. 15
----------------- --------------------------------------------------------------------------------------------
10 (ppp)          Royalty  Agreement  dated as of April 26, 1996 by and between  Hansen's  Juices,  Inc.  and
                  Hansen's Juice Creations, Limited Liability Company. 15
----------------- --------------------------------------------------------------------------------------------
10 (qqq)          Royalty  Agreement dated as of April 26, 2000 by and between Gary Hansen,  Anthony Kane and
                  Burton S. Rosky,  as trustees of Hansen's  Trust and Hansen's  Juice  Creations,  a limited liability company. 15
----------------- --------------------------------------------------------------------------------------------
10 (rrr)          Letter Agreement dated May 14, 1996. 15
----------------- --------------------------------------------------------------------------------------------
10 (sss)          Amendment to Royalty  Agreement as of May 9, 1997 by and between The Fresh Juice Company of
                  California and Hansen's Juice Creations, Limited Liability Company. 15
----------------- --------------------------------------------------------------------------------------------
10 (ttt)          Assignment of License  Agreements  dated as of February 2000 by Hansen's  Juice  Creations,
                  LLC (Assignor) to Fresh Smoothie, LLC (Assignee). 15
----------------- --------------------------------------------------------------------------------------------
10 (uuu)          Amendment  to  Revolving  Credit  Loan  and  Security  Agreement  between  Comerica  Bank -
                  California and Hansen Beverage Company dated March 28, 2000. 16
----------------- --------------------------------------------------------------------------------------------
10 (vvv)          Endorsement and Spokesman  Arrangement  dated as of February 18, 2000 by and between Hansen
                  Beverage Company and Sammy Sosa. 16
----------------- --------------------------------------------------------------------------------------------
10 (www)          Standard  Industrial  Lease Agreement dated as of February 23, 2000 between Hansen Beverage
                  Company and 43 Railroad Partnership L.P. 16
----------------- --------------------------------------------------------------------------------------------
10 (xxx)          Amended  and  Restated  Variable  Rate  Installment  Note by and  between  Comerica  Bank -
                  California and Hansen Beverage Company. 17
----------------- --------------------------------------------------------------------------------------------
10 (yyy)         Sixth  Modification  to Revolving  Credit Loan & Security  Agreement by and between  Hansen
                  Beverage Company and Comerica Bank - California, dated May 23, 2000. 18
----------------- --------------------------------------------------------------------------------------------


10 (zzz)         Contract  Brewing  agreement by and between Hard e Beverage  Company and Reflo,  Inc. dated
                  March 23, 2000.  18
----------------- --------------------------------------------------------------------------------------------
10.1             Modification  dated as of  September  19,  2000,  to  Revolving  Credit  Loan and  Security
                  Agreement by and between Hansen Beverage Company and Comerica Bank California. 19
----------------- --------------------------------------------------------------------------------------------
10.2              Asset Purchase Agreement among Hansen Junior Juice Company,  as Purchaser and Pasco Juices,
                  Inc. as Seller and Hansen Beverage Company dated as of May 25, 2001.
----------------- --------------------------------------------------------------------------------------------
 21               Subsidiaries  5
----------------- --------------------------------------------------------------------------------------------
 23               Independent Auditors' Consent
----------------- --------------------------------------------------------------------------------------------
 99.1             Audited  Financial  Statements of Blue Sky Natural  Beverage Co., a New Mexico  corporation
                  ("BSNB-NM") for 1999 and 1998. 20
----------------- --------------------------------------------------------------------------------------------
 99.2             Unaudited  Balance  Sheet at  September  30, 2000 for BSNB-NM and  Unaudited  Statement  of
                  Operations for the nine-months then ended. 20
----------------- --------------------------------------------------------------------------------------------


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

20       Filed previously as an exhibit to Form 8-K/A dated September 20, 2000.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                            Page

HANSEN NATURAL CORPORATION AND SUBSIDIARIES


Independent Auditors' Report                                                 F-2


Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-3


Consolidated Statements of Income for the years ended
December 31, 2001, 2000 and 1999                                             F-4

Consolidated Statements of Shareholders' Equity for the years
ended December 31, 2001, 2000 and 1999                                       F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999                                             F-6

Notes to Consolidated Financial Statements for the years ended
December 31, 2001, 2000 and 1999                                             F-8

Valuation and Qualifying Accounts for the years ended
December 31, 2001, 2000 and 1999                                            F-20

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 22, 2002


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2001                   2000
                                                                                                 ----                   ----
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                 $        247,657       $        130,665
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $625,270
    in 2001 and $486,462 in 2000 and promotional allowances
    of $2,981,556 in 2001 and $2,370,260 in 2000)                                                4,412,422              6,797,314
Inventories, net (Note 3)                                                                       11,956,680             10,907,895
Prepaid expenses and other current assets                                                          974,155                823,387
Deferred income tax asset (Note 7)                                                                 949,176                881,618
                                                                                          -----------------      -----------------
    Total current assets                                                                        18,540,090             19,540,879

PROPERTY AND EQUIPMENT, net (Note 4)                                                             1,945,146              1,863,044

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated amortization
    of $3,873,846 in 2001 and $3,366,358 in 2000)                                               17,350,221             16,887,914
Deposits and other assets                                                                          725,825                665,731
                                                                                          -----------------      -----------------
                                                                                                18,076,046             17,553,645
                                                                                          -----------------      -----------------
                                                                                          $     38,561,282       $     38,957,568
                                                                                          =================      =================


                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                          $      3,919,741       $      3,894,784
Accrued liabilities                                                                                871,841                607,443
Accrued compensation                                                                               432,896                281,629
Current portion of long-term debt (Note 5)                                                         337,872                234,655
Income taxes payable (Note 7)                                                                                             878,266
                                                                                         -----------------      -----------------
    Total current liabilities                                                                    5,562,350              5,896,777

LONG-TERM DEBT, less current portion (Note 5)                                                    5,851,105              9,731,956

DEFERRED INCOME TAX LIABILITY (Note 7)                                                           1,814,278              1,274,139

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY: (Note 8)
Common stock - $0.005 par value; 30,000,000 shares
    authorized; 10,251,764 shares issued, 10,045,003 outstanding in 2001; 10,148,882 shares issued, 9,942,121
    outstanding in 2000                                                                             51,259                 50,744
Additional paid-in capital                                                                      11,926,604             11,667,619
Retained earnings                                                                               14,170,231             11,150,878
Common stock in treasury, at cost; 206,761 in 2001 and 2000                                       (814,545)              (814,545)
                                                                                         -----------------      -----------------
    Total shareholders' equity                                                                  25,333,549             22,054,696
                                                                                         -----------------      -----------------
                                                                                          $     38,561,282       $     38,957,568
                                                                                          =================      =================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       2001                    2000                    1999
                                                                       ----                    ----                    ----

NET SALES                                                            $ 92,279,711            $ 79,732,709            $ 72,303,186

COST OF SALES                                                          51,455,207              42,646,677              38,776,532
                                                               -------------------     -------------------     -------------------

GROSS PROFIT                                                           40,824,504              37,086,032              33,526,654

OPERATING EXPENSES:
Selling, general and administrative                                    34,766,159              29,814,609              25,337,374
Amortization of trademark license and trademarks                          507,488                 371,073                 307,823
Other operating expenses                                                                                                  380,378
                                                               -------------------     -------------------     -------------------

     Total operating expenses                                          35,273,647              30,185,682              26,025,575
                                                               -------------------     -------------------     -------------------

OPERATING INCOME                                                        5,550,857               6,900,350               7,501,079

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                                            527,594                 382,152                 170,506
Interest income                                                            (8,992)                (12,914)               (118,413)
                                                               -------------------     -------------------     -------------------

     Net nonoperating expense                                             518,602                 369,238                  52,093

                                                               -------------------     -------------------     -------------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                                   5,032,255               6,531,112               7,448,986

PROVISION FOR INCOME TAXES (Note 7)                                     2,012,902               2,615,986               2,971,118
                                                               -------------------     -------------------     -------------------

NET INCOME                                                            $ 3,019,353             $ 3,915,126             $ 4,477,868
                                                               ===================     ===================     ===================


NET INCOME PER COMMON SHARE:
     Basic                                                                 $ 0.30                  $ 0.39                  $ 0.45
                                                               ===================     ===================     ===================
     Diluted                                                               $ 0.29                  $ 0.38                  $ 0.43
                                                               ===================     ===================     ===================


NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                             10,036,547               9,957,743               9,964,778
                                                               ===================     ===================     ===================
     Diluted                                                           10,314,904              10,405,703              10,510,604
                                                               ===================     ===================     ===================

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                     Common stock          Additional                           Treasury stock          Total
                                 -----------------------     paid-in        Retained      -----------------------   shareholders'
                                    Shares       Amount      capital        earnings        Shares      Amount         equity
                                 ------------  ---------  --------------  --------------  ----------  -----------  --------------
Balance,
   January 1, 1999                 9,911,905   $ 49,560    $ 11,207,765     $ 2,684,858           -    $    -       $ 13,942,183

Issuance of common stock              98,179        490          38,331                                                   38,821

Compensation expense related
   to issuance of nonqualified
   stock options                                                                 73,026                                   73,026

Reduction of tax liability in
   connection with the exercise
   of certain stock options                                      93,978                                                   93,978

Net income                                                                    4,477,868                                4,477,868
                                 ------------  ---------  --------------  --------------  ----------  -----------  --------------

Balance,
   December 31, 1999              10,010,084     50,050      11,340,074       7,235,752           -            -      18,625,876

Issuance of common stock             138,798        694         255,945                                                  256,639

Purchase of treasury stock                                                                 (206,761)    (814,545)       (814,545)

Reduction of tax liability in
  connection with the exercise
  of certain stock options                                       71,600                                                   71,600

Net income                                                                    3,915,126                                3,915,126
                                 ------------  ---------  --------------  --------------  ----------  -----------  --------------

Balance,
   December 31, 2000              10,148,882     50,744      11,667,619      11,150,878    (206,761)    (814,545)     22,054,696

Issuance of common stock             102,882        515         258,985                                                  259,500

Net income                                                                    3,019,353                                3,019,353
                                 ------------  ---------  --------------  --------------  ----------  -----------  --------------

Balance,
   December 31, 2001              10,251,764   $ 51,259    $ 11,926,604    $ 14,170,231    (206,761)   $(814,545)   $ 25,333,549
                                 ============  =========  ==============  ==============  ==========  ===========  ==============

          See accompanying notes to consolidated financial statements.


HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     2001               2000              1999
                                                                                     ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     3,019,353    $     3,915,126   $     4,477,868
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Amortization of trademark license and trademarks                                 507,488            371,073           307,824
      Depreciation and other amortization                                              436,459            314,662           258,343
      (Gain) / loss on disposal of plant and equipment                                 (15,072)            52,786            15,569
      Compensation expense related to the exercise of stock options                    230,879                               73,026
      Deferred income taxes                                                            472,581            (89,386)          (75,554)
      Effect on cash of changes in operating assets and liabilities:
        Accounts receivable                                                          2,384,892         (3,046,056)       (1,912,674)
        Inventories                                                                 (1,048,785)        (1,013,481)       (4,683,337)
        Prepaid expenses and other current assets                                     (150,768)          (269,698)         (309,371)
        Accounts payable                                                                24,957         (2,042,089)        4,066,620
        Accrued liabilities                                                             67,721            261,649           (58,070)
        Accrued compensation                                                           151,267           (180,656)          (13,716)
        Income taxes payable                                                          (878,266)           603,230          (828,571)
                                                                               ----------------   ----------------  ----------------
           Net cash provided by (used in) operating activities                       5,202,706         (1,122,840)        1,317,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                   (529,905)        (1,191,762)         (258,543)
Proceeds from sale of property and equipment                                            26,416             12,433            81,963
Increase in trademark license and trademarks                                          (118,651)        (6,490,494)       (1,072,900)
Decrease in note receivable from director                                                                                    20,861
Increase in deposits and other assets                                                  (60,094)          (181,343)         (272,485)
                                                                               ----------------   ----------------  ----------------
           Net cash used in investing activities                                      (682,234)        (7,851,166)       (1,501,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt                                                                            9,204,471           431,250
Principal payments on long-term debt                                                (4,432,101)        (1,551,049)       (2,072,818)
Issuance of common stock                                                                28,621            256,639            27,781
Purchases of common stock, held in treasury                                                              (814,545)
                                                                               ----------------   ----------------  ----------------
           Net cash (used in) provided by financing activities                      (4,403,480)         7,095,516        (1,613,787)
                                                                               ----------------   ----------------  ----------------
NET INCREASE (DECREASE) IN CASH                                                        116,992         (1,878,490)       (1,796,934)
CASH AND CASH EQUIVALENTS, beginning of year                                           130,665          2,009,155         3,806,089
                                                                               ----------------   ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of year                                         $       247,657    $       130,665   $     2,009,155
                                                                               ================   ================  ================

SUPPLEMENTAL INFORMATION Cash paid during the year for:
      Interest                                                                 $       573,029    $       315,876   $       184,891
                                                                               ================   ================  ================
      Income taxes                                                             $     2,445,957    $     2,067,337   $     3,908,586
                                                                               ================   ================  ================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


NONCASH TRANSACTIONS:
      During  2001,   the Company  assumed  long-term  debt  of $654,467, net of discount of $95,533, and accrued liabilities of $196,677 in connection with the acquisition of the Junior Juice trademark.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. The Company is a holding company and carries on no operating business except through its direct wholly-owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992 and Hard e Beverage Company ("HEB") formerly known as Hard Energy Company, and previously known as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. HBC conducts the vast majority of the Company's operating business and generates substantially all of the Company's operating revenues. During the third quarter of 2000, the Company, through HEB, introduced a malt-based drink called Hard e which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's name. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated, and references herein to HEB when used to describe the operating business of HEB, are references to the Hard e brand business of HEB unless otherwise indicated.

In addition, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. ("Blue Sky"), which was incorporated in Delaware on September 8, 2000, acquired full ownership of and operates the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation ("BSNBC"), under the Blue Sky(R) trademark (Note 2).

During 2001, HBC, through its wholly-owned subsidiary, Hansen Junior Juice Company ("Junior Juice"), which was incorporated on May 7, 2001, acquired full ownership of the Junior Juice trademark. The Junior Juice trademark was previously owned by Pasco Juices, Inc.

Nature of Operations - Hansen is engaged in the business of marketing, selling and distributing so-called "alternative" beverage category natural sodas, fruit juices, fruit juice and soy Smoothies, Energy drinks, Energade energy sports drinks, E2O energy water, "functional drinks", non-carbonated ready-to-drink iced teas, lemonades and juice cocktails, sparkling lemonades and orangeades, children's multi-vitamin juice products and still water under the Hansen's(R) brand name, as well as nutrition bars and cereals also under the Hansen's(R) brand name, natural sodas under the Blue Sky(R) brand name, juices under the Junior Juice(R) brand name and malt based drinks under the Hard e brand name, primarily in certain Western states, as well as in other states and, on a limited basis, in other countries outside the United States.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hansen and its wholly owned subsidiaries, HBC, HEB, Blue Sky and Junior Juice since their respective dates of incorporation. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications - Certain reclassifications have been made in the consolidated financial statements to conform to the 2001 presentation.

Cash and Cash Equivalents - The Company considers certificates of deposit with original maturities of three months or less to be cash and cash equivalents.

Inventories - Inventories are valued at the lower of first-in, first-out (FIFO) cost or market value (net realizable value).

Property and Equipment - Property and equipment are stated at cost. Depreciation of furniture, office equipment, equipment and vehicles is based on their estimated useful lives (three to ten years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method.

Trademark License and Trademarks - Trademark license represents the Company's exclusive world-wide right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters, shelf stable fruit juices and drinks containing fruit juices on a royalty free basis and other non-carbonated beverages and water and non-beverage products in consideration of royalty payments. In September 1999, HBC entered into an Assignment and Agreement with the Fresh Juice Company of California, Inc. ("FJC"), pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names and its obligation to pay royalties on certain product lines fell away. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001 (Note 2). The Company amortizes its trademark license and trademarks over 40 years. The adoption of SFAS No. 142, as described below, is expected to reduce the trademark amortization expense currently recognized by the Company.

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. As of December 31, 2001, management does not believe that the Company's long-lived assets have been impaired.

Revenue Recognition - The Company records revenue at the time the related products are shipped. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts.

Freight Costs And Reimbursement Of Freight Costs - In accordance with Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2001, 2000, and 1999, freight-out costs amounted to $4.2 million, $4.1 million, and $3.8 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling, general and administrative expenses amounted to $4.3 million, $5.6 million and $5.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Promotional allowances amounted to $12.2 million, $8.3 million and $6.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company includes its promotional allowances in selling, general and administrative expenses. Effective the first quarter of 2002, the Company will comply with the provisions of the Financial Accounting Standards Board's ("FASB") EITF No. 01-9, which addresses various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9 Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, was issued in November 2001 and codified earlier pronouncements.

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

Concentration Risk - Certain of the Company's products utilize components (raw materials and/or co-packing services) from a limited number of sources. A disruption in the supply of such components could significantly affect the Company's revenues from those products, as alternative sources of such components may not be available at commercially reasonable rates or within a reasonably short time period. The Company continues to take steps on an ongoing basis to secure the availability of alternative sources for such components and minimize the risk of any disruption in production.

One customer accounted for approximately 18%, 23% and 25% of the Company's sales for the years ended December 31, 2001, 2000 and 1999, respectively. A decision by that, or any other major customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been within management's expectations.

Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2001, management believes that the carrying amount of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2001 approximates fair value.

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

New Accounting Pronouncements - On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivative instruments as either current or non-current assets or liabilities at fair value. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

During 2000 and 2001, the EITF addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances currently classified as selling, general and administrative expenses to be classified as a reduction of net sales. The Company is currently evaluating the impact of EITF No. 01-9 on its financial statements and will comply with its provisions beginning in the first quarter of 2002.

In June 2001, the FASB approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and the impairment testing and recognition for goodwill and intangible assets on an annual basis or on an interim basis if and event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date of June 30, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is required for the Company on January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the trademark amortization expense currently recognized by the Company.

In December 1999, the Securities Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition and accounting for deferred costs in the consolidated financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Based on the Company's revenue recognition policy, there was no material impact to the Company's financial position and consolidated statements of income from the adoption of SAB No. 101.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on January 1, 2003, as required.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2002. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

2.       ACQUISITIONS

On September 20, 2000, the Company acquired through its wholly-owned subsidiary, Blue Sky, the beverage business of BSNBC, including the Blue Sky(R) trademarks and certain other assets for a purchase price of $6.5 million. The Blue Sky(R) products include a range of all-natural carbonated sodas and seltzers that are marketed throughout the United States and in certain international markets, principally to the health food trade. On May 25, 2001, the Company acquired through its subsidiary Junior Juice, the Junior Juice beverage business of Pasco Juices, Inc., including the Junior Juice(R) trademarks and assumption of certain liabilities for a purchase price of $946,677. The Junior Juice(R) products are comprised of 100% juices targeted at toddlers.

The acquisitions have been accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. Accordingly, the purchase prices, inclusive of certain acquisition costs, were allocated to the tangible and intangible assets acquired based on a valuation of their respective fair values at the date of acquisition. The purchase price for the acquisition of Blue Sky, inclusive of certain acquisition costs, was financed through the Company's credit facility (Note 5). The purchase price for the acquisition of Junior Juice was financed by the issuance of a note payable to Pasco Juice, Inc., payable over five years and the assumption of certain liabilities (Note 5).

Trademarks acquired are amortized on a straight-line basis over 40 years. The operating results of Blue Sky and Junior Juice have been included in the Company's results of operations since the respective dates of acquisition.

3.       INVENTORIES

Inventories consist of the following at December 31:

                                             2001                   2000
                                            ------                 ------
Raw materials                            $ 4,742,102            $ 4,704,363
Finished goods                             7,615,345              6,371,941
                                        -------------          -------------
                                          12,357,447             11,076,304
Less inventory reserves                     (400,767)              (468,409)
                                        -------------          -------------
                                         $11,956,680            $10,907,895
                                        =============          =============

4.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                             2001                   2000
                                            ------                 ------
Leasehold improvements                   $   283,103             $  153,812
Furniture and office equipment               707,025                662,481
Equipment and vehicles                     2,450,257              1,555,008
Machinery in progress                                               569,432
                                        -------------          -------------
                                           3,440,385              2,940,733
Less accumulated depreciation
     and amortization                     (1,495,239)            (1,077,689)
                                        -------------          -------------
                                         $ 1,945,146            $ 1,863,044
                                        =============          =============


5.       LONG-TERM DEBT

In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loans were secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. On September 19, 2000, the Company entered into a modification agreement with Comerica to amend certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September
2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on the bank's base (prime) rate, plus an additional percentage of up to 0.5% or the

LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of the Company.

The initial use of proceeds under the Modification Agreement was to pay the seller in connection with the acquisition of the Blue Sky business, to repay the remaining $807,000 balance due under the term loan and to provide additional working capital. The Company's outstanding borrowings on the line of credit at December 31, 2001 were $5.0 million.

The credit facility contains financial covenants which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. At December 31, 2001, the Company was in compliance with all covenants.

During the year ended December 31, 2000, the Company entered into capital leases for acquisition of certain vehicles, payable over a five-year period and having an effective interest rate of 8.8%. At December 31, 2001 and 2000, the assets acquired under capital leases had a net book value of $402,387 and $519,688, net of accumulated depreciation of $184,120 and $66,819, respectively.

Long-term debt consists of the following at December 31:

                                                                                    2001             2000
                                                                                   ------           ------
Line  of  credit  to   Comerica,   collateralized   by   substantially
all   of   HBC's   assets,   at  an   effective   interest   rate   of
4.5% as of  December 31, 2001                                                   $4,978,000       $9,164,884

Note  payable  to Pasco  Juices,  Inc.,  collateralized  by the Junior
Juice trademark,  payable in quarterly installments of varying amounts through  May  2006, net of  unamortized  discount  based  on  imputed
interest  rate of 4.5% of $77,976                                                  643,806

Note payable in connection with the acquisition of the Hansen's(R)
trademark and trade name, payable in three equal annual installments of
$143,750 each, due between August 2, 2000 and August 2, 2002                       143,750          287,500

Capital leases, collateralized by vehicles acquired, payable over 60 months in monthly installments at an effective interest rate of 8.8%,
with final payments ending in 2005                                                 423,421          514,227
                                                                               ------------     ------------
                                                                                 6,188,977        9,966,611
Less: current portion of long-term debt                                           (337,872)        (234,655)
                                                                               ------------     ------------
                                                                                $5,851,105       $9,731,956
                                                                               ============     ============

Long-term debt is payable as follows:

         Year ending December 31:
         2002                                             $  337,872
         2003                                                235,241
         2004                                                250,463
         2005                                              5,218,641
         2006                                                146,760
                                                         ------------
                                                          $6,188,977
                                                         ============

Interest expense amounted to $520,160, $380,651 and $168,131, for the years ended December 31, 2001, 2000 and 1999, respectively.

6.       COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases its warehouse facility and corporate offices under a 10 year lease beginning October 2000, when the Company first occupied the facility. The facility lease and certain equipment and other non-cancelable operating leases expire through 2010. The facility lease has scheduled rent increases which are accounted for on a straight-line basis. Rent expense under such leases amounted to $644,454, $416,505 and $391,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum rental payments at December 31, 2001 under the leases referred to above are as follows:

         Year ending December 31:
         2002                                             $  623,729
         2003                                                644,918
         2004                                                647,726
         2005                                                645,266
         2006                                                660,468
         Thereafter                                        2,539,485
                                                         ------------
                                                          $5,761,592
                                                         ============

Employment and Consulting Agreements - On January 1, 1999, the Company entered into an employment agreement with Rodney C. Sacks and Hilton H. Schlosberg pursuant to which Mr. Sacks and Mr. Schlosberg render services to the Company as its Chairman and Chief Executive Officer, and its Vice Chairman, President and Chief Financial Officer respectively. The agreements provide for an annual base salary of $180,000 each, increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors of the Company as well as certain fringe benefits for the period commencing January 1, 1999 and ending December 31, 2003. After such date, such agreements provide for automatic annual renewals unless written notice is delivered to each of them by June 30, 2003 or any subsequent June 30 thereafter.

Litigation - The Company is subject to, and involved in, claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

7.       INCOME TAXES

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

Components of the income tax provision are as follows:

                                           Year Ended December 31,

                              2001              2000              1999
                             ------            ------            ------
Current income taxes:
Federal                   $ 1,248,119       $ 2,106,316       $ 2,409,512
State                         292,202           599,056           637,160
                         -------------     -------------     -------------
                            1,540,321         2,705,372         3,046,672
Deferred income taxes:
Federal                       373,217           (57,309)          (97,681)
State                          99,364           (32,077)           22,127
                         -------------     -------------     -------------
                              472,581           (89,386)          (75,554)
                         -------------     -------------     -------------
                          $ 2,012,902       $ 2,615,986       $ 2,971,118
                         =============     =============     =============

The differences between the income tax provision that would result from applying the 34% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:


                                                          Year Ended December 31,

                                                  2001             2000             1999
                                                 ------           ------           ------
Income tax provision using the
     statutory rate                            $1,710,967       $2,220,578       $2,532,655
State taxes, net of federal tax benefit           293,602          380,945          434,604
Permanent differences                              31,423           31,865            3,859
Other                                             (23,090)         (17,402)
                                              ------------     ------------     ------------
                                               $2,012,902       $2,615,986       $2,971,118
                                              ============     ============     ============



Major components of the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                       2001              2000
                                                      ------            ------
Reserves for returns                              $   180,048       $   130,642
Reserves for bad debts                                 65,885            51,910
Reserves for obsolescence                             171,689            72,146
Reserves for marketing development fund               159,327           221,319
Capitalization of inventory costs                     115,783           136,284
State franchise tax                                   230,343           243,328
Accrued compensation                                   26,101            25,989
Amortization of trademark license                  (1,924,778)       (1,421,415)
Amortization of graphic design                        229,094           151,844
Depreciation                                         (118,594)           (4,568)
                                                --------------     -------------
                                                  $  (865,102)      $  (392,521)
                                                ==============     =============

8.       STOCK OPTIONS AND WARRANTS

The Company has three stock option plans, the Hansen Natural Corporation 2001 Stock Option Plan ("2001 Option Plan"), the Employee Stock Option Plan ("the Plan") and the Outside Directors Stock Option Plan ("Directors Plan").

During 2001, the Company adopted the 2001 Stock Option Plan which provides for the grant of options to purchase up to 2,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries.

Options  granted under the 2001 Option Plan may be incentive stock options under
Section 422 of the Internal Revenue Code, as amended (the "Code"), nonqualified stock options, or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of December 31, 2001, options to purchase 37,000 shares of Hansen common stock had been granted under the 2001 Option Plan and options to purchase 1,963,000 shares of Hansen common stock remain available for grant under the Plan.

The Plan, as amended, provided for the granting of options to purchase not more than 3,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries through July 1, 2001. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 2001, options to purchase 2,184,700 shares of Hansen common stock had been granted under the Plan, net of options that have expired.

The Directors Plan provides for the grant of options to purchase up to 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 2001, options to purchase 36,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 64,000 shares of Hansen common stock remained available for grant.

For the years ended December 31, 2001, 2000, and 1999, the Company granted 122,500, 189,000, and 424,000 options to purchase shares under the Plan, the 2001 Option Plan, and Directors Plan at a weighted average grant date fair value of $1.36, $2.26, and $2.52, respectively. Additional information regarding the plans is as follows:


                                     2001                        2000                         1999
                                    ------                      ------                       ------
                                          Weighted                    Weighted                     Weighted
                                          average                     average                       average
                                          exercise                    exercise                     exercise
                            Shares         price        Shares         price         Shares          price
                         ------------- ------------- ------------- -------------- -------------- -------------
Options outstanding,
   beginning of year       1,134,400          $2.84    1,093,327          $2.60        833,900          $1.49
Options granted              122,500          $3.49      189,000          $4.15        424,000          $4.38
Options exercised           (152,500)         $1.59      (38,327)         $1.49       (93,573)          $1.35
Options canceled or
   expired                   (51,000)         $4.06     (109,600)         $3.17       (71,000)          $1.82
                         ------------- ------------- ------------- -------------- -------------- -------------
Options outstanding,
   end of year             1,053,400         $3.04     1,134,400          $2.84     1,093,327           $2.60
                         ============= ============= ============= ============== ============== =============

Option price range                          $0.75 to                     $0.75                        $0.75 to
   end of year                                $5.25                    to $5.25                         $5.25

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in the years 1999 through 2001 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                        2001           2000           1999
                                       ------         ------         ------
Net income, as reported              $3,019,353     $3,915,126     $4,477,868
Net income, pro forma                $2,721,707     $3,670,524     $4,176,799

Net income  per  common  share,
     as reported
   Basic                                  $0.30          $0.39          $0.45
   Diluted                                $0.29          $0.38          $0.43

Net income  per  common  share,
     pro forma
   Basic                                  $0.27          $0.37          $0.42
   Diluted                                $0.26          $0.35          $0.40

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                   Risk-Free
         Dividend Yield   Expected Volatility   Interest Rate   Expected Lives
         --------------   -------------------   -------------   --------------
2001            0%                 30%               4.6%           6 years
2000            0%                 48%               6.0%           6 years
1999            0%                 60%               4.8%           5 years

The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

                     --------------------------------------------------- -------------------------------
                                           Options Outstanding                  Options Exercisable
                     --------------------------------------------------- -------------------------------
                        Weighted            average         Weighted          Number         Weighted
                         Number            remaining        average       exercisable at     average
Range of exercise     outstanding at      contractual       exercise       December 31,      exercise
     prices          December 31, 2001  life (in years)      price             2001           price
                     ------------------ ---------------- --------------- ----------------- -------------
  $0.75 to $1.13               264,000         1              $1.00           208,000          $0.99
  $1.59 to $1.79               127,900         4              $1.63           125,400          $1.63
  $3.02 to $3.95               188,500         5              $3.51            23,000          $3.61
  $4.25 to $4.38               314,000         3              $4.26           155,000          $4.26
  $4.44 to $5.25               159,000         4              $4.59            60,600          $4.57
                            -----------                                      ---------
                             1,053,400                                        572,000
                            ===========                                      =========

9.       EMPLOYEE BENEFIT PLAN

Employees of Hansen Natural Corporation may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under
Section  401(k)  of the  Internal  Revenue  Code.  Participating  employees  may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee's earnings. Matching contributions were $58,211, $49,323, and $37,274 for the years ended December 31, 2001, 2000 and 1999 respectively.

10.      RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred to such firm in connection with services rendered to the Company during the years ended December 31, 2001, 2000 and 1999 were $193,350, $180,954 and $414,932 respectively.

A director of the Company was a consultant to the Company from July 1997 through June 1999. Expenses incurred to such director in connection with consulting services rendered to the Company during the year ended December 31, 1999 were $30,000.

Two directors of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred to such company in connection with promotional materials purchased during the years ended December 31, 2001, 2000 and 1999 were $164,638, $115,520 and $121,289, respectively.

11.      QUARTERLY FINANCIAL DATA (Unaudited)

                                  Net              Gross              Net     Net Income per Common Share
                                 Sales             Profit           Income        Basic     Diluted
                            --------------    --------------    -------------    -------    -------
Quarter ended:
    March 31, 2001           $ 18,768,796      $  8,250,325      $   325,448      $0.03      $0.03
    June 30, 2001              25,715,071        11,676,793        1,107,525       0.11       0.11
    September 30, 2001         26,180,069        11,643,058        1,258,732       0.13       0.12
    December 31, 2001          21,615,775         9,254,328          327,648       0.03       0.03
                            --------------    --------------    -------------    -------    -------
                             $ 92,279,711      $ 40,824,504      $ 3,019,353      $0.30      $0.29
                            ==============    ==============    =============    =======    =======

Quarter ended:
    March 31, 2000           $ 15,978,002      $ 7,203,960        $  688,103      $0.07      $0.07
    June 30, 2000              22,666,775       10,691,928         1,652,087       0.17       0.16
    September 30, 2000         22,701,624       10,978,326         1,365,188       0.13       0.13
    December 31, 2000          18,386,308        8,211,818           209,748       0.02       0.02
                            --------------    --------------    -------------    -------    -------
                             $ 79,732,709      $ 37,086,032      $ 3,915,126      $0.39      $0.38
                            ==============    ==============    =============    =======    =======

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                  Balance at      Charged to
                  beginning of    cost and                      Balance at end
Description       period          expenses       Deductions      of period
--------------------------------------------------------------------------------

Allowance for doubtful accounts, sales returns and cash discounts:

2001             $486,462        3,187,101      (3,048,293)     $  625,270
2000             $415,305        2,171,731      (2,100,574)     $  486,462
1999             $378,641        1,478,889      (1,442,225)     $  415,305

Promotional allowances:

2001             $2,370,260     12,167,783     (11,556,487)     $2,981,556
2000             $1,651,604      8,295,866      (7,577,210)     $2,370,260
1999             $1,608,123      6,337,903      (6,294,422)     $1,651,604

Inventory reserves:

2001             $168,409          262,187         (29,829)     $  400,767
2000             $163,048          249,067        (243,706)     $  168,409
1999             $268,233          151,091        (256,276)     $  163,048

EXHIBIT 23



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 33-92526, No. 333-41333 and No. 333-89123 of Hansen Natural Corporation on Form S-8 of our report dated March 22, 2002, appearing in the Annual Report on Form 10-K of Hansen Natural Corporation for the year ended December 31, 2001.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 29, 2002