Form 10-Q
period 2002-03-31
HANSEN NATURAL CORP
filed 2002-05-15
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2002     Commission file number 0-18761


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


                                    Yes X No




              The registrant had 10,053,003 shares of common stock
                          outstanding as of May 1, 2002

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                 March 31, 2002

                                      INDEX



                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2002
                     and December 31, 2001                                     3

                  Condensed Consolidated Statements of Income for the
                     three-months ended March 31, 2002 and 2001                4

                  Condensed Consolidated Statements of Cash Flows for the
                     three-months ended March 31, 2002 and 2001                5

                  Notes to Condensed Consolidated Financial Statements
                     for the three-months ended March 31, 2002 and year
                     ended December 31, 2001                                   6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       9

Item 3.           Qualitative and Quantitative Disclosures about Market
                     Risks                                                    13


Part II. OTHER INFORMATION

Items 1-5.        Not Applicable                                              14

Item 6.           Exhibits and Reports on Form 8-K                            14

                  Signatures                                                  14

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                          March 31,             December 31,
                                                                                            2002                    2001
                                                                                        --------------         --------------
                                                                                         (Unaudited)

                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $         451,399       $        247,657
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $700,649
    in 2002 and $625,270 in 2001 and promotional allowances
    of $3,079,258 in 2002 and $2,981,556 in 2001)                                            6,204,394              4,412,422
Inventories, net                                                                            10,174,668             11,956,680
Prepaid expenses and other current assets                                                      937,290                974,155
Deferred income tax asset                                                                      949,176                949,176
                                                                                     ------------------      -----------------
    Total current assets                                                                    18,716,927             18,540,090

PROPERTY AND EQUIPMENT, net                                                                  1,932,364              1,945,146

INTANGIBLE AND OTHER ASSETS:
Trademark licenses and trademarks (net of accumulated amortization
    of $42,548 in 2002 and $29,772 in 2001) (Note 2)                                        17,355,690             17,350,221
Deposits and other assets                                                                      678,498                725,825
                                                                                     ------------------      -----------------
    Total intangible and other assets                                                       18,034,188             18,076,046
                                                                                     ------------------      -----------------
                                                                                     $      38,683,479       $     38,561,282
                                                                                     ==================      =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                     $       3,724,336       $      3,919,741
Accrued liabilities                                                                            759,930                871,841
Accrued compensation                                                                           328,494                432,896
Current portion of long-term debt                                                              324,559                337,872
                                                                                     ------------------      -----------------
    Total current liabilities                                                                5,137,319              5,562,350

LONG-TERM DEBT, less current portion                                                         5,979,688              5,851,105

DEFERRED INCOME TAX LIABILITY                                                                1,814,278              1,814,278

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares authorized;
    10,259,764 shares issued, 10,053,003 outstanding in 2002;
    10,251,764 shares issued, 10,045,003 outstanding in 2001                                    51,299                 51,259
Additional paid-in capital                                                                  11,934,564             11,926,604
Retained earnings                                                                           14,580,876             14,170,231
Common stock in treasury; at cost - 206,761 shares
    in 2002 and 2001 respectively                                                             (814,545)              (814,545)
                                                                                     ------------------      -----------------
    Total shareholders' equity                                                              25,752,194             25,333,549
                                                                                     ------------------      -----------------
                                                                                     $      38,683,479       $     38,561,282
                                                                                     ==================      =================
     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------


                                                                                     2002                          2001
                                                                                     ----                          ----

GROSS SALES                                                                          $ 22,506,610                  $ 20,322,162

LESS:  Discounts, allowances and promotional payments                                  (3,914,216)                   (3,414,048)
                                                                             ---------------------         ---------------------

NET SALES                                                                              18,592,394                    16,908,114

COST OF SALES                                                                          11,782,313                    10,607,868
                                                                             ---------------------         ---------------------

GROSS PROFIT                                                                            6,810,081                     6,300,246

OPERATING EXPENSES:
Selling, general and administrative                                                     6,031,864                     5,432,927
Amortization of trademark licenses and trademarks (Note 2)                                 12,776                       123,232
                                                                             ---------------------         ---------------------

      Total operating expenses                                                          6,044,640                     5,556,159
                                                                             ---------------------         ---------------------

OPERATING INCOME                                                                          765,441                       744,087

NON-OPERATING EXPENSE (INCOME):
Interest and financing expense                                                             75,357                       202,956
Interest income                                                                               (65)                       (1,284)
                                                                             ---------------------         ---------------------

      Net non-operating expense                                                            75,292                       201,672

                                                                             ---------------------         ---------------------
INCOME BEFORE PROVISION
      FOR INCOME TAXES                                                                    690,149                       542,415

PROVISION FOR INCOME TAXES                                                                279,504                       216,967
                                                                             ---------------------         ---------------------

NET INCOME                                                                              $ 410,645                     $ 325,448
                                                                             =====================         =====================


NET INCOME PER COMMON SHARE:
      Basic                                                                                $ 0.04                        $ 0.03
                                                                             =====================         =====================
      Diluted                                                                              $ 0.04                        $ 0.03
                                                                             =====================         =====================


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
      Basic                                                                            10,050,893                    10,009,955
                                                                             =====================         =====================
      Diluted                                                                          10,339,732                    10,306,699
                                                                             =====================         =====================

     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------

                                                                                          2002                 2001
                                                                                          ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $        410,645     $        325,448
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
       Amortization of trademark license and trademarks                                      12,776              123,232
       Depreciation and other amortization                                                  118,897               97,654
       Effect on cash of changes in operating assets and liabilities:
         Accounts receivable, net                                                        (1,791,972)              74,618
         Inventories, net                                                                 1,782,012              715,107
         Prepaid expenses and other current assets                                           36,865             (180,282)
         Accounts payable                                                                  (195,405)             529,290
         Accrued liabilities                                                               (111,911)            (111,047)
         Accrued compensation                                                              (104,402)            (195,260)
         Income taxes payable                                                                                    (29,100)
                                                                                   -----------------    -----------------
           Net cash provided by operating activities                                        157,505            1,349,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                         (106,115)            (102,698)
Increase in trademark licenses and trademarks                                               (18,245)             (10,009)
Decrease (increase) in deposits and other assets                                             47,327              (14,623)
                                                                                   -----------------    -----------------
           Net cash used in investing activities                                            (77,033)            (127,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt                                                                174,000
Principal payments on long-term debt                                                        (58,730)          (1,187,990)
Issuance of common stock                                                                      8,000               28,621
                                                                                   -----------------    -----------------
           Net cash provided by (used in) financing activities                              123,270           (1,159,369)

                                                                                   -----------------    -----------------
NET INCREASE IN CASH                                                                        203,742               62,961
CASH AND CASH EQUIVALENTS, beginning of the period                                          247,657              130,665
                                                                                   -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of the period                                       $        451,399     $        193,626
                                                                                   =================    =================


SUPPLEMENTAL INFORMATION Cash paid during the period for:
       Interest                                                                    $         72,858     $        215,395
                                                                                   =================    =================
       Income taxes                                                                $        276,000     $        246,067
                                                                                   =================    =================

     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED MARCH 31, 2002 (Unaudited) AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2001, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"). Additionally, the Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2002 and 2001 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of net sales or as cost of goods sold. The Company adopted EITF No. 01-9 on January 1, 2002. The effect of the change in accounting related to the adoption of EITF 01-9 for the three-months ended March 31, 2002 was to decrease net sales by $2,242,621, increase cost of goods sold by $52,597 and decrease selling, general and administrative expenses by $2,295,218. For the three-months ended March 31, 2001, $1,860,682 has been classified as a reduction of net sales and $89,397 as an increase in cost of goods sold both of which were previously reported as selling, general and administrative expense.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Upon adoption of SFAS No. 142, the Company evaluated the useful lives of its various trademark licenses and trademarks and concluded that certain of the trademark licenses and trademarks have indefinite lives. Unamortized trademark licenses and trademarks ceased to be amortized effective January 1, 2002 and will be subject to periodic impairment analysis. The effect of the change in accounting during the three-months ended March 31, 2002 was to increase net income by $69,740, or $.01 per basic and diluted share.

                                                    For the three-months ended
                                                             March 31,
                                                      2002               2001
                                                   ----------         ----------
Net income, as reported                             $410,645           $325,448
Add back:  Amortization of trademark licenses
     and trademarks (net of tax effect)                  -               73,251
                                                   ----------         ----------
Adjusted net income                                 $410,645           $398,699
                                                   ==========         ==========


Net income per common share - basic and diluted,
     as reported                                       $0.04            $  0.03
Amortization of trademark licenses and
     trademarks (net of tax effect)                      -                 0.01
                                                   ----------         ----------
Adjusted net income per common share - basic and
     diluted                                           $0.04            $  0.04
                                                   ==========         ==========


On January 1, 2002, the trademark licenses and trademarks were tested for impairment in accordance with the provisions of SFAS No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at that time. In addition, the remaining useful lives of trademark licenses and trademarks being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company's trademark licenses and trademarks as of March 31, 2002:

Amortizing trademark licenses and trademarks                       $  1,117,855
Accumulated amortization                                                (42,548)
                                                                  --------------
                                                                      1,075,307

Non-amortizing trademark licenses and trademarks                     16,280,383
                                                                  --------------
                                                                    $17,355,690
                                                                  ==============

All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 40 years. The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the three-month periods ended March 31, 2002 and 2001 was $12,776 and $123,232, respectively. As of March 31, 2002, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2007 is:

                2002 - Remainder                       $38,328
                2003                                    40,321
                2004                                    37,096
                2005                                    37,096
                2006                                    37,052
                2007                                    32,579

Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. The initial adoption of these Statements did not have a material impact on the Condensed Consolidated Statements of Income.

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

3. INVENTORIES

Inventories consist of the following at:
                                           March 31,
                                             2002                   December 31,
                                          (Unaudited)                  2001
                                         -------------             -------------
Raw materials                             $ 4,711,116               $ 4,742,102
Finished goods                              5,863,816                 7,615,345
                                         -------------             -------------
                                           10,574,932                12,357,447
Less inventory reserves                      (400,264)                 (400,767)
                                         -------------             -------------
                                          $10,174,668               $11,956,680
                                         =============             =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.

General

     The increase in sales in the first quarter of 2002 was primarily attributable to the introduction of Energade(R) in July 2001, sales of Junior Juice, which trademark was acquired in May 2001, and the introduction of E2O Energy Water in June 2001. The Company also benefited from increased sales of natural sodas, children's multi-vitamin juice drinks and apple juice. The increase in sales was partially offset by decreased sales of Hard e, a malt-based alcoholic beverage, Signature Sodas, Healthy Start (which has been discontinued), Smoothies, and functionals as well as increased promotional expenses.

     The decrease in gross profit margin as a percentage of net sales to 36.6% for the quarter ended March 31, 2002 from 37.3% for the quarter ended March 31, 2001 was primarily due to a change in the customer and product mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended March 31, 2002 Compared to the Three-months Ended March 31, 2001

     Gross Sales. For the three-months ended March 31, 2002, gross sales increased to $22.5 million from the $20.3 million for the three-months ended March 31, 2001. As discussed below, the increase in gross sales is primarily due to the introduction of new products as well as increased sales of existing products.

     Net Sales. For the three-months ended March 31, 2002, net sales were $18.6 million, an increase of $1.7 million or 10.0% higher than the $16.9 million net sales for the three-months ended March 31, 2001. The increase in net sales in the first quarter of 2002 was primarily attributable to the introduction of Energade(R) in July 2001, sales of Junior Juice, which trademark was acquired in May 2001 and the introduction of E2O Energy Water in June 2001. The Company also benefited from increased sales of natural sodas, children's multi-vitamin juice drinks and apple juice as well. The increase in net sales was partially offset by decreased sales of Hard e, a malt-based alcoholic beverage, Signature Sodas, Healthy Start (which has been discontinued), Smoothies, and functionals as well as increased promotional expenses. On January 1, 2002, the Company adopted EITF 01-9. The effect of the change in accounting related to the adoption of EITF 01-9 for the three-months ended March 31, 2002 was to decrease net sales by $2,242,621, increase cost of goods sold by $52,597 and decrease selling, general and administrative expenses by $2,295,218. For the three-months ended March 31, 2001, $1,860,682 has been classified as a reduction of net sales and $89,397 as an increase in cost of goods sold which wa previously reported as selling, general and administrative expense (Note 2 of financial statements).

     Gross Profit. Gross profit was $6.8 million for the three-months ended March 31, 2002, an increase of $510,000 or 8.1% higher than the gross profit for the three-months ended March 31, 2001 of $6.3 million. Gross profit as a percentage of net sales, however, decreased to 36.6% for the three-months ended March 31, 2002 from 37.3% for the three-months ended March 31, 2001. The decrease in gross profit as a percentage of net sales was primarily attributable to a change in the customer and product mix.

     Total Operating Expenses. Total operating expenses were $6.0 million for the three-months ended March 31, 2002, an increase of $488,000 or 8.8% higher than total operating expenses of $5.6 million for the three-months ended March 31, 2001. Total operating expenses as a percentage of net sales decreased to 32.5% for the three-months ended March 31, 2002 from 32.9% for the three-months ended March 31, 2001. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreased amortization of trademark licenses and trademarks due to the adoption of SFAS No. 142 in the first quarter of 2002 (Note 2 of financial statements). In 2002, the Company adopted SFAS No. 142 which eliminated amortization on indefinite-lived intangible assets. Amortization of trademark licenses and trademarks for the three-months ended March 31, 2002 was $13,000, a decrease of $110,000 or 89.6% from amortization of $123,000 for the three-months ended March 31, 2001.

     Selling, general and administrative expenses were $6.0 million for the three-months ended March 31, 2002, an increase of $599,000 or 11.0% higher than selling, general and administrative expenses of $5.4 million for the three-months ended March 31, 2001. Although selling expenses for the three-month period ended March 31, 2002 were comparable to selling expenses for the three-months ended March 31, 2001, expenditures for distribution, graphic design and advertising increased while expenditures for in-store demonstrations, premiums and sponsorships decreased. General and administrative expenses increased by $510,000. Such increase was primarily attributable to increased payroll expenses primarily for selling and marketing support activities as well as increased in bad debts, travel and other operating expenses to support the increase in sales.

     Operating Income. Operating income was $765,000 for the three-months ended March 31, 2002, which was comparable to operating income of $744,000 for the three-months ended March 31, 2001. Operating income as a percentage of net sales decreased to 4.1% for the three-months ended March 31, 2002 from 4.4% for the three-months ended March 31, 2001. The 0.3% decrease in operating income as a percentage of net sales was partially attributable to a 0.7% decrease in gross profit as a percentage of net sales which was partially offset by a 0.4% decrease in operating expenses as a percentage of net sales.

     Net Non-operating Expense. Net non-operating expense was $75,000 for the three-months ended March 31, 2002, a decrease of $126,000 from net non-operating expense of $202,000 for the three-months ended March 31, 2001. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances and lower interest rates on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2002 was $280,000 as compared to provision for income taxes of $217,000 for the comparable period in 2001. The $63,000 increase in provision for income taxes was primarily attributable to the increase in operating income and a decrease in non-operating expense.

     Net Income. Net income was $411,000 for the three-months ended March 31, 2002, an increase of $85,000 or 26.2% higher than net income of $325,000 for the three-months ended March 31, 2001. The increase in net income was attributable to an increase in gross profit of $510,000 and a decrease in non-operating expense of $126,000 which was partially offset by an increase in operating expense of $488,000 and an increase in provision for taxes of $63,000.

Liquidity and Capital Resources

     As of March 31, 2002, the Company had working capital of $13.6 million which was comparable to working capital of $13.0 million as of December 31, 2001. The increase in working capital was primarily attributable to net income earned after adjustment for certain noncash expenses, primarily depreciation and amortization, and cash received from the increase in borrowings on the Company's debt which was partially offset by acquisition of property and equipment.

     Net cash provided by operating activities was $158,000 for the three-months ended March 31, 2002 as compared to net cash provided by operating activities of $1.3 million for the comparable period in 2001. For the three-months ended March 31, 2002, cash provided by operating activities was attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as decreases in inventories and prepaid expenses and other current assets. The cash provided by operating activities was partially offset by increased accounts receivable as well as decreased accounts payable, accrued liabilities and accrued compensation.

     Net cash used in investing activities decreased to $77,000 for the three-months ended March 31, 2002 as compared to net cash used in investing activities of $127,000 for the comparable period in 2001. Net cash used in investing activities for the three-months ended March 31, 2002 consisted primarily of purchases of property and equipment and increases in trademark licenses and trademarks. Management, from time to time, considers the acquisition of capital equipment, particularly coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand, as well as the development and introduction of new product lines. The Company may require additional capital resources for or as a result of any such activities or transactions, depending upon the cash requirements relating thereto. Any such activities or transactions will also be subject to the terms and restrictions of HBC's credit facilities.

     Net cash provided by financing activities was $123,000 for the three-months ended March 31, 2002 as compared to net cash used in financing activities of $1.2 million for the comparable period in 2001. The increase in net cash provided by financing activities was primarily attributable to decreased principal payments on long-term debt as well as borrowings on long-term debt in 2002 which did not occur in 2001.

     HBC's revolving line of credit has been renewed by its bank until September 2005. The rate of interest payable by the Company on advances under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5% depending upon certain financial ratios of the Company. As of March 31, 2002, approximately $5.2 million was outstanding under the revolving line of credit.

     The credit facility contains financial covenants, which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. As of March 31 2002, the Company was in compliance with all covenants.

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt service, expansion and development needs, purchases of shares of common stock of the Company, as well as any purchases of capital assets or equipment over the current year.

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report, including certain statements made in management's discussion and analysis, may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical Year 2002 information, are forward looking statements within the meaning of the Act.

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

o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of its Energy and functional drinks in 8.3-ounce slim cans, Smoothies in 11.5 ounce cans, E2O Energy Water, Energade and other products.

     The foregoing list of important factors is not exhaustive.

Inflation

     The Company does not believe that inflation has a significant impact on the Company's results of operations for the periods presented.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     The principal market risks (i.e., the risk of loss arising from advers changes in market rates and prices) to which the Company is exposed, are fluctuations in commodity prices, affecting the cost of raw materials, and changes in interest rates on the Company's long term debt. The Company is subject to market risk with respect to the cost of commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates.

     At March 31, 2002, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the three-months ended March 31, 2002, the net impact on the Company's pre-tax earnings would have been approximately $13,000.

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   May 15, 2002                    /s/ RODNEY C. SACKS
                                        ----------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:   May 15, 2002                    /s/ HILTON H. SCHLOSBERG
                                        ----------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President, Chief Operating Officer,
                                        Chief Financial Officer and Secretary