Form 10-Q
period 2002-06-30
HANSEN NATURAL CORP
filed 2002-08-14
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2002      Commission file number 0-18761


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


                                Yes X      No




     The registrant had 10,053,003 shares of common stock outstanding as of
                                 July 31, 2002

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                  June 30, 2002

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
                and December 31, 2001                                          3

             Consolidated Statements of Income for the three and
                six-months ended June 30, 2002 and 2001 (Unaudited)            4

             Consolidated Statements of Cash Flows for the
                six-months ended June 30, 2002 and 2001 (Unaudited)            5

             Notes to Consolidated Financial Statements for the
                six-months ended June 30, 2002 (Unaudited) and year
                ended December 31, 2001                                        6

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9

Item 3.      Qualitative and Quantitative Disclosures about Market Risk       15


Part II. OTHER INFORMATION

Items 1-5.   Not Applicable                                                   16

Item 6.      Exhibits and Reports on Form 8-K                                 16

             Signatures                                                       16

             Certification                                                    17

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                          June 30,              December 31,
                                                                                            2002                    2001
                                                                                      -----------------       ----------------
                                                                                         (Unaudited)
                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                             $        160,626        $       247,657
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $734,069
    in 2002 and $625,270 in 2001 and promotional allowances
    of $4,086,200 in 2002 and $2,981,556 in 2001)                                            7,699,875              4,412,422
Inventories, net                                                                            11,399,953             11,956,680
Prepaid expenses and other current assets                                                    1,475,985                974,155
Deferred income tax asset                                                                      949,176                949,176
                                                                                      -----------------       ----------------
    Total current assets                                                                    21,685,615             18,540,090

PROPERTY AND EQUIPMENT, net                                                                  1,915,103              1,945,146

INTANGIBLE AND OTHER ASSETS:
Trademark licenses and trademarks (net of accumulated amortization
    of $55,448 in 2002 and $29,772 in 2001)                                                 17,352,212             17,350,221
Deposits and other assets                                                                      497,404                725,825
                                                                                     ------------------      -----------------
    Total intangible and other assets                                                       17,849,616             18,076,046
                                                                                     ------------------      -----------------
                                                                                      $     41,450,334        $    38,561,282
                                                                                     ==================      =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $      6,687,509        $     3,919,741
Accrued liabilities                                                                            780,716                871,841
Accrued compensation                                                                           194,800                432,896
Current portion of long-term debt                                                              326,676                337,872
                                                                                     ------------------      -----------------
    Total current liabilities                                                                7,989,701              5,562,350

LONG-TERM DEBT, less current portion                                                         4,623,078              5,851,105

DEFERRED INCOME TAX LIABILITY                                                                1,814,278              1,814,278

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares
    authorized; 10,259,764 shares issued, 10,053,003 outstanding
    in 2002; 10,251,764 shares issued, 10,045,003 outstanding in 2001.                          51,299                 51,259
Additional paid-in capital                                                                  11,934,564             11,926,604
Retained earnings                                                                           15,851,959             14,170,231
Common stock in treasury; at cost - 206,761 shares
    in 2002 and 2001 respectively                                                             (814,545)              (814,545)
                                                                                     ------------------      -----------------
    Total shareholders' equity                                                              27,023,277             25,333,549
                                                                                     ------------------      -----------------
                                                                                      $     41,450,334        $    38,561,282
                                                                                     ==================      =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                    --------------------------------------    --------------------------------------
                                                            2002                2001                 2002                 2001
                                                    ------------------   -----------------    -----------------    -----------------

GROSS SALES                                          $     32,666,950     $    27,612,923      $    55,173,560      $    47,935,085

LESS:  Discounts, allowances and
         promotional payments                              (6,402,162)         (5,099,462)         (10,316,378)          (8,513,510)
                                                    ------------------   -----------------    -----------------    -----------------

NET SALES                                                  26,264,788          22,513,461           44,857,182           39,421,575

COST OF SALES                                              16,430,951          14,124,735           28,213,264           24,732,603
                                                    ------------------   -----------------    -----------------    -----------------

GROSS PROFIT                                                9,833,837           8,388,726           16,643,918           14,688,972

OPERATING EXPENSES:
Selling, general and administrative                         7,628,446           6,287,436           13,660,310           11,720,363
Amortization of trademark licenses
         and trademarks                                        12,896             125,969               25,672              249,201
                                                    ------------------   -----------------    -----------------    -----------------

         Total operating expenses                           7,641,342           6,413,405           13,685,982           11,969,564
                                                    ------------------   -----------------    -----------------    -----------------

OPERATING INCOME                                            2,192,495           1,975,321            2,957,936            2,719,408

NONOPERATING EXPENSE (INCOME)
Interest and financing expense                                 56,970             135,347              132,327              338,303
Interest income                                                  (759)             (5,898)                (824)              (7,182)
                                                    ------------------   -----------------    -----------------    -----------------
         Net nonoperating expense                              56,211             129,449              131,503              331,121

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                   2,136,284           1,845,872            2,826,433            2,388,287

PROVISION FOR INCOME TAXES                                    865,201             738,347            1,144,705              955,314
                                                    ------------------   -----------------    -----------------    -----------------


NET INCOME                                           $      1,271,083     $     1,107,525       $    1,681,728     $      1,432,973
                                                    ==================   =================    =================    =================


NET INCOME PER COMMON SHARE:
         Basic                                       $           0.13     $          0.11      $          0.17     $           0.14
                                                    ==================   =================    =================    =================
         Diluted                                     $           0.12     $          0.11      $          0.16     $           0.14
                                                    ==================   =================    =================    =================


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                             10,053,003          10,045,003           10,051,948           10,027,479
                                                    ==================   =================    =================    =================
         Diluted                                           10,337,861          10,292,316           10,338,797           10,298,630
                                                    ==================   =================    =================    =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  2002                2001
                                                                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $     1,681,728     $     1,432,973
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
       Amortization of trademark licenses and trademarks                                             25,672             249,201
       Depreciation and other amortization                                                          237,609             207,136
       Gain on disposal of fixed assets                                                                                 (11,410)
       Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                                     (3,287,453)         (1,217,967)
         Inventories                                                                                556,727             958,453
         Prepaid expenses and other current assets                                                 (215,189)             18,112
         Accounts payable                                                                         2,767,768           2,875,565
         Accrued liabilities                                                                        (91,125)             88,976
         Accrued compensation                                                                      (238,096)           (105,260)
         Income taxes                                                                              (286,641)           (540,753)
                                                                                           -----------------   -----------------
           Net cash provided by operating activities                                              1,151,000           3,955,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                 (207,566)           (290,743)
Proceeds from sale of fixed assets                                                                                       22,752
Increase in trademark license and trademarks                                                        (27,663)            (98,402)
Decrease (increase) in deposits and other assets                                                    228,421             (76,847)
                                                                                           -----------------   -----------------
           Net cash used in investing activities                                                     (6,808)           (443,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                             (1,239,223)         (3,267,336)
Issuance of common stock                                                                              8,000              28,621
                                                                                           -----------------   -----------------
           Net cash used in financing activities                                                 (1,231,223)         (3,238,715)

                                                                                           -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                                                     (87,031)            273,071
CASH AND CASH EQUIVALENTS, beginning of the period                                                  247,657             130,665
                                                                                           -----------------   -----------------
CASH AND CASH EQUIVALENTS, end of the period                                                $       160,626     $       403,736
                                                                                           =================   =================


SUPPLEMENTAL INFORMATION
  Cash paid during the period for:
       Interest                                                                             $       137,246     $       373,557
                                                                                           =================   =================
       Income taxes                                                                         $     1,431,346     $     1,496,067
                                                                                           =================   =================

NONCASH TRANSACTIONS:
     During the six month period ended June 30, 2001, the Company assumed long-term debt of $750,000 and accrued liabilities of $196,677 in connection with the acquisition of the Junior Juice trademark.

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTHS ENDED JUNE 30, 2002 (Unaudited) AND YEAR ENDED DECEMBER 31, 2001

1.       BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2001, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"). Additionally, the Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company. The information set forth in these interim consolidated financial statements for the three- and six-months ended June 30, 2002 and 2001 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim condensed, consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

2.       NEW ACCOUNTING PRONOUNCEMENTS

During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of net sales or as cost of goods sold. The Company adopted EITF No. 01-9 on January 1, 2002. The effect of the change in accounting related to the adoption of EITF No. 01-9 for the three-months ended June 30, 2002 was to decrease net sales by $3,767,989, increase cost of goods sold by $19,251 and decrease selling, general and administrative expenses by $3,787,240. For the six-months ended June 30, 2002 net sales decreased by $5,958,014, cost of goods sold increased by $71,848 and selling, general and administrative expenses decreased by $6,029,862. For the three-months ended June 30, 2001, $3,291,007 has been classified as a reduction of net sales and $86,457 as an increase in cost of goods sold and for the six-months ended June 30, 2001, $5,062,292 has been classified as a reduction of net sales and $175,854 as an increase in cost of goods sold, all of which were previously reported as selling, general and administrative expense respectively.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Upon adoption of SFAS No. 142, the Company evaluated the useful lives of its various trademark licenses and trademarks and concluded that certain of the trademark licenses and trademarks have indefinite lives. Unamortized trademark licenses and trademarks ceased to be amortized effective January 1, 2002 and will be subject to periodic impairment analysis. The effect of the change in accounting during the six-months ended June 30, 2002 was to increase net income by $134,253, or $0.01 per basic and diluted share.

                                                      For the six-months ended
                                                              June 30,
                                                       2002              2001
                                                   ------------     ------------
Net income, as reported                             $1,681,728       $1,432,973
Add back:  Amortization of trademark licenses
    and trademarks (net of tax effect)                   -              146,578
                                                   ------------     ------------
Adjusted net income                                 $1,681,728       $1,579,551
                                                   ============     ============



Net income per common share - basic, as reported    $     0.17       $     0.14
Amortization of trademark licenses and
    trademarks (net of tax effect)                       -                 0.01
                                                   -------------    ------------
Adjusted net income per common share - basic        $     0.17       $     0.15
                                                   =============    ============



Net income per common share - diluted, as reported  $     0.16       $     0.14
Amortization of trademark licenses and
    trademarks (net of tax effect)                       -                 0.01
                                                   -------------    ------------
Adjusted net income per common share - diluted      $     0.16       $     0.15
                                                   =============    ============

On January 1, 2002, the trademark licenses and trademarks were tested for impairment in accordance with the provisions of SFAS No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at that time. In addition, the remaining useful lives of trademark licenses and trademarks being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company's trademark licenses and trademarks as of June 30, 2002:

Amortizing trademark licenses and trademarks                    $  1,125,180
Accumulated amortization                                             (55,444)
                                                               --------------
                                                                   1,069,736
Non-amortizing trademark licenses and trademarks                  16,282,476
                                                               --------------
                                                                $ 17,352,212
                                                               ==============

All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 40 years. The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the six-month period ended June 30, 2002 was

$25,672. As of June 30, 2002, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2007 is:

               2002 - Remainder                      $ 25,975
               2003                                    41,147
               2004                                    37,922
               2005                                    37,922
               2006                                    37,826
               2007                                    32,791

Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 141, "Business Combinations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively. The initial adoption of these Statements did not have a material impact on the Condensed Consolidated Statements of Income.

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

3.         INVENTORIES

Inventories consist of the following at:

                                           June 30,
                                            2002               December 31,
                                         (Unaudited)               2001
                                        --------------        --------------
Raw materials                            $  4,907,943          $  4,742,102
Finished goods                              7,138,449             7,615,345
                                        --------------        --------------
                                           12,046,392            12,357,447
Less inventory reserves                      (646,439)             (400,767)
                                        --------------        --------------
                                         $ 11,399,953          $ 11,956,680
                                        ==============        ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.

General

     The increase in gross sales during the second quarter of 2002 was primarily attributable to sales of E2O Energy WaterTM, which was introduced in June 2001, EnergadeTM energy sports drink, which was introduced in July 2001, soy smoothies which were introduced in December 2001 and the Company's new MonsterTM energy drink which was introduced in April 2002. The Company also benefited from an increase in sales of Natural Sodas in cans, energy drinks in 8.3-ounce cans, apple juice and children's multi-vitamin drinks including Junior Juice products. The increase in sales was partially offset by decreased sales of smoothies, Signature Sodas, Hard e and teas, lemonades and juice cocktails.

     Gross profit for the three-months ended June 30, 2002, as a percentage of net sales, was 37.4%, which was marginally higher than the 37.3% in the three-months ended June 30, 2001. Gross profit for the six-months ended June 30, 2002, as a percentage of net sales, decreased to 37.1% from 37.3% as compared to the six-months ended June 30, 2001. The change in gross profit was primarily due to a change in the Company's product and customer mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended June 30, 2002 Compared to the Three-months Ended June 30, 2001

     Gross Sales. For the three-months ended June 30, 2002, gross sales were $32.7 million, an increase of $5.1 million or 18.3% higher than the $27.6 million gross sales for the three-months ended June 30, 2001. The increase in gross sales during the second quarter of 2002 was primarily attributable to sales of E2O Energy WaterTM, which was introduced in June 2001, EnergadeTM energy sports drink, which was introduced in July 2001, soy smoothies which were introduced in December 2001 and the Company's new MonsterTM energy drink which was introduced in April 2002. The Company also benefited from an increase in sales of Natural Sodas in cans, energy drinks in 8.3-ounce cans, apple juice and children's multi-vitamin drinks including Junior Juice products. The increase in sales was partially offset by decreased sales of smoothies, Signature Sodas, Hard e and teas, lemonades and juice cocktails.

     Net Sales. For the three-months ended June 30, 2002, net sales were $26.3 million, an increase of $3.8 million or 16.7% higher than the $22.5 million net sales for the three-months ended June 30, 2001. The increase in net sales was primarily attributable to the increase in gross sales of $5.1 million which was partially offset by increased discounts, allowances and promotional payments and coupon promotions. However, expenditures for slotting fees were lower.

     Gross Profit. Gross profit was $9.8 million for the three-months ended June 30, 2002, an increase of $1.4 million or 17.2% higher than the gross profit for the three-months ended June 30, 2001 of $8.4 million. Gross profit as a percentage of net sales, increased to 37.4% for the three-months ended June 30, 2002 from 37.3% for the three-months ended June 30, 2001 and increased from 36.6% for the quarter ended March 31, 2002. The increase in gross profit and gross profit as a percentage of net sales was primarily attributable to an increase in net sales and a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $7.6 million for the three-months ended June 30, 2002, an increase of $1.2 million or 19.1% higher than total operating expenses of $6.4 million for the three-months ended June 30, 2001. Total operating expenses as a percentage of net sales increased to 29.1% for the three-months ended June 30, 2002 as compared to 28.5% for the three-months ended June 30, 2001. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreased amortization of trademark licenses and trademarks due to the adoption of SFAS No. 142 in the first quarter of 2002
(Note 2 of financial statements). In 2002, the Company adopted SFAS No. 142 which eliminated amortization on indefinite-lived intangible assets. Amortization of trademark licenses and trademarks for the three-months ended June 30, 2002 was $13,000, a decrease of $113,000 from amortization of $126,000 for the three-months ended June 30, 2001.

     Selling, general and administrative expenses were $7.6 million for the three-months ended June 30, 2002, an increase of $1.3 million or 21.3% higher than selling, general and administrative expenses of $6.3 million for the three-months ended June 30, 2001. The increase in selling expenses was primarily attributable to an increase in spending for discounts, allowances and promotional payments as well as increased distribution and graphic design expense and increased expenditures for merchandise displays and point-of-sale materials. The increase in selling expenses was partially offset primarily by a decrease in expenditures for in-store demonstrations. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, sales support and administrative activities, insurance and bad debts although payroll expenses decreased as a percentage of net sales.

     Operating Income. Operating income was $2.2 million for the three-months ended June 30, 2002, an increase of $217,000 or 11.0% higher than operating income of $2.0 million for the three-months ended June 30, 2001. Operating income as a percentage of net sales decreased to 8.3% for the three-months ended June 30, 2002 from 8.8% for the three-months ended June 30, 2001. The increase in operating income was attributable to the increase in gross profit which was partially offset by the increase in operating expenses whereas the decrease in operating income as a percentage of net sales was attributable to higher operating expenses as a percentage of net sales as compared to last year.

     Net Nonoperating Expense. Net nonoperating expense was $56,000 for the three-months ended June 30, 2002, a decrease of $73,000 over net non-operating expense of $129,000 for the three-months ended June 30, 2001. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances and lower interest rates on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the three-months ended June 30, 2002 was $865,000 as compared to provision for income taxes of $738,000 for the comparable period in 2001. The $127,000 increase in provision for income taxes was primarily attributable to the increase in operating income and a decrease in non-operating expense.

     Net Income. Net income was $1.3 million for the three-months ended June 30, 2002, an increase of $164,000 or 14.8% higher than net income of $1.1 million for the three-months ended June 30, 2001. The increase in net income was attributable to the increase in gross profit of $1.4 million and decrease in nonoperating expense of $73,000 which was partially offset by the increase in operating expenses of $1.2 million.

Results of Operations For the Six-months Ended June 30, 2002 Compared to the Six-months Ended June 30, 2001

     Gross Sales. For the six-months ended June 30, 2002, gross sales were $55.2 million, an increase of $7.2 million or 15.1% over the $47.9 million gross sales for the six-months ended June 30, 2001. The increase in gross sales was primarily attributable to gross sales of EnergadeTM energy sports drink, which was introduced in July 2001, E2O Energy WaterTM, which was introduced in June 2001 and Junior Juice 100% juices, which business was acquired in May 2001. The increase in gross sales was also attributable to an increase in gross sales of Natural Sodas in cans, apple juice and children's multi-vitamin juice drinks. The increase was attributable to a lesser extent to sales of soy smoothies, which were introduced in December 2001, MonsterTM energy drink, which was introduced in April 2002 and increased sales of energy drinks in 8.3-ounce cans. The increase in gross sales was partially offset by primarily decreased sales of smoothies, Signature Sodas and Hard e.

     Net Sales. For the six-months ended June 30, 2002, net sales were $44.9 million, an increase of $5.4 million or 13.8% higher than net sales of $39.4 million for the six-months ended June 30, 2001. The increase in net sales was primarily related to the increase in gross sales which was partially offset by increased discounts, allowances and promotional payments and coupon promotions. However, expenditures for slotting fees were lower.

     Gross Profit. Gross profit was $16.6 million for the six-months ended June 30, 2002, an increase of $1.9 million or 13.3% over the $14.7 million gross profit for the six-months ended June 30, 2001. Gross profit as a percentage of net sales decreased to 37.1% for the six-months ended June 30, 2002 from 37.3% for the six-months ended June 30, 2001. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to slightly lower margins achieved as a result of a change in the Company's product mix.

     Total Operating Expenses. Total operating expenses were $13.7 million for the six-months ended June 30, 2002, an increase of $1.7 million or 14.3% over total operating expenses of $12.0 million for the six-months ended June 30, 2001. Total operating expenses as a percentage of net sales increased to 30.5% for the six-months ended June 30, 2002 from 30.4% for the six-months ended June 30, 2001. The increase in total operating expenses and operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreased amortization of trademark licenses and trademarks due to the adoption of SFAS No. 142 in the first quarter of 2002 (Note 2 of financial statements). In 2002, the Company adopted SFAS No. 142 which eliminated amortization on indefinite-lived intangible assets. Amortization of trademark licenses and trademarks for the six-months ended June 30, 2002 was $26,000, a decrease of $223,000 from amortization of $249,000 for the six-months ended June 30, 2001.

     Selling, general and administrative expenses were $13.7 million for the six-months ended June 30, 2002, an increase of $2.0 million or 16.6% over selling, general and administrative expenses of $11.7 million for the six-months ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 30.5% for the six-months ended June 30, 2002 as compared to 29.7% for the six-months ended June 30, 2001. The increase in selling expenses and selling expenses as a percentage of net sales was primarily attributable to an increase in spending for discounts, allowances and promotional payments as well as increased distribution and graphic design expense and expenditures for point of sale materials and merchandise displays. The increase in selling expenses was partially offset by decreased expenditures for in-store demonstrations. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, sales support and administrative activities, insurance, bad debts and other operating expenses.

     Operating Income. Operating income was $3.0 million for the six-months ended June 30, 2002, an increase of $239,000 or 8.8% higher than operating income of $2.7 million for the six-months ended June 30, 2001. Operating income as a percentage of net sales decreased to 6.6% for the six-months ended June 30, 2002 from 6.9% in the comparable period in 2001. The increase in operating income was primarily attributable to the increase in gross profit and the decrease in amortization of trademark licenses and trademarks which was partially offset by the increase in selling, general and administrative expenses. The decrease in operating income as a percentage of net sales was primarily due to an increase in selling, general and administrative expenses as a percentage of net sales and a decrease in gross profit as a percentage of net sales.

     Net Nonoperating Expense. Net nonoperating expense was $132,000 for the six-months ended June 30, 2002, a decrease of $199,000 from net nonoperating expense of $331,000 for the six-months ended June 30, 2001. The decrease in net nonoperating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances and lower interest rates on the Company's borrowings for the six-months ended June 30, 2002 as compared to the six-months ended June 30, 2001.

     Provision for Income Taxes. Provision for income taxes was $1.1 million for the six-months ended June 30, 2002, an increase of $189,000 over the provision for income taxes of $955,000 for the comparable period in 2001. The effective tax rate for the six-months ended June 30, 2002 was 40.5% which was slightly higher than the 40.0% effective tax rate for the six-months ended June 30, 2001. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes.

     Net Income. Net income was $1.7 million for the six-months ended June 30, 2002 compared to net income of $1.4 million for the six-months ended June 30, 2001. The $249,000 increase in net income is attributable to an increase in operating income of $239,000 and a decrease in nonoperating expense of $199,000 which was partially offset by a $189,000 increase in provision for income taxes.

Liquidity and Capital Resources

     As of June 30, 2002, the Company had working capital of $13.7 million, as compared to working capital of $13.0 million as of December 31, 2001. The increase in working capital is primarily attributable to net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization, an increase in deposits and other assets and receipts from the issuance of common stock which was partially offset by the repayment by the Company of a portion of the Company's long-term debt and the acquisition of property and equipment and trademarks.

     Net cash provided by operating activities was $1.2 million for the six-months ended June 30, 2002 as compared to net cash provided by operating activities of $4.0 million in the comparable period in 2001. For the six-months ended June 30, 2002, cash provided by operating activities was attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as increases in accounts payable and a decrease in inventories. For the six-months ended June 30, 2002, cash used in operating activities was attributable to an increase in accounts receivable, prepaid expenses and prepaid income taxes and other current assets and decreases in accrued compensation and accrued liabilities.

     Net cash used in investing activities decreased to $7,000 for the six-months ended June 30, 2002 as compared to net cash used in investing activities of $443,000 for the comparable period in 2001. The decrease in cash used in investing activities was primarily attributable to decreased acquisitions of property and equipment and trademarks as well as cash provided by deposits and other assets. Management, from time to time, considers the acquisition of capital equipment, particularly manufacturing equipment and coolers, merchandise display racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand, as well as the development and introduction of new product lines. The Company may require additional capital resources for or as a result of any such activities or transactions, depending upon the cash requirements relating thereto. Any such activities or transactions will also be subject to the terms and restrictions of HBC's credit facilities.

     Net cash used in financing activities decreased to $1.2 million for the six-months ended June 30, 2002 as compared to net cash used in financing activities of $3.2 million for the comparable period in 2001. The decrease in net cash used in financing activities as compared to the prior year was primarily attributable to decreased principal payments of long-term debt.

     HBC's revolving line of credit was renewed by its bank until September 2005. The rate of interest payable by the Company on advances under the line of credit is based on the bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5% depending upon certain financial ratios of the Company from time to time. As of June 30, 2002, approximately $3.9 million was outstanding under the revolving line of credit.

     The credit facility contains financial covenants, which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. As of June 30, 2002, the Company was in compliance with all covenants.

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

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
o    Changes in consumer preferences;
o Changes in demand that are weather related, particular in areas outside of California;
o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
o    The introduction of new products;
o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed and/or labeled, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms and/or Federal Trade Commission and/or certain state regulatory agencies;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;

o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o Adverse weather conditions, which could reduce demand for the Company's products;
o The Company's ability to make suitable arrangements for the co-packing of any of its products.

     The foregoing list of important factors is not exhaustive.

Inflation

     The Company does not believe that inflation has a significant impact on the Company's results of operations for the periods presented.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed, are fluctuations in commodity prices, affecting the cost of raw materials, and changes in interest rates on the Company's long term debt. The Company is subject to market risk with respect to the cost of commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates.

     At June 30, 2002, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the six-months ended June 30, 2002, the net impact on the Company's pre-tax earnings would have been approximately $22,000.

                           PART II - OTHER INFORMATION


         Items 1 - 5.     Not Applicable

         Item 6.          Exhibits and Reports on Form 8-K

                          (a)      Exhibits - See Exhibit Index

                          (b)      Reports on Form 8-K - None


                                   SIGNATURES

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   August 14, 2002                 /s/ RODNEY C. SACKS
                                        ----------------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   August 14, 2002                 /s/ HILTON H. SCHLOSBERG
                                        ----------------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Hansen Natural Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rodney C. Sacks, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Hilton H. Schlosberg, Vice Chairman of the Board of Directors, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   August 14, 2002                 /s/ RODNEY C. SACKS
                                        ----------------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   August 14, 2002                 /s/ HILTON H. SCHLOSBERG
                                        ----------------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer