Form 10-Q
period 2002-09-30
HANSEN NATURAL CORP
filed 2002-11-14
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 2002

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




     The registrant had 10,053,003 shares of common stock outstanding as of
                                October 31, 2002

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               September 30, 2002

                                      INDEX



                                                                        Page No.

Part I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 2002
               (Unaudited) and December 31, 2001                               3

            Consolidated Statements of Income for the three and nine-months
               ended September 30, 2002 and 2001 (Unaudited)                   4

            Consolidated Statements of Cash Flows for the nine-months
               ended September 30, 2002 and 2001 (Unaudited)                   5

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9

Item 3.     Qualitative and Quantitative Disclosures about Market Risk        16

Item 4.     Controls and Procedures                                           16


Part II. OTHER INFORMATION

Items 1-5.  Not Applicable                                                    18

Item 6.     Exhibits and Reports on Form 8-K                                  18

            Signatures                                                        18

            Certifications                                                    19

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                        September 30,           December 31,
                                                                                            2002                    2001
                                                                                     ------------------      -----------------
                                                                                         (Unaudited)
                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                            $       2,912,236       $        247,657
Accounts receivable (net of allowance for doubtful
    accounts, sales returns and cash discounts of $948,077
    in 2002 and $625,270 in 2001 and promotional allowances
    of $4,438,494 in 2002 and $2,981,556 in 2001)                                            5,428,853              4,412,422
Inventories, net                                                                            11,893,017             11,956,680
Prepaid expenses and other current assets                                                    1,036,772                974,155
Deferred income tax asset                                                                      949,176                949,176
                                                                                     ------------------      -----------------
    Total current assets                                                                    22,220,054             18,540,090

PROPERTY AND EQUIPMENT, net                                                                  1,901,501              1,945,146

INTANGIBLE AND OTHER ASSETS:
Trademark licenses and trademarks (net of accumulated amortization
    of $68,859 in 2002 and $29,772 in 2001)                                                 17,354,376             17,350,221
Deposits and other assets                                                                      458,389                725,825
                                                                                     ------------------      -----------------
    Total intangible and other assets                                                       17,812,765             18,076,046
                                                                                     ------------------      -----------------
                                                                                     $      41,934,320       $     38,561,282
                                                                                     ===================     =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                     $       5,896,773       $      3,919,741
Accrued liabilities                                                                            663,752                871,841
Accrued compensation                                                                           231,711                432,896
Current portion of long-term debt                                                              249,950                337,872
                                                                                     ------------------      -----------------
    Total current liabilities                                                                7,042,186              5,562,350

LONG-TERM DEBT, less current portion                                                         4,784,354              5,851,105

DEFERRED INCOME TAX LIABILITY                                                                1,814,278              1,814,278

SHAREHOLDERS' EQUITY:
Common stock - $.005 par value; 30,000,000 shares
    authorized; 10,259,764 shares issued, 10,053,003 outstanding
    in 2002; 10,251,764 shares issued, 10,045,003 outstanding in 2001.                          51,299                 51,259
Additional paid-in capital                                                                  11,934,564             11,926,604
Retained earnings                                                                           17,122,184             14,170,231
Common stock in treasury; at cost - 206,761 shares
    in 2002 and 2001 respectively                                                             (814,545)              (814,545)
                                                                                     ------------------      -----------------
    Total shareholders' equity                                                              28,293,502             25,333,549
                                                                                     ------------------      -----------------
                                                                                     $      41,934,320       $     38,561,282
                                                                                     ==================      =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended                         Nine Months Ended
                                                                September 30,                             September 30,
                                                    --------------------------------------    --------------------------------------
                                                            2002                2001                 2002                 2001
                                                    ------------------   -----------------    -----------------    -----------------

GROSS SALES                                         $      34,458,591    $     28,290,423     $     89,632,151     $     76,225,508

LESS:  Discounts, allowances and
         promotional payments                               7,473,335           5,193,660           17,789,713           13,707,170
                                                    ------------------   -----------------    -----------------    -----------------

NET SALES                                                  26,985,256          23,096,763           71,842,438           62,518,338

COST OF SALES                                              17,307,405          14,623,137           45,520,669           39,355,740
                                                    ------------------   -----------------    -----------------    -----------------

GROSS PROFIT                                                9,677,851          8,473,626            26,321,769           23,162,598

OPERATING EXPENSES:
Selling, general and administrative                         7,478,308          6,154,448            21,138,618           17,874,811
Amortization of trademark licenses
         and trademarks                                        13,415            129,824                39,087              379,025
                                                    ------------------   -----------------    -----------------    -----------------

         Total operating expenses                           7,491,723          6,284,272            21,177,705           18,253,836
                                                    ------------------   -----------------    -----------------    -----------------

OPERATING INCOME                                            2,186,128           2,189,354            5,144,064            4,908,762

NONOPERATING EXPENSE (INCOME)
Interest and financing expense                                 51,850              92,624              184,177              430,927
Interest income                                                  (555)             (1,158)              (1,379)              (8,340)
                                                    ------------------   -----------------    -----------------    -----------------
         Net nonoperating expense                              51,295              91,466              182,798              422,587

INCOME BEFORE PROVISION
         FOR INCOME TAXES                                   2,134,833           2,097,888            4,961,266            4,486,175

PROVISION FOR INCOME TAXES                                    864,608             839,156            2,009,313            1,794,470
                                                    ------------------   -----------------    -----------------    -----------------


NET INCOME                                          $       1,270,225    $      1,258,732     $      2,951,953     $      2,691,705
                                                    ==================   =================    =================    =================


NET INCOME PER COMMON SHARE:
         Basic                                      $            0.13    $           0.13     $           0.29     $           0.27
                                                    ==================   =================    =================    =================
         Diluted                                    $            0.12    $           0.12     $           0.29     $           0.26
                                                    ==================   =================    =================    =================


NUMBER OF COMMON SHARES USED
      IN PER SHARE COMPUTATIONS:
         Basic                                             10,053,003          10,045,003           10,052,302           10,033,697
                                                    ==================   =================    =================    =================
         Diluted                                           10,389,920          10,322,676           10,356,586           10,306,091
                                                    ==================   =================    =================    =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     2002                2001
                                                                                                    ------              ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $      2,951,953    $      2,691,705
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
       Amortization of trademark license and trademarks                                              39,087             379,025
       Depreciation and other amortization                                                          360,705             322,951
       Gain on disposal of fixed assets                                                                                 (11,410)
       Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                                     (1,016,431)           (760,703)
         Inventories                                                                                 63,663            (955,503)
         Prepaid expenses and other current assets                                                   59,416              (5,107)
         Accounts payable                                                                         1,977,032           1,907,233
         Accrued liabilities                                                                       (208,089)            158,869
         Accrued compensation                                                                      (201,185)            (15,260)
         Income taxes                                                                              (122,033)           (651,487)
                                                                                           -----------------   -----------------
           Net cash provided by operating activities                                              3,904,118           3,060,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                 (317,060)           (464,443)
Proceeds from sale of fixed assets                                                                                       22,754
Increase in trademark licenses and trademarks                                                       (43,242)           (110,100)
Decrease (increase) in deposits and other assets                                                    267,436             (96,451)
                                                                                           -----------------   -----------------
           Net cash used in investing activities                                                    (92,866)           (648,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                             (1,154,673)         (2,011,023)
Issuance of common stock                                                                              8,000              28,621
                                                                                           -----------------   -----------------
           Net cash used in financing activities                                                 (1,146,673)         (1,982,402)

                                                                                           -----------------   -----------------
NET INCREASE IN CASH                                                                              2,664,579             429,671
CASH AND CASH EQUIVALENTS, beginning of the period                                                  247,657             130,665
                                                                                           -----------------   -----------------
CASH AND CASH EQUIVALENTS, end of the period                                               $      2,912,236    $        560,336
                                                                                           =================   ================

SUPPLEMENTAL INFORMATION
  Cash paid during the period for:
       Interest                                                                            $        188,818    $        470,007
                                                                                           =================   =================
       Income taxes                                                                        $      2,131,346    $      2,445,957
                                                                                           =================   =================

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2001, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"). Additionally, the Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company. The information set forth in these interim consolidated financial statements for the three- and nine-months ended September 30, 2002 and 2001 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim condensed, consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2. NEW ACCOUNTING PRONOUNCEMENTS

During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of net sales or as cost of goods sold. The Company adopted EITF No. 01-9 on January 1, 2002. The effect of the change in accounting related to the adoption of EITF No. 01-9 for the three-months ended September 30, 2002 was to decrease net sales by $4,835,486, increase cost of goods sold by $112,290 and decrease selling, general and administrative expenses by $4,947,776. For the nine-months ended September 30, 2002 net sales decreased by $10,793,500, cost of goods sold increased by $184,138 and selling, general and administrative expenses decreased by $10,977,638. For the three-months ended September 30, 2001, $3,083,306 has been classified as a reduction of net sales and $86,126 as an increase in cost of goods sold and for the nine-months ended September 30, 2001, $8,145,598 has been classified as a reduction of net sales and $261,980 as an increase in cost of goods sold, all of which were previously reported as selling, general and administrative expense respectively.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Upon adoption of SFAS No. 142, the Company evaluated the useful lives of its various trademark licenses and trademarks and concluded that certain of the trademark licenses and trademarks have indefinite lives. Unamortized trademark licenses and trademarks ceased to be amortized effective January 1, 2002 and will be subject to periodic impairment analysis. The effect of the change in accounting during the nine-months ended September 30, 2002 was to increase net income by $209,073, or $0.02 per basic and diluted share.

                                                                          For the nine-months ended September 30,
                                                                                2002                   2001
                                                                          -----------------      ------------------

Net income, as reported                                                       $2,951,953              $2,691,705
Add back:  Amortization of trademark licenses and
     trademarks (net of tax effect)                                                -                     219,918
                                                                          -----------------      ------------------
Adjusted net income                                                           $2,951,953              $2,911,623
                                                                          =================      ==================


Net income per common share - basic, as reported                              $     0.29              $     0.27
Amortization  of  trademark  licenses  and  trademarks  (net  of
     tax effect)                                                                   -                        0.02
                                                                          -----------------      ------------------
Adjusted net income per common share - basic                                  $     0.29              $     0.29
                                                                          =================      ==================


Net income per common share - diluted, as reported                            $     0.29              $     0.26
Amortization  of  trademark  licenses  and  trademarks  (net  of
    tax effect)                                                                    -                        0.02
                                                                          -----------------      ------------------
Adjusted net income per common share - diluted                                $     0.29              $     0.28
                                                                          =================      ==================

On January 1, 2002, the trademark licenses and trademarks were tested for impairment in accordance with the provisions of SFAS No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at that time. In addition, the remaining useful lives of trademark licenses and trademarks being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company's trademark licenses and trademarks as of September 30, 2002:

Amortizing trademark licenses and trademarks                      $  1,137,835
Accumulated amortization                                               (68,859)
                                                                 ---------------
                                                                     1,068,976
Non-amortizing trademark licenses and trademarks                    16,285,400
                                                                 ---------------
                                                                 $  17,354,376
                                                                 ===============

All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 40 years. The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the nine-month period ended September 30, 2002 was $39,087. As of September 30, 2002, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2007 is:

                2002 - Remainder                      $ 13,736
                2003                                    41,384
                2004                                    38,159
                2005                                    38,159
                2006                                    38,045
                2007                                    32,799

Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. The initial adoption of these Statements did not have a material impact on the Condensed Consolidated Statements of Income.

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

3. INVENTORIES

Inventories consist of the following at:

                                  September 30,
                                      2002                  December 31,
                                   (Unaudited)                  2001
                               -------------------       ------------------
Raw materials                     $   4,972,394            $   4,742,102
Finished goods                        7,567,062                7,615,345
                               -------------------       ------------------
                                     12,539,456               12,357,447
Less inventory reserves                (646,439)                (400,767)
                               -------------------       ------------------
                                  $  11,893,017            $  11,956,680
                               ===================       ==================

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

     Trademark License and Trademarks - Trademark license represents the Company's exclusive world-wide right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters, shelf stable fruit juices and drinks containing fruit juices on a royalty free basis and other non-carbonated beverages and water and non-beverage products in consideration of royalty payments. In September 1999, HBC entered into an Assignment and Agreement with the Fresh Juice Company of California, Inc. ("FJC"), pursuant to which HBC acquired exclusive ownership of the Hansen's(R) trademark and trade names and its obligation to pay royalties on certain product lines fell away. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks over 40 years. Upon adoption of SFAS No. 142 (Note 2), the Company ceased the amortization of its various trademark license and trademarks that have indefinite lives. Unamortized trademark license and trademarks will be subjected to periodic impairment analysis. All amortizing trademark licenses and trademarks are being amortized on a straight-line basis over their expected useful lives ranging from 1 to 40 years (Note 2).

     Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. As of September 30, 2002, management does not believe that the Company's long-lived assets have been impaired. If the carrying value of the long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. In addition, the Company supports its customers with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. In certain instances, portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, be affected.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

General

     The increase in gross sales during the third quarter of 2002 was primarily attributable to sales of the Company's MonsterTM energy drink, which was introduced in April 2002 as well as increased sales of Natural Sodas in cans, Apple Juice, E2O Energy WaterTM, which was introduced in June 2001, Smoothies in cans, Energade(R) energy sports drinks, which were introduced in July 2001, energy drinks in 8.3-ounce cans and Children's Multi-Vitamin juice drinks. The Company also benefited from sales of the Company's new Soy Smoothie line. The increase in gross sales was partially offset by decreased sales of Junior Juice, Signature Sodas, Healthy Start, teas, lemonades and juice cocktails and Hard e.

     Gross profit for the three-months ended September 30, 2002, as a percentage of net sales, was 35.9%, which was lower than the 36.7% achieved in the three-months ended September 30, 2001. Gross profit for the nine-months ended September 30, 2002, as a percentage of net sales, decreased to 36.6% from 37.0% in the nine-months ended September 30, 2001. The change in gross profit was primarily due to a change in the Company's product and customer mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended September 30, 2002 Compared to the Three-months Ended September 30, 2001

     Gross Sales. For the three-months ended September 30, 2002, gross sales were $34.5 million, an increase of $6.2 million or 21.8% higher than the $28.3 million gross sales for the three-months ended September 30, 2001. The increase in gross sales during the third quarter of 2002 was primarily attributable to sales of the Company's MonsterTM energy drink, which was introduced in April 2002 as well as increased sales of Natural Sodas in cans, Apple Juice, E2O Energy WaterTM, which was introduced in June 2001, Smoothies in cans, Energade(R) energy sports drinks, which were introduced in July 2001, energy drinks in 8.3-ounce cans and Children's Multi-Vitamin juice drinks. The Company also benefited from sales of the Company's new Soy Smoothie line. The increase in gross sales was partially offset by decreased sales of Junior Juice, Signature Sodas, Healthy Start, teas, lemonades and juice cocktails and Hard e.

     Net Sales. For the three-months ended September 30, 2002, net sales were $27.0 million, an increase of $3.9 million or 16.8% higher than the $23.1 million net sales for the three-months ended September 30, 2001. The increase in net sales was primarily attributable to the increase in gross sales of $6.2 million which was partially offset by increased discounts, allowances and promotional payments and coupon promotions.

     Gross Profit. Gross profit was $9.7 million for the three-months ended September 30, 2002, an increase of $1.2 million or 14.2% higher than the gross profit for the three-months ended September 30, 2001 of $8.5 million. Gross profit as a percentage of net sales, decreased to 35.9% for the three-months ended September 30, 2002 from 36.7% for the three-months ended September 30, 2001. The increase in gross profit was primarily attributable to the increase in gross sales whereas the decrease in gross profit as a percentage of net sales was primarily attributable to a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $7.5 million for the three-months ended September 30, 2002, an increase of $1.2 million or 19.2% higher than total operating expenses of $6.3 million for the three-months ended September 30, 2001. Total operating expenses as a percentage of net sales increased to 27.8% for the three-months ended September 30, 2002 as compared to 27.2% for the three-months ended September 30, 2001. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreased amortization of trademark licenses and trademarks due to the adoption of SFAS No. 142 in the first quarter of 2002 (Note 2 of financial statements). In 2002, the Company adopted SFAS No. 142 which eliminated amortization on indefinite-lived intangible assets. Amortization of trademark licenses and trademarks for the three-months ended September 30, 2002 was $13,000, a decrease of $116,000 from amortization of $130,000 for the three-months ended September 30, 2001.

     Selling, general and administrative expenses were $7.5 million for the three-months ended September 30, 2002, an increase of $1.3 million or 21.5% higher than selling, general and administrative expenses of $6.2 million for the three-months ended September 30, 2001. The increase in selling expenses was primarily attributable to an increase in distribution and expenditures for in-store demonstrations as well as point-of-sale materials. The increase in selling expenses was partially offset primarily by a decrease in advertising expense and expenditures for merchandise displays and premium items. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, charitable promotional activities and travel expense.

     Operating Income. Operating income was $2.2 million for the three-months ended September 30, 2002, which was comparable to the operating income for the three-months ended September 30, 2001. Operating income as a percentage of net sales decreased to 8.1% for the three-months ended September 30, 2002 from 9.5% for the three-months ended September 30, 2001. The decrease in operating income as a percentage of net sales was attributable to lower gross profit as a percentage of net sales as well as higher selling, general and administrative expenses as a percentage of net sales.

     Net Nonoperating Expense. Net nonoperating expense was $51,000 for the three-months ended September 30, 2002, a decrease of $40,000 from net non-operating expense of $91,000 for the three-months ended September 30, 2001. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances and lower interest rates on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the three-months ended September 30, 2002 was $865,000 as compared to provision for income taxes of $839,000 for the comparable period in 2001. The effective tax rate for the three-months ended September 30, 2002 was 40.5% which was slightly higher than the 40.0% effective tax rate for the three-months ended September 30, 2001. The $26,000 increase in provision for income taxes was primarily attributable to the increase in income before provision for income taxes as well as an increase in the effective tax rate.

     Net Income. Net income was $1.3 million for the three-months ended September 30, 2002, a slight increase of $11,000 over net income for the three-months ended September 30, 2001. The increase in net income was attributable to the increase in gross profit of $1.2 million and decrease in nonoperating expense of $40,000 which was partially offset by the increase in operating expenses of $1.2 million.

Results of Operations For the Nine-months Ended September 30, 2002 Compared to the Nine-months Ended September 30, 2001

     Gross Sales. For the nine-months ended September 30, 2002, gross sales were $89.6 million, an increase of $13.4 million or 17.6% over the $76.2 million gross sales for the nine-months ended September 30, 2001. The increase in gross sales was primarily attributable to sales of the Company's MonsterTM energy drink which was introduced in April 2002, as well as increased sales of E2O Energy WaterTM which was introduced in June 2001, Energade(R) energy sports drinks which were introduced in July 2001, Natural Sodas in cans, Apple Juice, energy drinks in 8.3-ounce cans and Children's Multi-Vitamin juice drinks. The Company also benefited from sales of the Company's new Soy Smoothie line. The increase in gross sales was partially offset by decreased sales of Smoothies in cans and glass bottles, Signature Sodas, Hard e, Healthy Start and teas, lemonades and juice cocktails.

     Net Sales. For the nine-months ended September 30, 2002, net sales were $71.8 million, an increase of $9.3 million or 14.9% higher than net sales of $62.5 million for the nine-months ended September 30, 2001. The increase in net sales was primarily related to the increase in gross sales which was partially offset by increased discounts, allowances and promotional payments and coupon promotions. However, expenditures for slotting fees were lower.

     Gross Profit. Gross profit was $26.3 million for the nine-months ended September 30, 2002, an increase of $3.1 million or 13.6% over the $23.2 million gross profit for the nine-months ended September 30, 2001. Gross profit as a percentage of net sales decreased to 36.6% for the nine-months ended September 30, 2002 from 37.0% for the nine-months ended September 30, 2001. The increase in gross profit was primarily attributable to increased net sales. The decrease in gross profit as a percentage of net sales was primarily attributable to slightly lower margins achieved as a result of a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $21.2 million for the nine-months ended September 30, 2002, an increase of $2.9 million or 16.0% over total operating expenses of $18.3 million for the nine-months ended September 30, 2001. Total operating expenses as a percentage of net sales increased to 29.5% for the nine-months ended September 30, 2002 from 29.2% for the nine-months ended September 30, 2001. The increase in total operating expenses and operating expenses as a percentage of net sales was primarily attributable to increased selling, general and administrative expenses which was partially offset by decreased amortization of trademark licenses and trademarks due to the adoption of SFAS No. 142 in the first quarter of 2002 (Note 2 of financial statements). In 2002, the Company adopted SFAS No. 142 which eliminated amortization on indefinite-lived intangible assets. Amortization of trademark licenses and trademarks for the nine-months ended September 30, 2002 was $39,000, a decrease of $340,000 from amortization of $379,000 for the nine-months ended September 30, 2001.

     Selling, general and administrative expenses were $21.1 million for the nine-months ended September 30, 2002, an increase of $3.3 million or 18.3% over selling, general and administrative expenses of $17.9 million for the nine-months ended September 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 29.4% for the nine-months ended September 30, 2002 as compared to 28.6% for the nine-months ended September 30, 2001. The increase in selling expenses and selling expenses as a percentage of net sales was primarily attributable to an increase in distribution, advertising and graphic design expense and expenditures for point of sale materials and in-store demonstrations. The increase in selling expenses was partially offset by decreased expenditures for premiums. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, charitable promotional activities, bad debt, travel and other operating expenses.

     Operating Income. Operating income was $5.1 million for the nine-months ended September 30, 2002, an increase of $235,000 or 4.8% higher than operating income of $4.9 million for the nine-months ended September 30, 2001. Operating income as a percentage of net sales decreased to 7.2% for the nine-months ended September 30, 2002 from 7.9% in the comparable period in 2001. The increase in operating income was primarily attributable to the increase in gross profit and the decrease in amortization of trademark licenses and trademarks which was partially offset by the increase in selling, general and administrative expenses. The decrease in operating income as a percentage of net sales was primarily due to an increase in selling, general and administrative expenses as a percentage of net sales and a decrease in gross profit as a percentage of net sales.

     Net Nonoperating Expense. Net nonoperating expense was $183,000 for the nine-months ended September 30, 2002, a decrease of $240,000 from net nonoperating expense of $423,000 for the nine-months ended September 30, 2001. The decrease in net nonoperating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances and lower interest rates on the Company's borrowings for the nine-months ended September 30, 2002 as compared to the nine-months ended September 30, 2001.

     Provision for Income Taxes. Provision for income taxes was $2.0 million for the nine-months ended September 30, 2002, an increase of $215,000 over the provision for income taxes of $1.8 million for the comparable period in 2001. The effective tax rate for the nine-months ended September 30, 2002 was 40.5% which was slightly higher than the 40.0% effective tax rate for the nine-months ended September 30, 2001. The increase in provision for income taxes was attributable to the increase in income before provision for income taxes.

     Net Income. Net income was $3.0 million for the nine-months ended September 30, 2002 compared to net income of $2.7 million for the nine-months ended

September 30, 2001. The $260,000 increase in net income is attributable to an increase in operating income of $235,000 and a decrease in nonoperating expense of $240,000 which was partially offset by a $215,000 increase in provision for income taxes.

Liquidity and Capital Resources

     As of September 30, 2002, the Company had working capital of $15.2 million, as compared to working capital of $13.0 million as of December 31, 2001. The increase in working capital is primarily attributable to net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization, an increase in deposits and other assets and receipts from the issuance of common stock which was partially offset by the repayment by the Company of a portion of the Company's long-term debt and the acquisition of property and equipment and trademarks.

     Net cash provided by operating activities was $3.9 million for the nine-months ended September 30, 2002 as compared to net cash provided by operating activities of $3.1 million in the comparable period in 2001. For the nine-months ended September 30, 2002, cash provided by operating activities was attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as increases in accounts payable and a decrease in inventories and prepaid expenses and other current assets. For the nine-months ended September 30, 2002, cash used in operating activities was attributable to an increase in accounts receivable, prepaid income taxes and decreases in accrued compensation and accrued liabilities.

     Net cash used in investing activities decreased to $93,000 for the nine-months ended September 30, 2002 as compared to net cash used in investing activities of $648,000 for the comparable period in 2001. The decrease in cash used in investing activities was primarily attributable to decreased acquisitions of property and equipment and trademarks as well as cash provided by deposits and other assets. Management, from time to time, considers the acquisition of capital equipment, particularly manufacturing equipment and coolers, merchandise display racks, storage racks, vans and promotional vehicles, and businesses compatible with the image of the Hansen's(R) brand, as well as the development and introduction of new product lines. The Company may require additional capital resources for or as a result of any such activities or transactions, depending upon the cash requirements relating thereto. Any such activities or transactions will also be subject to the terms and restrictions of HBC's credit facilities.

     Net cash used in financing activities decreased to $1.1 million for the nine-months ended September 30, 2002 as compared to net cash used in financing activities of $2.0 million for the comparable period in 2001. The decrease in net cash used in financing activities as compared to the prior year was primarily attributable to decreased principal payments of long-term debt.

     HBC's revolving line of credit was renewed by its bank until September 2005. The rate of interest payable by the Company on advances under the line of credit is based on the bank's base (prime) rate plus an additional percentage of up to 0.5%, or the LIBOR rate plus an additional percentage of up to 2.5%, depending upon certain financial ratios of the Company from time to time. As of September 30, 2002, approximately $4.1 million was outstanding under the revolving line of credit at an effective interest rate of 4.0%.

     The credit facility contains financial covenants, which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. As of September 30, 2002, the Company was in compliance with all covenants.

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

     At September 30, 2002, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the nine-months ended September 30, 2002, the net impact on the Company's pre-tax earnings would have been approximately $23,000.

ITEM 4.  CONTROL AND PROCEDURES

     As of September 30, 2002, the Company, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934.)

     Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required. There were no significant changes in the Company's internal controls subsequent to September 30, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   November 14, 2002               /s/ RODNEY C. SACKS
                                        -------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   November 14, 2002               /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                                   RULE 13a-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Rodney Sacks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hansen Natural Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls of in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002               /s/ RODNEY C. SACKS
                                        -------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

I, Hilton Schlosberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hansen Natural Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls of in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002               /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Hansen Natural Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rodney C. Sacks, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Hilton H. Schlosberg, Vice Chairman of the Board of Directors, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   November 14, 2002               /s/ RODNEY C. SACKS
                                        -------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   November 14, 2002               /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer