Form 10-K
period 2002-12-31
HANSEN NATURAL CORP
filed 2003-03-31
CIK 865752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $22,963,281 computed by reference to the sale price for such stock on the NASDAQ Small-Cap Market on March 3, 2003.

     The number of shares of the Registrant's common stock, $0.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 3, 2003 was 10,223,203 shares.

                           HANSEN NATURAL CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS



Item Number                                                          Page Number
                                     PART I

1.     Business                                                            3
2.     Properties                                                         15
3.     Legal Proceedings                                                  15
4.     Submission of Matters to a Vote of Security Holders                16

                                     PART II

5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters                                           16
6.     Selected Consolidated Financial Data                               18
7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           18
7a.    Qualitative and Quantitative Disclosures about Market Risks        30
8.     Financial Statements and Supplementary Data                        30
9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           30

                                    PART III

10.    Directors and Executive Officers of the Registrant                 30
11.    Executive Compensation                                             32
12.    Security Ownership of Certain Beneficial Owners and Management     36
13.    Certain Relationships and Related Transactions                     38
14.    Controls and Procedures                                            39

                                     PART IV

15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K    39

       Signatures and Certifications                                      40

                                     PART I

ITEM 1.  BUSINESS

Overview

     Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Its principal place of business is at 1010 Railroad Street, Corona, California 92882 and its telephone number is (909) 739-6200. When this report uses the words "Hansen", "HBC", "the Company", "we", "us", and "our", these words refer to Hansen Natural Corporation and our subsidiaries other than Hard e Beverage Company ("HEB"), unless the context otherwise requires.

     We are a holding company and carry on no operating business except through our direct wholly owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992 and HEB which was incorporated in Delaware on April 30, 1990. HBC generates substantially all of our operating revenues.

Corporate History

     In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. ("FJC"). FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"). HFI expanded its product line from juices to include Hansen's(R) Natural Sodas. California Co-Packers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain assets of HFI, including the right to market the Hansen's(R) brand name, in January 1990. On July 27, 1992, HBC acquired the Hansen's(R) brand natural soda and apple juice business from CCC. Under our ownership, the Hansen beverage business has significantly expanded and currently includes a wide range of beverages within the growing "alternative"
beverage category. As will appear more fully from the section headed "Intellectual Property" below, in September 1999 we acquired all of FJC's rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen's(R) trademark together with certain additional rights. In 2000, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. ("Blue Sky"), which was incorporated in Delaware on September 8, 2000, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation ("BSNBC"), under the Blue Sky(R) trademark. In 2001, HBC, through its wholly-owned subsidiary Hansen Junior Juice Company, ("Junior Juice"), which was incorporated in Delaware on May 7, 2001, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. ("Pasco") under the Junior Juice(R) trademark.

Industry Overview

     The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, energy drinks, sports drinks, soy drinks and single-serve still water (flavored and unflavored) with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. Sales in 2002 for the alternative beverage category of the market are estimated at approximately $13.2 billion at wholesale, representing a growth rate of approximately 13% over the estimated wholesale sales in 2001 of $11.7 billion. (Source: Beverage Marketing Corporation).

Products

     We market, sell and distribute "alternative" beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice and soy smoothies, "functional drinks", sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children's multi-vitamin juice drinks and non-carbonated lightly flavored energy waters under the Hansen's(R) brand name. We also market, sell and distribute energy drinks under the Monster(TM) brand name. In addition, we market nutrition bars and cereals under the Hansen's(R) brand name. We also market, sell and distribute, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters and energy drinks under the Blue Sky(R) brand name. Our fruit juices for toddlers are marketed under the Junior Juice(R) brand name. Our malt-based drinks are marketed under the Hard e(TM) brand name.

     Natural Sodas. Hansen's natural sodas have been a leading natural soda brand in Southern California for the past 25 years. In 2002, according to Information Resources, Inc.'s Analyzer Reports for California, our natural sodas recorded the highest sales among comparable carbonated new age category beverages measured by unit volume in the California market. Our natural sodas are currently available in thirteen regular flavors consisting of mandarin lime, key lime, grapefruit, raspberry, creamy root beer, vanilla cola, cherry vanilla creme, orange mango, kiwi strawberry, tropical passion, black cherry, ginger ale and tangerine. In early 2001, we introduced a new line of diet sodas using Splenda(R) sweetener as the primary sweetener. We initially introduced this line in four flavors: peach, black cherry, tangerine lime, and kiwi strawberry and have since added a fifth flavor, ginger ale. Our natural sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup or, in the case of diet sodas, with Splenda(R) and Acesulfame-K. We package our natural sodas in 12-ounce aluminum cans. In 2002, we introduced a line of natural mixers in 8-ounce aluminum cans comprising club soda, tonic water and ginger ale.

     In January 1999, we introduced a premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. This line was marketed under the Hansen's(R) brand name, primarily through our distributor network, in six flavors. In early 2003 we repositioned this line into lower cost 12-ounce glass packaging and intend to market our repositioned Signature Soda line at lower price points directly to our retail customers such as grocery chains, club stores, specialty retail chains and mass merchandisers and to the health food sector through specialty health food distributors ( hereinafter together referred to as our " direct retail customers " ). Signature Soda is available in 12-ounce glass bottles in five flavors: orange creme, vanilla creme, ginger beer, sarsaparilla and black cherry.

     In September 2000, we acquired the Blue Sky Natural Soda business from BSNBC. Our Blue Sky product line comprises natural sodas, premium sodas, organic natural sodas, seltzer water and energy drinks. Blue Sky(R) natural sodas are available in thirteen regular flavors consisting of lemon lime, grapefruit, cola, root beer, raspberry, cherry vanilla creme, truly orange, Jamaican ginger ale, black cherry, orange creme, Dr. Becker, grape and private reserve cream soda. We also offer a Blue Sky(R) product line of premium line of natural sodas, which contain supplements such as ginseng. This line is currently available in six flavors consisting of ginseng creme, ginseng cola, ginseng root beer, ginseng very berry creme, ginseng ginger ale, and ginseng cranberry-raspberry. During 1999, Blue Sky(R) introduced a line of organic natural sodas, which are currently available in six flavors consisting of prime lime cream, new century cola, orange divine, ginger gale, black cherry cherish, and root beer. We also market a seltzer water under the Blue Sky(R) label in three flavors: natural, lime and lemon. In 2002, we introduced a lightly carbonated Blue Sky(R) energy drink in an 8.3-ounce slim can. The Blue Sky(R) products contain no preservatives, sodium or caffeine (other than in the case of the energy drink) or artificial coloring and are made with high quality natural flavors. Blue Sky(R) natural sodas and seltzer waters are currently packaged in 12-ounce aluminum cans and are marketed primarily to our direct retail customers.

     In 2001, we introduced a new line of sparkling lemonades (regular and pink) and orangeades in unique proprietary 1-liter glass bottles and towards the end of 2002, we introduced diet versions of our regular sparkling lemonades and orangeades, also in 1-liter glass bottles. The sparkling lemonades and orangeades contain real juice and pulp. In 2003, we plan to extend this line into unique proprietary 12-ounce glass bottles. This product line will be marketed to our direct retail customers.

     Hansen's Energy Drinks. In 1997, we introduced a lightly carbonated citrus flavored Hansen's(R) energy drink. Our energy drink competes in the "functional" beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. We currently offer our energy drink in three versions: original citrus, tropical and wild berry. We also offer additional functional drinks including a ginger flavored d-stress(R) drink, an orange flavored b-well(TM) drink, and a guarana berry flavored stamina(R) drink, a grape flavor power drink, and a berry-flavored slim down drink that contains no calories. Each of our energy and functional drinks contain different combinations of vitamins, minerals, nutrients, herbs and supplements ("supplements"). Our energy drinks and functional drinks are sold in 8.3-ounce cans and bottles. In 2001, we introduced Energade(R), a non-carbonated Energy sports drink in 23.5-ounce cans in two flavors, citrus and orange, and subsequently introduced a third flavor, red rocker. We also introduced E2O Energy Water(TM), a non-carbonated lightly flavored water, in 24-ounce blue polyethylene terephthalate ("P.E.T.") plastic bottles, in four flavors, tangerine, apple, berry and lemon. In 2002, we expanded our E2O Energy Water line with four additional flavors in clear P.E.T. plastic bottles, mango melon, kiwi strawberry, grapefruit and green tea. Our Energade(R) and E2O Energy Water(TM) drinks also contain different combinations and levels of supplements. At the end of 2002, we introduced a lightly carbonated diet energy drink in 8.3-ounce cans under the Hansen's(R) Diet Red brand name. Our Diet Red energy drink is sweetened with Splenda and Acesulfame-K. We market our energy, Diet Red energy, Energade and E2O Energy Water drinks in clear bottles through our full service distributor network. We market our E2O Energy Water drinks in blue bottles to our direct retail customers.

     Monster Energy Drinks. In 2002, we launched a new lightly carbonated energy drink under the Monster(TM) brand name, in a 16-ounce can, which is almost double the size of our regular energy drinks in 8.3-ounce cans and the vast majority of competitive energy drinks currently on the market. Our Monster(TM) brand energy drink contains different types and levels of supplements than our Hansen's(R) energy drinks and is marketed through our full service distributor network.

     Juice  Products  and  Smoothies.  Our fruit  juice  product  line  includes
Hansen's(R) Natural Old Fashioned Apple Juice which is packaged in 64-ounce P.E.T. plastic bottles and 128-ounce polypropylene bottles and Apple Strawberry, Apple Grape and Apple Cranberry juice blends in 64-ounce P.E.T. plastic bottles. These Hansen's(R) juice products contain 100% juice as well as 100% (120% in the case of Apple Juice) of the recommended daily intake for adults of Vitamin C. Certain of these products also contain added calcium. We also market a Cranberry juice cocktail and an Orange-Carrot juice blend in 64-ounce P.E.T. plastic bottles. These products do not contain 100% juice. Hansen's(R) juice products compete in the shelf-stable juice category. In 2002, we extended our fruit juice and juice blend product line by introducing certain of these products in 10-ounce P.E.T. plastic bottles.

     In March 1995, we introduced a line of fruit juice smoothie drinks in 11.5-ounce aluminum cans. Certain flavors were subsequently offered in glass and P.E.T. plastic bottles. Hansen's fruit juice smoothies have a smooth texture that is thick but lighter than a nectar. Hansen's smoothies in 11.5-ounce aluminum cans contain approximately 35% juice while the juice levels of Hansen's smoothies in glass and P.E.T. plastic bottles is 25%. Our fruit juice smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E and represented Hansen's entry into what is commonly referred to as the "functional" beverage category. Hansen's(R) fruit juice smoothies are available in 15 flavors: strawberry banana, peach berry, mango pineapple, guava strawberry, pineapple coconut, apricot nectar, tropical passion, whipped orange, cranberry twist, a cranberry raspberry lite as well as the blast line comprising Island Blast, Colada Blast, Power Berry Blast, Vita Blast and Banana Blast.

     In 2001, we introduced a new line of soy smoothies in 1-liter and 11-ounce aseptic packaging in five flavors: berry splash, tropical breeze, orange dream, lemon chiffon and peach passion. The soy smoothies contain soy protein and fruit juices. In 2002 we introduced a 100% sparkling apple cider in a magnum 1.5-liter glass bottle.

     The above juice and smoothie products are being marketed to our direct retail customers.

     Healthy Start Product Line. During the second quarter of 1998, we launched our first Healthy Start(TM) 100% juice product. We subsequently expanded the line and entered into a licensing agreement with the Silver Foxes network in connection therewith. We also launched a Healthy Start 100% juice line in single serve glass bottles. Sales were disappointing and we have discontinued the entire line.

     Iced Teas, Lemonades and Juice Cocktails. We introduced Hansen's(R) ready-to-drink iced teas and lemonades in 1993. Hansen's(R) ready-to-drink iced teas are currently available in three flavors: Original with Lemon, Tropical Peach and Wildberry. Lemonades are currently available in one flavor: Original Old Fashioned Lemonade. Hansen's(R) juice cocktails were introduced in 1994 and are currently available in three flavors: kiwi strawberry melon, tangerine pineapple with passion fruit, and California paradise punch. We introduced a variety 12 pack of iced teas during the first half of 2001, which experienced limited success. We are continuing to market this package. Hansen's(R) ready-to-drink iced teas, lemonades and juice cocktails were packaged in 16-ounce wide-mouth glass bottles. At the end of 2002, we converted this line from 16-ounce glass bottles to 16-ounce polypropylene bottles.

     Hansen's(R) ready-to-drink iced teas are made with decaffeinated tea. Hansen's(R) juice products and smoothies are made with high quality juices and products that contain less than 100% fruit juice are also made with natural flavors, high fructose corn syrup, citric acid and other ingredients.

     In 1999, we introduced a line of specialty teas in 20-ounce glass bottles, which we named our "Gold Standard" line. We subsequently introduced two additional green tea flavors as well as two diet green flavors and six juice cocktails. We are discontinuing certain of the specialty teas and all of the juice cocktails but are continuing to market three regular green tea flavors and the diet peach green tea flavor. Our Gold Standard line contains supplements, but at lower levels than in our functional drinks. We continue to package our Gold Standard Line in unique 20-ounce glass bottles. Additionally, in 2002 we introduced two of our iced tea products, namely green tea and original with lemon in 14-ounce aseptic packages.

     Medicine Man Product Line. During 2001, we launched a premium line of alternative healthy iced teas and drinks under the "Medicine Man(R)" label in proprietary glass bottles. Response from customers and consumers to the Medicine Man(R) line was disappointing and, in consequence, we have discontinued this line.

     Juices for Children. In the third quarter of 1999, we introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packages. Each drink contains eleven essential vitamins and six essential minerals. Each line was introduced in and currently has three flavors. We introduce new flavors in place of existing flavors from time to time. One of these two lines is a dual-branded 100% juice line named "Juice Blast(R)" that was launched in conjunction with Costco Wholesale Corporation ("Costco") and is sold nationally through Costco stores. The other line was a 10% juice line named "Juice Slam(TM)" that was available to all of our customers. During 2000, we repositioned that line as a 100% juice line under the Juice Slam(TM) name and are currently marketing that line to grocery store chain customers, the health food trade, and other customers. In 2002, we changed the size of the Juice Blast(R) package to 6.75-ounces.

     In May 2001, we acquired the Junior Juice(R) beverage business. The Junior Juice(R) product line is comprised of seven flavors of 100% juice in 4.23-ounce aseptic packages and is targeted at toddlers. Six flavors of the Junior Juice(R) line have calcium added and all flavors have vitamin C added. The current flavors in the Junior Juice(R) line are apple, apple berry, orange twist, apple grape, mixed fruit, fruit punch, and white grape.

     Nutrition Bars. In 2000, we introduced a new line of nutrition food bars under the Hansen's(R) brand name. This line is made from grains and fruit. In addition, we introduced a new line of premium G.M.O. free (free from genetically modified organisms) cereals under the Hansen's(R) brand name. During the first half of 2001, we introduced a line of functional food bars and towards the end of the year introduced a line of active nutrition bars, which are specially formulated for adults who are older than 50 years of age. Sales of the bars and cereals have been disappointing and we are presently evaluating whether to persist with or discontinue all or certain of these products.

     Hard e Product Line. During the third quarter of 2000, we introduced a malt-based drink under the name Hard e, which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's(R) name. Sales from this product line are limited.

     Bottled Water. Hansen's(R) still water products were introduced in 1993. Hansen's(R) still water products are primarily sold in 0.5-liter plastic bottles to the food service trade.

  Other Products

     We continue to evaluate and, where considered appropriate, introduce additional flavors and other types of beverages to complement our existing product lines. We will also evaluate, and where considered appropriate, introduce functional foods/snack foods that utilize similar channels of distribution and/or are complementary to our existing products and/or to which the Hansen's(R) brand name is able to add value.

Manufacture and Distribution

     We do not directly manufacture our products but instead outsource the manufacture to third party bottlers and packers.

     We purchase concentrates, juices, flavors, vitamins, minerals, nutrients, herbs, supplements, caps, labels, trays, boxes and other ingredients for our beverage products which are delivered to our various third party bottlers and packers. Depending on the product being produced by them, the third party bottlers or packers add filtered water and/or high fructose corn syrup or cane sugar or Splenda brand sweetener, Acesulfame-K and/or citric acid or other ingredients and supplements for the manufacture and packaging of the finished products into approved containers. In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

     We are generally responsible for arranging for the purchase of and delivery to our third party bottlers and packers of the containers in which our beverage products are packaged.

     The ingredients for our nutrition food bars, functional food bars and active nutrition bars are purchased by our co-packers from various suppliers for manufacturing and packaging of the finished bars. Our cereal products are manufactured for us by an overseas supplier who supplies all of the ingredients.

     All of our beverage products are manufactured by various third party bottlers and packers situated throughout the United States and Canada under separate arrangements with each of such parties. The majority of our co-packaging arrangements are on a month to month basis except for our agreement with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to a contract under which Southwest packages Hansen's(R) natural sodas and our agreement with Hi-Country - Corona, Inc. ("Hi-Country") pursuant to which Hi-Country packages Hansen's(R) apple juice in P.E.T. plastic bottles, smoothies in 11.5-ounce cans and energy drinks in 8.3 and 16-ounce cans. The Southwest contract continues indefinitely and is subject to termination upon 60 days written notice from either party. The Hi-Country contract continues until 2007, but we are not obliged to manufacture all of our requirements or any minimum volumes at Hi-Country. In addition, upon termination of the Hi-Country contract for whatever reason, we are entitled to remove all equipment that we purchased and was installed at Hi-Country to enable them to manufacture our products.

     Hard e malt-based drinks are manufactured for HEB by Reflo, Inc. ("Reflo"), pursuant to a manufacturing and distribution agreement dated as of March 23, 2000 ("Reflo Agreement"). Either party may elect to terminate the Reflo Agreement at any time on 90 days notice. Under the terms of the Reflo Agreement, Reflo administers the sales and distribution of such products throughout the United States, excluding Arizona, California, Nevada and Oregon where HEB is itself responsible for the sales and distribution of such products. Hard e is currently being distributed in 7 states. However, in many of such states, distribution is on an extremely limited scale.

     In many instances, specific items of equipment are purchased by us and are installed at the facilities of our packers to enable them to produce certain of our products on their lines. In general, such equipment remains our property and is to be returned to us upon termination of the packing arrangements with such packers.

     We pack certain of our products outside of the West Coast to enable us to produce products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside of California grow, we continue to secure additional packing arrangements closer to such markets to further reduce freight costs.

     Our ability to estimate demand is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, P.E.T./plastic bottles, cans or labels, or packing arrangements, we might not be able to satisfy demand on a short-term basis.

     Although our arrangements for production of our products are generally of short duration or are terminable upon request, we believe a short disruption or delay would not significantly affect our revenues since alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or within a reasonably short time period. However, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our newer products, including our energy drinks and functional drinks in 8.3-ounce cans, Gold Standard line, aseptic juice products, Energade(R), sparkling apple cider in 1.5-liter magnum glass bottles, soy smoothies, Monster(TM) energy in 16-ounce cans and sparkling lemonades and orangeade lines. There are also limited shrink sleeve labeling facilities available in the United States with adequate capacity for our energy drinks in glass bottles and E2O Energy Water. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. In addition, with regard to the Hard e product, while there are many co-packing facilities in the United States with adequate capacity that could produce such product, due to regulatory issues it may not be feasible for such product to be packed at alternative packaging facilities on short notice. Consequently, a disruption in production of such products could affect our revenues. We continue to seek alternative and/or additional co-packing facilities in the United States or Canada with adequate capacity for the production of its various products to minimize the risk of any disruption in production.

     We have entered into distribution agreements with distributors to distribute Hansen's(R) energy drinks, Monster(TM) energy drinks, Diet Red energy drinks, Energade(R) sports drinks and E2O Energy Water in 49 states. In many states however, distribution is only on a limited scale. Certain of our products are sold in Canada. We also sell a limited range of our products to distributors outside of the United States, including the United Kingdom, Mexico, Japan, Guam, the Caribbean and the United Arab Emirates.

     We continually seek to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products. In many cases, such products compete directly with our products.

     We are continuing to take steps to reduce our inventory levels in an endeavor to lower our warehouse and distribution costs.

     During 2002, we continued to expand distribution of our natural sodas and smoothies outside of our traditional California base. We expanded our national sales force to support and grow sales, primarily of Hansen's(R) energy drinks, Monster(TM) energy drinks, Diet Red energy drinks, Energade(R) energy sports drinks and E2O Energy Water and we intend to build such sales force in 2003. In 2002, we appointed Mr. Mike Schott as the Vice President of National Sales, Single Serve Products, with responsibility for the aforesaid products.

     Our Blue Sky(R) products are sold primarily to the health food trade through specialty health food distributors.

     Our principal warehouse and distribution center and corporate offices relocated to our current facility in October 2000. We are continuing to take steps to reduce our inventory levels in an endeavor to lower our warehouse and distribution costs. See also "ITEM 2 - PROPERTIES."

Raw Materials and Suppliers

     The principal raw materials used by us comprise aluminum cans, glass bottles and P.E.T. plastic bottles as well as juices, high fructose corn syrup and sucralose, the costs of which are subject to fluctuations. Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The price of plastic bottles and aluminum cans is expected to increase in the future. This will continue to exert pressure on our gross margins.

     Generally, raw materials utilized by us in our business are readily available from numerous sources. However, certain raw materials are manufactured by only one company. Sucralose, which is used alone or in combination with Acesulfame-K in the Company's low-calorie products, is currently purchased by us from a single manufacturer. Cans for our energy and functional drinks (8.3 ounces) are only manufactured by one company in the United States.

     With regard to fruit juice and juice-drink products, the industry is subject to the variability of weather conditions, which may result in higher prices and/or lower consumer demand for juices.

     We purchase beverage flavors, concentrates, juices, supplements, high-fructose corn syrup, cane sugar, sucrose, sucralose and other sweeteners, from independent suppliers located in the United States and abroad, nutrition food bars and other ingredients from independent suppliers in the United States and abroad, and cereals from an independent supplier located abroad.

     Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not currently have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. We have identified alternative suppliers of many of the supplements contained in many of our beverages and bars. However, industry-wide shortages of certain fruits and/or fruit juices and/or supplements and/or sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products.

     We continually endeavor to develop back-up sources of supply for certain of our flavors and concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable us to obtain access to certain concentrates or product formulae in certain circumstances. We have been partially successful in these endeavors. Additionally, in a limited number of cases, contractual restrictions and/or the necessity to obtain regulatory approvals and licenses may limit our ability to enter into agreements with alternative suppliers and manufacturers and/or distributors.

     In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense of product development, thereby enabling us to develop new products and flavors at relatively low cost. We have historically developed and successfully introduced new products and flavors and packaging for our products and intend to continue developing and introducing additional new beverages and flavors.

Competition

     The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

     Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy and functional beverage categories as well as in the cereal, nutrition food bar and flavored malt beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

     Over the past two years we have experienced substantial competition from new entrants in the energy drink category. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements and Arizona, have added supplements to their products with a view to marketing their products as "functional" or "energy" beverages or as having functional benefits. Many of those products are believed to contain lower levels of supplements and principally deliver refreshment. In addition, many competitive products are positioned differently than our energy or functional drinks. Our smoothies and Gold Standard lines are positioned more closely against those products.

     We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca Cola Company, PepsiCo, Inc., Cadbury Schwepps, which includes Dr. Pepper/Seven-up, RC Cola, Snapple, Mistic and Stewart's brands, Nestle Beverage Company, Anheuser Busch and Ocean Spray. More specifically, our products compete with other alternative beverages, including new age beverages, such as Snapple, Elements, Mistic, Arizona, Clearly Canadian, Sobe, Stewart's, Everfresh, Nantucket Nectars, Vitamin Water, Fuse, VeryFine, V8 Splash, Calistoga, Propel Fitness Water, AquaFina, Dasani, Reebok, and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca-Cola Company and PepsiCo, Inc. have introduced products in that market segment which compete directly with our products such as Nestea, Fruitopia, Lipton, Propel, AquaFina, Dasani, Adrenaline Rush, Amp, KMX and Dole. Our products also compete with private label brands such as those carried by grocery store chains and club stores.

     Our fruit juice smoothies compete directly with Kern's, Jumex, Jugos del Valle and Libby's nectars, V8 Splash Smoothies, as well as with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 8- to 48 ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

     Our apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welch's, Ocean Spray, Tropicana, Minute Maid, Langers, Apple and Eve, Seneca, Northland and also with other brands of apple juice and juice blends, especially store brands.

     Our energy drinks, including Hansen's(R) Diet Red and Monster(TM) energy in 8.3- and 16-ounce cans, compete directly with Red Bull, Adrenaline Rush, Amp, 180, KMX, Venom, Extreme Energy Shot, Rockstar, Red Devil, Lipovitan, MET-Rx, Hype, XTC, and many other brands and our other functional drinks compete directly with Elix, Lipovitan, MET-Rx, Think, and other brands.

     Our E2O Energy WaterTM and still water products compete directly with Vitamin Water, Reebok, Propel, Dasani, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Dannon, and other brands of still water especially store brands.

     The nutrition food bar and cereal categories as well as flavored malt-based drink categories are also highly competitive. Principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our cereals compete with traditional cereals of companies such as Kellogg's, General Mills, Kashi and Nature Valley, and our nutrition food bars compete with products of other independent bar companies such as Power Bar, Balance Bar, Gatorade, Kashi, Cliff Bar, MET-Rx, and numerous other bars.

     Our Hard e product competes directly with wine coolers, such as Seagram's and Bartles and James and flavored low alcohol beverages such as Mike's Hard Lemonade, Hooper's Hooch, Doc Otis Hard Lemonade, Smirnoff Ice, Skyy Blue/Blue Skyy, Zima and Rick's Spiked Lemonade and other flavored malt and alcohol based drinks. Many of these products are produced by large national and international manufacturers, most of which have substantially greater financial, marketing and distribution resources than Hansen. Such companies include Anheuser Busch, Miller Brewing Company, Coors, Gallo Winery, and Diageo plc.

Sales and Marketing

     We focus on consumers who seek products that are perceived to be natural and healthy and emphasize the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in our beverages (other than our energy drinks) and the addition to most of our products, of one or more supplements. We reinforce this message in our product packaging. Our marketing strategy with respect to our nutrition food bars and cereals is similarly to focus on consumers who seek bars and cereals that are perceived to be natural and healthy. We emphasize the natural ingredients and the absence of preservatives and, in the case of the cereals, the fact that they are G.M.O. free. Our marketing strategy with respect to our Hard e product is to focus on adult consumers who seek an alcohol-based beverage that is good tasting, fashionable and meets consumers' needs.

     Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all our beverage, food and alcoholic beverage products. We use our branded vehicles and other promotional vehicles at events at which we distribute our products to consumers for sampling. We utilize "push-pull" tactics to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products including advertising, in store promotions and in store placement of point of sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public figures, coupons, sampling and sponsorship of selected causes such as breast cancer research as well as sports figures and sporting events such as the Hansen's Energy Pro Pipeline Surfing competition, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motor cross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, Mountain Biking, etc. and also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and coupons are also used extensively to promote the Hansen's(R) brand.

     Management continues to believe that one of the keys to success in the beverage industry is differentiation; such as making Hansen's(R) products clearly distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products were redesigned in an endeavor to develop a new system to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time.

     Where appropriate we partner with retailers to assist our marketing efforts. For example, while we retain responsibility for the marketing of the Juice Slam(TM) line of children's multi-vitamin juice drinks, Costco has undertaken sole responsibility for the marketing of the Juice Blast(R) line.

     We  increased   expenditures  for  our  sales  and  marketing  programs  by approximately 26% in 2002 compared to 2001. As of February 28, 2003, we employed 63 employees in sales and marketing activities.

Customers

     Our customers are typically retail and specialty chains, club stores, mass merchandisers, full service beverage distributors and health food distributors. In 2002, sales to retailers represented 56% of our revenue, sales to full service distributors represented 26% of our revenue, and sales to health food distributors represented 11% of our revenue.

     Our major customers include Costco, Trader Joe's, Sam's Club, Vons, Ralph's, Wal-Mart, Safeway and Albertson's. One customer, Costco (which purchases different products of Hansen's regionally and one product nationally), accounted for approximately 18% of our sales in 2002. A decision by that customer or any other major customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Seasonality

     Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions. Sales of our beverage products may become increasingly subject to seasonal fluctuations as more sales occur outside of California. Certain beverages are more seasonal than others i.e. E2O Energy Water and natural sodas as compared to apple juice and children's multi-vitamin juices.

Intellectual Property

     We own numerous trademarks that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed as long as the trademarks are in use. We also own the copyright in and to numerous statements made and content appearing on the packaging of our products.

     The Hansen's(R) trademark is crucial to our business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's(R) trademark is owned by us and was acquired from a trust (the "Trust") which was created by an agreement between HBC and the predecessor company of Fresh Juice Company of California ("FJC") (the "Agreement of Trust"). The Trust licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. There was a similar license agreement between the Trust and HBC with regard to non-beverage products. No royalties were payable on sodas, Energy drinks, juices, lemonades, juice cocktails, fruit juice Smoothies, the Signature Soda line or on the children's multi-vitamin juice drinks. As explained below, no royalty expenses were incurred during 2002, 2001 or 2000.

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

     Effective September 22, 1999, we entered into an Assignment and Agreement with FJC pursuant to which we acquired exclusive ownership of the Hansen's(R) trademark and trade names. Under the Assignment and Agreement, among other matters, we acquired all FJC's rights as grantor and beneficiary of the Trust, all FJC's rights as licensee under certain license agreement pursuant to which FJC has the right to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark and all FJC's rights under the Royalty Sharing Agreement referred to above, as well as certain additional rights, for a total consideration of $775,010, payable over three years. FJC is permitted to continue to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark for a period of five years. Consequently, we now have full ownership of the Hansen's(R) trademark and our obligation to pay royalties to, and to share royalties with, FJC has been terminated. As of December 31, 2002, the total consideration had been paid to FJC and no further amounts are payable to FJC.

     We have applied to register a number of trademarks in the United States including, but not limited to, Hard e(TM), A New Kind a Buzz(TM), Monster(TM), Monster Energy (TM), Unleash the Beast (TM), Blue energy(TM) and Energy hydration system(TM).

     We own in our own right, a number of trademarks including, but not limited to, Hansen's(R), Hansen's energy(R), Energade(R), Hansen's E2O Energy Water(R), Hansen's slim-down(R), THE REAL DEAL(R), LIQUIDFRUIT(R), Imported from Nature(R), California's Natural Choice(R), California's Choice(R), Medicine Man(R), Dyna Juice(R), Equator(R), Hansen's power(R), bewell(R), anti-ox(R), d-stress(R), stamina(R), Aqua Blast(R), Antioxjuice(R) Intellijuice(R), Defense(R), Immunejuice(R), Hansen's Natural Multi-Vitamin Juice Slam(R) and Juice Blast(R) in the United States and the Hansen's(R) and "Smoothie(R)" trademarks in a number of countries around the world.

     In September  2000,  in  connection  with the  acquisition  of the Blue Sky
Natural Beverage business, we, through our wholly owned subsidiary Blue Sky, acquired the Blue Sky trademark, which is registered in the United States and Canada.

     In May 2001, in connection with the acquisition of the Junior Juice Beverage business, we, through our wholly owned subsidiary Junior Juice, acquired the Junior Juice(R) trademark, which is registered in the United States.

     On April 4, 2000, the United States Patent and Trademark Office issued a patent to us for an invention related to a shelf structure (rolling rack) and, more particularly, a shelf structure for a walk-in cooler. Such shelf structure is utilized by us to secure shelf space for and to merchandise our energy and functional drinks in 8.3-ounce slim cans in refrigerated Visi coolers and walk-in coolers in retail stores.

Government Regulation

     The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

     In connection with Hard e, the production and marketing of alcoholic beverages is subject to the rules and regulations of the Bureau of Alcohol, Tobacco and Firearms and in each state, is also subject to the rules and regulations of state regulatory agencies. The Bureau of Alcohol, Tobacco and Firearms and state regulatory agencies also regulate the labeling of containers containing alcoholic beverages including, without limitation, statements concerning product name and ingredients as well as advertising and marketing, in connection therewith.

     A California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our beverage products are currently required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

     Bottlers of our beverage products presently offer non-refillable, recyclable containers in all areas of the United States and Canada. Some of these bottlers also offer refillable containers, which are also recyclable. Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

     Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Employees

     As of February 28, 2003, we employed a total of 111 employees, 109 persons on a full-time basis. Of our 111 employees, we employ 48 in administrative and quality control capacities and 63 persons in sales and marketing capacities.

Compliance with Environmental Laws

     In California, we are required to collect deposits from our customers and to remit such deposits to the State of California Department of Conservation based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states and Canada where Hansen's(R) products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective conservation agencies based upon the number of cans and bottles of certain carbonated and non-carbonated products, sold in such states.

Available Information

     Our Internet address is www.hansens.com. Information contained on our website is not part of this annual report on Form 10-K. Our annual report on Form 10-K and quarterly reports on Form 10-Q will, in the future, be made available free of charge on www.hansens.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

                             Hansen Beverage Company
                              1010 Railroad Street
                                Corona, CA 92882
                                 (909) 739-6200
                                  (800) HANSENS

ITEM 2.  PROPERTIES

     Our corporate offices and main warehouse are located at 1010 Railroad Street, Corona, California 92882. We lease this facility under a lease that expires in October 2010. The area of the facility is approximately 113,600 square feet. Additionally, in January 2003 we entered into a lease for additional warehouse space in Corona, California. The area of this facility is approximately 38,400 square feet. This lease will expire in March 2005 but is terminable with notice prior to the expiration date. We also rent additional warehouse space on a short-term basis from time to time in public warehouses situated throughout the United States and Canada.

ITEM 3.  LEGAL PROCEEDINGS

     In March 2001, we filed a complaint in the United States District Court for the Central District of California against South Beach Beverage Company LLC ("Sobe"), for patent infringement, violation of trademark rights, false advertising, unfair competition, trespass to chattels and tortious interference with business relations arising from Sobe's unlawful conduct and unauthorized use of our property and our patent in respect of our rolling rack shelf structure, Sobe's improper business practices, interference with our right to conduct business, injunctive relief and unspecified monetary damages. On January 3, 2002, we filed a motion to supplement our complaint. In our motion, we sought to add two of Sobe's affiliates, PepsiCo, Inc. and the Pepsi Bottling Company Group Inc. as co-defendants. At about the same time, Sobe filed a motion to enforce an alleged settlement. In its motion, Sobe alleges that the parties reached a binding settlement and that the case should be dismissed. We contend that the proposed agreement was never finalized or signed and is consequently not binding on us. Both motions have been under submission since February 2002 and we are currently awaiting the decision of the court.

     In December 2002, a non-profit organization describing itself as Citizens for Responsible Business Inc., filed a complaint against us together with more than a hundred additional defendants comprising retailers, distributors, manufacturers and suppliers, in the Superior Court of San Francisco. In that complaint, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company and all other defendants from selling food products advertised as "ginseng" or "siberian ginseng" that are not derived from plants classified within the genus "panax", for restitution and disgourgement of monies obtained from the sale of products advertised as "ginseng" or "siberian ginseng" which were not derived from plants classified within the genus "panax" or were derived from eleuthero plants, attorneys fees and other relief. We are defending such complaint and have been advised by our counsel that we have good and meritorious defenses to the complaint. In any event, as siberian ginseng is not a material ingredient in any of our products and is used in only a limited number of our products, it is not expected that ceasing to advertise our products as containing this ingredient, if necessary, will have an adverse effect on the sales of our products.

     During 2002, in response to our cease and desist letter to Skyy Spirits in which we alleged infringement by Skyy Spirits and/or its licensee of our Blue Sky(R) trademark, Skyy Spirits filed a complaint in the United States District Court for the Northern District of California for a declaratory order and additional relief. We filed a counterclaim against Skyy Spirits and joined Miller Brewing Company in the proceedings in which we have sought an injunction and claimed damages, including an accounting for profits earned by both Skyy Spirits and Miller Brewing Company, from the sale of the infringing beverage products and further relief.

     Furthermore, we are subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to us and after consultation with counsel, we believe that such litigation will not have a material adverse effect on our financial position or results of operations.

     Except as described above, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is subject, other than ordinary and routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on October 18, 2002. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

       Director                                             Votes For
       --------------------                                 ---------
       Rodney C. Sacks                                      8,987,406
       Hilton H. Schlosberg                                 8,987,406
       Benjamin M. Polk                                     8,987,406
       Norman C. Epstein                                    8,987,306
       Harold C. Taber, Jr.                                 8,987,306
       Mark S. Vidergauz                                    8,987,306

     In addition, at the meeting our stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2002, by a vote of 8,938,146 for, 8,287 against and 3,040 abstaining.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
MATTERS

Principal Market

     The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the NASDAQ Small-Cap Market under the symbol "HANS". As of March 3, 2003, there were 10,223,203 shares of the Company's Common Stock outstanding held by approximately 624 holders of record.

Stock Price and Dividend Information

     The following table sets forth high and low bid closing quotations for the Common Stock, on a quarterly basis from January 1, 2000 to December 31, 2002:

                                                    Common Stock

                                          High Bid             Low Bid
                                    -------------------- -------------------
Year Ended December 31, 2002
 First Quarter                            $  4.49              $  3.82
 Second Quarter                           $  4.40              $  3.73
 Third Quarter                            $  4.41              $  3.00
 Fourth Quarter                           $  4.65              $  3.58

Year Ended December 31, 2001
 First Quarter                            $  4.31              $  3.25
 Second Quarter                           $  3.68              $  2.93
 Third Quarter                            $  3.98              $  3.20
 Fourth Quarter                           $  4.25              $  3.30

Year Ended December 31, 2000
 First Quarter                            $  4.63              $  4.00
 Second Quarter                           $  4.50              $  3.41
 Third Quarter                            $  5.91              $  4.13
 Fourth Quarter                           $  5.38              $  3.25

     The quotations for the Common Stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and bid quotations may not necessarily represent actual transactions and "real time" sale prices. The source of the bid information is the NASDAQ Stock Market, Inc.

     We have not paid dividends to our stockholders since our inception and do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2002 with respect to shares of our common stock that may be issued under our equity compensation plans.

                                                                                         Number of securities
                                        Number of securities     Weighted-average      remaining available for
                                          to be issued upon     exercise price of    future issuance under equity
                                             exercise of           outstanding      compensation plans (excluding
                                        outstanding options,    options, warrants      securities reflected in
                                         warrants and rights        and rights               column (a))
Plan category                                   (a)                   (b)                       (c)
----------------------------------------------------------------------------------------------------------------

                                              1,501,900                $3.29                      1,497,500
Equity compensation plans approved
by security holders

Equity compensation plans not
approved by security holders                     -                       -                            -
                                    ----------------------------------------------------------------------------

Total                                         1,501,900                $3.29                      1,497,500
                                    ============================================================================

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 1998 through 2002 and the balance sheet data as of December 31, for the years indicated, are derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with those financial statements and notes thereto included elsewhere in this and in the 1998, 1999, 2000 and 2001 Forms 10-K.

(in thousands, except per
share information)               2002      2001      2000      1999      1998
---------------------------   ---------- --------- --------- --------- ---------
Gross Sales                    $115,490   $99,693   $86,072   $77,793   $58,479
Net sales                      $ 92,046   $80,658   $71,706   $66,184   $48,628
Net income                     $  3,029   $ 3,019   $ 3,915   $ 4,478   $ 3,563
Net income per
Common share
  Basic                        $   0.30   $  0.30   $  0.39   $  0.45   $  0.38
  Diluted                      $   0.29   $  0.29   $  0.38   $  0.43   $  0.34
Total assets                   $ 40,102   $38,561   $38,958   $28,709   $22,557
Long-term debt                 $  3,606   $ 5,851   $ 9,732   $   903   $ 1,335


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

General

     During 2002, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

     We achieved record sales in 2002. The increase in gross and net sales in 2002 was primarily attributable to sales of our Monster (TM) energy drink, which was introduced in April 2002, as well as increased sales of Natural Sodas, E2O Energy WaterTM, which was introduced in June 2001, Energade(R) energy sports drinks which were introduced in July 2001, apple juice, and Soy Smoothies, which were introduced in December 2001. We also benefited to a lesser extent from increased sales of the children's multi-vitamin juice drinks and Junior
Juice(R), which trademark was acquired in May 2001. The increase in gross and net sales was partially offset by decreased sales of Signature Soda, Smoothies, Hard e, functional drinks and teas, lemonades and cocktails.

     During 2002, sales outside of California represented 42% of our aggregate sales, as compared to approximately 39% of our aggregate sales in 2001. Sales to distributors outside the United States during 2002 amounted to $1,242,000 compared to $1,233,000 in 2001.

     In 2002, we introduced a diet ginger ale, natural mixers, Monster(TM) energy, E2O Energy Water in 24-ounce clear P.E.T. plastic bottles, a 100% sparkling Apple Cider, a Diet Red energy drink, a Blue Sky(R) energy drink and diet sparkling Lemonades and Orangeades. We also introduced a line of diet Natural Sodas in 12-ounce cans at the end of 2000/beginning of 2001 and an additional flavor, Ginger Ale, to our regular natural soda line in 2001. In addition, in 2001, we also introduced our original energy drink in 8.3-ounce glass bottles, two additional energy drinks in 8.3-ounce slim-cans, sparkling lemonades and orangeades in 1-liter glass bottles, Medicine Man(R) in glass bottles, Energade(R) in 23.5-ounce cans, E2O Energy Water in 24-ounce blue P.E.T. plastic bottles, Soy Smoothies in 1-liter and 11-ounce aseptic packaging, additional juice blends in 64-ounce P.E.T. bottles, fruit juice Smoothies in 16-ounce P.E.T. bottles, functional nutrition bars and active nutrition bars. In 2002, we discontinued our smoothie line in 64-ounce P.E.T. bottles and converted our smoothie products in 12-ounce glass bottles to 16-ounce P.E.T. plastic bottles. We also discontinued our entire Healthy Start/Silver Foxes 100% juice line in glass and P.E.T. plastic bottles and the Medicine Man(R) line. At the beginning of 2003, we repackaged our Signature Soda line into new lower cost glass packaging.

     Sales of our dual-branded 100% juice line named "Juice Blast(R)", which was launched in conjunction with Costco and is sold nationally through Costco stores, were slightly higher in 2002 than in 2001. We have, in conjunction with Costco, introduced new flavors in place of certain of the existing flavors and will continue to introduce new flavors in an effort to ensure that the variety pack remains fresh and different for consumers.

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(R) Natural Soda business. The Blue Sky(R) Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans.

     In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(R) beverage business. The Junior Juice(R) product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     During 2002, we entered into several new distribution agreements for the sale of our products, both within and outside the United States. As discussed under "ITEM 1 BUSINESS - MANUFACTURE and DISTRIBUTION", we anticipate that we will continue building our national sales force in 2003 to support and grow the sales of our products.

     Further, during 2002, we, through our wholly owned subsidiary, HEB, continued to market a malt-based beverage called Hard e, which contains up to 5% alcohol. The Hard e product is not marketed under the Hansen's(R) name.

     We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Gross Sales. For the year ended December 31, 2002, gross sales were $115.5 million, an increase of $15.8 million or 15.8% higher than gross sales of $80.7 million for the year ended December 31, 2001. The increase in gross sales is primarily attributable to the introduction of new products and increased sales of certain of our existing products as discussed below in "Net Sales".

     Net Sales. For the year ended December 31, 2002, net sales were $92.0 million, an increase of $11.3 million or 14.1% higher than net sales of $80.7 million for the year ended December 31, 2001. The increase in net sales was primarily attributable to sales of our Monster (TM) energy drink, which was introduced in April 2002, as well as increased sales of Natural Sodas, E2O Energy Water, which was introduced in June 2001, Energade(R) energy sports drinks, which were introduced in July 2001, apple juice, and Soy Smoothies, which were introduced in December 2001. We also benefited to a lesser extent from increased sales of the children's multi-vitamin juice drinks, Junior Juice(R), which was acquired in May 2001, and smoothies in P.E.T. plastic bottles. The increase in net sales was partially offset by decreased sales of Signature Soda, Hard e, functional drinks, teas, lemonades and cocktails and smoothies in cans as well as an increase in discounts, allowances and promotional payments, notably higher coupon costs.

     Gross Profit. Gross profit was $33.2 million for the year ended December 31, 2002, an increase of $4.3 million or 15.2% over the $28.9 million gross profit for the year ended December 31, 2001. Gross profit as a percentage of net sales was 36.1% for the year ended December 31, 2002 which was slightly higher than gross profit as a percentage of net sales of 35.8% for the year ended December 31, 2001. The increase in gross profit was primarily attributable to increased net sales. Although a greater percentage of our sales comprised products having higher gross margins than the prior year, the increase in profit margins was reduced by higher promotional payments and allowances to promote our products notably higher coupon costs.

     Total Operating Expenses. Total operating expenses were $28.0 million for the year ended December 31, 2002, an increase of $4.7 million or 19.9% over total operating expenses of $23.3 million for the year ended December 31, 2001. Total operating expenses as a percentage of net sales increased to 30.4 % for the year ended December 31, 2002, from 28.9% for the year ended December 31, 2001. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to the comparatively larger increase in selling, general and administrative expenses than the increase in net sales.

     Selling, General and Administrative. Selling, general and administrative expenses were $27.9 million for the year ended December 31, 2002, an increase of $5.1 million or 22.3% over selling, general and administrative expenses of $22.8 million for the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 30.3% for the year ended December 31, 2002 from 28.3% for the year ended December 31, 2001. Selling expenses were $16.1 million for the year ended December 31, 2002, an increase of $3.7 million or 29.9% over selling expenses of $12.4 million for the year ended December 31, 2001. Selling expenses as a percentage of net sales increased to 17.4% for the year ended December 31, 2002 from 15.3% for the year ended December 31, 2001. The increase in selling expenses was primarily attributable to increased distribution (freight) and storage expenses, advertising, point-of-sale materials and merchandise displays, in-store demonstrations and graphic design. The increase in selling expenses was partially offset by a decrease in expenditures for premiums. General and administrative expenses were $11.8 million for the year ended December 31, 2002, an increase of $1.4 million or 13.3% over general and administrative expenses of $10.4 million for the year ended December 31, 2001. General and administrative expenses as a percentage of net sales were 12.9% for the year ended December 31, 2002 which was comparable to the year ended December 31, 2001. The increase in general and administrative expenses was primarily attributable to an increase in payroll costs, charitable contributions, fees paid for legal and accounting services and increased travel expenses as well as other general and administrative expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively lower increase in payroll costs.

     Amortization of Trademark License and Trademarks. Amortization of trademark license and trademarks was $55,000 for the year ended December 31, 2002, a decrease of $452,000 from amortization of trademark license and trademarks of $507,000 for the year ended December 31, 2001. The decrease in amortization of trademark license and trademarks was due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 in the first quarter of 2002 (Note 2 of the financial statements) which eliminated amortization on indefinite-lived intangible assets.

     Operating Income. Operating income was $5.3 million for the year ended December 31, 2002, compared to $5.6 million for the year ended December 31, 2001. The $258,000 decrease in operating income was primarily attributable to increased operating expenses, which was partially offset by increased gross profit.

     Net Non-operating Expense. Net non-operating expense was $228,000 for the year ended December 31, 2002, which was $291,000 lower than net non-operating expense of $519,000 for the year ended December 31, 2001. Net non-operating expense consists of interest and financing expense and interest income. Interest and financing expense for the year ended December 31, 2002 was $231,000, as compared to $528,000 for the year ended December 31, 2001. The decrease in interest and financing expense was primarily attributable to decreased interest expense incurred on our borrowings which was primarily attributable to the decrease in outstanding loan balances and lower interest rates. Interest income for the year ended December 31, 2002 was $3,000, as compared to interest income of $9,000 for the year ended December 31, 2001. The decrease in interest income was primarily attributable to a reduction in the cash available for investment during the year ended December 31, 2002.

     Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2002 was $2.0 million which was comparable to the provision for income taxes of $2.0 million for the year ended December 31, 2001. The effective combined federal and state tax rate for 2002 was 40.2%, which was comparable to the effective tax rate of 40.0% for 2001.

     Net Income. Net income was $3.0 million for the year ended December 31, 2002, which was comparable to net income for the year ended December 31, 2001. The $4.3 million increase in gross profit and decrease in nonoperating expense of $291,000 for the year ended December 31, 2002 was offset by increased operating expenses of $4.7 million.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Gross Sales. For the year ended December 31, 2001, gross sales were $99.7 million, an increase of $13.6 million or 15.8% higher than gross sales of $86.1 million for the year ended December 31, 2000. The increase in gross sales is primarily attributable to the introduction of new products and increased sales of certain of our existing products as discussed below in "Net Sales".

     Net Sales. For the year ended December 31, 2001, net sales were $80.7 million, an increase of $9.0 million or 12.5% higher than gross sales of $71.7 million for the year ended December 31, 2000. The increase in net sales was primarily attributable to increased sales of natural sodas, Blue Sky(R) soda, which was acquired in September 2000, apple juice and sales of Junior Juice, which was acquired in May 2001. The increase in sales was attributable to a lesser extent to sales of Energade(R), which was introduced in July 2001 and E2O Energy Water, which was introduced in June 2001. The increase in net sales was partially offset by decreased sales of smoothies in glass and P.E.T. bottles, Signature Sodas, children's multi-vitamin juice drinks, and teas, lemonade and juice cocktails as well as increased discounts, allowances and promotional payments.

     Gross Profit. Gross profit was $28.9 million for the year ended December 31, 2001, a decrease of $64,000 or 0.2% from the $29.0 million gross profit for the year ended December 31, 2000. Gross profit as a percentage of net sales decreased to 35.8% for the year ended December 31, 2001 from 40.3% for the year ended December 31, 2000. The decrease in gross profit was primarily attributable to increases in discounts, allowances and promotional payments as well as increased cost of goods sold which was almost wholly offset by increased net sales. The decrease in gross profit as a percentage of net sales is primarily attributable to slightly lower margins achieved as a result of a change in our product and customer mix.

     Total Operating Expenses. Total operating expenses were $23.3 million for the year ended December 31, 2001, an increase of $1.3 million or 5.8% over total operating expenses of $22.0 million for the year ended December 31, 2000. Total operating expenses as a percentage of net sales decreased to 28.9% for the year ended December 31, 2001, from 30.7% for the year ended December 31, 2000. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively lower increase in selling, general and administrative expenses.

     Selling, General and Administrative expenses. Selling, general and administrative expenses were $22.8 million for the year ended December 31, 2001, an increase of $1.1 million or 5.3% over selling, general and administrative expenses of $21.7 million for the year ended December 31, 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 28.3% for the year ended December 31, 2001 from 30.2% for the year ended December 31, 2000. Selling expenses were $12.4 million for the year ended December 31, 2001, a decrease of $244,000 or 1.9% over selling expenses of $12.6 million for the year ended December 31, 2000. Selling expenses as a percentage of net sales decreased to 15.3% for the year ended December 31, 2001 from 17.6% for the year ended December 31, 2000. The decrease in selling expenses was primarily attributable to a decrease in expenditures for advertising, merchandise displays, point of sale and in-store demonstrations which was largely offset by an increase in distribution (freight) expenses, commissions, expenditures for graphic design and premiums as well as fees paid for slotting. General and administrative expenses were $10.4 million for the year ended December 31, 2001, an increase of $1.4 million or 15.4% over general and administrative expenses of $9.1 million for the year ended December 31, 2000. General and administrative expenses as a percentage of net sales were 12.9% for the year ended December 31, 2001 as compared to 12.6% for the year ended December 31, 2000. The increase in general and administrative expenses was partially attributable to an increase in payroll costs, which was partially offset by a decrease in other general and administrative costs. The increase in payroll costs was partially attributable to noncash compensation expense related to the exercise of stock options of $231,000.

     Amortization of Trademark License and Trademarks. Amortization of trademark license and trademarks was $507,000 for the year ended December 31, 2001, an increase of $136,000 over amortization of trademark license and trademarks of $371,000 for the year ended December 31, 2000. The increase in amortization of trademark license and trademarks was primarily attributable to the amortization of the Blue Sky trademark for a full year since the trademark was acquired in September 2000. To a lesser extent, the increase in amortization of trademark license and trademarks was due to the acquisition of the Junior Juice trademark in May 2001.

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

Liquidity and Capital Resources

     As of December 31, 2002, the Company had working capital of $14,950,000 compared to working capital of $12,978,000 as of December 31, 2001. The increase in working capital was primarily attributable to net income earned after adjustments for certain non-cash expenses, primarily amortization of trademark license and trademarks, depreciation and other amortization, a decrease in deposits and other assets and an increase in deferred income taxes which was partially offset by payments made in reduction of long-term debt and increased expenditures for the acquisition of property, trademark license and trademarks.

     Net cash provided by operating activities for the year ended December 31, 2002 was $2,727,000, compared to cash provided by operating activities of $5,203,000 during 2001. The decrease in cash provided by operating activities was primarily attributable to increases in accounts receivable, which was partially offset by decreases in amortization of trademark license and trademarks, decreases in inventory, and an increase in accounts payable. Purchases of inventories, increases in accounts receivable, and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, and repayment of our line of credit and accounts payable are expected to remain our principal recurring use of cash and working capital funds.

     Net cash used in investing activities for the year ended December 31, 2002 was $92,000 as compared to net cash used in investment activities of $682,000 in 2001. The decrease in net cash used in investing activities was primarily attributable to lower levels of purchases of property and equipment and trademark acquisitions, which was partially offset by increased expenditures for deposits and other assets in 2002. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand, as well as the introduction of new product lines.

     Net cash used in financing activities was $2.3 million for the year ending December 31, 2002, as compared to net cash used in financing activities of $4.4 million in 2001. The decrease in net cash used in financing activities as compared to the prior year was primarily attributable to decreased principal payments of long-term debt, which was marginally offset by decreased proceeds from the issuance of common stock during 2002.

     In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan was secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. That facility was subsequently modified from time to time, and on September 19, 2000, HBC entered into modification agreement with Comerica which amended certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of HBC from time to time. At December 31, 2002, $2,969,000 was outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $6,331,000.

     The following represents a summary of the Company's contractual obligations and related scheduled maturities as of December 31, 2002:

                                 Long Term
                                   Debt &
                               Capital Lease     Operating
                                Obligations        Lease          Total
                              --------------- --------------- ---------------
Year ending December 31:
2003                           $     230,740   $     653,727   $     884,467
2004                                 264,234         656,536         920,770
2005                               3,195,314         658,179       3,853,493
2006                                 146,492         680,708         827,200
2007                                                 660,468         660,468
Thereafter                                         1,879,017       1,879,017
                              --------------- --------------- ---------------
                               $   3,836,780   $   5,188,635   $   9,025,415
                              =============== =============== ===============

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with the financial covenants at December 31, 2002.

     If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare any or all of portions outstanding on the line of credit immediately due and payable, exercise rights and remedies available to secured parties under the Uniform Commercial Code, institute legal proceedings to foreclose upon the lien and security interest granted or for the sale of any or all collateral.

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment through December 31, 2003.

Critical Accounting Policies

     The following summarize the most significant accounting and reporting policies and practices of the Company.

     Trademark License and Trademarks - Trademark license and trademarks represent primarily the Company's ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages, water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademark licenses and trademarks while continuing to amortize remaining trademark licenses and trademarks over one to 25 years.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of December 31, 2002.

     Management believes that the accounting estimate related to impairment of its long lived assets, including its trademark license and trademarks, is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management's assumptions about cash flows and discount rates require significant judgement because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

     In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenues data for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. In addition, the Company supports its customers with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. In certain instances, portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, be affected. During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-9 which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. The Company has conformed its presentation of advertising and promotional allowances to comply with the provisions of EITF No. 01-9.

Newly Issued Accounting Pronouncements

     During 2000 and 2001, the EITF addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of net sales or as cost of goods sold. The Company adopted EITF No. 01-9 on January 1, 2002. The effect of the change in accounting related to the adoption of EITF No. 01-9 for the year ended December 31, 2002 was to decrease net sales by $14,846,875, increase cost of goods sold by $220,394 and decrease selling, general and administrative expenses by $15,067,269. For the year ended December 31, 2001 net sales decreased by $11,621,396, cost of goods sold increased by $341,332 and selling, general and administrative expenses decreased by $11,962,728. For the year ended December 31, 2000, $8,026,724 has been classified as a reduction of net sales and $133,390 as an increase in cost of goods sold, both of which were previously reported as selling, general and administrative expense respectively.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Upon adoption of SFAS No. 142, the Company evaluated the useful lives of its various trademark licenses and trademarks and concluded that certain of the trademark licenses and trademarks have indefinite lives. Unamortized trademark licenses and trademarks ceased to be amortized effective January 1, 2002 and will be subject to periodic impairment analysis. Had the non-amortization provision of SFAS No. 142 been adopted as of January 1, 2000, net income and net income per share for the years ended December 31, 2002, 2001, and 2000 would have been adjusted as follows:

                                                                   For the years ended December 31,
                                                             2002                2001                2000
                                                        ----------------    ----------------    ----------------

Net income, as reported                                      $3,029,195          $3,019,353          $3,915,126
Add back:  Amortization of trademark licenses and
     trademarks with indefinite lives (net of tax
     effect)                                                        -               292,241             211,716
                                                        ----------------    ----------------    ----------------
Adjusted net income                                          $3,029,195          $3,311,594          $4,126,842
                                                        ================    ================    ================


Net income per common share - basic, as reported              $   0.30            $   0.30            $   0.39
Amortization of trademark licenses and trademarks
     with indefinite lives (net of tax effect)                    -                   0.03                0.02
                                                         ----------------    ----------------    ----------------
Adjusted net income per common share - basic                  $   0.30            $   0.33           $   0. 41
                                                        ================    ================    ================


Net income per common share - diluted, as
     Reported                                                 $   0.29            $   0.29            $   0.38
Amortization of trademark licenses and trademarks
     with indefinite lives (net of tax effect)                    -                   0.03                0.02
                                                        ----------------    ----------------    ----------------
Adjusted net income per common share - diluted                $   0.29            $   0.32            $   0.40
                                                        ================    ================    ================

     On January 1 and December 31, 2002, the nonamortizing trademark licenses and trademarks were tested for impairment in accordance with the provisions of SFAS No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at that time. In addition, the remaining useful lives of trademark licenses and trademarks being amortized were reviewed and deemed to be appropriate.

     The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, cash flows or results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has performed an analysis and determined that the adoption of this Statement had no effect on the earnings or financial position of the Company.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company has not yet determined the effect, if any, of the adoption of this Statement.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted the new disclosure requirements of SFAS No. 148 as of December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The Company does not expect that the adoption of FIN No. 45 will have a material impact on its financial position, cash flows or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company has no interests in variable interest entities, the Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933 as amended and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of the Act.

     These statements are qualified by their terms and/or important factors, many of which are outside our control that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o The Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
o    Changes in consumer preferences;
o Changes in demand that are weather related, particular in areas outside of California;
o Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
o    The introduction of new products;
o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms and/or certain state regulatory agencies;
o Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
o The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others and in respect of many which the Company's experience is limited. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery store chains, specialty chain stores, club stores, mass merchandisers and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facility and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o The Company's ability to make suitable arrangements for the co-packing of its various products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, smoothies in 11.5-ounce cans, E2O Energy Water, Energade, Monster energy drinks, soy smoothies, sparkling orangeades and lemonades in glass bottles and other products.

     The foregoing list of important factors is not exhaustive.

     Our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Sales

     The table set forth below discloses selected quarterly data regarding sales for the past five years. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

     Sales of beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Unit case volume of the Company means number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by the Company. Sales of food bars and cereals are expressed in actual cases. A case of food bars and cereals is defined as follows:

o A fruit and grain bar and functional nutrition bar case equals ninety 1.76-ounce bars.
o    A natural cereal case equals ten 13-ounce boxes measured by volume.
o    An active nutrition bar case equals thirty-two 1.4-ounce bars.

     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company has not had sufficient experience with its food bars, cereal products and Hard e malt-based products and consequently has no knowledge of the trends which may occur with such products. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products, soda concentrates and food products and increased advertising and promotional expenses. See also "ITEM 1. BUSINESS - SEASONALITY."

Unit Case Volume / Case Sales (in Thousands)

              2002      2001      2000      1999      1998
            --------- --------- --------- --------- ---------
Quarter 1      3,597     3,091     2,451     2,287     1,733
Quarter 2      4,977     4,171     3,323     2,817     2,159
Quarter 3      5,146     4,271     3,157     3,148     2,625
Quarter 4      3,885     3,583     2,859     2,645     1,796
            --------- --------- --------- --------- ---------
Total         17,605    15,116    11,790    10,897     8,313
            ========= ========= ========= ========= =========

Net Revenues (in Thousands)

              2002      2001      2000      1999      1998
            --------- --------- --------- --------- ---------
Quarter 1    $18,592   $16,908   $14,236   $13,836   $10,056
Quarter 2     26,265    22,337    20,702    17,471    12,566
Quarter 3     26,985    23,011    20,434    18,969    14,873
Quarter 4     20,204    18,402    16,334    15,908    11,133
            --------- --------- --------- --------- ---------
Total        $92,046   $80,658   $71,706   $66,184   $48,628
            ========= ========= ========= ========= =========


Inflation

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed to are fluctuations in commodity prices affecting the cost of raw materials and changes in interest rates on the Company's long term debt. The Company is subject to market risk with respect to the cost of commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates.

     At December 31, 2002, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended December 31, 2002, the net impact on the Company's pre-tax earnings would have been approximately $40,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be furnished in response to this item is submitted hereinafter following the signature page hereto at pages 49 through 70.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is anticipated that the next annual meeting of stockholders will be held in October or November, 2003.

     Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

     Rodney C. Sacks (53) - Chairman of the Board of Directors of the Company, Chief Executive Officer and director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present.

     Hilton H. Schlosberg (50) - Vice Chairman of the Board of Directors of the Company, President, Chief Operating Officer, Secretary, and a director of the Company from November 1990 to the present and Chief Financial Officer of the Company since July 1996. Member of the Executive Committee of the Board of
Directors of the Company since October 1992. Vice Chairman, Secretary and a director of HBC from July 1992 to the present.

     Benjamin M. Polk (52) - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Partner with Winston & Strawn (New York, New York) where Mr. Polk has practiced law with that firm and its predecessors, Whitman Breed Abbott & Morgan LLP and Whitman & Ransom, from August 1976 to the present. (1)

     Norman C. Epstein (62) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998. Managing Director of Cheval Acceptances, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

     Harold C. Taber, Jr. (63) - Director of the Company since July 1992. Member of the Audit Committee of the Board of Directors since April 2000. President and Chief Executive Officer of HBC from July 1992 to June 1997. Consultant for The Joseph Company from October 1997 to March 1999 and for Costa Macaroni Manufacturing Company from July 2000 to January 2002. Director of Mentoring at Biola University from July 2002 to present.

     Mark S. Vidergauz (49) - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998. Member of the Audit Committee of the Board of Directors since April 2000. Managing Director and Chief Executive Officer of Sage Group LLC from April 2000 to present. Managing director at the Los Angeles office of ING Barings LLC, a diversified financial service institution headquartered in the Netherlands from April 1995 to April 2000.

     Mark Hall (48) - Senior Vice President, Single-Serve Products joined HBC in 1997. Prior to joining HBC, Mr. Hall spent three years with Arizona Beverages as Vice President of Sales where he was responsible for sales and distribution of Arizona products through a national network of beer distributors and soft drink bottlers.

     Kirk Blower (53) - Senior Vice President, Juice and Non-Carbonated Products, of HBC since 1992. Mr. Blower has over 20 years of experience in sales and marketing, primarily with the Coca-Cola organization.

     Tim Welch (47) - Senior Vice President, Soda Products, joined HBC in 1999. Mr. Welch has extensive experience in brand management and beverage marketing. Prior to joining HBC, Mr. Welch served as Vice President of Marketing, North America for Signet Armorlite, Inc. where he was responsible for managing new product development, pricing, promotions, point-of-sale, forecasting and developing company strategy.

(1) Mr. Polk and his law firm, Winston & Strawn, serve as counsel to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. The Company is required to report in this annual report on Form 10-K any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the most recent fiscal year or prior fiscal years.

     To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the year ended December 31, 2002, all
Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent stockholders were complied with, except that Form 5's in respect of option grants required to be filed by each of Rodney C. Sacks and Hilton H. Schlosberg were inadvertently filed late.

ITEM 11.          EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding the total remuneration earned and grants of options/ made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 2002. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the years December 31, 2000 through 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                    Compensation
                                                   ANNUAL COMPENSATION                   (4)
---------------------------------------- ------------------------------------------ -------------
                                                                                       Awards(5)
----------------------------- ---------- ------------- ------------ --------------- -------------
                                                                                     Securities
                                                                     Other Annual     underlying
                                            Salary         Bonus     Compensation    Options/SARs
 Name and Principal Positions    Year       (1)($)        (2)($)          ($)           (#)(6)
----------------------------- ---------- ------------- ------------ --------------- -------------

      Rodney C. Sacks            2002       225,504         -          10,331(3)       150,000
       Chairman, CEO             2001       194,400        8,000        7,314(3)
        and Director             2000       194,400       10,000        6,262(3)
----------------------------- ---------- ------------- ------------ --------------- -------------
    Hilton H. Schlosberg         2002       225,504         -           7,753(3)       150,000
  Vice-Chairman, CFO, COO,       2001       194,400        8,000        7,314(3)
  President, Secretary and       2000       194,400       10,000        6,263(3)
          Director
----------------------------- ---------- ------------- ------------ --------------- -------------
        Mark J. Hall             2002       160,000       10,000        7,733(3)        20,000
   Senior Vice President         2001       160,000        8,000        7,349(3)
   Single Serve Products         2000       160,000       20,000        8,061(3)
----------------------------- ---------- ------------- ------------ --------------- -------------
       Kirk S. Blower            2002       118,000        4,000        7,238(3)        12,500
   Senior Vice President         2001       115,000        3,000        7,364(3)
  Juice and Non-Carbonated       2000       115,000        4,000        7,316(3)
          Products
----------------------------- ---------- ------------- ------------ --------------- -------------
      Timothy M. Welch           2002       115,500       11,300       57,942(7)
   Senior Vice President         2001       111,269        4,000       14,587(8)
       Soda Products             2000       110,000        3,000       14,202(9)
============================= ========== ============= ============ =============== =============

(1) SALARY - Pursuant to employment agreements, Messrs. Sacks and Schlosberg were entitled to an annual base salary of $226,748, $209,952, and $194,400 for 2002, 2001 and 2000 respectively.

(2) BONUS - Payments made in 2003, 2002 and 2001 are for bonuses accrued in 2002, 2001 and 2000 respectively.

(3) OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus for the years shown.

(4) LONG-TERM INCENTIVE PLAN PAYOUTS - None paid. No plan in place.

(5) RESTRICTED STOCK AWARDS - The Company does not have a plan for restricted stock awards.

(6) STOCK APPRECIATION RIGHTS - The Company does not have a plan for stock appreciation rights.

(7) Includes $46,483 for reimbursement of moving expense, $6,000 for auto reimbursement expenses, $3,500 for housing expenses and $1,959 for other miscellaneous perquisites.

(8) Includes $6,000 for auto reimbursement expenses, $6,000 for housing expenses and $2,587 for other miscellaneous perquisites.

(9) Includes $6,000 for auto reimbursement expenses, $6,000 for housing expenses and $2,202 for other miscellaneous perquisites.

ALL OTHER COMPENSATION - none paid

             OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                           Potential realizable
                                                                                          value at assumed annual
                                                                                           rates of stock price
                                                                                          appreciate for option
                               Individual Grants                                                  term
--------------------------------------------------------------------------------------- --------------------------
                                             Percent of
                            Number of          total
                           Securities       Options/SARs      Exercise
                           underlying        granted to       or base
                          Options/SARs      employees in       price       Expiration         5%          10%
           Name           granted (#)           2002         ($/Share)        Date           ($)          ($)
---------------------- ------------------ ---------------- ------------- -------------- ------------ -------------
Rodney C. Sacks           150,000(1)            28.3%          $3.57        7/12/2012      336,773      853,449
---------------------- ------------------ ---------------- ------------- -------------- ------------ -------------
Hilton H. Schlosberg      150,000(1)            28.3%          $3.57        7/12/2012      336,773      853,449
---------------------- ------------------ ---------------- ------------- -------------- ------------ -------------
Mark J. Hall               20,000(1)             3.8%          $3.57        7/12/2012       44,903      113,793
---------------------- ------------------ ---------------- ------------- -------------- ------------ -------------
Kirk S. Blower             12,500(1)             2.4%          $3.57        7/12/2012       28,064       71,121
---------------------- ------------------ ---------------- ------------- -------------- ------------ -------------
Timothy M. Welch             -
====================== ================== ================ ============= ============== ============ =============

(1) Options to purchase the Company's common stock become exercisable in equal annual increments over 5 years beginning July 12, 2003.


              AGGREGATED OPTION/SAR EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2002 AND OPTION/SAR VALUES AT DECEMBER 31, 2002

                                                                                            Value of
                                                                Number of underlying       unexercised
                                                                    unexercised            in-the-money
                                                                  options/SARs at        December 31, 2002
                                                                December 31, 2002 (#)           ($)
                                                              ------------------------ --------------------
                         Shares acquired        Value                Exercisable/           Exercisable/
      Name               on exercise (#)      Realized ($)          Unexercisable          Unexercisable
---------------------- ------------------- ------------------ ------------------------ --------------------
Rodney C. Sacks                -                   -             137,500/150,000(1)        98,625/97,500
---------------------- ------------------- ------------------ ------------------------ --------------------
Hilton H. Schlosberg           -                   -             137,500/150,000(1)        98,625/97,500
---------------------- ------------------- ------------------ ------------------------ --------------------
Mark J. Hall                   -                   -             116,000/20,000(2)        355,960/13,000
---------------------- ------------------- ------------------ ------------------------ --------------------
Kirk S. Blower                 -                   -               7,500/17,500(3)              0/8,125
---------------------- ------------------- ------------------ ------------------------ --------------------
Timothy M. Welch               -                   -              36,000/36,000(4)              0/0
====================== =================== ================== ======================== ====================

(1) Includes options to purchase 37,500 shares of common stock at $1.59 per share of which all are exercisable at December 31, 2002, granted pursuant to Stock Option Agreements dated January 30, 1998 between the Company and Messrs. Sacks and Schlosberg, respectively; options to purchase 100,000 shares of common stock at $4.25 per share which are exercisable at December 31, 2002, granted pursuant to Stock Option Agreements dated February 2, 1999 between the Company and Messrs. Sacks and Schlosberg, respectively; and options to purchase 150,000 shares of common stock at $3.57 per share of which none are exercisable at December 31, 2002, granted pursuant to Stock Option Agreements dated July 12, 2002 between the Company and Messrs. Sacks and Schlosberg, respectively.

(2) Includes options to purchase 96,000 shares of common stock at $1.06 per share which are exercisable at December 31, 2002, granted pursuant to a Stock Option Agreement dated February 10, 1997 between the Company and Mr. Hall; options to purchase 20,000 shares of common stock at $1.59 per share which are exercisable at December 31, 2002, granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Hall; options to purchase 20,000 shares of common stock at $3.57 per share of which none are exercisable at December 31, 2002, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Hall. On January 21, 2003, Mr. Hall exercised the options in respect of (i) 96,000 shares at an exercise price of $1.06 per share and (ii) 20,000 shares at an exercise price of $1.59 per share.

(3) Includes options to purchase 12,500 shares of common stock at $4.25 per share of which 7,500 are exercisable at December 31, 2002, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Blower; and options to purchase 12,500 shares of common stock at $3.57 per share of which none are exercisable at December 31, 2002, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Blower.

(4) Includes options to purchase 72,000 shares of common stock at $4.44 per share of which 36,000 are exercisable at December 31, 2002, granted pursuant to a Stock Option Agreement dated February 1, 1999 between the Company and Mr. Welch.

Performance Graph

     The following graph shows a five-year comparison of cumulative total returns: (1)

                           TOTAL SHAREHOLDER RETURNS

                           ANNUAL RETURN PERCENTAGES

For the years ended December 31,

Company Name/Index                1998      1999      2000      2001      2002
----------------------          --------  --------  --------  --------  --------
HANSEN NAT CORP                  196.63    (19.77)   (10.14)     8.39      0.50
S&P SMALLCAP 600 INDEX            (1.31)    12.40     11.80      6.54    (14.63)
PEER GROUP                       (43.18)     8.47     17.06     47.07     14.40

                                INDEXED RETURNS

For the years ended December 31,

                         Base
                        Period
Company Name/Index       1997     1998      1999      2000      2001      2002
----------------------  ------  --------  --------  --------  --------  --------
HANSEN NAT CORP           100    296.63    238.00    213.85    231.79    232.95
S&P SMALLCAP 600 INDEX    100     98.69    110.94    124.03    132.13    112.80
PEER GROUP                100     56.82     61.63     72.15    106.10    121.38

(1) Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1997. The Company's self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc., Cott Corporation, Northland Cranberries and Jones Soda Co. All of the companies in the peer group traded during the entire five-year period with the exception of Triarc Companies, Inc., which sold their beverage business in October 2000 and Jones Soda Co., which started trading in August 2000.

Employment Agreements

     The Company entered into an employment agreement dated as of January 1, 1999, with Rodney C. Sacks pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer for an annual base salary of $226,748 for 2002 and $244,888 for 2003, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on January 1, 1999 and ends on December 31, 2003.

     The Company also entered into an employment agreement dated as of January 1, 1999, with Hilton H. Schlosberg pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President, Chief Operating
Officer, Chief Financial Officer and Secretary for an annual base salary of $226,748 for 2002 and $244,888 for 2003, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on January 1, 1999 and ends on December 31, 2003.

     The preceding descriptions of the employment agreements for Messrs. Sacks and Schlosberg are qualified in their entirety by reference to such agreements, which have been filed or incorporated, by reference as exhibits to this report.

Directors' Compensation

     The Company pays outside directors annual fees of $7,000 plus $500 for each meeting attended of the Board of Directors or any committee thereof. In 2002, we paid each of Norman E. Epstein, Harold C. Taber, Jr. and Mark S. Vidergauz $8,000 and we paid Benjamin M. Polk $7,500 for services provided for the one-year period ended December 31, 2001. In 2003, we paid each of Norman E. Epstein, Benjamin M. Polk, Harold C. Taber, Jr. and Mark S. Vidergauz director's fees of $8,000 for services provided for the one-year period ended December 31, 2002. Commencing in 2003, the Company will pay outside directors an annual fee of $10,000 plus $1,000 for each meeting of the Board of Directors attended. Additionally, the Company will pay outside directors $500 for each committee meeting attended in person and $250 for each meeting attended by telephone.

Employee Stock Option Plan

     The Company has a stock option plan (the "Plan") that provided for the grant of options to purchase up to 3,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, or for shares of common stock valued at fair market value on the date of purchase. Under the Plan, no additional options may be granted after July 1, 2001.

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

Outside Directors Stock Option Plan

     The Company has an option plan for its outside directors (the "Directors Plan") that provides for the grant of options to purchase up to an aggregate of 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's Common Stock exercisable at the closing price for a share of common stock on the date of grant. Options become exercisable one-third each on the first, second and third anniversary of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula plan" so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The disclosure set forth in Item 5 of this report is incorporated herein.

(a) The following table sets forth information, as of March 3, 2003, in respect of the only persons known to the Company who beneficially own more than 5% of the outstanding common stock of the Company:

                                                        Amount and
                                                         Nature of   Percent
    Title                                               Beneficial     of
  Of Class     Name and Address of Beneficial Owner       Owner       Class
------------- --------------------------------------- -------------- --------
Common Stock   Brandon Limited Partnership No. 1 (1)     654,822        5.8%
               Brandon Limited Partnership No. 2 (2)   2,831,667       25.3%
               Rodney C. Sacks (3)                     4,011,489 (4)   35.8%
               Hilton H. Schlosberg (5)                3,972,586 (6)   35.4%
               Kevin Douglas, Douglas Family Trust
                 and James Douglas and Jean Douglas
                 Irrevocable Descendants' Trust (7)      730,011 (8)    6.3%


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

(3) The mailing address of Mr. Sacks is 1010 Railroad Street, Corona, California 92882.

(4) Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 100,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 137,500 shares presently exercisable under Stock Option Agreements; (iii) 243,546 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children.

(5) The mailing address of Mr. Schlosberg is 1010 Railroad Street, Corona, California 92882.

(6) Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are jointly owned by Mr. Schlosberg and his wife, 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 100,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock, (ii) the 137,500 shares presently exercisable under Stock Option Agreements; (iii)
247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

(7) The mailing address of this reporting person is 1101 Fifth Avenue, Suite 360, San Rafael, California 94906.

(8) Includes 274,782 shares of common stock owned by Kevin Douglas; 226,909 shares of common stock owned by James Douglas and Jean Douglas Irrevocable Descendants' Trust; and 228,320 shares of common stock owned by Douglas Family Trust. Kevin Douglas, Douglas Family Trust and James Douglas and Jean Douglas Irrevocable Descendants' Trust are deemed members of a group that shares voting and dispositive power over the shares.


(b) The following table sets forth information as to the beneficial ownership of shares of common stock, as of March 3, 2003, held by persons who are directors and executive officers of the Company, naming them, and as to directors and officers of the Company as a group, without naming them:

Title of Class      Name                 Amount Owned         Percent of Class
--------------- ---------------------- -------------------- --------------------
Common Stock     Rodney C. Sacks         4,011,489 (1)             35.8%
                 Hilton H. Schlosberg    3,972,586 (2)             35.4%
                 Mark J. Hall               68,000                    *%
                 Kirk S. Blower             32,009 (3)                *%
                 Timothy M. Welch           48,000 (4)                *%
                 Harold C. Taber, Jr.       97,118 (5)                *%
                 Mark S. Vidergauz          12,000 (6)                *%
                 Benjamin M. Polk              -                      -
                 Norman C. Epstein             -                      -

Executive Officers and Directors as a group (9 members: 4,754,714 shares or 42.4% in aggregate)

* Less than 1%

(1) Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; and options presently exercisable to purchase 100,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 137,500 shares presently exercisable under Stock Option Agreements; (iii) 243,546 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children.

(2) Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are owned jointly by Mr. Schlosberg and his wife; 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 100,000 shares of common stock, out of options to purchase a total of 100,000 shares, exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock, (ii) the 137,500 shares presently exercisable under Stock Option Agreements; (iii)
247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

(3) Includes 22,009 shares of common stock owned by Mr. Blower and options presently exercisable to purchase 10,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Blower.

(4) Includes options presently exercisable to purchase 48,000 shares of common stock exercisable at $4.44 per share, granted pursuant to a Stock Option Agreement dated as of February 1, 1999 between the Company and Mr. Welch.

(5) Includes 61,137 shares of common stock owned by Mr. Taber; and 35,981.7 shares of common stock owned by the Taber Family Trust of which Mr. Taber and his wife are trustees.

(6) Includes options presently exercisable to purchase 12,000 shares of common stock exercisable at $3.72 per share, granted under a Stock Option Agreement with the Company dated as of June 18, 1998 pursuant to the Directors Plan.

     There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

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

     During 2002, the Company purchased promotional items from IFM Group, Inc. ("IFM"). Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in IFM. Purchases from IFM of promotional items in 2002, 2001 and 2000 were $164,199, $164,638 and $115,520, respectively. The Company continues to purchase promotional items from IFM Group, Inc. in 2003.

     The preceding descriptions of agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to this Report.

ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this annual report was prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Exhibits
         See the Index to Exhibits included hereinafter.

         2. Index to Financial Statements filed as part of this Report

         Independent Auditors' Report                                         50

         Consolidated Balance Sheets as of December 31, 2002 and 2001         51

         Consolidated Statements of Income for the years ended
           December 31, 2002, 2001 and 2000                                   52

         Consolidated Statements of Shareholders' Equity for the years
           ended December 31, 2002, 2001 and 2000                             53

         Consolidated Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000                                   54

         Notes to Consolidated Financial Statements for the years
           ended December 31, 2002, 2001 and 2000                             56

    (b)  Financial Statement Schedule
         Valuation and Qualifying Accounts for the years ended
           December 31, 2002, 2001 and 2000                                   70

    (c)  Reports on From 8-K
         None

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION


/s/ RODNEY C. SACKS         Rodney C. Sacks               Date:   March 31, 2003
-------------------         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                                        Date

/s/ RODNEY C. SACKS         Chairman of the Board of Directors    March 31, 2003
-------------------------   and Chief Executive Officer
Rodney C. Sacks             (principal executive officer)


/s/ HILTON H. SCHLOSBERG    Vice Chairman of the Board of         March 31, 2003
-------------------------   Directors, President, Chief
Hilton H. Schlosberg        Operating Officer, Chief Financial
                            Officer and Secretary (principal
                            financial officer, controller and
                            principal accounting officer)


/s/ BENJAMIN M. POLK        Director                              March 31, 2003
-------------------------
Benjamin M. Polk


/s/ NORMAN C. EPSTEIN       Director                              March 31, 2003
-------------------------
Norman C. Epstein


/s/ HAROLD C. TABER, JR.    Director                              March 31, 2003
-------------------------
Harold C. Taber, Jr.


/s/ MARK S. VIDERGAUZ       Director                              March 31, 2003
-------------------------
Mark S. Vidergauz

                     CERTIFICATIONS PURSUANT TO RULE 13a-14
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Rodney Sacks, certify that:

1.   I have  reviewed  this  annual  report  on  Form  10-K  of  Hansen  Natural
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls of in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 31, 2003                /s/ RODNEY C. SACKS
                                       ------------------------------------
                                       Rodney C. Sacks
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer

I, Hilton Schlosberg, certify that:

1.   I have  reviewed  this  annual  report  on  Form  10-K  of  Hansen  Natural
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls of in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 31, 2003                /s/ HILTON H. SCHLOSBERG
                                       ------------------------------------
                                       Hilton H. Schlosberg
                                       Vice Chairman of the Board of Directors,
                                       President, Chief Operating Officer, Chief
                                       Financial Officer and Secretary

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Hansen Natural Corporation (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Rodney C. Sacks, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Hilton H. Schlosberg, Vice Chairman of the Board of Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 31, 2003                /s/ RODNEY C. SACKS
                                       ------------------------------------
                                       Rodney C. Sacks
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer


Date:    March 31, 2003                /s/ HILTON H. SCHLOSBERG
                                       ------------------------------------
                                       Hilton H. Schlosberg
                                       Vice Chairman of the Board of Directors,
                                       President, Chief Operating Officer, Chief
                                       Financial Officer and Secretary

INDEX TO EXHIBITS

     The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

----------------- ----------------------------------------------------------------------------------------------------
Exhibit No.       Document Description
----------------- ----------------------------------------------------------------------------------------------------
2.1               Asset Purchase Agreement among Blue Sky Natural Beverage Co., a Delaware Corporation,  as Purchaser
                  and Blue Sky Natural Beverage Co., a New Mexico  Corporation as Seller and Robert Black dated as of
                  September 20, 2000.19
----------------- ----------------------------------------------------------------------------------------------------
3(a)              Certificate of Incorporation. 1
----------------- ----------------------------------------------------------------------------------------------------
3(b)              Amendment to Certificate of Incorporation dated October 21, 1992. 2
----------------- ----------------------------------------------------------------------------------------------------
3(c)              By-Laws. 2
----------------- ----------------------------------------------------------------------------------------------------
10(c)             Asset Purchase Agreement dated June 8, 1992 ("Asset Purchase Agreement"), by and among Unipac
                  Corporation ("Unipac"), Hansen Beverage Company ("Hansen"), California Co-Packers Corporation
                  ("Co-Packers"), South Pacific Beverages, Ltd. ("SPB"), Harold C. Taber, Jr. ("Taber"), Raimana
                  Martin ("R. Martin"), Charles Martin ("C. Martin"), and Marcus I. Bender ("Bender"), and with respect to certain provisions, ERLY Industries, Inc. ("ERLY"), Bender Consulting Incorporated
                  ("Bender Consulting") and Black Pearl International, Ltd. ("Blank Pear"). 2
----------------- ----------------------------------------------------------------------------------------------------
10(d)             First Amendment to Asset Purchase Agreement dated as of July 10, 1992. 2
----------------- ----------------------------------------------------------------------------------------------------
10(e)             Second Amendment to Asset Purchase Agreement dated as of July 16, 1992. 2
----------------- ----------------------------------------------------------------------------------------------------
10(f)             Third Amendment to Asset Purchase Agreement dated as of July 17, 1992. 2
----------------- ----------------------------------------------------------------------------------------------------
10(g)             Fourth Amendment to Asset Purchase Agreement dated as of July 24, 1992. 2
----------------- ----------------------------------------------------------------------------------------------------
10(h)             Subordinated  Secured  Promissory  Note of  Hansen  in favor  of ERLY  dated  July 27,  1992 in the principal amount of $4,000,000.  2
----------------- ----------------------------------------------------------------------------------------------------
10(i)             Security Agreement dated July 27, 1992 by and between Hansen and ERLY. 2
----------------- ----------------------------------------------------------------------------------------------------
10(j)             Stock  Option  Agreement  by and between SPB and Unipac  dated July 27, 1992 for an option price of
                  $4.75 per share. 2
----------------- ----------------------------------------------------------------------------------------------------
10(k)             Stock Option  Agreement by and between  Taber and Unipac dated July 27, 1992 for an option price of
                  $4.75 per share. 2
----------------- ----------------------------------------------------------------------------------------------------
10(l)             Stock  Option  Agreement  by and between  Co-Packers  and Unipac  dated July 27, 1992 for an option price of $4.75 per share. 2
----------------- ----------------------------------------------------------------------------------------------------
10(n)             Stock  Option  Agreement  by and between SPB and Unipac  dated July 27, 1992 for an option price of
                  $2.50 per share. 2
----------------- ----------------------------------------------------------------------------------------------------
10(o)             Stock  Option  Agreement  by and between  Co-Packers  and Unipac  dated July 27, 1992 for an option price of $2.50 per share. 2
----------------- ----------------------------------------------------------------------------------------------------
10(p)             Assignment  Agreement re:  Trademarks by and between Hansen's  Juices,  Inc.  ("FJC"),  and Hansen, dated July 27, 1992. 8
----------------- ----------------------------------------------------------------------------------------------------
10(q)             Assignment of Trademarks dated July 27, 1992 by FJC to Gary
                  Hansen, Anthony Kane and Burton S. Rosky, as trustees under that certain trust agreement dated July 27, 1992 (the
                  "Trust"). 8
----------------- ----------------------------------------------------------------------------------------------------
10(r)             Assignment of License by Co-Packers to Hansen dated as of July 27, 1992. 8
----------------- ----------------------------------------------------------------------------------------------------
10(s)             Employment Agreement between Hansen and Taber dated as of July 27, 1992. 3
----------------- ----------------------------------------------------------------------------------------------------
10(t)             Consulting Agreement by and between Hansen and Black Pearl dated July 27, 1992. 3
----------------- ----------------------------------------------------------------------------------------------------
10(u)             Consulting Agreement by and between Hansen and C. Martin dated July 27, 1992. 3
----------------- ----------------------------------------------------------------------------------------------------
10(w)             Registration Rights Agreement by and among Unipac, SPB,
                  Co-Packers, Taber, Wedbush Morgan Securities ("Wedbush"),
                  Rodney C. Sacks, and Hilton H. Schlosberg, dated July 27,
                  1992. 3
----------------- ----------------------------------------------------------------------------------------------------
10(z)             Soda Side Letter  Agreement  dated June 8, 1992 by and among  Unipac,  Hansen,  SPB,  Black  Pearl,
                  Tahiti Beverages, S.A.R.L., R. Martin and C. Martin. 4
----------------- ----------------------------------------------------------------------------------------------------
10(bb)            Hansen/Taber Agreement dated July 27, 1992 by and among Hansen and Taber. 8
----------------- ----------------------------------------------------------------------------------------------------
10(cc)            Other Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
----------------- ----------------------------------------------------------------------------------------------------



10(dd)            Non-Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust. 8
----------------- ----------------------------------------------------------------------------------------------------
10(ee)            Agreement  of Trust dated July 27, 1992 by and among FJC and Hansen and Gary  Hansen,  Anthony Kane and Burton S. Rosky.  8
----------------- ----------------------------------------------------------------------------------------------------
10(ff)            Carbonated Beverage License Agreement dated July 27, 1992 by and between Hansen and the Trust.  8
----------------- ----------------------------------------------------------------------------------------------------
10(gg)            Royalty Sharing Agreement dated July 27, 1992 by and between Hansen and the Trust.  8
----------------- ----------------------------------------------------------------------------------------------------
10(hh)            Fresh Juices License Agreement dated as of July 27, 1992 by and between Hansen and the Trust.  8
----------------- ----------------------------------------------------------------------------------------------------
10(ii)            Incentive Stock Option  Agreement dated July 27, 1992 by and between Unipac and Taber at the option price of $2.00 per share.  2
----------------- ----------------------------------------------------------------------------------------------------
10(jj)            Co-Packing  Agreement dated November 24, 1992 by and between  Tropicana  Products  Sales,  Inc. and
                  Hansen.  4
----------------- ----------------------------------------------------------------------------------------------------
10(kk)            Office Lease, dated December 16, 1992 by and between Lest C.
                  Smull as Trustee, and his Successors under Declaration of
                  Trust for the Smull family, dated December 7, 1984, and
                  Hansen. 5
----------------- ----------------------------------------------------------------------------------------------------
10(ll)            Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Rodney C. Sacks.  5
----------------- ----------------------------------------------------------------------------------------------------
10(mm)            Stock Option Agreement dated as of June 15, 1992 by and between Unipac and Hilton H. Schlosberg.  5
----------------- ----------------------------------------------------------------------------------------------------
10(nn)            Stock Option  Agreement  dated as of February  14, 1995  between  Hansen  Natural  Corporation  and
                  Benjamin M. Polk.  7
----------------- ----------------------------------------------------------------------------------------------------
10(oo)            Stock Option Agreement dated as of February 14, 1995 between Hansen Natural  Corporation and Norman
                  C. Epstein.  7
----------------- ----------------------------------------------------------------------------------------------------
10(pp)            Employment  Agreement dated as of January 1, 1994 between Hansen Natural  Corporation and Hilton H.
                  Schlosberg.  6
----------------- ----------------------------------------------------------------------------------------------------
10(qq)            Employment  Agreement dated as of January 1, 1994 between Hansen Natural  Corporation and Rodney C.
                  Sacks.  6
----------------- ----------------------------------------------------------------------------------------------------
10(rr)            Stock Option  Agreement  dated as of July 3, 1995 between Hansen Natural  Corporation and Rodney C.
                  Sacks. 8
----------------- ----------------------------------------------------------------------------------------------------
10(ss)            Stock Option  Agreement  dated as of July 3, 1995 between Hansen Natural  Corporation and Hilton H.
                  Schlosberg.  8
----------------- ----------------------------------------------------------------------------------------------------
10(tt)            Stock Option  Agreement dated as of June 30, 1995 between Hansen Natural  Corporation and Harold C.
                  Taber, Jr.  8
----------------- ----------------------------------------------------------------------------------------------------
10(uu)            Standard  Industrial Lease Agreement dated as of April 25, 1997 between Hansen Beverage Company and
                  27 Railroad Partnership L.P. 9
----------------- ----------------------------------------------------------------------------------------------------
10(vv)            Sublease Agreement dated as of April 25, 1997 between Hansen Beverage Company and U.S.  Continental
                  Packaging, Inc. 9
----------------- ----------------------------------------------------------------------------------------------------
10(ww)            Packaging  Agreement  dated April 14, 1997 between  Hansen  Beverage  Company and U.S.  Continental
                  Packaging, Inc. 10
----------------- ----------------------------------------------------------------------------------------------------
10(xx)            Revolving Credit Loan and Security  Agreement dated May 15, 1997 between Comerica Bank - California and Hansen Beverage Company. 10
----------------- ----------------------------------------------------------------------------------------------------
10(yy)            Severance and Consulting  Agreement dated as of June 20, 1997 by and among Hansen Beverage Company,
                  Hansen Natural Corporation and Harold C. Taber, Jr. 10
----------------- ----------------------------------------------------------------------------------------------------
10(zz)            Stock Option  Agreement  dated as of June 20, 1997 by and between  Hansen Natural  Corporation  and
                  Harold C. Taber, Jr. 10
----------------- ----------------------------------------------------------------------------------------------------
10 (aaa)          Variable  Rate  Installment  Note dated  October 14, 1997 between  Comerica  Bank - California  and
                  Hansen Beverage Company. 10
----------------- ----------------------------------------------------------------------------------------------------
10 (bbb)          Stock Option  Agreement dated as of January 30, 1998 by and between Hansen Natural  Corporation and
                  Rodney C. Sacks.11
----------------- ----------------------------------------------------------------------------------------------------
10 (ccc)          Stock Option  Agreement dated as of January 30, 1998 by and between Hansen Natural  Corporation and
                  Hilton S. Schlosberg.11
----------------- ----------------------------------------------------------------------------------------------------
10 (ddd)          Warrant  Agreement  made as of April 23, 1998 by and between Hansen  Natural  Corporation  and Rick
                  Dees.12
----------------- ----------------------------------------------------------------------------------------------------



10 (eee)          Modification  to  Revolving  Credit Loan and  Security  Agreement  as of  December  31, 1998 by and
                  between Hansen Beverage Company and Comerica Bank - California.13
----------------- ----------------------------------------------------------------------------------------------------
10 (fff)          Employment  Agreement as of January 1, 1999 by and between Hansen Natural Corporation and Rodney C.
                  Sacks.13
----------------- ----------------------------------------------------------------------------------------------------
10 (ggg)          Employment  Agreement as of January 1, 1999 by and between Hansen Natural Corporation and Hilton S.
                  Schlosberg.13
----------------- ----------------------------------------------------------------------------------------------------
10 (hhh)          Stock Option  Agreement dated as of February 2, 1999 by and between Hansen Natural  Corporation and
                  Rodney C. Sacks.  (A version of this  agreement  containing a  typographical  error was  previously filed as an Exhibit to Form 10-k for the year ended December 31, 1998.
----------------- ----------------------------------------------------------------------------------------------------
10 (iii)          Stock Option  Agreement dated as of February 2, 1999 by and between Hansen Natural  Corporation and
                  Hilton  S.  Schlosberg.  (A  version  of  this  agreement  containing  a  typographical  error  was previously filed as an Exhibit to Form 10-k for the year ended December 31, 1998.
----------------- ----------------------------------------------------------------------------------------------------
10 (jjj)          Stock  Repurchase  Agreement dated as of August 3, 1998, by and between Hansen Natural  Corporation and Rodney C. Sacks.14
----------------- ----------------------------------------------------------------------------------------------------
10 (kkk)          Stock  Repurchase  Agreement dated as of August 3, 1998, by and between Hansen Natural  Corporation and Hilton H. Schlosberg.14
----------------- ----------------------------------------------------------------------------------------------------
10 (lll)          Assignment  and Agreement  dated as of September 22, 2000 by the Fresh Juice Company of California,
                  Inc. and Hansen Beverage Company. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (mmm)          Settlement  Agreement  dated as of September 2000 by and between and among Rodney C. Sacks, as sole
                  Trustee of The Hansen's  Trust and Hansen  Beverage  Company The Fresh Juice Company of California,
                  Inc. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (nnn)          Trademark  Assignment  dated as of  September  24, 2000 by and  between The Fresh Juice  Company of
                  California,  Inc.  (Assignor) and Rodney C. Sacks as sole Trustee of The Hansen's Trust (Assignee).
                  15
----------------- ----------------------------------------------------------------------------------------------------
10 (ooo)          Settlement  Agreement  dated as of  September  3, 2000 by and between  The Fresh  Juice  Company of
                  California,  Inc., The Fresh Smoothie Company,  LLC, Barry Lublin,  Hansen's Juice Creations,  LLC,
                  Harvey Laderman and Hansen Beverage  Company and Rodney C. Sacks, as Trustee of The Hansen's Trust.
                  15
----------------- ----------------------------------------------------------------------------------------------------
10 (ppp)          Royalty  Agreement  dated as of April 26, 1996 by and between  Hansen's  Juices,  Inc. and Hansen's
                  Juice Creations, Limited Liability Company. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (qqq)          Royalty Agreement dated as of April 26, 2000 by and
                  between Gary Hansen, Anthony Kane and Burton S. Rosky, as
                  trustees of Hansen's Trust and Hansen's Juice Creations, a limited liability company.
                  15
----------------- ----------------------------------------------------------------------------------------------------
10 (rrr)          Letter Agreement dated May 14, 1996. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (sss)          Amendment  to  Royalty  Agreement  as of May 9, 1997 by and  between  The Fresh  Juice  Company  of
                  California and Hansen's Juice Creations, Limited Liability Company. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (ttt)          Assignment  of License  Agreements  dated as of February  2000 by  Hansen's  Juice  Creations,  LLC
                  (Assignor) to Fresh Smoothie, LLC (Assignee). 15
----------------- ----------------------------------------------------------------------------------------------------
10 (uuu)          Amendment to Revolving  Credit Loan and Security  Agreement  between Comerica Bank - California and
                  Hansen Beverage Company dated March 28, 2000. 16
----------------- ----------------------------------------------------------------------------------------------------
10 (vvv)          Endorsement and Spokesman  Arrangement dated as of February 18, 2000 by and between Hansen Beverage
                  Company and Sammy Sosa. 16
----------------- ----------------------------------------------------------------------------------------------------
10 (www)          Standard  Industrial  Lease Agreement dated as of February 23, 2000 between Hansen Beverage Company and 43 Railroad Partnership L.P. 16
----------------- ----------------------------------------------------------------------------------------------------
10 (xxx)          Amended and Restated  Variable Rate  Installment Note by and between Comerica Bank - California and
                  Hansen Beverage Company. 17
----------------- ----------------------------------------------------------------------------------------------------
10 (yyy)          Sixth  Modification  to Revolving  Credit Loan & Security  Agreement by and between Hansen Beverage
                  Company and Comerica Bank - California, dated May 23, 2000. 18
----------------- ----------------------------------------------------------------------------------------------------
10 (zzz)          Contract Brewing  agreement by and between Hard e Beverage Company and Reflo,  Inc. dated March 23,
                  2000.  18
----------------- ----------------------------------------------------------------------------------------------------
10.1              Modification  dated as of September  19, 2000, to Revolving  Credit Loan and Security  Agreement by
                  and between Hansen Beverage Company and Comerica Bank California. 19
----------------- ----------------------------------------------------------------------------------------------------



 10.2             Asset Purchase Agreement among Hansen Junior Juice Company,  as Purchaser and Pasco Juices, Inc. as
                  Seller and Hansen Beverage Company dated as of May 25, 2001.21
----------------- ----------------------------------------------------------------------------------------------------
 10.3             Letter Agreement by and between Hansen Beverage Company and Hi-Country Corona,  Inc. dated July 28,
                  2000.
----------------- ----------------------------------------------------------------------------------------------------
 10.4             Packing  Agreement  Between Hansen  Beverage  Company and U.S.  Continental  Marketing,  Inc. dated
                  August 14, 2000.
----------------- ----------------------------------------------------------------------------------------------------
 10.5             Packaging Material Supply Agreement by and between Hansen Beverage Company and International  Paper
                  Company dated November 30, 2000;  First Addendum to the Packaging  Material Supply  Agreement dated
                  September 26, 2001;  Second Addendum to the Packaging  Material Supply Agreement dated February 19,
                  2002.
----------------- ----------------------------------------------------------------------------------------------------
 10.6             Aseptic  Packaging  Agreement  by and between  Hansen  Beverage  Company  and  Johanna  Foods dated
                  December 7, 2000.
----------------- ----------------------------------------------------------------------------------------------------
 10.7             Standard  Industrial  Lease Agreement dated as of July 25, 2002 between Hansen Beverage Company and
                  555 South Promenade Partnership L.P. with addendum dated January 21, 2003.
----------------- ----------------------------------------------------------------------------------------------------
 10.8             Letter Agreement by and between Hansen Beverage Company and McKinley  Equipment  Corporation  dated
                  January 16, 2003.
----------------- ----------------------------------------------------------------------------------------------------
 10.9             Advertising  Display Agreement dated as of March 17, 2003 by and between Hansen Beverage Company and the Las Vegas Monorail Company.
----------------- ----------------------------------------------------------------------------------------------------
 10.10            Sponsorship  Agreement  dated  as of March 7,  2003 by and  between  Hansen  Beverage  Company  and
                  C.C.R.L., LLC.
----------------- ----------------------------------------------------------------------------------------------------
 10.11            Public Relations Agreement dated as of March 18, 2003 by  and  between  Hansen Beverage Company  and
                  Reach Group Communications, LLC.
----------------- ----------------------------------------------------------------------------------------------------
 10.12            Stock Option  Agreement dated as of February 1, 1999 by and between Hansen Natural  Corporation and
                  Timothy M. Welch.
----------------- ----------------------------------------------------------------------------------------------------
 10.13            Stock Option  Agreement dated as of February 2, 1999 by and between Hansen Natural  Corporation and
                  Kirk S. Blower.
----------------- ----------------------------------------------------------------------------------------------------
 10.14            Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Rodney C. Sacks
----------------- ----------------------------------------------------------------------------------------------------
 10.15            Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Hilton H. Schlosberg
----------------- ----------------------------------------------------------------------------------------------------
 10.16            Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Mark J. Hall
----------------- ----------------------------------------------------------------------------------------------------
 10.17            Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Kirk S. Blower
----------------- ----------------------------------------------------------------------------------------------------
 21               Subsidiaries  5
----------------- ----------------------------------------------------------------------------------------------------
 23               Independent Auditors' Consent
----------------- ----------------------------------------------------------------------------------------------------
 99.1             Audited  Financial  Statements  of  Blue  Sky  Natural  Beverage  Co.,  a  New  Mexico  corporation
                  ("BSNB-NM") for 1999 and 1998. 20
----------------- ----------------------------------------------------------------------------------------------------
 99.2             Unaudited  Balance Sheet at September  30, 2000 for BSNB-NM and  Unaudited  Statement of Operations
                  for the nine-months then ended. 20
----------------- ----------------------------------------------------------------------------------------------------

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

19   Filed previously as an exhibit to Form 8-K dated September 20, 2000.

20   Filed previously as an exhibit to Form 8-K/A dated September 20, 2000.

21 Filed previously as an exhibit to Form 10-K for the year ended December 31, 2001.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                           Page
                                                                          ------
HANSEN NATURAL CORPORATION AND SUBSIDIARIES


Independent Auditors' Report                                                50

Consolidated Balance Sheets as of December 31, 2002 and 2001                51

Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000                                          52

Consolidated  Statements of Shareholders' Equity for the years ended
  December 31, 2002, 2001 and 2000                                          53

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000                                          54

Notes to  Consolidated  Financial  Statements for the years ended
  December 31, 2002,  2001 and 2000                                         56

Financial  Statement Schedule - Valuation and Qualifying Accounts
  for the years ended December 31, 2002, 2001 and 2000                      70

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2002, 2001, and 2000. Our audits also included the financial statement schedule listed in Item 15(b). These consolidated financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. As also discussed in Note 1, effective January 1, 2002, the Company adopted the consensus in Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)" (EITF 01-09), resulting in the presentation of certain sales promotion expenses and customer allowances as a reduction of net sales and increase of cost of sales rather than operating expenses. The consolidated financial statements for the years ended December 31, 2001 and 2000 have been revised to reclassify such expenses and allowances as a reduction of net sales and increase of cost of sales consistent with the 2002 presentation, in accordance with EITF 01-09.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 13, 2003

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001

                                                                                 2002                 2001
                                                                           ------------------   ------------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $        537,920     $        247,657
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $1,098,645 in 2002 and
     $625,270 in 2001 and promotional allowances of
     $3,170,171 in 2002 and $2,981,556 in 2001                                     5,949,402            4,412,422
Inventories, net (Note 3)                                                         11,643,734           11,956,680
Prepaid expenses and other current assets                                          1,627,685              974,155
Deferred income tax asset (Note 7)                                                 1,145,133              949,176
                                                                           ------------------   ------------------
     Total current assets                                                         20,903,874           18,540,090

PROPERTY AND EQUIPMENT, net (Note 4)                                               1,862,807            1,945,146

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated                              17,360,455           17,350,221
     amortization of $84,330 in 2002 and $29,772 in 2001)
     (Note 1)
Deposits and other assets                                                            336,369              725,825
                                                                           ------------------   ------------------
                                                                                  17,696,824           18,076,046
                                                                           ------------------   ------------------
                                                                            $     40,463,505     $     38,561,282
                                                                           ==================   ==================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                            $      4,732,261     $      3,919,741
Accrued liabilities                                                                  680,959              871,841
Accrued compensation                                                                 310,064              432,896
Current portion of long-term debt (Note 5)                                           230,740              337,872
                                                                           ------------------   ------------------
     Total current liabilities                                                     5,954,024            5,562,350

LONG-TERM DEBT, less current portion (Note 5)                                      3,606,040            5,851,105

DEFERRED INCOME TAX LIABILITY (Note 7)                                             2,532,697            1,814,278

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY: (Note 8)
Common stock - $0.005 par value; 30,000,000 shares
     authorized; 10,259,764 shares issued, 10,053,003
     outstanding in 2002; 10,251,764 shares issued, 10,045,003
     outstanding in 2001                                                              51,299               51,259
Additional paid-in capital                                                        11,934,564           11,926,604
Retained earnings                                                                 17,199,426           14,170,231
Common stock in treasury, at cost; 206,761 in 2002 and 2001                         (814,545)            (814,545)
                                                                           ------------------   ------------------
     Total shareholders' equity                                                   28,370,744           25,333,549
                                                                           ------------------   ------------------
                                                                            $     40,463,505     $     38,561,282
                                                                           ==================   ==================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002                 2001                 2000
                                                         ------------------   ------------------   -----------------

GROSS SALES                                               $    115,490,019     $     99,693,390     $    86,072,318

LESS:  Discounts, allowances and                                23,443,657           19,035,073          14,366,333
     promotional payments
                                                         ------------------   ------------------   -----------------

NET SALES                                                       92,046,362           80,658,317          71,705,985

COST OF SALES                                                   58,802,669           51,796,539          42,780,067
                                                         ------------------   ------------------   -----------------

GROSS PROFIT                                                    33,243,693           28,861,778          28,925,918

OPERATING EXPENSES:
Selling, general and administrative                             27,896,202           22,803,433          21,654,495
Amortization of trademark license and                               54,558              507,488             371,073
     trademarks
                                                         ------------------   ------------------   -----------------

     Total operating expenses                                   27,950,760           23,310,921          22,025,568
                                                         ------------------   ------------------   -----------------

OPERATING INCOME                                                 5,292,933            5,550,857           6,900,350

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                                     230,732              527,594             382,152
Interest income                                                     (2,974)              (8,992)            (12,914)
                                                         ------------------   ------------------   -----------------

     Net nonoperating expense                                      227,758              518,602             369,238
                                                         ------------------   ------------------   -----------------

INCOME BEFORE PROVISION FOR                                      5,065,175            5,032,255           6,531,112
     INCOME TAXES

PROVISION FOR INCOME TAXES                                       2,035,980            2,012,902           2,615,986
     (Note 7)
                                                         ------------------   ------------------   -----------------

NET INCOME                                                $      3,029,195     $      3,019,353     $     3,915,126
                                                         ==================   ==================   =================

NET INCOME PER COMMON SHARE:
     Basic                                                $           0.30     $           0.30     $          0.39
                                                         ==================   ==================   =================
     Diluted                                              $           0.29     $           0.29     $          0.38
                                                         ==================   ==================   =================

NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                      10,052,499           10,036,547           9,957,743
                                                         ==================   ==================   =================
     Diluted                                                    10,339,604           10,314,904          10,405,703
                                                         ==================   ==================   =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                               Common stock            Additional                        Treasury stock           Total
                        ---------------------------     paid-in        Retained    -------------------------- shareholders'
                           Shares        Amount         capital        earnings       Shares        Amount        equity
                        ------------- ------------- --------------- -------------- ------------ ------------- --------------
Balance,
  January 1, 2000         10,010,084      $ 50,050    $ 11,340,074    $ 7,235,752            -    $     -      $ 18,625,876

Issuance of common           138,798           694         255,945                                                  256,639
  stock

Purchase of treasury                                                                  (206,761)     (814,545)      (814,545)
  stock

Reduction of tax                                            71,600                                                   71,600
  liability in
  connection with the
  exercise of certain
  stock options

Net income                                                              3,915,126                                 3,915,126
                        ------------- ------------- --------------- -------------- ------------ ------------- --------------

Balance,
     December 31, 2000    10,148,882        50,744      11,667,619     11,150,878     (206,761)     (814,545)    22,054,696

Issuance of common           102,882           515         258,985                                                  259,500
  stock

Net income                                                              3,019,353                                 3,019,353
                        ------------- ------------- --------------- -------------- ------------ ------------- --------------

Balance,
     December 31, 2001    10,251,764        51,259      11,926,604     14,170,231     (206,761)     (814,545)    25,333,549

Issuance of common             8,000            40           7,960                                                    8,000
  stock

Net income                                                              3,029,195                                 3,029,195
                        ------------- ------------- --------------- -------------- ------------ ------------- --------------

Balance,
     December 31, 2002    10,259,764      $ 51,299    $ 11,934,564   $ 17,199,426     (206,761)   $ (814,545)  $ 28,370,744
                        ============= ============= =============== ============== ============ ============= ==============


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     2002               2001                2000
                                                               -----------------   ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    3,029,195      $   3,019,353      $    3,915,126
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Amortization of trademark license and trademarks                    54,558            507,488             371,073
     Depreciation and other amortization                                493,894            436,459             314,662
     Loss (gain) on disposal of plant and equipment                       5,318            (15,072)             52,786
     Compensation expense related to the exercise
         of stock options                                                                  230,879
     Deferred income taxes                                              522,462            472,581             (89,386)
     Effect on cash of changes in operating assets
         and liabilities:
         Accounts receivable                                         (1,536,980)         2,384,892          (3,046,056)
         Inventories                                                    312,946         (1,048,785)         (1,013,481)
         Prepaid expenses and other current assets                      (35,704)          (150,768)           (269,698)
         Accounts payable                                               812,520             24,957          (2,042,089)
         Accrued liabilities                                           (190,882)            67,721             261,649
         Accrued compensation                                          (122,832)           151,267            (180,656)
         Income taxes payable/receivable                               (617,826)          (878,266)            603,230
                                                               -----------------   ----------------   -----------------
            Net cash provided by (used in) operating
               activities                                             2,726,669          5,202,706          (1,122,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (416,873)          (529,905)         (1,191,762)
Proceeds from sale of property and equipment                                                26,416              12,433
Increase in trademark license and trademarks                            (64,792)          (118,651)         (6,490,494)
Increase in deposits and other assets                                   389,456            (60,094)           (181,343)
                                                               -----------------   ----------------   -----------------
            Net cash used in investing activities                       (92,209)          (682,234)         (7,851,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt                                                                                 9,204,471
Principal payments on long-term debt                                 (2,352,197)        (4,432,101)         (1,551,049)
Issuance of common stock                                                  8,000             28,621             256,639
Purchases of common stock, held in treasury                                                                   (814,545)
                                                               -----------------   ----------------   -----------------
            Net cash (used in) provided by financing
               activities                                            (2,344,197)        (4,403,480)          7,095,516

                                                               -----------------   ----------------   -----------------
NET INCREASE (DECREASE) IN CASH                                         290,263            116,992          (1,878,490)
CASH AND CASH EQUIVALENTS, beginning of
     year                                                               247,657            130,665           2,009,155
                                                               -----------------   ----------------   -----------------
CASH AND CASH EQUIVALENTS, end of year                           $      537,920      $     247,657      $      130,665
                                                               -----------------   ----------------   -----------------

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                                    $      235,779      $     573,029      $      315,876
                                                               =================   ================   =================
     Income taxes                                                $    2,131,344      $   2,445,957      $    2,067,337
                                                               =================   ================   =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NONCASH TRANSACTIONS:

     During 2001, the Company assumed long-term debt of $654,467, net of discount of $95,533, and accrued liabilities of $196,677 in connection with the acquisition of the Junior Juice trademark.

     During 2000, the Company entered into capital leases of $546,972 for the acquisition of promotional vehicles.

     During 2000, the Company reduced its tax liability and increased additional paid-in-capital in the amount of $71,600 in connection with the exercise of certain stock options.

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

     Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hansen and its wholly owned subsidiaries, HBC, HEB, Blue Sky and Junior Juice since their respective dates of incorporation. All intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications - Certain reclassifications have been made in the consolidated financial statements to conform to the 2002 presentation.

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

     Trademark License and Trademarks - Trademark license and trademarks represents the Company's exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001 (Note 2). The Company amortizes its trademark license and trademarks over 1 to 40 years. The adoption of SFAS No. 142, as described below, resulted in the elimination of amortization of indefinite life assets, which reduced the trademark amortization expense recognized by the Company in 2002.

     Long-Lived Assets- Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of December 31, 2002.

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Freight  Costs and  Reimbursement  of Freight  Costs - In  accordance  with
Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2002, 2001, and 2000, freight-out costs amounted to $5.8 million, $4.2 million, and $4.1 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling, general and administrative expenses amounted to $7.3 million, $4.3 million, and $5.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $13.5 million, $12.2 million, and $8.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Change in Accounting for Promotional Allowances - Prior to 2002, the Company included its promotional allowances in selling, general and administrative expenses. Effective the first quarter of 2002, the Company adopted the consensus of the Financial Accounting Standards Board's ("FASB") EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which addresses various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9 was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of net sales or as cost of goods sold. The Company adopted EITF No. 01-9 on January 1, 2002. The effect of the change in accounting related to the adoption of EITF No. 01-9 for the year ended December 31, 2002 was to decrease net sales by $14,846,875, increase cost of goods sold by $220,394 and decrease selling, general and administrative expenses by $15,067,269. The consolidated financial statements for the years ended December 31, 2001 and 2000 have been revised to reclassify such expenses and allowances as a reduction of net sales and increase of cost of sales in accordance with EITF 01-9. For the year ended December 31, 2001, $11,621,396 has been reclassified as a reduction to net sales and $341,332 as an increase in cost of sales, both of which were previously reported as selling, general and administrative expense. For the year ended December 31, 2000, $8,026,724 has been reclassified as a reduction of net sales and $133,390 as an increase in cost of sales, both of which were previously reported as selling, general and administrative expense.

     Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25) and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, (SFAS No. 123) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in the years 2000 through 2002 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                    2002         2001         2000
                                                    ----         ----         ----
Net income, as reported                          $3,029,195   $3,019,353   $3,915,126
Less: total stock based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                           356,914      336,376      281,278
Net income, pro forma                            $2,672,281   $2,682,977   $3,633,848

Net income per common share, as reported
  Basic                                          $     0.30   $     0.30   $     0.39
  Diluted                                        $     0.29   $     0.29   $     0.38

Net income per common share, pro forma
  Basic                                          $     0.27   $     0.27   $     0.36
  Diluted                                        $     0.26   $     0.26   $     0.35

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                 Risk-Free
        Dividend Yield   Expected Volatility   Interest Rate   Expected Lives
        --------------   -------------------   -------------   --------------
2002          0%                 8%                 4.6%           8 years
2001          0%                30%                 4.6%           6 years
2000          0%                48%                 6.0%           6 years

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

     One customer accounted for approximately 18%, 18%, and 23% of the Company's sales for the years ended December 31, 2002, 2001 and 2000, respectively. A decision by that, or any other major customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

     During 2002, 2001 and 2000, sales outside of California represented 42%, 39% and 37% of the aggregate sales of the Company, respectively.

     Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management's expectations.

     Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2002, management believes that the carrying amount of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2002 approximates fair value.

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

     Segment Information - The Company's operating segments have been aggregated into one reportable segment due to similarities of the economic characteristics and nature of operations among the operations represented by the Company's various product lines.

     Change in Accounting for Goodwill and Other Intangible Assets - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Upon adoption of SFAS No. 142, the Company evaluated the useful lives of its various trademark licenses and trademarks and concluded that certain of the trademark licenses and trademarks have indefinite lives. Unamortized trademark licenses and trademarks ceased to be amortized effective January 1, 2002 and are subject to annual impairment analysis. Had the non-amortization provision of SFAS No. 142 been adopted as of January 1, 2000, net income and net income per share for the years ended December 31, 2002, 2001, and 2000 would have been adjusted as follows:

                                                                    For the years ended December 31,
                                                            2002                2001                2000
                                                      ----------------    ----------------    ----------------
Net income, as reported                                  $3,029,195          $3,019,353          $3,915,126
Add back:  Amortization of trademark licenses and
  trademarks (net of tax effect)                               -                292,241             211,716
                                                      ----------------    ----------------    ----------------
Adjusted net income                                      $3,029,195          $3,311,594          $4,126,842
                                                      ================    ================    ================


Net income per common share - basic, as
  reported                                               $     0.30          $     0.30          $     0.39
Amortization of trademark licenses and
  trademarks (net of tax effect)                               -                   0.03                0.02
                                                      ----------------    ----------------    ----------------
Adjusted net income per common share -
  basic                                                  $     0.30          $     0.33          $     0.41
                                                      ================    ================    ================


Net income per common share - diluted, as
  reported                                               $     0.29          $     0.29          $     0.38
Amortization of trademark licenses and
  trademarks (net of tax effect)                               -                   0.03                0.02
                                                      ----------------    ----------------    ----------------
Adjusted net income per common share  -
  diluted                                                $     0.29          $     0.32          $     0.40
                                                      ================    ================    ================

     On January 1, 2002 and December 31, 2002, the trademark licenses and trademarks were tested for impairment in accordance with the provisions of SFAS

No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at those times. In addition, the remaining useful lives of trademark licenses and trademarks being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company's trademark licenses and trademarks as of December 31:

                                                        2002           2001
                                                        ----           ----

Amortizing trademark licenses and trademarks       $  1,138,902    $  1,113,882
Accumulated amortization                                (84,330)        (38,075)
                                                   -------------   -------------
                                                      1,054,572       1,075,807
Non-amortizing trademark licenses and trademarks     16,305,883      16,274,414
                                                   -------------   -------------
                                                   $ 17,360,455    $ 17,350,221
                                                   =============   =============

     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 40 years (weighted average life of 30 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the year ended December 31, 2002 was $54,558. As of December 31, 2002, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2008 is:

             2003                                       $41,330
             2004                                        38,105
             2005                                        38,105
             2006                                        37,990
             2007                                        32,745



     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has performed an analysis and determined that the adoption of this Statement had no effect on the earnings or financial position of the Company.

     In April 2002 the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company has not yet determined the effect, if any, of the adoption of this Statement.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial
Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted Statement No. 148 as of December 31, 2002 and has complied with the new disclosure requirements.

     In  November  2002 the  FASB  issued  Interpretation  No.  45,  Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002 (Note 6).The Company does not expect that the adoption of the initial recognition and measurement provisions of FIN No. 45 will have a material impact on its financial position, cash flows or results of operations.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company has no interests in variable interest entities, the Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

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

     The acquisitions have been accounted for as purchases in accordance with Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. Accordingly, the purchase prices, inclusive of certain acquisition costs, were allocated to the tangible and intangible assets acquired based on a valuation of their respective fair values at the date of acquisition. The purchase price for the acquisition of Blue Sky, inclusive of certain acquisition costs, was financed through the Company's credit facility (Note 5). The purchase price for the acquisition of Junior Juice was financed by the issuance of a note payable to Pasco Juice, Inc., payable over five years and the assumption of certain liabilities (Note 5).

     Trademarks acquired are evaluated and amortized in accordance with SFAS No.
142. The operating results of Blue Sky and Junior Juice have been included in the Company's results of operations since the respective dates of acquisition.

3.       INVENTORIES

     Inventories consist of the following at December 31:

                                                2002                2001
                                                ----                ----
Raw materials                              $  4,267,055        $  4,742,102
Finished goods                                8,023,118           7,615,345
                                          --------------      --------------
                                             12,290,173          12,357,447
Less inventory reserves                        (646,439)           (400,767)
                                          --------------      --------------
                                           $ 11,643,734        $ 11,956,680
                                          ==============      ==============

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                      2002              2001
                                                      ----              ----
Leasehold improvements                            $   290,615      $   283,103
Furniture and office equipment                        776,401          707,025
Equipment and vehicles                              2,712,838        2,450,257
                                                 -------------    --------------
                                                    3,779,854        3,440,385
Less accumulated depreciation and amortization     (1,917,047)      (1,495,239)
                                                 -------------    --------------
                                                  $ 1,862,807      $ 1,945,146
                                                 =============    ==============

5. LONG-TERM DEBT

     In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. Such revolving line of credit and term loan were secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. In 2000, HBC entered into a modification agreement with Comerica to amend certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on the bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of the Company.

     The initial use of proceeds under the Modification Agreement was to pay the seller in connection with the acquisition of the Blue Sky business, to repay the remaining $807,000 balance due under the term loan and to provide additional working capital. The Company's outstanding borrowings on the line of credit at December 31, 2002 were $3.0 million.

     The credit facility contains financial covenants which require the Company to maintain certain financial ratios and achieve certain levels of annual income. The facility also contains certain non-financial covenants. At December 31, 2002, the Company was in compliance with all covenants.

     During 2000, the Company entered into capital leases for acquisition of certain vehicles, payable over a five-year period and having an effective interest rate of 8.8%. At December 31, 2002 and 2001, the assets acquired under capital leases had a net book value of $285,085 and $402,387, net of accumulated depreciation of $301,422 and $184,120, respectively.


     Long-term debt consists of the following at December 31:

                                                                                2002             2001
                                                                                ----             ----
Line of credit from Comerica, collateralized by substantially all of
HBC's assets, at an effective interest rate of LIBOR plus 2.5% (4.0%
as of  December 31, 2002), due in September 2005                            $ 2,969,000      $ 4,978,000

Note payable to Pasco Juices, Inc., collateralized by the Junior Juice trademark, payable in quarterly installments of varying amounts through
May 2006, net of unamortized discount based on imputed interest rate of
4.5% of $77,976 at December 31, 2002                                            543,131          643,806

Note payable in connection with the acquisition of the Hansen's(R)
trademark and trade name, payable in three equal annual installments of
$143,750 each, paid in full in August 2002                                                       143,750

Capital leases, collateralized by vehicles acquired, payable over 60 months in monthly installments at an effective interest rate of 8.8%,
with final payments ending in 2005                                              324,649          423,421
                                                                           -------------    -------------
                                                                              3,836,780        6,188,977
Less: current portion of long-term debt                                        (230,740)        (337,872)
                                                                           -------------    -------------
                                                                            $ 3,606,040      $ 5,851,105
                                                                           =============    =============

     Long-term debt is payable as follows:

              Year ending December 31:
              2003                                    $   230,740
              2004                                        264,234
              2005                                      3,195,314
              2006                                        146,492
                                                     -------------
                                                      $ 3,836,780
                                                     =============

     Interest expense amounted to $224,748, $520,160 and $380,651, for the years ended December 31, 2002, 2001 and 2000, respectively.

6. COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company leases its warehouse facility and corporate offices under a 10 year lease beginning October 2000, when the Company first occupied the facility. The facility lease and certain equipment and other non-cancelable operating leases expire through 2010. The facility lease has scheduled rent increases which are accounted for on a straight-line basis. Rent expense under such leases amounted to $643,827, $644,454, and $416,505 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum rental payments at December 31, 2002 under the leases referred to above are as follows:

              Year ending December 31:
              2003                                       $    653,727
              2004                                            656,536
              2005                                            658,179
              2006                                            680,708
              2007                                            660,468
              Thereafter                                    1,879,017
                                                        --------------
                                                         $  5,188,635
                                                        ==============

     Employment and Consulting Agreements - On January 1, 1999, the Company entered into an employment agreement with Rodney C. Sacks and Hilton H. Schlosberg pursuant to which Mr. Sacks and Mr. Schlosberg render services to the Company as its Chairman and Chief Executive Officer, and its Vice Chairman, President and Chief Financial Officer, respectively. The agreements provide for an annual base salary of $180,000 each, increasing by a minimum of 8% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors of the Company as well as certain fringe benefits for the period commencing January 1, 1999 and ending December 31, 2003. After such date, such agreements provide for automatic annual renewals unless written notice is delivered to each of them by June 30, 2003 or any subsequent June 30 thereafter.

     Litigation - The Company is subject to, and involved in, claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

     Guarantees - The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company's officers, directors and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) certain purchase agreements under which the Company may have to indemnify the Company's customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company's products, and (iii) certain real estate leases, under which the Company may be required to indemnify property owners for liabilities and other claims arising from the Company's use of the applicable premises.

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Further, the Company believes that its insurance cover is adequate to cover any liabilities or claims arising out of such instances referred to above. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2002.

7. INCOME TAXES

     Components of the income tax provision are as follows:

                                         Year Ended December 31,
                                2002             2001             2000
                                ----             ----             ----
Current income taxes:
Federal                     $ 1,173,693      $ 1,248,119      $ 2,106,316
State                           339,825          292,202          599,056
                           -------------    -------------    -------------
                              1,513,518        1,540,321        2,705,372
Deferred income taxes:
Federal                         448,239          373,217          (57,309)
State                            74,223           99,364          (32,077)
                           -------------    -------------    -------------
                                522,462          472,581          (89,386)
                           -------------    -------------    -------------
                            $ 2,035,980      $ 2,012,902      $ 2,615,986
                           =============    =============    =============

     The differences between the income tax provision that would result from applying the 34% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

                                                     Year Ended December 31,
                                                2002           2001          2000
                                                ----           ----          ----
Income tax provision using the
  statutory rate                            $ 1,722,160    $ 1,710,967   $ 2,220,578
State taxes, net of federal tax benefit         267,440        293,602       380,945
Permanent differences                            46,380         31,423        31,865
  Other                                                        (23,090)      (17,402)
                                           ------------- -------------- -------------
                                            $ 2,035,980   $  2,012,902   $ 2,615,986
                                           ============= ============== =============

     Major components of the Company's deferred tax assets (liabilities) at December 31 are as follows:
                                                    2002             2001
                                                    ----             ----
Reserves for returns                           $    70,487      $   180,048
Reserves for bad debts                              86,484           65,885
Reserves for obsolescence                          271,504          171,689
Reserves for marketing development fund            326,760          159,327
Capitalization of inventory costs                  145,553          115,783
State franchise tax                                214,209          230,343
Accrued compensation                                30,956           26,101
Amortization of graphic design                     315,726          229,094
                                              -------------    -------------
  Total deferred tax asset                       1,461,679        1,178,270

Amortization of trademark license               (2,617,097)      (1,924,778)
Depreciation                                      (232,146)        (118,594)
                                              -------------    -------------
  Total deferred tax liability                  (2,849,243)      (2,043,372)
                                              -------------    -------------
      Net deferred tax liability               $(1,387,564)     $  (865,102)
                                              =============    =============

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

Options  granted under the 2001 Option Plan may be incentive stock options under
Section 422 of the Internal Revenue Code, as amended (the "Code"), nonqualified stock options, or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of December 31, 2002, options to purchase 529,500 shares of Hansen common stock had been granted under the 2001 Option Plan and options to purchase 1,433,500 shares of Hansen common stock remain available for grant under the 2001 Option Plan.

     The Plan, as amended, provided for the granting of options to purchase not more than 3,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries through July 1, 2001. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 2002, options to purchase 2,111,700 shares of Hansen common stock had been granted under the Plan, net of options that have expired.

     The Directors Plan provides for the grant of options to purchase up to 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company (the "Board") pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a non-employee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 2002, options to purchase 36,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 64,000 shares of Hansen common stock remained available for grant.

     For the years ended December 31, 2002, 2001, and 2000, the Company granted 529,500, 122,500, and 189,000 options to purchase shares under the Plan, the 2001 Option Plan, and Directors Plan at a weighted average grant date fair value of $1.33, $1.36, and $2.26, respectively. Additional information regarding the plans is as follows:

                                    2002                        2001                         2000
                                    ----                        ----                         ----
                                         Weighted                    Weighted                     Weighted
                                         average                     average                       average
                                         exercise                    exercise                     exercise
                             Shares       price          Shares       price           Shares        price
                         ------------- ------------- ------------- ------------- -------------- --------------
Options
  outstanding,
  beginning of year        1,053,400       $3.04       1,134,400       $2.84       1,093,327         $2.60
Options granted              529,500       $3.64         122,500       $3.49         189,000         $4.15
Options
  exercised                   (8,000)      $1.00        (152,500)      $1.59         (38,327)        $1.49
Options canceled
  or expired                 (73,000)      $2.54         (51,000)      $4.06        (109,600)        $3.17
                         ------------- ------------- ------------- ------------- -------------- --------------
Options
  outstanding,
  end of year              1,501,900       $3.29       1,053,400       $3.04       1,134,400         $2.84
                         =============               =============               ==============
Option price ra                         $1.00 to                    $0.75 to                      $0.75 to
  end of year                              $5.25                       $5.25                         $5.25

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

                   ------------------------------------------ -------------------------
                                 Options Outstanding              Options Exercisable
                   ------------------------------------------ -------------------------
                                      Weighted
                      Number          average       Weighted      Number       Weighted
                   outstanding at     remaining      average   exercisable at   average
   Range of         December 31,     contractual    exercise    December 31,   exercise
exercise prices        2002        life (in years)    price         2002         price
                  --------------- ---------------- ---------- ---------------- --------
$1.00 to $1.13         216,000       Less than 1      $1.05        216,000       $1.05
$1.59 to $1.79         127,900            3           $1.63        127,900       $1.63
$3.02 to $3.95         688,000            8           $3.58         58,300       $3.54
$4.15 to $4.38         341,000            3           $4.25        221,200       $4.26
$4.44 to $5.25         129,000            3           $4.56         80,400       $4.55
                  ---------------                             ----------------
                     1,501,900                                     703,800
                  ===============                             ================

9. EMPLOYEE BENEFIT PLAN

     Employees of Hansen Natural Corporation may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee's earnings. Matching contributions were $64,949, $58,211, and $49,323 for the years ended December 31, 2002, 2001 and 2000 respectively.

10. RELATED-PARTY TRANSACTIONS

     A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred to such firm in connection with services rendered to the Company during the years ended December 31, 2002, 2001 and 2000 were $79,843, $193,350, and $180,954, respectively.

     Two directors of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred to such company in connection with promotional materials purchased during the years ended December 31, 2002, 2001 and 2000 were $164,199, $164,638, and $115,520, respectively.

11. QUARTERLY FINANCIAL DATA (Unaudited)
                                                                Net Income per
                                                                 Common Share
                                                               ---------------
                        Net Sales    Gross Profit  Net Income   Basic  Diluted
                      ------------- ------------- ------------ ------- -------
Quarter ended:
  March 31, 2002       $18,592,394   $ 6,810,081   $  410,645   $0.04   $0.04
  June 30, 2002         26,264,788     9,833,837    1,271,083    0.13    0.12
  September 30, 2002    26,985,256     9,677,851    1,270,225    0.12    0.12
  December 31, 2002     20,203,924     6,921,924       77,242    0.01    0.01
                      ------------- ------------- ------------ ------- -------
                       $92,046,362   $33,243,693   $3,029,195   $0.30   $0.29
                      ============= ============= ============ ======= =======
Quarter ended:
  March 31, 2001       $16,908,114   $ 6,300,246   $  325,448   $0.03   $0.03
  June 30, 2001         22,337,607     8,212,872    1,107,525    0.11    0.11
  September 30, 2001    23,010,637     8,387,500    1,258,732    0.13    0.12
  December 31, 2001     18,401,959     5,961,160      327,648    0.03    0.03
                      ------------- ------------- ------------ ------- -------
                       $80,658,317   $28,861,778   $3,019,353   $0.30   $0.29
                      ============= ============= ============ ======= =======

     Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


               Balance at        Charged to
              beginning of        cost and                        Balance at end
Description       period          expenses       Deductions          of period
-----------   -------------     -----------     -------------     --------------
Allowance for doubtful accounts, sales returns and cash discounts:

2002           $   625,270       3,108,031       (2,634,656)        $ 1,098,645
2001           $   486,462       3,187,101       (3,048,293)        $   625,270
2000           $   415,305       2,171,731       (2,100,574)        $   486,462

Promotional allowances:

2002           $ 2,981,556      12,660,386      (12,471,771)        $ 3,170,171
2001           $ 2,370,260      12,167,783      (11,556,487)        $ 2,981,556
2000           $ 1,651,604       8,295,866       (7,577,210)        $ 2,370,260

Inventory reserves:

2002           $   400,767         269,530          (23,858)        $   646,439
2001           $   168,409         262,187          (29,829)        $   400,767
2000           $   163,048         249,067         (243,706)        $   168,409