Form 10-Q
period 2003-03-31
HANSEN NATURAL CORP
filed 2003-05-15
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For the Quarterly Period Ended March 31, 2003 Commission file number 0-18761


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

                                    Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes   No X


     The registrant had 10,253,203 shares of common stock outstanding as of May 2, 2003.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                 March 31, 2003

                                      INDEX



                                                                       Page No.

Part I.         FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

                Consolidated Balance Sheets as of March 31, 2003
                (Unaudited) and December 31, 2002                             3

                Consolidated Statements of Income for the three-months
                ended March 31, 2003 and 2002 (Unaudited)                     4

                Consolidated Statements of Cash Flows for the three-months
                ended March 31, 2003 and 2002 (Unaudited)                     5

                Notes to Consolidated Financial Statements                    6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          10

Item 3.         Qualitative and Quantitative Disclosures about Market Risk   16

Item 4.         Controls and Procedures                                      17


Part II.        OTHER INFORMATION

Items 1-5.      Not Applicable                                               18

Item 6.         Exhibits and Reports on Form 8-K                             18

                Signatures                                                   18

                Certifications                                               19

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 (Unaudited) AND DECEMBER 31, 2002

                                                                                 2003                 2002
                                                                           ------------------   ------------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $  2,209,312         $    537,920
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $948,071 in 2003 and
     $1,098,645 in 2002 and promotional allowances of
     $4,205,515 in 2003 and $3,170,171 in 2002                                     6,667,860            5,949,402
Inventories, net                                                                  11,029,645           11,643,734
Prepaid expenses and other current assets                                            940,774            1,627,685
Deferred income tax asset                                                          1,145,133            1,145,133
                                                                           ------------------   ------------------
     Total current assets                                                         21,992,724           20,903,874

PROPERTY AND EQUIPMENT, net                                                        2,017,435            1,862,807

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
     amortization of $94,746 in 2003 and $84,330 in 2002)                         17,352,174           17,360,455
Deposits and other assets                                                            369,137              336,369
                                                                           ------------------   ------------------
                                                                                  17,721,311           17,696,824
                                                                           ------------------   ------------------
                                                                                $ 41,731,470         $ 40,463,505
                                                                           ==================   ==================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                                $  6,052,991         $  4,732,261
Accrued liabilities                                                                  934,660              680,959
Accrued compensation                                                                 168,432              310,064
Current portion of long-term debt                                                    227,535              230,740
                                                                           ------------------   ------------------
     Total current liabilities                                                     7,383,618            5,954,024

LONG-TERM DEBT, less current portion                                               2,593,096            3,606,040

DEFERRED INCOME TAX LIABILITY                                                      2,532,697            2,532,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000 shares
     authorized; 10,459,964 shares issued, 10,253,203
     outstanding in 2003; 10,259,764 shares issued, 10,053,003
     outstanding in 2002                                                              52,300               51,299
Additional paid-in capital                                                        12,151,807           11,934,564
Retained earnings                                                                 17,832,497           17,199,426
Common stock in treasury, at cost; 206,761 in 2003 and 2002                         (814,545)            (814,545)
                                                                           ------------------   ------------------
     Total shareholders' equity                                                   29,222,059           28,370,744
                                                                           ------------------   ------------------
                                                                                $ 41,731,470         $ 40,463,505
                                                                           ==================   ==================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                            ---------------------------------------
                                                                                  2003                 2002
                                                                            ------------------   ------------------

GROSS SALES                                                                      $ 27,695,875         $ 22,506,610

LESS:  Discounts, allowances and promotional payments                               5,609,527            3,914,216
                                                                            ------------------   ------------------

NET SALES                                                                          22,086,348           18,592,394

COST OF SALES                                                                      13,786,527           11,782,313
                                                                            ------------------   ------------------

GROSS PROFIT                                                                        8,299,821            6,810,081

OPERATING EXPENSES:
Selling, general and administrative                                                 7,192,187            6,031,864
Amortization of trademark license and trademarks                                       10,416               12,776
                                                                            ------------------   ------------------

     Total operating expenses                                                       7,202,603            6,044,640
                                                                            ------------------   ------------------

OPERATING INCOME                                                                    1,097,218              765,441

NONOPERATING EXPENSE                                                                   33,231               75,292
                                                                            ------------------   ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                            1,063,987              690,149

PROVISION FOR INCOME TAXES                                                            430,916              279,504
     (Note 7)
                                                                            ------------------   ------------------

NET INCOME                                                                       $    633,071         $    410,645
                                                                            ==================   ==================

NET INCOME PER COMMON SHARE:
     Basic                                                                       $       0.06         $       0.04
                                                                            ==================   ==================
     Diluted                                                                     $       0.06         $       0.04
                                                                            ==================   ==================

NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                                         10,189,847           10,050,893
                                                                            ==================   ==================
     Diluted                                                                       10,435,953           10,339,732
                                                                            ==================   ==================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)

                                                                                       2003                 2002
                                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $   633,071         $    410,645
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Amortization of trademark license and trademarks                                       10,416               12,776
     Depreciation and other amortization                                                   125,741              118,897
     Loss on disposal of plant and equipment                                                11,361
     Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                              (718,458)          (1,791,972)
         Inventories                                                                       614,089            1,782,012
         Prepaid expenses and other current assets                                         255,995               36,865
         Accounts payable                                                                1,320,730             (195,405)
         Accrued liabilities                                                               253,701             (111,911)
         Accrued compensation                                                             (141,632)            (104,402)
         Income taxes payable/prepaid income taxes                                         430,916
                                                                                 ------------------   ------------------
            Net cash provided by operating activities                                    2,795,930              157,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                       (311,518)            (106,115)
Proceeds from sale of property and equipment                                                19,788
Increase in trademark license and trademarks                                                (2,135)             (18,245)
(Increase) decrease in deposits and other assets                                           (32,768)              47,327
                                                                                 ------------------  -------------------
            Net cash used in investing activities                                         (326,633)             (77,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt                                                                                    174,000
Principal payments on long-term debt                                                    (1,016,149)             (58,730)
Issuance of common stock                                                                   218,244                8,000
                                                                                 ------------------   ------------------
            Net cash (used in) provided by financing activities                           (797,905)             123,270

                                                                                 ------------------   ------------------
NET INCREASE IN CASH                                                                     1,671,392              203,742
CASH AND CASH EQUIVALENTS, beginning of year                                               537,920              247,657
                                                                                 ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                                                 $ 2,209,312         $    451,399
                                                                                 ==================   ==================


SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                                                          $    34,990         $     72,858
                                                                                 ==================   ==================
     Income taxes                                                                      $       -           $    276,000
                                                                                 ==================   ==================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2002, which is incorporated by reference, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"). Additionally, the Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company. The information set forth in these interim consolidated financial statements for the three-months ended March 31, 2003 and 2002 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim condensed, consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Trademark License and Trademarks - Trademark license and trademarks represents the Company's exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks over 1 to 25 years. The adoption of SFAS No. 142, as described below, resulted in the elimination of amortization of indefinite life assets, which reduced the trademark amortization expense recognized by the Company in 2002.

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling, general and administrative expenses amounted to $1.7 million and $1.1 million for the three-months ended March 31, 2003 and 2002, respectively. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $3.4 million and $2.4 million for the three-months ended March 31, 2003 and 2002, respectively.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB Opinion No. 25") and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, (SFAS No. 123) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in the years 2001 through 2003 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the three-months ended March 31 would have been reduced to the pro forma amounts indicated below:

                                                    Three Months Ended March 31,
                                                          2003           2002
                                                         ------         ------
Net income, as reported                                 $633,071      $410,645
Less: total stock based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                   54,810        64,712

Net income, pro forma                                   $578,261      $345,933


Net income per common share, as reported - Basic           $0.06         $0.04
Net income per common share, as reported - Diluted         $0.06         $0.04

Net income per common share, pro forma - Basic             $0.06         $0.03
Net income per common share, pro forma - Diluted           $0.06         $0.03


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                   Risk-Free
        Dividend Yield    Expected Volatility    Interest Rate    Expected Lives
       ----------------  ---------------------  ---------------  ---------------
2003         0%                  15%                 3.9%            8 years
2002         0%                   8%                 4.6%            8 years


3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The initial adoption of these Statements did not have a material impact on the Condensed Consolidated Statements of Income.

     In April 2002 the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The initial adoption of this Statement did not have a material impact on the Condensed Consolidated Statements of Income.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In  November  2002 the  FASB  issued  Interpretation  No.  45,  Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The initial adoption of FIN No. 45 did not have a material impact on the Condensed Consolidated Statements of Income.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company has no interests in variable interest entities, the initial adoption of FIN No. 46 did not have a material impact on the Condensed Consolidated Statements of Income.

4. INVENTORIES

Inventories consist of the following at:

                                         March 31, 2002            December 31,
                                          (Unaudited)                 2002
                                        --------------           --------------
Raw Materials                            $  4,720,129             $  4,267,055
Finished Goods                              6,955,955                8,023,118
                                        --------------           --------------
                                           11,676,084               12,290,173
Less inventory reserves                      (646,439)                (646,439)
                                        --------------           --------------
                                         $ 11,029,645             $ 11,643,734
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

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of March 31, 2003.

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

General

     The increase in gross and net sales during the first quarter of 2003 was primarily attributable to sales of the Company's Monster energyTM drink, which was introduced in April 2002, Hansen's Diet Red Energy, which was introduced in October 2002 as well as increased sales of Natural Sodas in cans, Junior Juice(R), Apple Juice and juice blends. The increase in gross and net sales was partially offset by decreased sales of functional drinks, E2O Energy Water, Energade(R) energy sports drink and smoothies as compared to the first quarter of 2002.

     Gross profit for the three-months ended March 31, 2003, as a percentage of net sales, was 37.6%, which was higher than the 36.6% gross profit percentage achieved in the three-months ended March 31, 2002. The increase in gross profit percentage was primarily due to a change in the Company's product and customer mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended March 31, 2003 Compared to the Three-months Ended March 31, 2002

     Gross Sales. For the three-months ended March 31, 2003, gross sales were $27.7 million, an increase of $5.2 million or 23.1% higher than the $22.5 million gross sales for the three-months ended March 31, 2002. The increase in gross sales during the first quarter of 2003 is primarily attributable to the introduction of new products and increased sales of certain of our existing products as discussed below in "Net Sales".

     Net Sales. For the three-months ended March 31, 2003, net sales were $22.1 million, an increase of $3.5 million or 18.8% higher than the $18.6 million net sales for the three-months ended March 31, 2002. The increase in net sales was primarily attributable to sales of our Monster energyTM drink, which was introduced in April 2002, Hansen's Diet Red Energy, which was introduced in October 2002 as well as increased sales of Natural Sodas in cans, Junior Juice(R), Apple Juice and juice blends. The increase in gross and net sales was partially offset by decreased sales of functional drinks, E2O Energy Water, Energade(R) energy sports drink and smoothies as well as an increase in discounts, allowances and promotional payments including coupon promotions.

     Gross Profit. Gross profit was $8.3 million for the three-months ended March 31, 2003, an increase of $1.5 million or 21.9% higher than the gross profit for the three-months ended March 31, 2002 of $6.8 million. Gross profit as a percentage of net sales, increased to 37.6% for the three-months ended March 31, 2003 from 36.6% for the three-months ended March 31, 2002. The increase in gross profit was primarily attributable to the increase in gross sales whereas the increase in gross profit as a percentage of net sales was primarily attributable to a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $7.2 million for the three-months ended March 31, 2003, an increase of $1.2 million or 19.2% higher than total operating expenses of $6.0 million for the three-months ended March 31, 2002. Total operating expenses as a percentage of net sales increased slightly to 32.6% for the three-months ended March 31, 2003 as compared to 32.5% for the three-months ended March 31, 2002. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling, general and administrative expenses were $7.2 million for the three-months ended March 31, 2003, an increase of $1.2 million or 19.2% higher than selling, general and administrative expenses of $6.0 million for the three-months ended March 31, 2002. The increase in selling expenses was primarily attributable to an increase in distribution expenses and expenditures for sponsorships and endorsements, in-store demonstrations and merchandise displays. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, travel and insurance expense.

     Operating Income. Operating income was $1.1 million for the three-months ended March 31, 2003, an increase of $332,000 or 43.3% higher than operating income of $765,000 for the three-months ended March 31, 2002. Operating income as a percentage of net sales increased to 5.0% for the three-months ended March 31, 2003 from 4.1% for the three-months ended March 31, 2002. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit achieved in the three months ended March 31, 2003 than the increase in operating expenses.

     Net Nonoperating Expense. Net nonoperating expense was $33,000 for the three-months ended March 31, 2003, a decrease of $42,000 from net non-operating expense of $75,000 for the three-months ended March 31, 2002. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances as well as lower interest rates payable on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2003 was $431,000 as compared to provision for income taxes of $280,000 for the comparable period in 2002. The effective tax rate for the three-months ended March 31, 2003 was 40.5% which was comparable to the effective tax rate for the three-months ended March 31, 2002. The $151,000 increase in provision for income taxes was primarily attributable to the increase in income before provision for income taxes.

     Net Income. Net income was $633,000 for the three-months ended March 31, 2003, an increase of $222,000 or 54.2% over net income of $411,000 for the three-months ended March 31, 2002. The increase in net income was attributable to the increase in gross profit of $1.5 million and decrease in nonoperating expense of $42,000 which was partially offset by the increase in operating expenses of $1.2 million and an increase in provision for income taxes of $151,000.

Liquidity and Capital Resources

     As at March 31, 2003, the Company had working capital of $14.6 million, as compared to working capital of $15.0 million as at December 31, 2002. The decrease in working capital is primarily attributable to the repayment by the Company of a portion of the Company's long-term debt and the acquisition of property and equipment and trademarks and an increase in deposits and other assets which was partially offset by net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization, an increase in deposits and other assets and receipts from the issuance of common stock and proceeds from the sale of property and equipment.

     Net cash provided by operating activities was $2.8 million for the three-months ended March 31, 2003 as compared to net cash provided by operating activities of $158,000 in the comparable period in 2002. For the three-months ended March 31, 2003, cash provided by operating activities was attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as increases in accounts payable and accrued liabilities and a decrease in inventories, prepaid income taxes and prepaid expenses and other current assets which was partially offset by an increase in accounts receivable and decreases in accrued compensation. Net cash provided by operating activities for the three-months ended March 31, 2002 was $158,000 and was primarily attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as decreases in inventories and prepaid expenses and other assets which was partially offset by increased accounts receivable and decreases in accounts payable, accrued liabilities and accrued compensation.

     Net cash used in investing activities increased to $327,000 for the three-months ended March 31, 2003 as compared to net cash used in investing activities of $77,000 for the comparable period in 2002. The increase in cash used in investing activities was primarily attributable to increased acquisitions of property and equipment and expenditures for trademarks and an increase in deposits and other assets which was partially offset by the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(r) brand, as well as the introduction of new product lines.

     Net cash used in financing activities was $798,000 for the three-months ended March 31, 2003 as compared to net cash provided by financing activities of $123,000 for the comparable period in 2002. The cash used in financing activities was due to increased principal payments of long-term debt which was partially offset by proceeds from the issuance of common stock. In the first quarter ended March 31, 2002, cash was provided by financing activities through an increase in long-term debt and proceeds from the issuance of common stock.

     In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan was secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. That facility was subsequently modified from time to time, and on September 19, 2000, HBC entered into modification agreement with

Comerica which amended certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of HBC from time to time. At March 31, 2003, $2,000,000 was outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $7,300,000.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with the financial covenants at March 31, 2003.

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

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for its working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of the common stock of the Company, as well as any purchases of capital assets or equipment during the current year.

Sales

     The table set forth below discloses selected quarterly data regarding sales for the first quarter for the past two years. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

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

                                                   Quarter ended March 31,
                                                      2003          2002
                                                ------------- -------------
     Unit Case Volume / Case Sales (in Thousands)     4,219         3,597

     Net Revenue                                    $22,086       $18,592


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

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

* Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
*    Changes in consumer preferences;
* Changes in demand that are weather related, particular in areas outside of California;
* Competitive products and pricing pressures and the Company's ability to gain or maintain share of sales in the marketplace as a result of actions by competitors;
*    The introduction of new products;

* Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, especially those that may affect the way in which the Company's products are marketed and/or labeled, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms and/or Federal Trade Commission and/or certain state regulatory agencies;
* Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
* The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
*    The Company's ability to penetrate new markets;
* The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
* Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
* The terms and/or availability of the Company's credit facilities and the actions of its creditors;
* The effectiveness of the Company's advertising, marketing and promotional programs;
* The Company's ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, smoothies in 11.5-ounce cans, E2O Energy Water, Energade, Monster energy drinks, soy smoothies, sparkling orangeades and lemonades in glass bottles and other products.

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

     At March 31, 2003, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the three-months ended March 31, 2003, the net impact on the Company's pre-tax earnings would have been approximately $25,000.

ITEM 4.  CONTROL AND PROCEDURES

     As of March 31, 2003, the Company, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934.)

     Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required. There were no significant changes in the Company's internal controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   May 15, 2003                    /s/ RODNEY C. SACKS
                                        ------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   May 15, 2003                    /s/ HILTON H. SCHLOSBERG
                                        ------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer

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


Date:   May 15, 2003                    /s/ RODNEY C. SACKS
                                        ------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

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


Date:   May 15, 2003                    /s/ HILTON H. SCHLOSBERG
                                        ------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Hansen Natural Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rodney C. Sacks, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Hilton H. Schlosberg, Vice Chairman of the Board of Directors, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 15, 2003                    /s/ RODNEY C. SACKS
                                        ------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   May 15, 2003                    /s/ HILTON H. SCHLOSBERG
                                        ------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer