Form 10-Q
period 2003-06-30
HANSEN NATURAL CORP
filed 2003-08-14
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2003      Commission file number 0-18761


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


                                (909) 739 - 6200
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    ----      -----


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes         No  X
                                    ----      -----

     The Registrant had 10,253,203 shares of common stock outstanding as of July 31, 2003.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                  June 30, 2003

                                      INDEX



                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2003
              (Unaudited) and December 31, 2002                                3

         Condensed Consolidated Statements of Income for the three-
              and six-months ended June 30, 2003 and 2002 (Unaudited)          4

         Condensed Consolidated Statements of Cash Flows for the three-
              and six-months ended June 30, 2003 and 2002 (Unaudited)          5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           19

Item 4.  Controls and Procedures                                              19


Part II. OTHER INFORMATION

Items 1-5. Not Applicable                                                     21

Item 6.  Exhibits and Reports on Form 8-K                                     21

         Signatures                                                           21

         Certifications                                                       22

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 (Unaudited) AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                                     June 30,           December 31,
                                                                                       2003                 2002
                                                                               ------------------   ------------------
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $   754,254          $   537,920
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $804,238 in 2003 and
     $1,098,645 in 2002 and promotional allowances of
     $4,607,943 in 2003 and $3,170,171 in 2002)                                        7,184,947            5,949,402
Inventories, net                                                                      13,129,754           11,643,734
Prepaid expenses and other current assets                                                769,445            1,627,685
Deferred income tax asset                                                              1,145,133            1,145,133
                                                                               ------------------   ------------------
     Total current assets                                                             22,983,533           20,903,874

PROPERTY AND EQUIPMENT, net                                                            2,436,463            1,862,807

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated                                  17,343,776           17,360,455
     amortization of $105,915 in 2003 and $84,330 in 2002)
Deposits and other assets                                                                313,035              336,369
                                                                               ------------------   ------------------
                                                                                      17,656,811           17,696,824
                                                                               ------------------   ------------------
                                                                                     $43,076,807          $40,463,505
                                                                               ==================   ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     $ 7,492,918          $ 4,732,261
Accrued liabilities                                                                      785,250              680,959
Accrued compensation                                                                     278,682              310,064
Current portion of long-term debt                                                        217,984              230,740
                                                                               ------------------   ------------------
     Total current liabilities                                                         8,774,834            5,954,024

LONG-TERM DEBT, less current portion                                                     570,033            3,606,040

DEFERRED INCOME TAX LIABILITY                                                          2,532,697            2,532,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized;
     10,459,964 shares issued, 10,253,203 outstanding in 2003;
     10,259,764 shares issued, 10,053,003 outstanding in 2002                             52,300               51,299
Additional paid-in capital                                                            12,151,807           11,934,564
Retained earnings                                                                     19,809,681           17,199,426
Common stock in treasury, at cost; 206,761 in 2003 and 2002                             (814,545)            (814,545)
                                                                               ------------------   ------------------
     Total shareholders' equity                                                       31,199,243           28,370,744
                                                                               ------------------   ------------------
                                                                                     $43,076,807          $40,463,505
                                                                               ==================   ==================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                June 30,
                                                    2003               2002                 2003              2002
                                                ------------       ------------         ------------      ------------
GROSS SALES                                     $35,059,970        $32,666,950          $62,755,845       $55,173,560

LESS:  Discounts, allowances
  and promotional payments                        6,650,832          6,402,162           12,260,359        10,316,378
                                                ------------       ------------         ------------      ------------
NET SALES                                        28,409,138         26,264,788           50,495,486        44,857,182

COST OF SALES                                    16,960,573         16,430,951           30,747,100        28,213,264
                                                ------------       ------------         ------------      ------------
GROSS PROFIT                                     11,448,565          9,833,837           19,748,386        16,643,918

OPERATING EXPENSES:
Selling, general and administrative               8,100,030          7,628,446           15,292,217        13,660,310
Amortization of trademark
  license and trademarks                             10,817             12,896               21,233            25,672
                                                ------------       ------------         ------------      ------------
     Total operating expenses                     8,110,847          7,641,342           15,313,450        13,685,982
                                                ------------       ------------         ------------      ------------
OPERATING INCOME                                  3,337,718          2,192,495            4,434,936         2,957,936

NET NONOPERATING EXPENSE                             14,723             56,211               47,954           131,503
                                                ------------       ------------         ------------      ------------
INCOME BEFORE PROVISION                           3,322,995          2,136,284            4,386,982         2,826,433
     FOR INCOME TAXES

PROVISION FOR INCOME
  TAXES                                           1,345,811            865,201            1,776,727         1,144,705
                                                ------------       ------------         ------------      ------------
NET INCOME                                       $1,977,184         $1,271,083           $2,610,255        $1,681,728
                                                ============       ============         ============      ============
NET INCOME PER COMMON SHARE:
     Basic                                       $     0.19         $     0.13           $     0.26        $     0.17
                                                ============       ============         ============      ============
     Diluted                                     $     0.19         $     0.12           $     0.25        $     0.16
                                                ============       ============         ============      ============

NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                       10,253,203         10,053,003           10,221,700        10,051,948
                                                ============       ============         ============      ============
     Diluted                                     10,454,084         10,337,861           10,445,069        10,338,797
                                                ============       ============         ============      ============

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
--------------------------------------------------------------------------------

                                                                                         June 30,             June 30,
                                                                                           2003                 2002
                                                                                   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $ 2,610,255          $ 1,681,728
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Amortization of trademark license and trademarks                                         21,233               25,672
     Depreciation and other amortization                                                     267,893              237,609
     Loss on disposal of plant and equipment                                                  11,361
     Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                              (1,235,545)          (3,287,453)
         Inventories                                                                      (1,486,020)             556,727
         Prepaid expenses and other current assets                                           402,055             (215,189)
         Accounts payable                                                                  2,760,657            2,767,768
         Accrued liabilities                                                                 104,291              (91,125)
         Accrued compensation                                                                (31,382)            (238,096)
         Income taxes payable/prepaid income taxes                                           456,185             (286,641)
                                                                                   ------------------   ------------------
            Net cash provided by operating activities                                      3,880,983            1,151,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (872,698)            (207,566)
Proceeds from sale of property and equipment                                                  19,788
Increase in trademark license and trademarks                                                  (4,554)             (27,663)
Decrease in deposits and other assets                                                         23,334              228,421
                                                                                   ------------------   ------------------
            Net cash used in investing activities                                           (834,130)              (6,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                      (3,048,763)          (1,239,223)
Issuance of common stock                                                                     218,244                8,000
                                                                                   ------------------   ------------------
            Net cash used in financing activities                                         (2,830,519)          (1,231,223)

                                                                                   ------------------   ------------------
NET INCREASE IN CASH                                                                         216,334              (87,031)
CASH AND CASH EQUIVALENTS, beginning of year                                                 537,920              247,657
                                                                                   ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                                                    $  754,254           $  160,626
                                                                                   ==================   ==================


SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                                                             $   55,014           $  137,246
                                                                                   ==================   ==================
     Income taxes                                                                         $1,320,542           $1,431,346
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

     The Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2003 and 2002 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim condensed, consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

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

     Trademark License and Trademarks - Trademark license and trademarks represents the Company's exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks with a finite life (as discussed below) over 1 to 40 years. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, as described below, resulted in the elimination of amortization of indefinite life assets. The following provides additional information concerning the Company's trademark licenses and trademarks as of June 30:

                                                    June 30,        June 30,
                                                      2003            2002
                                                --------------  --------------
Amortizing trademark licenses and trademarks     $ 1,149,140     $ 1,125,180
Accumulated amortization                            (105,915)        (55,444)
                                                --------------  --------------
                                                   1,043,225       1,069,736
Non-amortizing trademark licenses and trademarks  16,300,551      16,282,476
                                                --------------  --------------
                                                 $17,343,776     $17,352,212
                                                ==============  ==============

     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 40 years (weighted average life of 30 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the six-months ended June 30, 2003 was $21,233. As of June 30, 2003, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2008 is:

                        2003 - Remainder       $22,786
                        2004                    39,993
                        2005                    38,858
                        2006                    38,715
                        2007                    33,164
                        2008                    33,015

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling, general and administrative expenses amounted to $3.9 million and $2.7 million for the six-months ended June 30, 2003 and 2002, respectively. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $7.4 million and $6.6 million for the six-months ended June 30, 2003 and 2002, respectively.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the six-months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

                                                      Six Months Ended June 30,
                                                        2003            2002
                                                    ------------    ------------
Net income, as reported                              $2,610,256      $1,681,728
Less: total stock based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                            109,266         116,196
Net income, pro forma                                $2,500,990      $1,565,532

Net income per common share, as reported - Basic     $     0.26      $     0.17
Net income per common share, as reported - Diluted   $     0.25      $     0.16

Net income per common share, pro forma - Basic       $     0.24      $     0.16
Net income per common share, pro forma - Diluted     $     0.24      $     0.15

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

           Dividend            Expected          Risk-Free           Expected
             Yield            Volatility       Interest Rate           Lives
         --------------     --------------     --------------     --------------
2003           0%                 14%               3.5%              8 years
2002           0%                  8%               4.6%              8 years


3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The FASB recently issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The initial adoption of SFAS No. 143 did not have an impact on the Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2003.

     In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Results of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The initial adoption of this Statement did not have a material impact on the Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2003.

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

     In November 2002 the FASB issued Interpretation ("FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The initial adoption of FIN No. 45 did not have a material impact on the Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2003.

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

4. INVENTORIES

     Inventories consist of the following at:

                                                  June 30,
                                                    2003          December 31,
                                                 (Unaudited)          2002
                                                ------------      ------------
Raw Materials                                   $ 4,179,747       $ 4,267,055
Finished Goods                                    9,641,837         8,023,118
                                                ------------      ------------
                                                 13,821,584        12,290,173
Less inventory reserves                            (691,830)         (646,439)
                                                ------------      ------------
                                                $13,129,754       $11,643,734
                                                ============      ============

5. COMMITMENTS

     In March 2003, the Company entered into a one-year annually renewable contract requiring $250,000 quarterly payments commencing January 1, 2004 in exchange for certain advertising and promotional displays.

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

     Trademark License and Trademarks - Trademark license and trademarks represent primarily the Company's ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages, water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, the Company discontinued amortization of indefinite-lived trademark licenses and trademarks while continuing to amortize remaining trademark licenses and trademarks over one to 40 years.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of June 30, 2003.

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

     In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenues data and future sales estimates for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

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

General

     The increase in gross and net sales for the six-months ended June 30, 2003 was primarily attributable to sales of our Monster energyTM drink, which was introduced in April 2002, and increased sales of Natural Sodas in cans. The increase in net sales was also attributable, to a lesser extent, to sales of Hansen's Diet Red Energy, which was introduced in October 2002 as well as increased sales of Junior Juice(R), Apple Juice and juice blends. The increase in gross and net sales was partially offset by decreased sales of Hansen(R)branded functional drinks in 8.3-ounce cans, E2O Energy Water, Energade(R) energy sports drinks, smoothies in cans and plastic bottles and soy smoothies as well as an increase in discounts, allowances and promotional payments including coupon promotions.

     Gross profit for the six-months ended June 30, 2003, as a percentage of net sales, was 39.1%, which was higher than the 37.1% gross profit percentage achieved in the six-months ended June 30, 2002. The increase in gross profit percentage was primarily due to a change in the Company's product and customer mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended June 30, 2003 Compared to the Three-months Ended June 30, 2002

     Gross Sales. For the three-months ended June 30, 2003, gross sales were $35.1 million, an increase of $2.4 million or 7.3% higher than the $32.7 million gross sales for the three-months ended June 30, 2002. The increase in gross sales during the second quarter of 2003 is primarily attributable to the introduction of new products and increased sales of certain of our existing products as discussed below in "Net Sales".

     Net Sales. For the three-months ended June 30, 2003, net sales were $28.4 million, an increase of $2.1 million or 8.2% higher than the $26.3 million net sales for the three-months ended June 30, 2002. The increase in net sales was primarily attributable to sales of our Monster energyTM drink, which was introduced in April 2002, and increased sales of Natural Sodas in cans. The increase in net sales was also attributable, to a lesser extent, to sales of Hansen's Diet Red Energy, which was introduced in October 2002 as well as increased sales of Junior Juice(R) and smoothies in glass bottles. The increase in gross and net sales was partially offset by decreased sales of Hansen(R) branded functional drinks in 8.3-ounce cans, E2O Energy Water, soy smoothies, smoothies in cans and plastic bottles and Energade(R) energy sports drinks as well as an increase in discounts, allowances and promotional payments including coupon promotions.

     Gross Profit. Gross profit was $11.4 million for the three-months ended June 30, 2003, an increase of $1.6 million or 16.4% higher than the gross profit for the three-months ended June 30, 2002 of $9.8 million. Gross profit as a percentage of net sales, increased to 40.3% for the three-months ended June 30, 2003 from 37.4% for the three-months ended June 30, 2002. The increase in gross profit was primarily attributable to the increase in gross sales whereas the increase in gross profit as a percentage of net sales was primarily attributable to a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $8.1 million for the three-months ended June 30, 2003, an increase of $470,000 or 6.1% higher than total operating expenses of $7.6 million for the three-months ended June 30, 2002. Total operating expenses as a percentage of net sales decreased to 28.6% for the three-months ended June 30, 2003 as compared to 29.1% for the three-months ended June 30, 2002. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling, general and administrative expenses were $8.1 million for the three-months ended June 30, 2003, an increase of $472,000 or 6.2% higher than selling, general and administrative expenses of $7.6 million for the three-months ended June 30, 2002. The increase in selling expenses was primarily attributable to an increase in distribution expenses and expenditures for sponsorships, promotions and endorsements and trade development activities including cooperative arrangements with distributors which was partially offset by decreased expenditures for promotional allowances classified as selling expenses, merchandise displays and graphic design. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, travel and fees relating to legal and accounting services.

     Operating Income. Operating income was $3.3 million for the three-months ended June 30, 2003, an increase of $1.1 million or 52.2% higher than operating income of $2.2 million for the three-months ended June 30, 2002. Operating income as a percentage of net sales increased to 11.7% for the three-months ended June 30, 2003 from 8.3% for the three-months ended June 30, 2002. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit achieved in the three months ended June 30, 2003 than the increase in operating expenses.

     Net Nonoperating Expense. Net nonoperating expense was $15,000 for the three-months ended June 30, 2003, a decrease of $41,000 from net non-operating expense of $56,000 for the three-months ended June 30, 2002. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances as well as lower interest rates payable on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the three-months ended June 30, 2003 was $1.3 million as compared to provision for income taxes of $865,000 for the comparable period in 2002. The effective tax rate for the three-months ended June 30, 2003 was 40.5% which was comparable to the effective tax rate for the three-months ended June 30, 2002. The $481,000 increase in provision for income taxes was primarily attributable to the increase in income before provision for income taxes.

     Net Income. Net income was $2.0 million for the three-months ended June 30, 2003, an increase of $706,000 or 55.6% over net income of $1.3 million for the three-months ended June 30, 2002. The increase in net income was attributable to the increase in gross profit of $1.6 million and decrease in nonoperating expense of $41,000 which was partially offset by the increase in operating expenses of $470,000 and an increase in provision for income taxes of $481,000.

Results of Operations for the Six-months Ended June 30, 2003 Compared to the Six-months Ended June 30, 2002

     Gross Sales. For the six-months ended June 30, 2003, gross sales were $62.8 million, an increase of $7.6 million or 13.7% higher than the $55.2 million gross sales for the six-months ended June 30, 2002. The increase in gross sales during the first six months of 2003 is primarily attributable to the introduction of new products and increased sales of certain of our existing products as discussed below in "Net Sales".

     Net Sales. For the six-months ended June 30, 2003, net sales were $50.5 million, an increase of $5.6 million or 12.6% higher than the $44.9 million net sales for the six-months ended June 30, 2002. The increase in net sales was primarily attributable to sales of our Monster energyTM drink, which was introduced in April 2002, and increased sales of Natural Sodas in cans. The increase in net sales was also attributable, to a lesser extent, to sales of Hansen's Diet Red Energy, which was introduced in October 2002 as well as increased sales of Junior Juice(R), Apple Juice and juice blends. The increase in gross and net sales was partially offset by decreased sales of Hansen(R) branded functional drinks in 8.3-ounce cans, E2O Energy Water, Energade(R) energy sports drinks, smoothies in cans and plastic bottles and soy smoothies as well as an increase in discounts, allowances and promotional payments including coupon promotions.

     Gross Profit. Gross profit was $19.7 million for the six-months ended June 30, 2003, an increase of $3.1 million or 18.7% higher than the gross profit for the six-months ended June 30, 2002 of $16.6 million. Gross profit as a percentage of net sales, increased to 39.1% for the six-months ended June 30, 2003 from 37.1% for the six-months ended June 30, 2002. The increase in gross profit was primarily attributable to the increase in gross sales whereas the increase in gross profit as a percentage of net sales was primarily attributable to a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $15.3 million for the six-months ended June 30, 2003, an increase of $1.6 million or 11.9% higher than total operating expenses of $13.7 million for the six-months ended June 30, 2002. Total operating expenses as a percentage of net sales was 30.3% for the six-months ended June 30, 2003 which was slightly higher than the total operating expenses for the six-months ended June 30, 2002. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling, general and administrative expenses were $15.3 million for the six-months ended June 30, 2003, an increase of $1.6 million or 11.9% higher than selling, general and administrative expenses of $13.7 million for the six-months ended June 30, 2002. The increase in selling expenses was primarily attributable to an increase in distribution expenses and expenditures for sponsorships, promotions and endorsements, advertising, commissions, premiums and trade development activities including cooperative arrangements with our distributors which was partially offset by decreased expenditures for promotional allowances classified as selling expenses and graphic design. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, travel and fees for legal and accounting services and insurance premiums.

     Operating Income. Operating income was $4.4 million for the six-months ended June 30, 2003, an increase of $1.5 million or 49.9% higher than operating income of $3.0 million for the six-months ended June 30, 2002. Operating income as a percentage of net sales increased to 8.8% for the six-months ended June 30, 2003 from 6.6% for the six-months ended June 30, 2002. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit achieved in the six months ended June 30, 2003 than the increase in operating expenses.

     Net Nonoperating Expense. Net nonoperating expense was $48,000 for the six-months ended June 30, 2003, a decrease of $84,000 from net non-operating expense of $132,000 for the six-months ended June 30, 2002. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances as well as lower interest rates payable on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the six-months ended June 30, 2003 was $1.8 million as compared to provision for income taxes of $1.1 million for the comparable period in 2002. The effective tax rate for the six-months ended June 30, 2003 was 40.5% which was comparable to the effective tax rate for the six-months ended June 30, 2002. The $632,000 increase in provision for income taxes was primarily attributable to the increase in income before provision for income taxes.

     Net Income. Net income was $2.6 million for the six-months ended June 30, 2003, an increase of $929,000 or 55.2% over net income of $1.7 million for the six-months ended June 30, 2002. The increase in net income was attributable to the increase in gross profit of $3.1 million and decrease in nonoperating expense of $84,000 which was partially offset by the increase in operating expenses of $1.6 million and an increase in provision for income taxes of $632,000.

Liquidity and Capital Resources

     As at June 30, 2003, the Company had working capital of $14.2 million, as compared to working capital of $15.0 million as at December 31, 2002. The decrease in working capital is primarily attributable to the repayment by the Company of a portion of the Company's long-term debt and the acquisition of property and equipment and trademarks and an increase in deposits and other assets which was partially offset by net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization and receipts from the issuance of common stock.

     Net cash provided by operating activities was $3.9 million for the six-months ended June 30, 2003 as compared to net cash provided by operating activities of $1.2 million in the comparable period in 2002. For the six-months ended June 30, 2003, cash provided by operating activities was attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as increases in accounts payable and accrued liabilities and a decrease in prepaid income taxes and prepaid expenses and other current assets which was partially offset by an increase in inventory and accounts receivable and decreases in accrued compensation. Net cash provided by operating activities for the six-months ended June 30, 2002 was primarily attributable to net income plus amortization of trademark license and trademarks, depreciation and other amortization, as well as decreases in inventories and increases in accounts payable which was partially offset by increased accounts receivable and prepaid expenses and other assets and decreases in accrued liabilities and accrued compensation.

     Net cash used in investing activities increased to $834,000 for the six-months ended June 30, 2003 as compared to net cash used in investing activities of $7,000 for the comparable period in 2002. The increase in cash used in investing activities was primarily attributable to increased acquisitions of property and equipment and expenditures for trademarks and an increase in deposits and other assets which was partially offset by proceeds from the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand, as well as the introduction of new product lines.

     Net cash used in financing activities was $2.8 million for the six-months ended June 30, 2003 as compared to net cash provided by financing activities of $1.2 million for the comparable period in 2002. The increase in cash used in financing activities was due to increased principal payments of long-term debt which was partially offset by increased proceeds from the issuance of common stock.

     In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan was secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. That facility was subsequently modified from time to time, and on September 19, 2000, HBC entered into modification agreement with Comerica which amended certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on the bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of HBC from time to time. At June 30, 2003, HBC had no balances outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $9,300,000.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with the financial covenants at June 30, 2003.

     If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portions outstanding under the line of credit immediately due and payable, exercise rights and remedies available to secured parties under the Uniform Commercial Code, institute legal proceedings to foreclose upon the lien and security interest granted or for the sale of any or all collateral.

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

Sales

     The table set forth below discloses selected quarterly data regarding sales for the first six-months of the past two years. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

                                                   Six-months ended June 30,
                                                   2003                  2002
                                                ----------            ----------
Unit Case Volume / Case Sales (in Thousands)        9,570                 8,574

Net Revenues                                      $50,495               $44,857

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

o    The Company's ability to penetrate new markets;
o The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
o Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
o The terms and/or availability of the Company's credit facilities and the actions of its creditors;
o The effectiveness of the Company's advertising, marketing and promotional programs;
o The Company's ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water, Energade, Monster energy drinks, soy smoothies, sparkling orangeades and lemonades in glass bottles, sparkling apple cider in 1.5-liter magnum glass bottles and other products.

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

     At June 30, 2003, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the six-months ended June 30, 2003, the net impact on the Company's pre-tax earnings would have been approximately $7,000.

ITEM 4.  CONTROL AND PROCEDURES

     As of June 30, 2003, the Company, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934.)

     Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required. There were no significant changes in the Company's internal controls subsequent to June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:   August 14, 2003                 /s/ RODNEY C. SACKS
                                        ------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   August 14, 2003                 /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                                   RULE 13a-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rodney Sacks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hansen Natural Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:
     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c. disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.


Date:   August 14, 2003                 /s/ RODNEY C. SACKS
                                        ------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

I, Hilton Schlosberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hansen Natural Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:
     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c. disclosed in this quarterly report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.


Date:   August 14, 2003                 /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Hansen Natural Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rodney C. Sacks, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Hilton H. Schlosberg, Vice Chairman of the Board of Directors, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   August 14, 2003                 /s/ RODNEY C. SACKS
                                        ------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:   August 14, 2003                 /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer