Form 10-Q
period 2003-09-30
HANSEN NATURAL CORP
filed 2003-11-14
CIK 865752

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended September 30, 2003      Commission file number
                                                       0-18761


                           HANSEN NATURAL CORPORATION
                (Exact name of Registrant as specified in its charter)


Delaware                                           39-1679918
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                     Identification No.)


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

                                  Yes ___ No X

     The Registrant had 10,365,103 shares of common stock outstanding as of November 5, 2003.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               September 30, 2003

                                      INDEX



   Page No.

Part I.         FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of
                September 30, 2003 (Unaudited) and December 31, 2002           3

                Condensed Consolidated Statements of Income for the three-
                and nine-months ended September 30, 2003 and 2002 (Unaudited)  4

                Condensed Consolidated Statements of Cash Flows or the
                three- and nine-months ended September 30, 2003 and 2002
                (Unaudited)                                                    5

                Notes to Condensed Consolidated Financial Statements           6

Item 2.         Management's Discussion and Analysis of Financial             11

Item 3.         Qualitative and Quantitative Disclosures about Market Risk    20

Item 4.         Controls and Procedures                                       20

Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                             22

Items 2-5.      Not Applicable                                                22

Item 6.         Exhibits and Reports on Form 8-K                              22

                Signatures                                                    22

                Certifications                                                23

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 (Unaudited) AND DECEMBER 31, 2002
-----------------------------------------------------

                                                                                   September 30,         December 31,
                                                                                        2003                 2002
                                                                                   --------------       --------------
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                           $    975,976         $    537,920
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $848,520 in 2003 and
     $1,098,645 in 2002 and promotional allowances of
     $5,139,778 in 2003 and $3,170,171 in 2002)                                       10,156,056            5,949,402
Inventories, net                                                                      13,608,915           11,643,734
Prepaid expenses and other current assets                                                913,984            1,627,685
Deferred income tax asset                                                              1,145,133            1,145,133
                                                                                   --------------       --------------
     Total current assets                                                             26,800,064           20,903,874

PROPERTY AND EQUIPMENT, net                                                            2,715,691            1,862,807

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
     amortization of $121,261 in 2003 and $84,330 in 2002)                            17,760,994           17,360,455
Deposits and other assets                                                                287,082              336,369
                                                                                   --------------       --------------
                                                                                      18,048,076           17,696,824
                                                                                   --------------       --------------


                                                                                    $ 47,563,831         $ 40,463,505
                                                                                  ===============       ==============


                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $  9,075,716         $  4,732,261
Accrued liabilities                                                                    1,144,686              680,959
Accrued compensation                                                                     709,370              310,064
Current portion of long-term debt                                                        232,232              230,740
                                                                                   --------------       --------------

     Total current liabilities                                                      $ 11,162,004         $  5,954,024

LONG-TERM DEBT, less current portion                                                     392,472            3,606,040

DEFERRED INCOME TAX LIABILITY                                                          2,532,697            2,532,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized;
     10,545,864 shares issued, 10,339,103 outstanding in 2003;
     10,259,764 shares issued, 10,053,003 outstanding in 2002                             52,729               51,299
Additional paid-in capital                                                            12,334,958           11,934,564
Retained earnings                                                                     21,903,516           17,199,426
Common stock in treasury, at cost; 206,761 in 2003 and 2002                             (814,545)            (814,545)
                                                                                   --------------       --------------
     Total shareholders' equity                                                       33,476,658           28,370,744
                                                                                   --------------       --------------
                                                                                    $ 47,563,831         $ 40,463,505
                                                                                   ==============       ==============

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                               ---------------------------------        -----------------------------------
                                                   2003                2002                 2003                 2002
                                               -------------        ------------        --------------        -------------
GROSS SALES                                     $42,613,935         $34,458,591          $105,369,780          $89,632,151

LESS:  Discounts, allowances
  and promotional payments                        9,322,847           7,473,335            21,583,206           17,789,713
                                               -------------        ------------        --------------        -------------

NET SALES                                        33,291,088          26,985,256            83,786,574           71,842,438

COST OF SALES                                    20,004,236          17,307,405            50,751,336           45,520,669
                                               -------------        ------------        --------------        -------------
GROSS PROFIT                                     13,286,852           9,677,851            33,035,238           26,321,769

OPERATING EXPENSES
Selling, general and administrative               9,743,117           7,478,308            25,035,334           21,138,618
Amortization of trademark
     license and trademarks                          15,346              13,415                36,579               39,087
                                               -------------        ------------        --------------        -------------
  Total operating expenses                        9,758,463           7,491,723            25,071,913           21,177,705
                                               -------------        ------------        --------------        -------------
OPERATING INCOME                                  3,528,389           2,186,128             7,963,325            5,144,064

NET NONOPERATING
  EXPENSE                                             9,337              51,295                57,291              182,798
                                               -------------        ------------        --------------        -------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                3,519,052           2,134,833             7,906,034            4,961,266

PROVISION FOR INCOME
  TAXES                                           1,425,217             864,608             3,201,944            2,009,313
                                               -------------        ------------        --------------        -------------

NET INCOME                                      $ 2,093,835          $1,270,225           $ 4,704,090          $ 2,951,953
                                               =============        ============        ==============        =============
NET INCOME PER COMMON SHARE:
     Basic                                      $      0.20          $     0.13           $      0.46          $      0.29
                                               =============        ============        ==============        =============
     Diluted                                    $      0.19          $     0.12           $      0.45          $      0.29
                                               =============        ============        ==============        =============
NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:

     Basic                                       10,253,818          10,053,003            10,233,182           10,052,302
                                               =============        ============        ==============        =============
     Diluted                                     10,755,822          10,389,920            10,534,573           10,356,586
                                               =============        ============        ==============        =============


     See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited

                                                                                  September 30,        September 30,
                                                                                      2003                 2002
                                                                                  -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 4,704,090          $ 2,951,953
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
     Amortization of trademark license and trademarks                                   36,579               39,087
     Depreciation and other amortization                                               416,239              360,705
     Loss on disposal of plant and equipment                                            11,361
     Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                        (4,206,654)          (1,016,431)
         Inventories                                                                (1,965,181)              63,663
         Prepaid expenses and other current assets                                     327,261               59,416
         Accounts payable                                                            4,343,455            1,977,032
         Accrued liabilities                                                           463,727             (208,089)
         Accrued compensation                                                          399,306             (201,185)
         Income taxes payable/prepaid income taxes                                     386,440             (122,033)
                                                                                  -------------        -------------
            Net cash provided by operating activities                                4,916,623            3,904,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (1,300,272)            (317,060)
Proceeds from sale of property and equipment                                            19,788
Increase in trademark license and trademarks                                          (437,118)             (43,242)
Decrease in deposits and other assets                                                   49,287              267,436
                                                                                  -------------        -------------
            Net cash used in investing activities                                   (1,668,315)             (92,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                (3,212,076)          (1,154,673)
Issuance of common stock                                                               401,824                8,000
                                                                                  -------------        -------------
            Net cash used in financing activities                                   (2,810,252)          (1,146,673)

                                                                                  -------------        -------------
NET INCREASE IN CASH                                                                   438,056            2,664,579
CASH AND CASH EQUIVALENTS, beginning of year                                           537,920              247,657
                                                                                  -------------        -------------
CASH AND CASH EQUIVALENTS, end of year                                             $   975,976          $ 2,912,236
                                                                                  =============        =============


SUPPLEMENTAL INFORMATION
  Cash paid during the year for:

     Interest                                                                      $    67,102          $   188,818
                                                                                  =============        =============
     Income taxes                                                                  $ 2,815,503          $ 2,131,346
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

     The Company's reporting on Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2003 and 2002 is unaudited and may be subject to normal year-end adjustments. The information contained in these interim condensed, consolidated financial statements reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations covered by this report may not necessarily be indicative of results of operations for the full year.

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

     Trademark License and Trademarks - Trademark license and trademarks represents the Company's exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks with a finite life (as discussed below) over 1 to 25 years. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, effective January 1, 2002, resulted in the elimination of amortization of indefinite life assets. The following provides additional information concerning the Company's trademark licenses and trademarks as of September 30, 2003 and December 31, 2002:

                                                       September 30,      December 31,
                                                           2003              2002
                                                      ---------------   ---------------
Amortizing trademark licenses and trademarks            $ 1,153,351       $ 1,138,902
Accumulated amortization                                   (121,261)          (84,330)
                                                      ---------------   ---------------
                                                          1,032,090         1,054,572
Non-amortizing trademark licenses and trademarks         16,728,904        16,305,883
                                                      ---------------   ---------------
                                                       $ 17,760,994      $ 17,360,455
                                                      ===============   ===============

     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 25 years (weighted average life of 23 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the nine-months ended September 30, 2003 was $36,579. As of September 30, 2003, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2008 is:

                 2003 - Remainder                    $15,709
                 2004                                 51,825
                 2005                                 50,690
                 2006                                 50,547
                 2007                                 44,996
                 2008                                 44,847

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses included in selling, general and administrative expenses amounted to $6.5 million and $5.0 million for the nine-months ended September 30, 2003 and 2002, respectively. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $13.2 million and $10.7 million for the nine-months ended September 30, 2003 and 2002, respectively.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the nine-months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:


                                                                                 Nine Months Ended September 30
                                                                                  2003              2002
                                                                                  ----             ------

Net income, as reported                                                          $4,704,090         $2,951,953


Less: total stock based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                             164,297            182,050


Net income, pro forma                                                            $4,539,793         $2,769,903


Net income per common share, as reported - Basic                                 $     0.46         $     0.29
Net income per common share, as reported - Diluted                               $     0.45         $     0.29

Net income per common share, pro forma-Basic                                     $     0.44         $     0.28
Net income per common share, pro forma - Diluted                                 $     0.43         $     0.27

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
                                                    Risk Free
         Dividend Yield     Expected Volatility   Interest Rate   Expected Lives
         --------------     -------------------   -------------   --------------
2003           0%                   13%               3.5%           8 years
2002           0%                    8%               4.6%           8 years

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

     In November 2002 the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The initial adoption of FIN No. 45 did not have a material impact on its financial position, cash flows or results of operations.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company has no interests in variable interest entities, the initial adoption of FIN No. 46 did not have a material impact on its financial position, cash flows or results of operations.


4.      INVENTORIES

     Inventories consist of the following at:

                         September 30, 2003   December 31,
                            (Unaudited)           2002
                         ---------------     --------------
Raw Materials              $ 4,843,653        $  4,267,055
Finished Goods               9,737,357           8,023,118
                         ---------------     --------------
                            14,581,010          12,290,173
Less inventory reserve        (972,095)           (646,439)
                         ---------------     --------------
                          $ 13,608,915        $ 11,643,734
                         ===============     ===============

     5. COMMITMENTS

     In March 2003, HBC entered into an advertising display agreement ("Monorail Agreement") with the Las Vegas Monorail Company ("LVMC") in terms of which HBC was granted the right, in consideration of the payment by HBC to LVMC of the sum of $1,000,000 per year, payable quarterly, to advertise and promote its products on a designated four car monorail vehicle as well as the right to sell certain of its products on all monorail stations for payment of additional consideration.

     It is anticipated that the initial term will commence in early 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, not withstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.


Critical Accounting Policies

     The following summarizes the most significant accounting and reporting policies and practices of the Company.

     Revenue Recognition - The Company recognizes revenue when the product is shipped and the risks and rewards of ownership have passed based on the terms of sale. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of those customers and historic credit losses have been within management's expectations. The Company records a provision for sales returns, allowances and cash discounts based upon historical experience. Actual returns and allowances in any future period may differ from the Company's estimates.

     Inventories - Inventories  are stated at the lower of first-in,  first-out
(FIFO) cost or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements. Factors which could affect demand for the Company's products include unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers, and continued weakening of economic conditions, which could reduce demand for products sold by the Company and which could adversely affect profitability and, as a result, adversely affect the Company's operations and financial performance. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

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

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of September 30, 2003.

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

     In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future sales estimates for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

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

General

     The increase in gross and net sales for the nine-months ended September 30, 2003 was primarily attributable to increased sales of Monster EnergyTM drinks, which were introduced in April 2002, increased sales of Natural Sodas in cans and sales of Hansen's(R)energy Deuce drinks which were introduced in July 2003. The increase in net sales was also attributable, to a lesser extent, to increased sales of Junior Juice(R), sales of Hansen's(R) Diet Red Energy, which was introduced in October 2002 as well as increased sales of Apple Juice, juice blends and sparkling beverages. The increase in gross and net sales was partially offset by decreased sales of Hansen's(R) energy drinks and functional drinks in 8.3-ounce cans, smoothies in cans and bottles, E2O Energy Water, Energade(R) energy sports drinks and soy smoothies as well as an increase in discounts, allowances and promotional payments including coupon promotions.

     Gross profit for the nine-months ended September 30, 2003, as a percentage of net sales, was 39.4%, which was higher than the 36.6% gross profit percentage achieved in the nine-months ended September 30, 2002. The increase in gross profit percentage was primarily due to a change in the Company's product and customer mix.

     The Company continues to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations for the Three-months Ended September 30, 2003 Compared to the Three-months Ended September 30, 2002

     Gross Sales. For the three-months ended September 30, 2003, gross sales were $42.6 million, an increase of $8.2 million or 23.7% higher than the $34.5 million gross sales for the three-months ended September 30, 2002. The increase in gross sales during the third quarter of 2003 is primarily attributable to increased sales of Monster energyTM drinks, which were introduced in April 2002, increased sales of Natural Sodas in cans and sales of Hansen's(R) Energy Deuce drinks which were introduced in July 2003. The increase in gross sales was also attributable, to a lesser extent, to increased sales of Junior Juice(R), sales of Hansen's(R) Diet Red Energy, which was introduced in October 2002, as well as increased sales of sparkling beverages, Apple Juice and juice blends. The increase in gross sales was partially offset by decreased sales of Hansen's(R) energy and functional drinks in 8.3-ounce cans, smoothies in cans and bottles, E2O Energy Water, soy smoothies and Energade(R) energy sports drinks.

     Net Sales.  For the  three-months  ended September 30, 2003, net sales were
$33.3 million, an increase of $6.3 million or 23.4% higher than the $27.0 million net sales for the three-months ended September 30, 2002. The increase in net sales for the three-months ended September 30, 2003 was primarily attributable to increased sales of Monster EnergyTM drinks, which were introduced in April 2002, increased sales of Natural Sodas in cans and sales of Hansen's(R) energy Deuce drinks, which were introduced in July 2003. The increase in net sales was also attributable, to a lesser extent, to sales of Hansen's(R) Diet Red Energy, which was introduced in October 2002 as well as increased sales of Junior Juice(R), Apple Juice, juice blends and sparkling beverages. The increase in net sales was partially offset by decreased sales of Hansen's(R) energy and functional drinks in 8.3-ounce cans, smoothies in cans and bottles, E2O Energy Water, Energade(R) energy sports drinks and soy smoothies as well as an increase in discounts, allowances and promotional payments including coupon promotions.

     Gross Profit. Gross profit was $13.3 million for the three-months ended September 30, 2003, an increase of $3.6 million or 37.3% higher than the gross profit for the three-months ended September 30, 2002 of $9.7 million. Gross profit as a percentage of net sales, increased to 39.9% for the three-months ended September 30, 2003 from 35.9% for the three-months ended September 30, 2002. The increase in gross profit was primarily attributable to the increase in gross sales whereas the increase in gross profit as a percentage of net sales was primarily attributable to a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $9.8 million for the three-months ended September 30, 2003, an increase of $2.3 million or 30.3% higher than total operating expenses of $7.5 million for the three-months ended September 30, 2002. Total operating expenses as a percentage of net sales increased to 29.3% for the three-months ended September 30, 2003 as compared to 27.8% for the three-months ended September 30, 2002. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling, general and administrative expenses were $9.7 million for the three-months ended September 30, 2003, an increase of $2.3 million or 30.3% higher than selling, general and administrative expenses of $7.5 million for the three-months ended September 30, 2002. The increase in selling expenses was primarily attributable to an increase in distribution expenses and expenditures for promotions and endorsements and trade development activities including cooperative arrangements with distributors, sponsorships, merchandise displays, product samples and in-store demonstrations. The increase in selling expenses was partially offset by decreased expenditures for promotional allowances classified as selling expenses and point of sale materials. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, fees relating to legal and accounting services, and travel and insurance costs.

     Operating Income. Operating income was $3.5 million for the three-months ended September 30, 2003, an increase of $1.3 million or 61.4% higher than operating income of $2.2 million for the three-months ended September 30, 2002. Operating income as a percentage of net sales increased to 10.6% for the three-months ended September 30, 2003 from 8.1% for the three-months ended September 30, 2002. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit and gross profit as a percentage of net sales achieved in the three-months ended September 30, 2003 than the increase in operating expenses and operating expenses as a percentage of net sales for the three-months ended September 30, 2003.

     Net Nonoperating Expense. Net nonoperating expense was $9,000 for the three-months ended September 30, 2003, a decrease of $42,000 from net non-operating expense of $51,000 for the three-months ended September 30, 2002. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances as well as lower interest rates payable on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the three-months ended September 30, 2003 was $1.4 million as compared to provision for income taxes of $865,000 for the comparable period in 2002. The effective tax rate for the three-months ended September 30, 2003 was 40.5% which was comparable to the effective tax rate for the three-months ended September 30, 2002. The $561,000 increase in provision for income taxes was primarily attributable to the increase in income before provision for income taxes.

     Net Income. Net income was $2.1 million for the three-months ended September 30, 2003, an increase of $824,000 or 64.8% over net income of $1.3 million for the three-months ended September 30, 2002. The increase in net income was attributable to the increase in gross profit of $3.6 million and decrease in nonoperating expense of $42,000 which was partially offset by the increase in operating expenses of $2.3 million and an increase in provision for income taxes of $561,000.

Results of Operations for the Nine-months Ended September 30, 2003 Compared to the Nine-months Ended September 30, 2002

     Gross Sales. For the nine-months ended September 30, 2003, gross sales were $105.4 million, an increase of $15.7 million or 17.6% higher than the $89.6 million gross sales for the nine-months ended September 30, 2002. The increase in gross sales during the first nine months of 2003 is primarily attributable to increased sales of Monster EnergyTM drinks, which were introduced in April 2002, increased sales of Natural Sodas in cans and Junior Juice(R), sales of Hansen's(R) Diet Red energy, which was introduced in October 2002, and sales of Hansen's(R) energy Deuce drinks, which were introduced in July 2003. The increase in gross sales was also attributable, to a lesser extent, to increased sales of Apple Juice, juice blends and sparkling beverages. The increase in gross sales was partially offset by decreased sales of Hansen's(R) energy and functional drinks in 8.3-ounce cans, E2O Energy Water, smoothies in cans and bottles and Energade(R) energy sports drinks.

     Net Sales. For the nine-months ended September 30, 2003, net sales were $83.8 million, an increase of $11.9 million or 16.6% higher than the $71.8 million net sales for the nine-months ended September 30, 2002. The increase in net sales was primarily attributable to sales of Monster EnergyTM drinks, which were introduced in April 2002, increased sales of Natural Sodas in cans and Junior Juice(R), sales of Hansen's(R) Diet Red Energy, which was introduced in October 2002, and sales of Hansen's(R)Energy Deuce drinks, which was introduced in July 2003. The increase in net sales was also attributable, to a lesser extent, to increased sales of Apple Juice, juice blends and sparkling beverages. The increase in net sales was partially offset by decreased sales of Hansen's(R) energy and functional drinks in 8.3-ounce cans, E2O Energy Water, Energade(R) energy sports drinks, smoothies in cans and bottles and soy smoothies as well as an increase in discounts, allowances and promotional payments including coupon promotions.

     Gross Profit. Gross profit was $33.0 million for the nine-months ended September 30, 2003, an increase of $6.7 million or 25.5% higher than the gross profit for the nine-months ended September 30, 2002 of $26.3 million. Gross profit as a percentage of net sales, increased to 39.4% for the nine-months ended September 30, 2003 from 36.6% for the nine-months ended September 30, 2002. The increase in gross profit was primarily attributable to the increase in gross sales whereas the increase in gross profit as a percentage of net sales was primarily attributable to a change in the Company's product and customer mix.

     Total Operating Expenses. Total operating expenses were $25.1 million for the nine-months ended September 30, 2003, an increase of $3.9 million or 18.4% higher than total operating expenses of $21.2 million for the nine-months ended September 30, 2002. Total operating expenses as a percentage of net sales increased to 29.9% for the nine-months ended September 30, 2003 from 29.5% for the nine-months ended September 30, 2002. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling, general and administrative expenses were $25.0 million for the nine-months ended September 30, 2003, an increase of $3.9 million or 18.4% higher than selling, general and administrative expenses of $21.1 million for the nine-months ended September 30, 2002. The increase in selling expenses was primarily attributable to an increase in distribution expenses, trade development activities including cooperative arrangements with our distributors, expenditures for sponsorships, promotions and endorsements, advertising, commissions, premiums and merchandise displays which was partially offset by decreased expenditures for graphic design and point of sale materials. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, travel, fees for legal and accounting services and insurance premiums.

     Operating Income. Operating income was $8.0 million for the nine-months ended September 30, 2003, an increase of $2.8 million or 54.8% higher than operating income of $5.1 million for the nine-months ended September 30, 2002. Operating income as a percentage of net sales increased to 9.5% for the nine-months ended September 30, 2003 from 7.2% for the nine-months ended September 30, 2002. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit and gross profit as a percentage of net sales achieved in the nine-months ended September 30, 2003 than the increase in operating expenses and operating expenses  as a  percentage  of net sales  for the  nine-months  ended  September
30,2003

     Net Nonoperating Expense. Net nonoperating expense was $57,000 for the nine-months ended September 30, 2003, a decrease of $126,000 from net non-operating expense of $183,000 for the nine-months ended September 30, 2002. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances as well as lower interest rates payable on the Company's borrowings.

     Provision for Income Taxes. Provision for income taxes for the nine-months ended September 30, 2003 was $3.2 million as compared to provision for income taxes of $2.0 million for the comparable period in 2002. The effective tax rate for the nine-months ended September 30, 2003 was 40.5% which was comparable to the effective tax rate for the nine-months ended September 30, 2002. The $1.2 million increase in provision for income taxes was primarily attributable to the increase in income before provision for income taxes.

     Net Income. Net income was $4.7 million for the nine-months ended September 30, 2003, an increase of $1.8 million or 59.4% over net income of $3.0 million for the nine-months ended September 30, 2002. The increase in net income was attributable to the increase in gross profit of $6.7 million and decrease in nonoperating expense of $126,000 which was partially offset by the increase in operating expenses of $3.9 million and an increase in provision for income taxes of $1.2 million.

Liquidity and Capital Resources

     As at September 30, 2003, the Company had working capital of $15.6 million, as compared to working capital of $15.0 million as at December 31, 2002. The increase in working capital is primarily attributable to net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization, proceeds received from the issuance of common stock, and decreases in deposits and other assets. Such increase was partially offset by acquisition of property and equipment, additions to trademark license and trademarks and repayment by the Company of a portion of the Company's long term debt.

     Net cash provided by operating activities was $4.9 million for the nine-months ended September 30, 2003 as compared to net cash provided by operating activities of $3.9 million in the comparable period in 2002. For the nine-months ended September 30, 2003, cash provided by operating activities was attributable to net income earned after adjustments for the effect of certain expenses, primarily depreciation and other amortization, as well as increases in accounts payable, accrued liabilities and accrued compensation and a decrease in prepaid income taxes and prepaid expenses and other current assets which was partially offset by an increase in accounts receivable and inventory.

     Net cash used in investing activities was to $1.7 million for the nine-months ended September 30, 2003 as compared to net cash used in investing activities of $93,000 for the comparable period in 2002. For the nine-months ended September 30, 2003, cash used in investing activities was primarily attributable to acquisitions of property and equipment and additions to trademark license and trademarks, a decrease in deposits and other assets and proceeds from the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand, as well as the introduction of new product lines.

     Net cash used in financing activities was $2.8 million for the nine-months ended September 30, 2003 as compared to net cash used in financing activities of $1.1 million for the comparable period in 2002. For the nine-months ended September 30, 2003, cash used in financing activities was primarily attributable to principal payments of long-term debt which was partially offset by proceeds received from the issuance of common stock.

     In 1997, HBC obtained a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit of up to $3.0 million in aggregate at any time outstanding and a term loan of $4.0 million. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan was secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. That facility was subsequently modified from time to time, and on September 19, 2000, HBC entered into modification agreement with Comerica which amended certain provisions under the above facility in order to finance the acquisition of the Blue Sky business, repay the term loan, and provide additional working capital ("Modification Agreement"). Pursuant to the Modification Agreement, the revolving line of credit was increased to $12.0 million, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on the bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of HBC from time to time. At September 30, 2003, HBC had no balances outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $7,800,000.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios, annual net income requirements and annual limitations on capital expenditures. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with its financial ratios and annual net income requirements and obtained a waiver from Comerica with regards to its capital expenditure limitations at September 30, 2003.

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

Sales

     The table set forth below discloses selected quarterly data regarding sales for the first nine-months of the past two years. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

     Sales of beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Unit case volume of the Company means number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by the Company. Sales of food bars and cereals are expressed in actual cases. A case of food bars and cereals is defined as follows:

* A fruit and grain bar and functional nutrition bar case equals ninety 1.76-ounce bars.
*    A natural cereal case equals ten 13-ounce boxes measured by volume.
*    An active nutrition bar case equals thirty-two 1.4-ounce bars.

     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company has not had sufficient experience with its food bars, cereal products and Hard e malt-based products and consequently has no knowledge of the trends which may occur with such products. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products, soda concentrates and food products and increased advertising and promotional expenses.
                                                 Nine-months ended September 30,
                                                     2003              2002
                                                 ---------------   -------------
Unit Case Volume / Case Sales (in Thousands)           15,796           13,720

Net Revenues                                         $ 83,787         $ 71,842

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

     At September 30, 2003, the majority of the Company's debt consisted of variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the nine-months ended September 30, 2003, the net impact on the Company's pre-tax earnings would have been insignificant.

ITEM 4.  CONTROL AND PROCEDURES

     As of September 30, 2003, the Company, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934.)

     Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required. There were no significant changes in the Company's internal controls subsequent to September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.

Items 2 - 5.   Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

     (a) Exhibits - See Exhibit Index

     (b) Reports on Form 8-K - None


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HANSEN NATURAL CORPORATION
                                              Registrant


Date:   November 14, 2003                     /s/ RODNEY C. SACKS
                                              ----------------------------------
                                              Rodney C. Sacks
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


Date:   November 14, 2003                     /s/ HILTON H. SCHLOSBERG
                                              ----------------------------------
                                              Hilton H. Schlosberg
                                              Vice Chairman of the Board of
                                              Directors, President and Chief
                                              Financial Officer

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


Date:   November 14, 2003                               /s/ RODNEY C. SACKS
                                                        ------------------------
                                                        Rodney C. Sacks
                                                        Chairman of the Board of
                                                        Dircetors and Chief
                                                        Executive Officer

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


Date:   November 14, 2003                               /s/ HILTON H. SCHLOSBERG
                                                        -----------------------
                                                        Hilton H. Schlosberg
                                                        Vice Chairman of the
                                                        Board of Directors,
                                                        President and Chief
                                                        Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Hansen Natural Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Rodney C. Sacks, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Hilton H. Schlosberg, Vice Chairman of the Board of Directors, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   November 14, 2003                              /s/ RODNEY C. SACKS
                                                       -------------------------
                                                       Rodney C. Sacks
                                                       Chairman of the Board of
                                                       Directors and Chief
                                                       Executive Officer


Date:   November 14, 2003                              /s/ HILTON H. SCHLOSBERG
                                                       -------------------------
                                                       Hilton H. Schlosberg
                                                       Vice Chairman of the
                                                       Board of Directors,
                                                       President and Chief
                                                       Financial Officer