Form 10-K
period 2003-12-31
HANSEN NATURAL CORP
filed 2004-03-30
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $78,990,346 computed by reference to the sale price for such stock on the NASDAQ Small-Cap Market on March 11, 2004.

     The number of shares of the Registrant's common stock, $0.005 par value per share (being the only class of common stock of the Registrant), outstanding on March 11, 2004 was 10,448,417 shares.

                           HANSEN NATURAL CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS



Item Number                                                      Page Number
                                     PART I
1.  Business                                                           3
2.  Properties                                                        16
3.  Legal Proceedings                                                 16
4.  Submission of Matters to a Vote of Security Holders               17

                                     PART II

5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                          17
6.  Selected Consolidated Financial Data                              18
7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          19
7a. Qualitative and Quantitative Disclosures about Market Risks       35
8.  Financial Statements and Supplementary Data                       35
9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                          35
9a. Controls and Procedures                                           35

                                    PART III

10.  Directors and Executive Officers of the Registrant               36
11.  Executive Compensation                                           38
12.  Security Ownership of Certain Beneficial Owners and Management   43
13.  Certain Relationships and Related Transactions                   46
14.  Principal Accountant Fees and Services                           46

                                     PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  47

     Signatures                                                       48

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

     We are a holding company and carry on no operating business except through our direct wholly owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992, and HEB, formerly known as Hard Energy Company, and previously known as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. HBC generates substantially all of our operating revenues.

Corporate History

     In the 1930's, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. ("FJC"). FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"). HFI expanded its product line from juices to include Hansen's(R) Natural Sodas. California Co-Packers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain assets of HFI, including the right to market the Hansen's(R) brand name, in January 1990. On July 27, 1992, HBC acquired the Hansen's(R) brand natural soda and apple juice business from CCC. Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing "alternative" beverage category. As will appear more fully from the section headed "Intellectual
Property" below, in September 1999 we acquired all of FJC's rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen's(R) trademark together with certain additional rights. In 2000, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. ("Blue Sky"), which was incorporated in Delaware on September 8, 2000, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation ("BSNBC"), under the Blue Sky(R) trademark. In 2001, HBC, through its wholly-owned subsidiary Hansen Junior Juice Company, ("Junior Juice"), which was incorporated in Delaware on May 7, 2001, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. ("Pasco") under the Junior Juice(R) trademark.

Industry Overview

     The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, energy drinks, sports drinks, soy drinks and single-serve still water (flavored and unflavored) with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. Sales in 2003 for the alternative beverage category of the market are estimated at approximately $14.1 billion at wholesale, representing a growth rate of approximately 5.9% over the revised estimated wholesale sales in 2002 of approximately $13.3 billion. (Source: Beverage Marketing Corporation).

Products

     We develop, market, sell and distribute "alternative" beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice and soy smoothies, "functional drinks", sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children's multi-vitamin juice drinks and non-carbonated lightly flavored energy waters under the Hansen's(R) brand name. We also market, sell and distribute energy drinks under the Monster(TM) brand name. In addition, we market nutrition bars and cereals under the Hansen's(R) brand name. We also market, sell and distribute, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters and energy drinks under the Blue Sky(R) brand name. Our fruit juices for toddlers are marketed under the Junior Juice(R) brand name. Our malt-based drinks are marketed under the Hard e(R) brand name.

     Natural Sodas. Hansen's natural sodas have been a leading natural soda brand in Southern California for the past 25 years. In 2003, according to Information Resources, Inc.'s Analyzer Reports for California, our natural sodas recorded the highest sales among comparable carbonated new age category beverages measured by unit volume in the California market. Our natural sodas are available in thirteen regular flavors consisting of mandarin lime, key lime, grapefruit, raspberry, creamy root beer, vanilla cola, cherry vanilla creme, orange mango, kiwi strawberry, tropical passion, black cherry, ginger ale and tangerine. In early 2001, we introduced a new line of diet sodas using Splenda(R) sweetener as the primary sweetener. We initially introduced this line in four flavors: peach, black cherry, tangerine lime, and kiwi strawberry and have since added two additional flavors, ginger ale and creamy root beer. Our natural sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup or, in the case of diet sodas, with Splenda(R) and Acesulfame-K. We package our natural sodas in 12-ounce aluminum cans. In 2002, we introduced a line of natural mixers in 8-ounce aluminum cans comprising club soda, tonic water and ginger ale.

     In January 1999, we introduced a premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. This line was marketed under the Hansen's(R) brand name, primarily through our distributor network, in six flavors. In early 2003 we repositioned this line into lower cost 12-ounce glass packaging and intend to market our repositioned Signature Soda line at lower price points directly to our retail customers such as grocery chains, club stores, specialty retail chains and mass merchandisers and to the health food sector through specialty and health food distributors (collectively referred to as our "direct retail customers"). Signature Soda is available in 12-ounce glass bottles in five flavors: orange creme, vanilla creme, ginger beer, sarsaparilla and black cherry.

     In September 2000, we acquired the Blue Sky Natural Soda business from BSNBC. Our Blue Sky product line comprises natural sodas, premium sodas, organic natural sodas, seltzer water and energy drinks. Blue Sky(R) natural sodas are available in thirteen regular flavors consisting of lemon lime, grapefruit, cola, root beer, raspberry, cherry vanilla creme, truly orange, Jamaican ginger ale, black cherry, orange creme, Dr. Becker, grape and private reserve cream soda. We also offer a Blue Sky(R) product line of premium line of natural sodas which contain supplements such as ginseng. This line is available in six flavors consisting of ginseng creme, ginseng cola, ginseng root beer, ginseng very berry creme, ginseng ginger ale, and ginseng cranberry-raspberry. During 1999, Blue Sky(R) introduced a line of organic natural sodas, which are available in six flavors consisting of prime lime cream, new century cola, orange divine, ginger gale, black cherry cherish, and root beer. We also market a seltzer water under the Blue Sky(R) label in three flavors: natural, lime and lemon. In 2002, we introduced a lightly carbonated Blue Sky(R) energy drink in an 8.3-ounce slim can. The Blue Sky(R) products contain no preservatives, sodium or caffeine (other than the energy drink) or artificial coloring and are made with high quality natural flavors. Blue Sky(R) natural sodas and seltzer waters are packaged in 12-ounce aluminum cans and are marketed primarily to our direct retail customers.

     In 2001, we introduced a new line of sparkling lemonades (regular and pink) and orangeades in unique proprietary 1-liter glass bottles and towards the end of 2002, we introduced diet versions of our regular sparkling lemonades and orangeades, also in 1-liter glass bottles. The sparkling lemonades and orangeades contain real juice and pulp. In 2003, we extended this line into unique proprietary 12-ounce glass bottles in both regular and diet versions. This product line is marketed to our direct retail customers.

     Hansen's Energy Drinks. In 1997, we introduced a lightly carbonated citrus flavored Hansen's(R) energy drink. Our energy drink competes in the "functional" beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. We offer our energy drink in three versions: original citrus, tropical and wild berry. We also offer additional functional drinks including a ginger flavored d-stress(R) drink, an orange flavored b-well(TM) drink, a guarana berry flavored stamina(R) drink, a grape flavor power drink, and a berry-flavored "slim-down" drink that contains no calories. Each of our energy and functional drinks contain different combinations of vitamins, minerals, nutrients, herbs and supplements ("supplements"). Our energy drinks and functional drinks are sold in 8.3-ounce cans and bottles. In 2001, we introduced Energade(R), a non-carbonated energy sports drink in 23.5-ounce cans in two flavors, citrus and orange, and subsequently introduced a third flavor, red rocker. We also introduced E2O Energy Water(R), a non-carbonated lightly flavored water, in 24-ounce blue polyethylene terephthalate ("P.E.T.") plastic bottles, in four flavors, tangerine, apple, berry and lemon. In 2002, we expanded our E2O Energy Water(R) line with four additional flavors in clear P.E.T. plastic bottles, mango melon, kiwi strawberry, grapefruit and green tea. Our Energade(R) and E2O Energy Water(R) drinks also contain different combinations and levels of supplements. At the end of 2002, we introduced a lightly carbonated diet energy drink in 8.3-ounce cans under the Hansen's(R) Diet Red brand name. Our Diet Red energy drink is sweetened with Splenda and Acesulfame-K. We market our energy, Diet Red energy, Energade and E2O Energy Water(R) drinks in clear bottles through our full service distributor network. We market our E2O Energy Water(R) drinks in blue bottles to our direct retail customers. In 2003 we introduced a new carbonated energy drink under the Hansen's(R) Deuce brand name, in a 16-ounce can, but with a different flavor than our existing Hansen's(R) Energy drinks in 8.3-ounce cans.

     Monster Energy(TM) Drinks. In 2002, we launched a new carbonated energy drink under the Monster Energy(TM) brand name, in 16-ounce cans, which is almost double the size of our regular energy drinks in 8.3-ounce cans and the vast majority of competitive energy drinks currently on the market. Our Monster Energy(TM) drink contains different types and levels of supplements than our Hansen's(R) energy drinks and is marketed through our full service distributor network. In 2003, we introduced a low carb version of our Monster Energy(TM) energy drink.

     Lost(R) Energy Drinks. In 2004, we launched a new carbonated energy drink under the Lost(R) brand name, in 16-ounce cans. The Lost(R) brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by us under exclusive license from Lost International LLC.

     Juice  Products  and  Smoothies.  Our fruit  juice  product  line  includes
Hansen's(R) Natural Old Fashioned Apple Juice which is packaged in 64-ounce P.E.T. plastic bottles and 128-ounce polypropylene bottles and White Grape and Purple Grape juices, and Apple Strawberry, Apple Grape and Apple Cranberry juice blends, in 64-ounce P.E.T. plastic bottles. These Hansen's(R) juice products contain 100% juice (except Apple Cranberry which contains 27% juice) as well as Vitamin C. Certain of these products also contain added calcium. Hansen's(R) juice products compete in the shelf-stable juice category. In 2002, we extended our fruit juice and juice blend product line by introducing certain of these products in 10-ounce P.E.T. plastic bottles and in 2003 further extended our fruit juice product line by introducing a 100% Apple Juice in aseptic pouches in a 6.75-ounce size.

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

     In 2001, we introduced a new line of soy smoothies in 32- and 11-ounce aseptic packaging in five flavors: berry splash, tropical breeze, orange dream, lemon chiffon and peach passion. The soy smoothies contain soy protein and fruit juices.

     Sparkling Apple Cider. In 2002, we introduced a Sparkling Cider 100% juice drink in a 1.5-liter Magnum glass bottle. However, due to reports of some bottles breaking we promptly voluntarily recalled the product. We are pursuing a claim against the third-party bottler for the costs and losses incurred by us. We will reevaluate relaunching this product once certain production issues are resolved.

     We market the above juice and smoothie products to our direct retail customers.

     Iced Teas, Lemonades and Juice Cocktails. We introduced Hansen's(R) ready-to-drink iced teas and lemonades in 1993. Hansen's(R) ready-to-drink iced teas are available in three flavors: Original with Lemon, Tropical Peach and Wildberry. Lemonades are available in one flavor: Original Old Fashioned Lemonade. Hansen's(R) juice cocktails were introduced in 1994 and are available in three flavors: kiwi strawberry melon, tangerine pineapple with passion fruit, and California paradise punch. We introduced a variety 12 pack of iced teas during the first half of 2001, which experienced limited success. We are continuing to market this package. Hansen's(R) ready-to-drink iced teas, lemonades and juice cocktails were packaged in 16-ounce wide-mouth glass bottles. At the end of 2002, we converted this line from 16-ounce glass bottles to 16-ounce polypropylene bottles.

     Hansen's(R) ready-to-drink iced teas are made with decaffeinated tea. Hansen's(R) juice products and smoothies are made with high quality juices and products that contain less than 100% fruit juice are also made with natural flavors, high fructose corn syrup, citric acid and other ingredients.

     In 1999, we introduced a line of specialty teas in 20-ounce glass bottles, which we named our "Gold Standard" line. We subsequently introduced two additional green tea flavors as well as two diet green flavors and six juice cocktails. We are discontinuing certain of the specialty teas and all of the juice cocktails but are continuing to market three regular green tea flavors and the diet peach green tea flavor. Our Gold Standard line contains supplements, but at lower levels than in our functional drinks. We continue to package our Gold Standard Line in unique 20-ounce glass bottles. Additionally, in 2002 we introduced two of our iced tea products, namely green tea and original with lemon in 10.14-ounce aseptic packages.

     Juices for Children. In 1999, we introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packages. Each drink contains eleven essential vitamins and six essential minerals. Each line has three flavors. We introduce new flavors in place of existing flavors from time to time. One of these two lines is a dual-branded 100% juice line named "Juice Blast(R)" that was launched in conjunction with Costco Wholesale Corporation ("Costco") and is sold nationally through Costco stores. The other line was a 10% juice line named "Hansen's Natural Multi-Vitamin Juice Slam(R)" that was available to all of our customers. During 2000, we repositioned that line as a 100% juice line under the Juice Slam(R) name and are marketing that line to grocery store chain customers, the health food trade, and other customers. In 2002, we changed the size of the Juice Blast(R) package to 6.75-ounces and are in the process of changing the size of the Juice Slam(R) package to 6.75 ounces as well.

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

     Nutrition Bars and Cereals. In 2000, we introduced a new line of nutrition food bars under the Hansen's(R) brand name. This line is made from grains and fruit. In addition, we introduced a new line of premium G.M.O. free (free from genetically modified organisms) cereals under the Hansen's(R) brand name. During the first half of 2001, we introduced a line of functional food bars and towards the end of the year introduced a line of active nutrition bars, which are specially formulated for adults who are older than 50 years of age. Sales of the bars and cereals have been disappointing and we have discontinued all of these lines other than the nutrition food bar line.

     Hard e Product Line. In 2000, we introduced a malt-based drink under the name Hard e, which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's(R) name. Sales of this product line are very limited.

     Bottled Water. Our still water products were introduced in 1993 and are primarily sold in 0.5-liter plastic bottles to the food service trade.

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

     We purchase concentrates, juices, flavors, vitamins, minerals, nutrients, herbs, supplements, caps, labels, trays, boxes and other ingredients for our beverage products which are delivered to our various third party bottlers and packers. Depending on the product, the third party bottlers or packers add filtered water and/or high fructose corn syrup, or sucrose, or cane sugar or Splenda brand sweetener, Acesulfame-K and/or citric acid or other ingredients and supplements for the manufacture and packaging of the finished products into approved containers. In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

     We are generally responsible for arranging for the purchase of and delivery to our third party bottlers and packers of the containers in which our beverage products are packaged.

     The ingredients for our nutrition food bars are purchased by our co-packers from various suppliers for manufacturing and packaging of the finished bars.

     All of our beverage products are manufactured by various third party bottlers and packers situated throughout the United States and Canada under separate arrangements with each of such parties. The majority of our co-packaging arrangements are on a month-to-month basis. However, certain of our material co-packing arrangements are described below:

     (a) Our agreement with Southwest Canning and Packaging, Inc. ("Southwest") pursuant to which Southwest packages a portion of our Hansen's(R) natural sodas. This contract continues indefinitely and is subject to termination upon 60 days written notice from either party;

     (b) Our agreement with Nor-Cal Beverage Co., Inc. ("Nor-Cal") pursuant to which Nor-Cal packages a portion of our Hansen's(R) juices in P.E.T. plastic bottles. This contract continues until 2008 and is renewable annually thereafter from year-to-year unless terminated by Hansen's not less than 60 days before the end of the then current term.

     (c) Our agreement with Seven-Up/RC Bottling Company of Southern California, Inc. ("Seven-Up") pursuant to which Seven-Up packages a portion of our Monster(TM) and Lost(R) brand energy drinks and a portion of our Hansen's(R) natural sodas. This contract continues until March 2008 and is renewable annually thereafter. Upon termination prior to such time we are entitled to recover certain equipment we have purchased and installed at Seven-Up's facility; and

     (d) Our agreement with Tree Top, Inc. ("Tree Top") pursuant to which Tree Top packages a portion of our Hansen's juices in P.E.T. plastic bottles. The Tree Top agreement is for a period of one (1) year and is renewable thereafter from year-to-year for additional one (1) year terms unless terminated by either party. Either party is entitled, at any time, to terminate the agreement on 60 day's written notice.

     Hard e malt-based drinks are manufactured for HEB by Reflo, Inc. ("Reflo"), pursuant to a manufacturing and distribution agreement ("Reflo Agreement"). Either party may elect to terminate the Reflo Agreement at any time on 90 days notice. Reflo administers the sales and distribution of such products throughout the United States under the terms of the Reflo Agreement,, excluding Arizona, California, Nevada and Oregon where HEB is itself responsible for the sales and distribution of such products. Hard e is currently distributed in five states. However, in many of such states, distribution is on a limited scale.

     In many instances, equipment is purchased by us and installed at the facilities of our packers to enable them to produce certain of our products. In general, such equipment remains our property and is to be returned to us upon termination of the packing arrangements with such packers or is amortized over a pre-determined number of cases that are to be produced at the facilities concerned.

     We pack certain products outside of the West Coast region to enable us to produce products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside of California grow, we continue to secure additional packing arrangements closer to such markets to further reduce freight costs.

     Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, P.E.T./plastic bottles, cans, labels, flavors or supplement ingredients or certain sweetners, or packing arrangements, we might not be able to satisfy demand on a short-term basis.

     Although our production arrangements are generally of short duration or are terminable upon request, we believe a short disruption or delay would not significantly affect our revenues since alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or, within a reasonably short time period. However, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our newer products, including our energy drinks and functional drinks in 8.3-ounce and 16-ounce cans, Gold Standard line, aseptic juice products, Energade(R), sparkling apple cider in 1.5-liter magnum glass bottles, soy smoothies, MonsterTM and Lost(R) energy drinks in 16-ounce cans and sparkling lemonades and orangeade lines. There are also limited shrink sleeve labeling facilities available to us in the United States with adequate capacity for our E2O Energy Water(R). A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. In addition, with regard to the Hard e product, while there are many co-packing facilities in the United States with adequate capacity that could produce such product, due to regulatory issues it may not be feasible for such product to be packed at alternative packaging facilities on short notice. Consequently, a disruption in production of such products could affect our revenues. We continue to seek alternative and/or additional co-packing facilities in the United States or Canada with adequate capacity for the production of our various products to minimize the risk of any disruption in production.

     We have entered into distribution agreements for distribution in most states of Hansen's(R) energy drinks, Monster Energy(TM) drinks, Lost(R) energy drinks, Diet Red energy drinks, Energade(R) energy sports drinks and E2O Energy Water(R). In many states however, distribution is only on a limited scale. Certain of our products are sold in Canada. We also sell a limited range of our products to distributors outside of the United States, including the United Kingdom, Mexico, Japan, Guam, the Caribbean, the United Arab Emirates and India.

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

     We continue to take steps to reduce our inventory levels in an endeavor to lower our warehouse and distribution costs.

     During 2003, we continued to expand distribution of our natural sodas and smoothies outside of California. We expanded our national sales force to support and grow sales, primarily of Hansen's(R) energy drinks, Monster EnergyTM drinks, Diet Red energy drinks, Energade(R) energy sports drinks and E2O Energy Water(R) and we intend to continue to build such sales force in 2004.

     Our Blue Sky(R) products are sold primarily to the health food trade, natural food chains and mainstream grocery store chains, through specialty health food distributors.

     We have been awarded an exclusive contract by the State of California ("State") Department of Health Services, Women, Infant and Children ("WIC") Supplemental Nutrition Branch ("DHS") to supply 100% apple juice and 100% apple grape juice, in 64-ounce P.E.T. plastic bottles. The contract is for a period of three years with a further one-year extension option to be mutually agreed between Hansen's and the State of California. We bid the lowest net cost per unit in terms of the wholesale price, less a rebate to the State.

     We expect to sign formal written agreements with the State in accordance with the bid process in due course. Delivery of the first products to the trade is expected to begin in advance of the July 12, 2004 commencement date for the contract.

     At the present time, multiple manufacturers are supplying apple juice for the WIC program. The new award makes Hansen's the exclusive supplier. We will also be the exclusive supplier for the blended fruit juice category, a new WIC category, with our 100% Apple Grape Juice. The WIC contract is expected to expand the distribution of Hansen's juices, resulting in increased exposure for the Hansen's brand. WIC-approved items are stocked by the grocery trade and by WIC-only stores. Products are purchased by WIC consumers with vouchers given by the DHS to qualified participants. The DHS estimates that Hansen's will be supplying 24.5 million units per year of 64 oz. apple juice and 5.4 million units per year of 64 oz. apple grape juice pursuant to this contract. These estimates from the State, which we cannot independently verify or confirm, could result in an increase in net sales for the company of more than $20 million per annum. However, juices sold pursuant to this contract will be at lower margins than those of the Company's traditional juice business.

     Langer Juice Company ("Langer") filed a protest against the DHS's award of the blended fruit juice category to the Company and Tree Top filed a protest against the DHS's award of the shelf stable ready-to-drink apple juice category to the Company. During February 2004 the hearing officer duly designated by the DHS dismissed both the Langer and Tree Top protests. In March Tree Top filed a petition for a writ of mandate directing the DHS to set aside their decision awarding the apple juice contract to Hansen and to issue that award to Tree Top or alternatively to require that the State rebid the apple juice contract. Such petition is presently pending.

     Our principal warehouse and distribution center and corporate offices relocated to our current facility in October 2000. In January 2004 we leased an additional warehouse facility in Corona to consolidate additional space that had been leased by us on short term leases from time to time to meet our increased warehousing needs due to increases in both sales volumes and products and terminated the two short term leases concerned. We continue to take steps to reduce our inventory levels wherever possible, in an endeavor to lower our warehouse and distribution costs. See also "ITEM 2 - PROPERTIES."

Raw Materials and Suppliers

     The principal raw materials used by us comprise aluminum cans, glass bottles and P.E.T. plastic bottles as well as juices, high fructose corn syrup, sucrose and sucralose, the costs of which are subject to fluctuations. Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The price of plastic bottles and aluminum cans is expected to increase in the future. This will continue to exert pressure on our gross margins.

     Generally, raw materials utilized by us in our business are readily available from numerous sources. However, certain raw materials are manufactured by only one company. Sucralose, which is used alone or in combination with Acesulfame-K in the Company's low-calorie products, is purchased by us from a single manufacturer. Cans for our energy and functional drinks (8.3 ounces) are only manufactured by one company in the United States.

     With regard to fruit juice and juice-drink products, the industry is subject to the variability of weather conditions, which may result in higher prices and/or lower consumer demand for juices.

     We purchase beverage flavors, concentrates, juices, supplements, high-fructose corn syrup, cane sugar, sucrose, sucralose and other sweeteners as well as nutrition food bars and other ingredients, from independent suppliers located in the United States and abroad, and cereals from an independent supplier located abroad.

     Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. We have identified alternative suppliers of many of the supplements contained in many of our beverages. However, industry-wide shortages of certain fruits, and fruit juices, and supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products.

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

     Over the past three years we have experienced substantial competition from new entrants in the energy drink category. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements and Arizona, have added supplements to their products with a view to marketing their products as "functional" or "energy" beverages or as having functional benefits. We believe that many of those products contain lower levels of supplements and principally deliver refreshment. In addition, many competitive products are positioned differently than our energy or functional drinks. Our smoothies and Gold Standard lines are positioned more closely against those products.

     We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca Cola Company, PepsiCo, Inc., Cadbury Schwepps, which includes Dr. Pepper/Seven-up, RC Cola, Snapple, Mistic and Stewart's brands, Nestle Beverage Company, Anheuser Busch and Ocean Spray. More specifically, our products compete with other alternative beverages, including new age beverages, such as Snapple, Elements, Mistic, Arizona, Clearly Canadian, Sobe, Stewart's, Everfresh, Nantucket Nectars, Vitamin Water, Fuse, VeryFine, V8 Splash and Smoothies, Calistoga, Propel Fitness Water, AquaFina, Dasani, Reebok, and Crystal Geyser brands. Due to the rapid growth of the alternative beverage segment of the beverage marketplace, certain large companies such as The Coca-Cola Company and PepsiCo, Inc. have introduced products in that market segment which compete directly with our products such as Nestea, Fruitopia, Lipton, Propel, AquaFina, Dasani, Adrenaline Rush, Amp, KMX and Dole. Our products also compete with private label brands such as those carried by grocery store chains and club stores.

     Our fruit juice smoothies compete directly with Kern's, Jumex, Jugos del Valle and Libby's nectars, V8 Smoothies, as well as with single serve juice products produced by many competitors. Such competitive products are packaged in glass and P.E.T. bottles ranging from 8- to 48-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

     Our apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welch's, Ocean Spray, Tropicana, Minute Maid, Langers, Apple and Eve, Seneca, Northland and also with other brands of apple juice and juice blends, especially store brands.

     Our energy drinks, including Hansen's(R) energy, Diet Red, Hansens(R) energy Deuce, Monster Energy(TM) and Lost(R) energy in 8.3- and 16-ounce cans, compete directly with Red Bull, Adrenaline Rush, Amp, 180, KMX, Venom, Extreme Energy Shot, Rockstar, No Fear, US energy, Red Devil, Lipovitan, MET-Rx, Hype, XTC, and many other brands and our other functional drinks compete directly with Elix, Lipovitan, MET-Rx, Think, and other brands.

     Our E2O Energy Water(R) and still water products compete directly with Vitamin Water, Reebok, Propel, Dasani, Aquafina, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Dannon, and other brands of still water especially store brands.

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

     Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all our beverage, food and alcoholic beverage products. We use our branded vehicles and other promotional vehicles at events at which we distribute our products to consumers for sampling. We utilize "push-pull" methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products including advertising, in store promotions and in store placement of point of sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as breast cancer research as well as extreme sports figures and sporting events such as the Hansen's Energy Pro Pipeline Surfing competition, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motor cross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, Mountain Biking, snowmobile racing, etc. and also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and coupons are also used to promote the Hansen's(R) brand.

     Additionally, during 2003 we entered into a multi-year sponsorship agreement to advertise on the new Las Vegas Monorail ("Monorail Agreement") with the Las Vegas Monorail Company ("LVMC") which includes the right to vend our Monster Energy(TM) drinks and natural sodas on all stations. It is anticipated that the initial term of the Monorail Agreement will commence in May 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, We have the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, not withstanding such election by us, to terminate the Monorail Agreement at the expiration of the then current term.

     We believe that one of the keys to success in the beverage industry is differentiation; such as making Hansen's(R) products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time.

     Where appropriate we partner with retailers to assist our marketing efforts. For example, while we retain responsibility for the marketing of the Juice Slam(R) line of children's multi-vitamin juice drinks, Costco has undertaken sole responsibility for the marketing of the Juice Blast(R) line.

     We  increased   expenditures  for  our  sales  and  marketing  programs  by approximately 22% in 2003 compared to 2002. As of February 28, 2004, we employed 114 employees in sales and marketing activities.

Customers

     Our customers are typically retail and specialty chains, club stores, mass merchandisers, convenience chains, full service beverage distributors and health food distributors. In 2003, sales to retailers represented 47% of our revenues, sales to full service distributors represented 37% of our revenues, and sales to health food distributors represented 10% of our revenues.

     Our major customers include Costco, Trader Joe's, Sam's Club, Vons, Ralph's, Wal-Mart, Safeway and Albertson's. One customer, Costco (which purchases a number of different products from Hansen's regionally and one product nationally), accounted for approximately 15% of our sales in 2003. A decision by Costco or any other major customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

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

     The Hansen's(R) trademark is crucial to our business. This trademark is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. The Hansen's(R) trademark is owned by us and was acquired from a trust (the "Trust") which was created by an agreement between HBC and the predecessor company of Fresh Juice Company of California ("FJC") (the "Agreement of Trust"). The Trust licensed to HBC in perpetuity on an exclusive world-wide royalty-free basis the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of carbonated beverages and waters and shelf stable fruit juices and drinks containing fruit juices. In addition, the Trust licensed to HBC, in perpetuity, on an exclusive world-wide basis, the right to use the Hansen's(R) trademark in connection with the manufacture, sale and distribution of certain non-carbonated beverages and water in consideration of royalty payments. There was a similar license agreement between the Trust and HBC with regard to non-beverage products. No royalties were payable on sodas, energy drinks, juices, lemonades, juice cocktails, fruit juice Smoothies, the Signature Soda line or on the children's multi-vitamin juice drinks. As explained below, no royalty expenses were incurred during 2003, 2002 or 2001.

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

     Effective September 22, 1999, we entered into an Assignment and Agreement with FJC pursuant to which we acquired exclusive ownership of the Hansen's(R) trademark and trade names. Under the Assignment and Agreement, among other matters, we acquired all FJC's rights as grantor and beneficiary of the Trust, all FJC's rights as licensee under certain license agreement pursuant to which FJC has the right to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark and all FJC's rights under the Royalty Sharing Agreement referred to above, as well as certain additional rights, for a total consideration of $775,010, payable over three years. FJC is permitted to continue to manufacture, sell and distribute fresh juice products under the Hansen's(R) trademark for a period of five years i.e. until September 2004. Consequently, we now have full ownership of the Hansen's(R) trademark and our obligation to pay royalties to, and to share royalties with, FJC has been terminated. As of December 31, 2002, the total consideration had been paid to FJC and no further amounts are payable to FJC.

     We have applied to register a number of trademarks in the United States including, but not limited to, Hard e(TM), Monster(TM), Monster Energy(TM) and M (stylized) Monster(TM).

     We own in our own right, a number of trademarks including, but not limited to, Hansen's(R), A New Kind a Buzz(R), Unleash the Beast(R), Hansen's energy(R), Blue Energy(R), Energade(R), Hansen's E2O Energy Water(R), Hansen's slim-down(R), Power Formula(R), THE REAL DEAL(R), LIQUIDFRUIT(R), Imported from Nature(R), California's Natural Choice(R), California's Choice(R), Medicine Man(R), Dyna Juice(R), Equator(R), Hansen's power(R), bewell(R), anti-ox(R), d-stress(R), stamina(R), Aqua Blast(R), Antioxjuice(R) Intellijuice(R), Defense(R), Immunejuice(R), Hansen's Natural Multi-Vitamin Juice Slam(R), Juice Blast(R) and Red Rocker(R) in the United States and the Hansen's(R) and "Smoothie(R)" trademarks in a number of countries around the world.

     In September  2000,  in  connection  with the  acquisition  of the Blue Sky
Natural Beverage business, we, through our wholly owned subsidiary Blue Sky, acquired the Blue Sky(R) trademark, which is registered in the United States and Canada.

     In May 2001, in connection with the acquisition of the Junior Juice Beverage business, we, through our wholly owned subsidiary Junior Juice, acquired the Junior Juice(R) trademark, which is registered in the United States.

     On April 4, 2000, the United States Patent and Trademark Office issued a patent to us for an invention related to a shelf structure (rolling rack) and, more particularly, a shelf structure for a walk-in cooler. Such shelf structure is utilized by us to secure shelf space for and to merchandise our energy and functional drinks in cans in refrigerated Visi coolers and walk-in coolers in retail stores.

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

     California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

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

Employees

     As of February 28, 2004, we employed a total of 173 employees, 159 persons on a full-time basis. Of our 173 employees, we employ 59 in administrative and quality control capacities and 114 persons in sales and marketing capacities. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Compliance with Environmental Laws

     In California, we are required to collect redemption values from our customers and to remit such redemption values to the State of California Department of Conservation based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states and Canada where Hansen's(R) products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective state agencies based upon the number of cans and bottles of certain carbonated and non-carbonated products, sold in such states.

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

                             Hansen Beverage Company
                              1010 Railroad Street
                                Corona, CA 92882
                                 (909) 739-6200
                                  (800) HANSENS

ITEM 2.  PROPERTIES

     Our corporate offices and main warehouse are located at 1010 Railroad Street, Corona, California 92882. Our lease for this facility expires in October 2010. The area of the facility is approximately 113,600 square feet. Additionally, in January 2004 we entered into a lease for additional warehouse space in Corona, California. The area of this facility is approximately 80,000 square feet. This lease will expire at the end of March 2008 with an option to extend the lease until October 2010. We also rent additional warehouse space on a short-term basis from time to time in public warehouses situated throughout the United States and Canada.

ITEM 3.  LEGAL PROCEEDINGS

     In March 2001, we filed a complaint in the United States District Court for the Central District of California against South Beach Beverage Company LLC ("Sobe"), for patent infringement, violation of trademark rights, false advertising, unfair competition, trespass to chattels and tortious interference with business relations arising from Sobe's unlawful conduct and unauthorized use of our property and our patent in respect of our rolling rack shelf structure, Sobe's improper business practices, interference with our right to conduct business, injunctive relief and unspecified monetary damages. A settlement agreement was concluded between the parties and pursuant thereto a consent judgment and permanent injunction was issued pursuant to which Sobe is enjoined from certain conduct and competitive activities.

     In December 2002, a non-profit organization describing itself as Citizens for Responsible Business Inc., filed a complaint against us together with more than a hundred additional defendants comprising retailers, distributors, manufacturers and suppliers, in the Superior Court of San Francisco. In that complaint, the plaintiff sought preliminary and permanent injunctive relief enjoining the Company and all other defendants from selling food products advertised as "ginseng" or "siberian ginseng" that are not derived from plants classified within the genus "panax", for restitution and disgourgement of monies obtained from the sale of products advertised as "ginseng" or "siberian ginseng" which were not derived from plants classified within the genus "panax" or were derived from eleuthero plants, attorneys fees and other relief. In or about April 2003 the action was settled and the Company was dismissed from the case on terms favorable to the Company.

     During 2002, in response to our cease and desist letter to Skyy Spirits LLC in which we alleged infringement by Skyy Spirits and/or its licensee of our Blue Sky(R) trademark, Skyy Spirits filed a complaint in the United States District Court for the Northern District of California for a declaratory order and additional relief. We filed a counterclaim against Skyy Spirits and joined Miller Brewing Company in the proceedings in which we have sought an injunction and claimed damages, including an accounting for profits earned by both Skyy Spirits and Miller Brewing Company, from the sale of the infringing beverage products and further relief. The trial in this matter has been scheduled for hearing in April 2004.

     During 2003, in response to a cease and desist letter from the Coca-Cola Company and its subsidiary Odwalla, Inc. in which they complained of the use by us of the Monster trademark and name, we filed a complaint in the United States District Court for the Southern District of California for a declaratory order and additional relief. The Company is engaged in settlement discussions with the Coca-Cola Company and Odwalla, Inc. If no settlement is reached, the Company will vigorously pursue the matter. The Company believes that it has good prospects of success.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on October 17, 2003. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

    Director                                             Votes For
    --------                                             ---------
    Rodney C. Sacks                                      8,702,968
    Hilton H. Schlosberg                                 8,702,968
    Benjamin M. Polk                                     8,702,968
    Norman C. Epstein                                    8,702,988
    Harold C. Taber, Jr.                                 8,702,968
    Mark S. Vidergauz                                    8,702,888

     In addition, at the meeting our stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2003, by a vote of 8,763,144 for, 6,250 against and 2,137 abstaining.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
MATTERS

Principal Market

     The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the NASDAQ Small-Cap Market under the symbol "HANS". As of March 11, 2004, there were 10,448,417 shares of the Company's Common Stock outstanding held by approximately 619 holders of record.

Stock Price and Dividend Information

     The following table sets forth high and low bid closing quotations of our Common Stock for the periods indicated:

                                    High            Low
                                  -------         -------
   Year Ended December 31, 2003
      First Quarter               $ 4.50          $ 3.17
      Second Quarter              $ 4.50          $ 3.89
      Third Quarter               $ 6.24          $ 4.20
      Fourth Quarter              $ 9.40          $ 5.79

   Year Ended December 31, 2002
      First Quarter               $ 4.49          $ 3.82
      Second Quarter              $ 4.40          $ 3.73
      Third Quarter               $ 4.41          $ 3.00
      Fourth Quarter              $ 4.65          $ 3.58


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

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2003 with respect to shares of our common stock that may be issued under our equity compensation plans.


                                                           Number of securities
                   Number                                  remaining available
               of securities         Weighted-average      for future issuance
                to be issued         exercise price of        under equity
               upon exercise of        outstanding         compensation plans
             outstanding options,    options, warrants   (excluding securities
             warrants and rights        and rights      reflected in column (a))
Plan category      (a)                     (b)                       (c)
---------------------------------  -------------------  ------------------------
Equity
  compensation
  plans
  approved by
  stockholders     1,469,800               $3.87                   1,148,500

Equity
  compensation
  plans not
  approved by
  stockholders        -                      -                         -
             --------------------  -------------------  ------------------------
 Total             1,469,800               $3.87                   1,148,500
             ====================  ===================  ========================

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 1999 through 2003 and the balance sheet data as of December 31, for the years indicated, are derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with those financial statements and notes thereto, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

(in thousands,
except per
share
information)      2003        2002         2001          2000          1999
------------    --------    --------    ---------      --------      --------
Gross Sales     $138,454    $115,490     $ 99,693      $ 86,072      $ 77,793
Net sales       $110,352    $ 92,046     $ 80,658      $ 71,706      $ 66,184
Net income      $  5,930    $  3,029     $  3,019      $  3,915      $  4,478

Net income
 per common share
  Basic         $   0.58    $   0.30     $   0.30      $   0.39      $   0.45
  Diluted       $   0.55    $   0.29     $   0.29      $   0.38      $   0.43
Total assets    $ 47,997    $ 40,464     $ 38,561      $ 38,958      $ 28,709
Long-term debt  $    358    $  3,606     $  5,851      $  9,732      $    903


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  discussion  ("MD&A") is provided as a  supplement  to - and should be read in conjunction with - our financial statements and the accompanying notes ("Notes") included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

     This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

o Our Business - a general description of our business; the value drivers of our business; and opportunities and risks;
o Results of Operations - an analysis of our consolidated results of operations for the three years presented in our financial statements;
o Liquidity and Capital Resources - an analysis of our cash flows, sources and uses of cash and contractual obligations;
o Application of Critical Accounting Policies and Pronouncements - a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;
o Sales - details of our sales measured on a quarterly basis in both dollars and cases;
o Inflation - information about the impact that inflation may or may not have on our results;
o Forward Looking Statements - cautionary information about forward looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the company's historical results or our current expectations or projections; and
o Market Risks - Information about market risks and risk management. See "Forward Looking Statements" and "ITEM 7A. - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS"

Our Business

     Overview

     We develop, market, sell and distribute, in the main, a wide range of branded beverages. The majority of our beverages fall within the growing "alternative" beverage category. The principal brand names under which our beverages are marketed are Hansen's(R), Monster Energy(TM), Blue Sky(R), Junior Juice(R), and Lost(R). We own all of our above-listed brand names other than Lost(R) which we produce, market, sell and distribute under an exclusive licensing arrangement with Lost International LLC.

     Our company principally generates revenues, income and cash flows by developing, producing, marketing, selling and distributing finished beverage products. We generally sell these products to retailers as well as distributors.

     We incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We focus on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors receive rebates, promotions, point of sale materials, merchandise displays and coolers. We also use in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, and sponsorship of, and endorsements from, selected public and extreme sports figures and causes. Consumers receive coupons, discounts and promotional incentives. These marketing expenditures help to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brands. Greater distribution and availability, awareness and preference promotes long term growth.

     During 2003, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

     We believe that one of the keys to success in the beverage industry is differentiation; such as making Hansen's(R) products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time.

     We again achieved record sales in 2003. The increase in gross and net sales in 2003 was primarily attributable to sales of our Monster Energy(R) drink, which was introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(R) drink which was introduced in 2003, as well as increased sales of Natural Sodas, in particular Diet Natural Sodas, our Energy Deuce drink, Junior Juice, Diet Energy, apple juice and, to a lesser extent, sparkling beverages. The increase in gross and net sales was partially offset by decreased sales primarily of energy drinks in 8.3-ounce cans, Smoothies, E2O Energy Water(R), Soy Smoothies, Energade(R) energy sports drinks, and teas, lemonades and cocktails.

     During 2003, sales outside of California represented 47% of our aggregate sales, as compared to approximately 42% of our aggregate sales in 2002. Sales to distributors outside the United States during 2003 amounted to $1,612,000 compared to $1,242,000 in 2002.

     Our customers are typically retail and specialty chains, club stores, mass merchandisers, convenience chains, full service beverage distributors and health food distributors. In 2003, sales to retailers represented 47% of our revenues, sales to full service distributors represented 37% of our revenues and sales to health food distributors represented 10% of our revenues.

     In 2003, we introduced a carbonated lo-carb Monster Energy(R) drink in 16-ounce cans, a carbonated energy Deuce drink in 16-ounce cans, a diet root beer Natural Soda, a 100% Apple Juice in aseptic pouches, and regular and diet sparkling Lemonades and Orangeades in 12-ounce glass bottles.

     Sales of our dual-branded 100% juice line named "Juice Blast(R)", which was launched in conjunction with Costco and is sold nationally through Costco stores, were lower in 2003 than in 2002. We have, in conjunction with Costco, introduced new flavors in place of certain of the existing flavors and will continue to introduce new flavors in an effort to ensure that the variety pack remains fresh and different for consumers.

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(R) Natural Soda business. The Blue Sky(R) Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy drink in 8.3-ounce cans. During the year, we continued to expand distribution of the Blue Sky products into mainstream grocery chain stores throughout the country.

     In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(R) beverage business. The Junior Juice(R) product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     During 2003, we entered into several new distribution agreements for the sale of our products, both within and outside the United States. As discussed under "ITEM 1 BUSINESS - MANUFACTURE and DISTRIBUTION", we anticipate that we will continue building our national sales force in 2004 to support and grow the sales of our products.

     A chain grocery store strike in Southern California, which commenced during the last quarter of 2003, adversely affected sales of those of our products that are carried by the stores concerned. However, the drop in sales of such products was partially offset by increased sales of certain of those products that are carried by other retailers in Southern California.

     In 2002, we introduced a Sparkling Cider 100% juice drink in a 1.5 liter Magnum glass bottle. However, due to limited reports of some bottles breaking, we promptly recalled the product. We are pursuing a claim for the costs and losses incurred by us. We will reevaluate relaunching this product once certain production issues are resolved to our satisfaction.

     At the beginning of 2004, we launched a new carbonated energy drink under the Lost(R) brand name, in a 16-ounce can. The Lost(R) brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by us under exclusive license from Lost International LLC.

     During 2004, we were awarded an exclusive contract by the State of California, Department of Health Services Women, Infant and Children Supplemental Nutrition Branch, to supply 100% Apple juice and 100% Apple Grape juice in 64-ounce PET plastic bottles. See "ITEM 1 BUSINESS - MANUFACTURE and DISTRIBUTION."

     We continue to incur expenditures in connection with the development and introduction of new products and flavors.

     Value Drivers of our Business

     We believe that the key value drivers of our business include the following:

o Profitable Growth - We believe healthy brands - properly supported by marketing and innovation, targeted to a broad consumer base-drive profitable growth. We continue to broaden our family of brands. In particular, we are expanding and growing our specialty beverages and energy drinks to provide more alternatives to consumers. We are focused on maintaining or increasing profit margins. We believe that tailored brand, package, price and channel strategies help achieve profitable growth. We are implementing these strategies with a view to accelerating profitable growth.

o Cost Management - The principal focus of cost management will continue to be on supplies and cost reduction. One key area of focus, for example, is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues. Another key area of focus is the reduction in inventory levels. However, due to the expansion in the number of our products as well as increased sales levels in 2003, overall inventory levels increased.

o Efficient Capital Structure - Our capital structure is intended to optimize our costs of capital. We believe our strong capital position, our ability to raise funds at low effective cost and overall low costs of borrowing provide a competitive advantage.

     We believe that these value drivers, when properly implemented, will result in (1) maintaining and improving our gross profit margin; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

     Gross and net operating revenues, gross profits, operating income, and net income and net income per share represent key measurements of the above value drivers. In 2003, gross operating revenues totaled $138.5 million, a 19.9% increase from 2002. Net operating revenues totaled $110.4 million, an increase of 19.9% over 2002. Gross profit totaled $43.8 million in 2003, a 31.7% increase from 2002. Operating income was $9.8 million compared to $5.3 million for 2002. Net income was $5.9 million as compared to $3.0 million for 2002. Net income per share (diluted) was $0.55 from $0.29 per diluted share in 2002. These measurements will continue to be a key management focus in 2004 and beyond. See also "Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

     In 2003, the Company had working capital of $17.2 million compared to $15 million as of December 31, 2002. In 2003, our net cash provided by operating activities was approximately $5.5 million, a 101% increase from 2002. Principal uses of cash flows are purchases of inventory, increases in accounts receivable and other assets, acquisition of property and equipment and trademark licenses and trademarks. Repayment of our debt and accounts payable are expected to be and remain our principal recurring use of cash and working capital funds. See also LIQUIDITY AND CAPITAL RESOURCES.

     Opportunities, Challenges and Risks

     Looking forward, our management has identified certain challenges and risks that demand the attention of the beverage industry and our company. Increase in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles represents a challenge. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and lo-carb beverages, juices and juice drinks, sports drinks and waters and energy drinks. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety.

     Our historical success is attributable, in part, to our introduction of different and innovative beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages, although there can be no assurance of our ability to do so. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality, health, method of distribution, brand image and intellectual property protection. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect companies that misjudge such preferences.

     In addition, other key challenges and risks that could impact our company's future financial results include, but are not limited to:

     o    maintenance of our brand images and product quality;

     o profitable expansion and growth of our family of brands in the competitive market place (See also "ITEM 1 BUSINESS - COMPETITION" and "SALES AND MARKETING");

     o restrictions on imports and sources of supply; duties or tariffs; changes in government regulations; o protection of our existing intellectual property portfolio of trademark licenses and trademarks and the continuous pursuit of new and innovative trademarks for our expanding product lines; and

     o    the imposition of additional restrictions.

     We believe that the following opportunities exist for us:

     o growth potential for non-alcoholic beverage categories including - energy drinks, carbonated soft drinks, juices and juice drinks, sports drinks and water;

     o new product introductions intended to contribute to higher gross profits;

     o    premium packages intended to generate strong revenue growth;

     o significant package, pricing and channel opportunities to maximize profitable growth; and

     o    proper positioning to capture industry growth.

Results of Operations

                                                                                       Percentage Change
                                                                                   -------------------------
                                          2003            2002           2001        03 vs. 02    02 vs. 01
                                    --------------- --------------- -------------- ------------ ------------
Gross sales                          $ 138,454,345   $ 115,490,019   $ 99,693,390        19.9%        15.8%
Less:  Discounts, allowances
   and promotional payments            28,102,149      23,443,657     19,035,073        19.9%        23.2%
                                    --------------- --------------- -------------- ------------ ------------
Net sales                              110,352,196      92,046,362     80,658,317        19.9%        14.1%
Cost of sales                           66,577,168      58,802,669     51,796,539        13.2%        13.5%
                                    --------------- --------------- -------------- ------------ ------------
Gross profit                            43,775,028      33,243,693     28,861,778        31.7%        15.2%
Gross profit margin                          39.7%           36.1%          35.8%

Selling, general and                    33,887,045      27,896,202     22,803,433        21.5%        22.3%
   administrative expenses
Amortization of trademark
   license and trademarks                   61,888          54,558        507,488        13.4%       (89.2%)
                                    --------------- --------------- -------------- ------------ ------------
Operating income                         9,826,095       5,292,933      5,550,857        85.6%        (4.6%)
Operating income as a percent
   of net sales                               8.9%            5.8%           6.9%

Net nonoperating expense                    67,013         227,758        518,602       (70.6%)      (56.1%)
                                    --------------- --------------- -------------- ------------ ------------
Income before provision for
   income taxes                          9,759,082       5,065,175      5,032,255        92.7%         0.7%

Provision for income taxes               3,828,678       2,035,980      2,012,902        88.1%         1.1%
                                    --------------- --------------- -------------- ------------ ------------
Effective tax rate                           39.2%           40.2%          40.0%

Net income                             $ 5,930,404     $ 3,029,195    $ 3,019,353        95.8%         0.3%
                                    =============== =============== ============== ============ ============
Net income as a percent of net
   sales                                      5.4%            3.3%           3.7%

Net income per common share:
   Basic                               $      0.58     $      0.30    $      0.30        93.3%         0.0%
   Diluted                             $      0.55     $      0.29    $      0.29        89.7%         0.0%


     Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Gross Sales. For the year ended December 31, 2003, gross sales were $138.5 million, an increase of $23.0 million or 19.9% higher than gross sales of $115.5 million for the year ended December 31, 2002. The increase in gross sales is primarily attributable to the introduction of new products and increased sales of certain of our existing products as discussed below in "Net Sales."

     Net Sales. For the year ended December 31, 2003, net sales were $110.4 million, an increase of $18.3 million or 19.9% higher than net sales of $92.0 million for the year ended December 31, 2002. The increase in net sales was primarily attributable to sales of our Monster Energy(TM) drink, which was introduced in April 2002, as well as increased sales of Natural Sodas, Junior Juice and, to a lesser extent, sparkling beverages. The increase in net sales was partially offset by decreased sales of functional drinks, smoothies, E2O Energy Water, Energade(R) energy sports drinks, and children's multi-vitamin juice drinks as well as an increase in discounts, allowances and promotional payments.

     Gross Profit. Gross profit was $43.8 million for the year ended December 31, 2003, an increase of $10.5 million or 31.7% over the $33.2 million gross profit for the year ended December 31, 2002. Gross profit as a percentage of net sales was 39.7% for the year ended December 31, 2003 which was higher than gross profit as a percentage of net sales of 36.1% for the year ended December 31, 2002. The increase in gross profit was primarily attributable to increased net sales. Although a greater percentage of our sales comprised products having higher gross margins than the prior year, the increase in profit margins was partially reduced by higher promotional payments and allowances to promote our products.

     Total Operating Expenses. Total operating expenses were $33.9 million for the year ended December 31, 2003, an increase of $6.0 million or 21.5% over total operating expenses of $28.0 million for the year ended December 31, 2002. Total operating expenses as a percentage of net sales slightly increased to 30.8% for the year ended December 31, 2003, from 30.4% for the year ended December 31, 2002. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The increase in total operating expenses as a percentage of net sales was primarily attributable to the comparatively larger increase in selling, general and administrative expenses than the increase in net sales.

     Selling, General and Administrative. Selling, general and administrative expenses were $33.9 million for the year ended December 31, 2003, an increase of $6.0 million or 21.5% over selling, general and administrative expenses of $27.9 million for the year ended December 31, 2002. Selling, general and administrative expenses as a percentage of net sales increased to 30.7% for the year ended December 31, 2003 from 30.3% for the year ended December 31, 2002. Selling expenses were $20.1 million for the year ended December 31, 2003, an increase of $4.0 million or 25.1% over selling expenses of $16.1 million for the year ended December 31, 2002. Selling expenses as a percentage of net sales increased to 18.2% for the year ended December 31, 2003 from 17.4% for the year ended December 31, 2002. The increase in selling expenses was primarily attributable to increased distribution (freight) and storage expenses, trade development activities including cooperative arrangements with our distributors, sponsorships and promotions, in-store demonstrations and merchandise displays which was partially offset by decreased expenditures for graphic design. In addition, we incurred expenses of approximately $267,000 during 2003 in connection with our sponsorship of the Las Vegas Monorail as part of our efforts to promote our Monster product line. General and administrative expenses were $13.8 million for the year ended December 31, 2003, an increase of $2.0 million or 16.6% over general and administrative expenses of $11.8 million for the year ended December 31, 2002. General and administrative expenses as a percentage of net sales were 12.5% for the year ended December 31, 2003 which was slightly lower than general and administrative expenses as a percentage of net sales of 12.9% for the year ended December 31, 2002. The increase in general and administrative expenses was primarily attributable to an increase in payroll costs as we expanded our headcount, as well as fees paid for legal and accounting services and increased travel and insurance expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively lower increase in payroll costs.

     Amortization of Trademark License and Trademarks. Amortization of trademark license and trademarks was $62,000 for the year ended December 31, 2003, an increase of $7,000 from amortization of trademark license and trademarks of $55,000 for the year ended December 31, 2002. The increase in amortization of trademark license and trademarks was due to the acquisition of trademarks during the year ended December 31, 2003.

     Operating Income. Operating income was $9.8 million for the year ended December 31, 2003, compared to $5.3 million for the year ended December 31, 2002. The $4.5 million increase in operating income was primarily attributable to increased gross profits, which was partially offset by increased operating expenses.

     Net Nonoperating Expense. Net nonoperating expense was $67,000 for the year ended December 31, 2003, which was $161,000 lower than net nonoperating expense of $228,000 for the year ended December 31, 2002. Net nonoperating expense consists of interest and financing expense and interest income. Interest and financing expense for the year ended December 31, 2003 was $73,000, as compared to $231,000 for the year ended December 31, 2002. The decrease in interest and financing expense was primarily attributable to decreased interest expense incurred on our borrowings which was primarily attributable to the decrease in outstanding loan balances and lower interest rates. Interest and royalty income for the year ended December 31, 2003 was $6,000, as compared to interest income of $3,000 for the year ended December 31, 2002. The increase in interest income was primarily attributable to an increase in the cash available for investment during the year ended December 31, 2003.

     Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2003 was $3.8 million which was an increase of $1.8 million as compared to the provision for income taxes of $2.0 million for the year ended December 31, 2002. The increase in provision for income taxes was primarily attributable to the increase in operating income. The effective combined federal and state tax rate for 2003 was 39.2%, which was lower than the effective tax rate of 40.2% for 2002 due to the increase in the apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $5.9 million for the year ended December 31, 2003, which was an increase of $2.9 million as compared to net income of $3.0 million for the year ended December 31, 2002. The increase in net income was primarily attributable to the $10.5 million increase in gross profit and decrease in nonoperating expense of $161,000 for the year ended December 31, 2003 which was partially offset by increased operating expenses of $6.0 million and an increase in the provision of income taxes of $1.8 million.

     Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Gross Sales. For the year ended December 31, 2002, gross sales were $115.5 million, an increase of $15.8 million or 15.8% higher than gross sales of $80.7 million for the year ended December 31, 2001. The increase in gross sales is primarily attributable to the introduction of new products and increased sales of certain of our existing products as discussed below in "Net Sales."

     Net Sales. For the year ended December 31, 2002, net sales were $92.0 million, an increase of $11.3 million or 14.1% higher than net sales of $80.7 million for the year ended December 31, 2001. The increase in net sales was primarily attributable to sales of our Monster EnergyTM drink, which was introduced in April 2002, as well as increased sales of Natural Sodas, E2O Energy Water(R), which was introduced in June 2001, Energade(R) energy sports drinks, which were introduced in July 2001, apple juice, and Soy Smoothies, which were introduced in December 2001. We also benefited, to a lesser extent, from increased sales of the children's multi-vitamin juice drinks, Junior Juice(R), which was acquired in May 2001, and smoothies in P.E.T. plastic bottles. The increase in net sales was partially offset by decreased sales of Signature Soda, Hard e, functional drinks, teas, lemonades and cocktails and smoothies in cans as well as an increase in discounts, allowances and promotional payments, notably higher coupon costs.

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

     Selling, General and Administrative. Selling, general and administrative expenses were $27.9 million for the year ended December 31, 2002, an increase of $5.1 million or 22.3% over selling, general and administrative expenses of $22.8 million for the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of net sales increased to 30.3% for the year ended December 31, 2002, from 28.3% for the year ended December 31, 2001. Selling expenses were $16.1 million for the year ended December 31, 2002, an increase of $3.7 million or 29.9% over selling expenses of $12.4 million for the year ended December 31, 2001. Selling expenses as a percentage of net sales increased to 17.4% for the year ended December 31, 2002, from 15.3% for the year ended December 31, 2001. The increase in selling expenses was primarily attributable to increased distribution (freight) and storage expenses, advertising, point-of-sale materials and merchandise displays, in-store demonstrations and graphic design. The increase in selling expenses was partially offset by a decrease in expenditures for premiums. General and administrative expenses were $11.8 million for the year ended December 31, 2002, an increase of $1.4 million or 13.3% over general and administrative expenses of $10.4 million for the year ended December 31, 2001. General and administrative expenses as a percentage of net sales were 12.9% for the year ended December 31, 2002 which was consistent with the year ended December 31, 2001. The increase in general and administrative expenses was primarily attributable to an increase in payroll costs, charitable contributions, fees paid for legal and accounting services and increased travel expenses as well as other general and administrative expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively lower increase in payroll costs.

     Amortization of Trademark License and Trademarks. Amortization of trademark license and trademarks was $55,000 for the year ended December 31, 2002, a decrease of $452,000 from amortization of trademark license and trademarks of $507,000 for the year ended December 31, 2001. The decrease in amortization of trademark license and trademarks was due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 in the first quarter of 2002 (Note 1 of the financial statements) which eliminated amortization on indefinite-lived intangible assets.

     Operating Income. Operating income was $5.3 million for the year ended December 31, 2002, compared to $5.6 million for the year ended December 31, 2001. The $258,000 decrease in operating income was primarily attributable to increased operating expenses, which was partially offset by increased gross profit.

     Net Nonoperating Expense. Net nonoperating expense was $228,000 for the year ended December 31, 2002, which was $291,000 lower than net nonoperating expense of $519,000 for the year ended December 31, 2001. Net nonoperating expense consists of interest and financing expense and interest income. Interest and financing expense for the year ended December 31, 2002 was $231,000, as compared to $528,000 for the year ended December 31, 2001. The decrease in interest and financing expense was primarily attributable to decreased interest expense incurred on our borrowings which was primarily attributable to the decrease in outstanding loan balances and lower interest rates. Interest income for the year ended December 31, 2002 was $3,000, as compared to interest income of $9,000 for the year ended December 31, 2001. The decrease in interest income was primarily attributable to a reduction in the cash available for investment during the year ended December 31, 2002.

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

Liquidity and Capital Resources

     As of December 31, 2003, the Company had working capital of $17,196,000, compared to working capital of $14,950,000 as of December 31, 2002. The increase in working capital was primarily attributable to net income earned after adjustments for certain noncash expenses, primarily depreciation and other amortization, amortization of trademark license and trademarks, and a decrease in deposits and other assets and an increase in deferred income taxes which was partially offset by payments made in reduction of long-term debt and increased expenditures for the acquisition of property, trademark license and trademarks.

     Net cash provided by operating activities for the year ended December 31, 2003 was $5,484,000, compared to cash provided by operating activities of $2,727,000 during 2002. The increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable, and an increase in accounts payable, income taxes payable, accrued compensation, and accrued liabilities which was partially offset by increases in inventories. Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, and repayment of our line of credit and accounts payable are expected to remain our principal recurring use of cash and working capital funds.

     Net cash used in investing activities for the year ended December 31, 2003 was $2,438,000 as compared to net cash used in investment activities of $92,000 in 2002. The increase in net cash used in investing activities was primarily attributable to increased purchases of property and equipment and an increase in trademarks as well as a decrease in expenditures for deposits and other assets in 2003 which was partially offset by proceeds from the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand, as well as the introduction of new product lines.

     Net cash used in financing activities was $2,486,000 for the year ending December 31, 2003, as compared to net cash used in financing activities of $2,344,000 in 2002. The increase in net cash used in financing activities as compared to the prior year was primarily attributable to increased principal payments of long-term debt, which was partially offset by increased proceeds from the issuance of common stock during 2003.

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $12.0 million under its line of credit, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of HBC from time to time. At December 31, 2003, HBC had no balances outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $7,800,000.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with its financial ratios and annual net income requirements and obtained a waiver from Comerica with regards to its capital expenditure limitations at December 31, 2003.

     If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to secured parties under the Uniform Commercial Code, institute legal proceedings to foreclose upon the lien and security interest granted or for the sale of any or all collateral.

     Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

     Other commitments represent our obligations under our agreement with the Las Vegas Monorail Company. See also "ITEM 1 - SALES AND MARKETING."

     The following represents a summary of the Company's contractual obligations and related scheduled maturities as of December 31, 2003:

                                 Long-Term
                                  Debt &
                               Capital Lease     Operating         Purchase           Other
                                Obligations        Leases          Obligations         Commitments       Total
                             ----------------- ---------------- ------------------ ------------------ ------------------
Year ending December 31:
2004                             $ 244,271      $   893,359       $  6,732,789       $   750,000       $  8,620,419
2005                               211,484          970,359          7,259,120           250,000          8,690,963
2006                               146,580        1,017,128          7,259,120                            8,422,828
2007                                              1,030,218          1,460,000                            2,490,218
2008                                                773,997                                                 773,997
Thereafter                                        1,199,730                                               1,199,730
                             ----------------- ---------------- ------------------ ----------------- ------------------
                                 $ 602,335      $ 5,884,791       $ 22,711,029       $ 1,000,000       $ 30,198,155
                             ================= ================ ================== ================= ==================


     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment through December 31, 2004.

Accounting Policies and Pronouncements

     Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America ("GAAP".) GAAP requires the Company to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business.The following summarize the most significant accounting and reporting policies and practices of the Company:

     Trademark License and Trademarks - Trademark license and trademarks primarily represent the Company's exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademark licenses and trademarks while continuing to amortize remaining trademark licenses and trademarks over one to 25 years.

     In accordance with SFAS No. 142, we evaluate our trademark license and trademarks annually for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated using the income approach. Based on our annual impairment analysis performed in the fourth quarter of 2003, the estimated fair values of trademark license and trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of December 31, 2003.

     Management believes that the accounting estimate related to impairment of its long lived assets, including its trademark license and trademarks, is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management's assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

     In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenues data for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. In addition, the Company supports its customers with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. In certain instances, a portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-9 which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. The Company has conformed its presentation of advertising and promotional allowances to comply with the provisions of EITF No. 01-9.

     Accounts Receivable - The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer's inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

     Inventories - Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and/or its ability to sell the products concerned and production requirements. Demand for the Company's products can fluctuate significantly. Factors which could affect demand for the Company's products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

     Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See Note 7 in Notes to Consolidated Financial Statements.

     Newly Issued Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation SFAS Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted such interpretation on November 1, 2002 with no material impact to the consolidated financial statements.

     In January 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51, and revised in December 2003. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN 46(R) will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," as amended by various FASB staff positions posted in October and November 2003, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provision of this statement for the first fiscal period beginning after December 15, 2004. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its consolidated financial position, results of operations or cash flows.

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

     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company has not had sufficient experience with many its newer product introductions and consequently has no knowledge of the trends which may occur with such products. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products, soda concentrates and increased advertising and promotional expenses. See also "ITEM 1. BUSINESS - SEASONALITY."

Unit Case Volume / Case Sales (in Thousands)

               2003          2002          2001            2000           1999
             ---------     --------      ---------      ----------    ----------
Quarter 1      4,219         3,597         3,091           2,451          2,287
Quarter 2      5,356         4,977         4,171           3,323          2,817
Quarter 3      6,221         5,146         4,271           3,157          3,148
Quarter 4      4,625         3,885         3,583           2,859          2,645
             ---------     --------      ---------      ----------    ----------
Total         20,421        17,605        15,116          11,790         10,897
             =========    =========      =========      ==========   ===========

Net Revenues (in Thousands)

               2003          2002          2001            2000          1999
            ---------     ----------    ----------     -----------   -----------
Quarter 1  $  22,086        $18,592      $16,908         $14,236        $13,836
Quarter 2     28,409         26,265       22,337          20,702         17,471
Quarter 3     33,291         26,985       23,011          20,434         18,969
Quarter 4     26,566         20,204       18,402          16,334         15,908
           ----------     ----------   -----------     -----------   -----------
Total      $ 110,352        $92,046      $80,658         $71,706        $66,184
           ==========    ===========   ===========    ============   ===========

Inflation

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of the Act.

     These statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

     o Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;

     o Decreased demand for our products resulting from changes in consumer preferences;

     o Changes in demand that are weather related, particularly in areas outside of California;

     o Competitive products and pricing pressures and the Company's ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;

     o    The introduction of new products;

     o An inability to achieve volume growth through product and packaging initiatives;

     o Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company's products are marketed and/or labeled and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms, and/or Federal Trade Commission, and/or certain state regulatory agencies;

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

     o    Changes in product category consumption;

     o    Unforeseen economic and political changes;

     o    Possible recalls of the Company's products; and

     o The Company's ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water(R), Energade(R), Monster
          Energy(R) and Lost(R) energy drinks, soy smoothies, sparkling orangeades and lemonades in glass bottles and other products.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) which the Company is exposed to are fluctuations in commodity prices affecting the cost of raw materials and changes in interest rates of the Company's long term debt. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

     At December 31, 2003, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended December 31, 2003, the net impact on the Company's pre-tax earnings would have been insignificant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be furnished in response to this Item follows the signature page hereto at pages 55 through 75.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is anticipated that the next annual meeting of stockholders will be held in October or November, 2004.

     The members of our Board of Directors and our executive officers are as follows:

               Name              Age                    Position
  --------------------------   -------   ---------------------------------------
  Rodney C. Sacks(1)             54      Chairman of the Board of Directors and
                                           Chief Executive Officer

  Hilton H. Schlosberg(1)        51      Vice Chairman of the Board of
                                           Directors, Chief Financial Officer,
                                           Chief Operating Officer and
                                           Secretary

  Benjamin M. Polk               53      Director

  Norman C. Epstein(2)(3)        63      Director

  Harold C. Taber, Jr. (2)       64      Director

  Mark S. Vidergauz(2)(3)        50      Director

  Mark Hall                      49      Senior Vice President, National Sales,
                                           Single-Serve Products of HBC

  Michael B. Schott              55      Vice President, National Sales,
                                           Single-Serve Products of HBC

  Kirk Blower                    54      Senior Vice President, Juice and
                                           Non-Carbonated Products of HBC

  Thomas J. Kelly                49      Vice President - Controller and
                                           Secretary of HBC


1  Member of the Executive Committee of the  Board of Directors

2  Member of the Audit Committee of the Board of Directors

3  Member of the Compensation Committee of the Board of Directors

     Rodney C. Sacks - Chairman of the Board of Directors of the Company, Chief Executive Officer and director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors of the Company since October 1992. Chairman and a director of HBC from June 1992 to the present.

     Hilton H. Schlosberg - Vice Chairman of the Board of Directors of the Company, President, Chief Operating Officer, Secretary, and a director of the Company from November 1990 to the present and Chief Financial Officer of the Company since July 1996. Member of the Executive Committee of the Board of
Directors of the Company since October 1992. Vice Chairman, Secretary and a director of HBC from July 1992 to the present.

     Benjamin M. Polk - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Partner with Winston & Strawn LLP (New York, New York) where Mr. Polk has practiced law with that firm and its predecessors, Whitman Breed Abbott & Morgan LLP and Whitman & Ransom, from August 1976 to the present.(1)

     Norman C. Epstein - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998. Managing Director of Cheval Acceptances, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

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

     Mark S. Vidergauz - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998. Member of the Audit Committee of the Board of Directors since April 2000. Managing Director and Chief Executive Officer of Sage Group LLC from April 2000 to present. Managing director at the Los Angeles office of ING Barings LLC, a diversified financial service institution headquartered in the Netherlands from April 1995 to April 2000.

     Mark Hall - Senior Vice President, Single-Serve Products, joined HBC in 1997. Prior to joining HBC, Mr. Hall spent three years with Arizona Beverages as Vice President of Sales where he was responsible for sales and distribution of Arizona products through a national network of beer distributors and soft drink bottlers.

     Michael Schott - Vice President, National Sales, Single-Serve Products, joined HBC in 2002. Prior to joining HBC, Mr. Schott held a number of management positions in the beverage industry including president of Snapple Beverage Co., SOBE Beverage Co. and Everfresh Beverages, respectively. Mr. Schott has over 30 years of experience in sales and marketing, primarily with beverage companies in key executive and operational roles.

     Kirk Blower - Senior Vice President, Juice and Non-Carbonated Products, of HBC since 1992. Mr. Blower has over 30 years of experience in sales and marketing, primarily with the Coca-Cola organization.

     Thomas J. Kelly - Vice President - Controller and Secretary of HBC since 1992. Prior to joining HBC, Mr. Kelly served as controller for Hansen Foods, Inc. Mr. Kelly is a Certified Public Accountant and has worked in the beverage business for over 20 years.

1 Mr. Polk and his law firm, Winston & Strawn LLP, serve as counsel to the Company.

Audit Committee and Audit Committee Financial Expert

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Epstein (Chairman), Taber and Vidergauz. The Board of Directors has determined that Mr. Epstein is (1) an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and
(2) independent as defined by the listing standards of Nasdaq and Section 10A(m)(3) of the Exchange Act.

Code of Ethics

     We have adopted a Code of Ethics that applies to all our directors, officers (including its principal executive officer, principal financial officer and controller) and employees. The Code of Ethics and any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or Nasdaq may be obtained at no cost to you by writing or telephoning us at the following address or telephone number:

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

     To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the year ended December 31, 2003, all
Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent stockholders were complied with, except that, as reported in the annual report on Form 10-K for the year ended December 31, 2002, Form 5's in respect of option grants required to be filed by each of Rodney C. Sacks and Hilton H. Schlosberg were inadvertently filed late.

ITEM 11.          EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding the total remuneration earned and grants of options/ made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 2003. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the years December 31, 2001 through 2003.

                           SUMMARY COMPENSATION TABLE
================================================================================
                                ANNUAL COMPENSATION                Long Term
                                                                  Compensation
----------------------------------------- --------------------------------------
Name and                                                Other       Securities
Principal                                   Bonus(2)    Annual      underlying
Positions             Year     Salary ($)     ($)    Compensation   Options (#)
--------------------------------------------------------------------------------
Rodney C. Sacks       2003     225,833      35,000     19,333(3)       150,000
Chairman, CEO         2002     225,504        -        10,331(3)       150,000
and Director          2001     194,400       8,000      7,314(3)          -
--------------------------------------------------------------------------------
Hilton H. Schlosberg  2003     225,833      35,000      7,753(3)       150,000
Vice-Chairman, CFO,   2002     225,504         -        7,753(3)       150,000
COO,President,        2001     194,400       8,000      7,314(3)          -
Secretary and
Director
--------------------------------------------------------------------------------
Mark J. Hall          2003     175,000      70,000      9,554(3)          -
Senior Vice President 2002     160,000      10,000      7,733(3)        20,000
Single Serve Products 2001     160,000       8,000      7,349(3)          -
--------------------------------------------------------------------------------
Michael Schott        2003     140,000      50,000     24,572(4)
Vice President        2002      57,256      20,000      7,311(5)        72,000
National Sales        2001        -           -           -               -
Single Serve Products
--------------------------------------------------------------------------------
Kirk S. Blower        2003     123,000      10,000      7,761(3)
Senior Vice President 2002     118,000       4,000      7,238(3)        12,500
Juice and             2001     115,000       3,000      7,364(3)          -
Non-Carbonated
Products
================================================================================


1 SALARY - Pursuant to employment agreements, Messrs. Sacks and Schlosberg were entitled to an annual base salary of $225,833, $226,748, and $209,952 for 2003, 2002 and 2001 respectively.

2 BONUS - Payments made in 2004, 2003 and 2002 are for bonuses accrued in 2003, 2002 and 2001 respectively.

3 OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus for the years shown.

4 Includes $7,200 for auto reimbursement expense, $10,000 for housing expenses, $1,200 for travel expenses, and $6,172 for other miscellaneous perquisites.

5 Includes $2,945 for auto reimbursement expenses, $4,090 for housing expenses and $276 for other miscellaneous perquisites.

               OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2003

============================================================================================= ===========================
                                                                                                 Potential realizable
                                                                                               value at assumed annual
                                                                                                 rates of stock price
                                                                                               appreciation for option
                                     Individual Grants                                                  term(2)
--------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
                                Number of         Percent of
                               Securities        total Options    Exercise
                               underlying         granted to       or base
                             Options granted     employees in       price       Expiration         5%           10%
           Name                    (#)               2003         ($/Share)        Date            ($)          ($)
--------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Rodney C. Sacks                 150,000 (1)           42.3%          $4.20       5/28/2013      $396,204     $1,004,057
--------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Hilton H. Schlosberg            150,000 (1)           42.3%          $4.20       5/28/2013      $396,204     $1,004,057
--------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Mark J. Hall                         -                 -              -             -              -             -
--------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Michael Schott                       -                 -               -             -              -             -
--------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Kirk S. Blower                       -                 -               -             -              -             -
=========================== ================== ================= ============ =============== ============ ==============

1 Options to purchase the Company's common stock become exercisable in equal annual increments over 5 years beginning January 1, 2004.

2 The 5% and 10% assumed annual rates of appreciation are provided in accordance with the rules and regulations of the SEC and do not represent our estimates or projections of our future common stock price growth.


                AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED
            DECEMBER 31, 2003 AND OPTION VALUES AT DECEMBER 31, 2003

================================================================================
                                               Number of             Value of
                                               underlying            unexercised
                                               unexercised           in-the-money
                                                Options at           options at
                                             December 31, 2003     December 31, 2003
                       Shares                        (#)                 ($)
                       aquired      Value    --------------------------------------
                     on exercise   Realized      Exercisable/        Exercisable/
      Name               (#)         ($)        Unexercisable       Unexercisable
-------------------- ------------ ---------- ------------------- ------------------
Rodney C.Sacks            -            -      167,500/270,000(1)  818,625/1,215,000
-------------------- ------------ ---------- ------------------- ------------------
Hilton H.Schlosberg       -            -      167,500/270,000(1)  818,625/1,215,000
-------------------- ------------ ---------- ------------------- ------------------
Mark J. Hall          116,000 (2)  $371,040     4,000/16,000(2)     19,400/77,600
-------------------- ------------ ---------- ------------------- ------------------
Michael Schott            -            -       12,000/60,000(3)    54,840/274,200
-------------------- ------------ ---------- ------------------- ------------------
Kirk S. Blower            -            -       12,500/12,500(4)     53,825/58,925
==================== ============ ========== =================== ================

1 Includes options to purchase 37,500 shares of common stock at $1.59 per share of which all are exercisable at December 31, 2003, granted pursuant to Stock Option Agreements dated January 30, 1998 between the Company and Messrs. Sacks and Schlosberg, respectively; options to purchase 100,000 shares of common stock at $4.25 per share which are exercisable at December 31, 2003, granted pursuant to Stock Option Agreements dated February 2, 1999 between the Company and Messrs. Sacks and Schlosberg, respectively; options to purchase 150,000 shares of common stock at $3.57 per share of which 30,000 are exercisable at December 31, 2003, granted pursuant to Stock Option Agreements dated July 12, 2002 between the Company and Messrs. Sacks and Schlosberg, respectively; and options to purchase 150,000 shares of common stock at $4.20 per share of which none are exercisable at December 31, 2003 granted pursuant to Stock Option Agreements dated May 28, 2003 between the Company and Messrs. Sacks and Schlosberg, respectively.

2 Includes options to purchase 20,000 shares of common stock at $3.57 per share of which 4,000 are exercisable at December 31, 2003, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Hall.

3 Includes options to purchase 72,000 shares of common stock at $3.85 per share of which 12,000 are exercisable at December 31, 2003, granted pursuant to a Stock Option Agreement dated August 9, 2002 between the Company and Mr. Schott.

4 Includes options to purchase 12,500 shares of common stock at $4.25 per share of which 10,000 are exercisable at December 31, 2003, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Blower; and options to purchase 12,500 shares of common stock at $3.57 per share of which 2,500 are exercisable at December 31, 2003, granted pursuant to a stock Option Agreement dated July 12, 2002 between the Company and Mr. Blower.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns: (1)

                           TOTAL SHAREHOLDER RETURNS

                           ANNUAL RETURN PERCENTAGES

For the years ended December 31,

Company Name/Index                1999      2000      2001      2002      2003
----------------------          --------  --------  --------  --------  --------
HANSEN NAT CORP                  (19.77)   (10.14)     8.39      0.50     99.43
S&P SMALLCAP 600 INDEX            12.40     11.80      6.54    (14.63)    38.79
PEER GROUP                         8.47     17.06     47.07     14.40     41.59

                                INDEXED RETURNS

For the years ended December 31,

                         Base
                        Period
Company Name/Index       1998      1999      2000      2001      2002     2003
----------------------  ------  --------  --------  --------  --------  --------
HANSEN NAT CORP           100     80.23     72.09     78.14     78.53    156.65
S&P SMALLCAP 600 INDEX    100    112.40    125.67    133.88    114.30    158.63
PEER GROUP                100    108.47    126.98    186.75    213.64    302.49



1 Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1998. The Company's self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc., Cott Corporation, Northland Cranberries and Jones Soda Co. All of the companies in the peer group traded during the entire five-year period with the exception of Triarc Companies, Inc., which sold their beverage business in October 2000 and Jones Soda Co., which started trading in August 2000.

Employment Agreements

     The Company entered into an employment agreement dated as of June 1, 2003 with Rodney C. Sacks pursuant to which Mr. Sacks renders services to the Company as its Chairman and Chief Executive Officer for an annual base salary of $230,000 for the 7-months ended December 31, 2003, $245,000 for 2004, with subsequent increases of a minimum of 5% for each subsequent year, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on June 1, 2003 and ends on December 31, 2008.

     The Company also entered into an employment agreement dated as of June 1, 2003 with Hilton H. Schlosberg pursuant to which Mr. Schlosberg renders services to the Company as its Vice Chairman, President, Chief Operating Officer, Chief Financial Officer and Secretary for an annual base salary of $230,000 for the 7-months ended December 31, 2003, $245,000 for 2004, with subsequent increases of a minimum of 5% for each subsequent year, plus an annual bonus in an amount determined at the discretion of the Board of Directors and certain fringe benefits. The employment period commenced on June 1, 2003 and ends on December 31, 2008.

     The employment agreements for Messrs. Sacks and Schlosberg, and the terms and conditions thereof, were discussed and approved by the Compensation Committee of the Board of Directors.

     The preceding descriptions of the employment agreements for Messrs. Sacks and Schlosberg are qualified in their entirety by reference to such agreements, which have been filed or incorporated by reference as exhibits to this report.

Directors' Compensation

     In 2003, outside directors were entitled to an annual fee of $10,000 plus $1,000 for each meeting of the Board of Directors attended. Outside directors were also entitled to $500 for each committee meeting attended in person and $250 for each committee meeting attended by telephone.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Compensation Committee is composed of Mr. Epstein and Mr. Vindergauz. No interlocking relationships exist between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.

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

(a) The following table sets forth information, as of March 11, 2004, in respect of the only persons known to the Company who beneficially own more than 5% of the outstanding common stock of the Company:

                                                         Amount
 Title             Name and Address                   and Nature of
Of Class         of Beneficial Owner                    Beneficial       Percent
                                                        Ownership       of Class
------------------------ --------------------------- ----------------- ---------
Common Stock  Brandon Limited Partnership No. 1 (1)      654,822            5.9%
              Brandon Limited Partnership No. 2 (2)    2,831,667           25.5%
              Rodney C. Sacks (3)                      4,071,489(4)        36.7%
              Hilton H. Schlosberg (5)                 4,032,586(6)        36.4%
              Kevin Douglas, Douglas Family Trust
              and James Douglas and Jean Douglas
              Irrevocable Descendants' Trust (7)       1,053,561(8)         9.5%
              Fidelity Low Priced Stock Fund (9)         888,675            8.0%

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

3 The mailing address of Mr. Sacks is 1010 Railroad Street, Corona, California 92882.

4 Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks; options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $3.57 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Sacks; and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 197,500 shares presently exercisable under Stock Option Agreements; (iii) 243,546 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children.

5 The mailing address of Mr. Schlosberg is 1010 Railroad Street, Corona, California 92882.

6 Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are jointly owned by Mr. Schlosberg and his wife, 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg; options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $3.57 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock, (ii) the 197,500 shares presently exercisable under Stock Option Agreements; (iii) 247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

7 The mailing address of this reporting person is 1101 Fifth Avenue, Suite 360, San Rafael, California 94906.

8    Includes  404,036  shares  of  common  stock  owned by Kevin  and  Michelle
     Douglas; 306,499 shares of common stock owned by James Douglas and Jean Douglas Irrevocable Descendants' Trust; 322,306 shares of common stock owned by Douglas Family Trust; and 20,720 shares of common stock owned by James E. Douglas III. Kevin Douglas, James E. Douglas, Douglas Family Trust and James Douglas and Jean Douglas Irrevocable Descendants' Trust are deemed members of a group that shares voting and dispositive power over the shares.

9 The mailing address of this reporting person is 82 Devonshire Street, Boston, Massachusetts, 02109.


(b) The following table sets forth information as to the beneficial ownership of shares of common stock, as of March 11, 2004, held by persons who are directors of the Company and certain executive officers, naming them, and as to directors and all executive officers of the Company as a group, without naming them:

Title of Class   Name                   Amount Owned    Percent of Class
-------------------------------------- --------------- ------------------
Common Stock     Rodney C. Sacks         4,071,489(1)        36.7%
                 Hilton H. Schlosberg    4,032,586(2)        36.4%
                 Mark J. Hall               72,000(3)           *%
                 Michael Schott             24,384(4)           *%
                 Kirk S. Blower             26,809(5)           *%
                 Harold C. Taber, Jr.       97,119(6)           *%
                 Mark S. Vidergauz          12,000(7)           *%
                 Benjamin M. Polk              -
                 Norman C. Epstein             -

     Executive Officers and Directors as a group: 10 members; 4,864,013 shares or 43.9% in aggregate (8)

*Less than 1%


1 Includes 387,500 shares of common stock owned by Mr. Sacks; 654,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998; options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks; options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $3.57 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Sacks; and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 387,500 shares of common stock; (ii) the 197,500 shares presently exercisable under Stock Option Agreements; (iii) 243,546 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children.

2 Includes 348,597 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are owned jointly by Mr. Schlosberg and his wife; 654,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 2,831,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 37,500 shares of common stock exercisable at $1.59 per share granted pursuant to a Stock Option Agreement dated January 30, 1998 between the Company and Mr. Schlosberg; options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg; options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $3.57 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 348,597 shares of common stock, (ii) the 197,500 shares presently exercisable under Stock Option Agreements; (iii) 247,911 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children; and (iv) 250,000 shares held by Brandon No. 2 allocable to the limited partnership interests in Brandon No. 2 held by Mr. Schlosberg and his children.

3 Includes 68,000 shares of common stock owned by Mr. Hall and options presently exercisable to purchase 4,000 shares of common stock, out of options to purchase a total of 20,000 shares, exercisable at $3.57 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Hall.

4 Includes 12,384 shares of common stock owned by Mr. Schott of which 2,500 shares are owned jointly by Mr. Schott and his children and options presently exercisable to purchase 12,000 shares of common stock, out of options to purchase a total of 72,000 shares, exercisable at $3.85 per share, granted pursuant to a Stock Option Agreement dated August 9, 2002 between the Company and Mr. Schott.

5 Includes 11,809 shares of common stock owned by Mr. Blower and options presently exercisable to purchase 12,500 shares of common stock out of options to purchase a total of 12,500 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Blower; options presently exercisable to purchase 2,500 shares of common stock and out of options to purchase a total of 12,500 shares, exercisable at $3.57 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Blower.

6 Includes 61,137 shares of common stock owned by Mr. Taber; and 35,981.7 shares of common stock owned by the Taber Family Trust of which Mr. Taber and his wife are trustees.

7 Includes options presently exercisable to purchase 12,000 shares of common stock exercisable at $3.72 per share, granted under a Stock Option
     Agreement with the Company dated as of June 18, 1998 pursuant to the Directors Plan.

8 Includes securites beneficially owned by all directors and executive officers of the Company including those listed above.

     There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Benjamin M. Polk is a partner in Winston & Strawn LLP, a law firm (together with its predecessors) that has been retained by the Company since 1992.

     Rodney C. Sacks is currently acting as the sole Trustee of a trust formed pursuant to an Agreement of Trust dated July 27, 1992 for the purpose of holding the Hansen's (R) trademark. The Company and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss or liability arising out of his acting as Trustee.

     During 2003, the Company purchased promotional items from IFM Group, Inc. ("IFM"). Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in IFM. Purchases from IFM of promotional items in 2003, 2002 and 2001 were $331,478, $164,199 and $164,638, respectively. The Company continues to purchase promotional items from IFM Group, Inc. in 2004.

     The preceding descriptions of agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to this Report.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

     Aggregate fees billed and unbilled to the company for service provided for the years ended December 31, 2003, and 2002 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"):

                                           Year ended December 31,
                                             2003            2002
                                         -----------     -----------
     Audit Fees                            $132,500        $105,325
     Audit-Related Fees (1)                   5,000
                                         -----------     -----------
     Total audit and audit-related fees     137,500         105,325
     Tax Fees (2)                                            15,679
     All other Fees
                                         -----------     -----------
       Total Fees (3)                      $137,500        $121,004
                                         ===========     ===========

1    Audit   related  fees   consist  of   consultation   services   related  to
     Sarbanes-Oxley Section 404 Implementation.

2 Tax fees consisted of fees for tax consultation services including advisory services for state tax analysis and tax audit assistance.

3 For years ended December 31, 2003 and 2002, all of the services performed by Deloitte & Touche have been pre-approved by the Audit Committee.

     The Audit Committee has considered whether Deloitte & Touche's provision of the non-audit services covered above is compatible with maintaining Deloitte & Touche's independence and has determined that it is.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee pre-approves the retention of the auditors and the auditor's fees for all audit and non-audit services provided by the auditor, and determines whether the provision of non-audit services is compatible with maintaining the independence of the auditor. All services provided to us by our auditors were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     1.  Exhibits
         See the Index to Exhibits included hereinafter.

         2. Index to Financial Statements filed
            as part of this Report

            Independent Auditors' Report                              55

            Consolidated Balance Sheets
            as of December 31, 2003 and 2002                          56

            Consolidated Statements of Income for
            the years ended December 31, 2003, 2002 and 2001          57

            Consolidated Statements of Shareholders'
            Equity for the years ended December 31, 2003,
            2002 and 2001                                             58

            Consolidated Statements of Cash Flows for
            the years ended December 31, 2003, 2002 and 2001          59

            Notes to Consolidated Financial Statements for
            the years ended December 31, 2003, 2002 and 2001          61


 (b)     Financial Statement Schedule
         Valuation and Qualifying Accounts for
         the years ended December 31, 2003, 2002 and 2001             75

 (c)     Reports on From 8-K
         None

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION


/s/ RODNEY C. SACKS   Rodney C. Sacks         Date:   March 30, 2004
-------------------   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                  Title                                 Date
------------------------   ----------------------------------    ---------------

/s/ RODNEY C. SACKS        Chairman of the Board of Directors     March 30, 2004
------------------------    and Chief Executive Officer
Rodney C. Sacks             (principal executive officer)



/s/ HILTON H. SCHLOSBERG   Vice Chairman of the Board of          March 30, 2004
------------------------   Directors, President, Chief
Hilton H. Schlosberg       Operating Officer, Chief Financial
                           Officer and Secretary (principal
                           financial officer, controller and
                           principal accounting officer)

/s/ BENJAMIN M. POLK       Director                               March 30, 2004
--------------------
Benjamin M. Polk



/s/ NORMAN C. EPSTEIN      Director                               March 30, 2004
-----------------------
Norman C. Epstein



/s/ HAROLD C. TABER, JR.   Director                               March 30, 2004
-----------------------
Harold C. Taber, Jr.



/s/ MARK S. VIDERGAUZ      Director                               March 30, 2004
-----------------------
Mark S. Vidergauz

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


10 (eee)          Modification  to  Revolving  Credit Loan and  Security  Agreement  as of  December  31, 1998 by and
                  between Hansen Beverage Company and Comerica Bank - California.13
----------------- ----------------------------------------------------------------------------------------------------
10 (fff)          Employment  Agreement as of January 1, 1999 by and between Hansen Natural Corporation and Rodney C.
                  Sacks.13
----------------- ----------------------------------------------------------------------------------------------------
10 (ggg)          Employment  Agreement as of January 1, 1999 by and between Hansen Natural Corporation and Hilton S.
                  Schlosberg.13
----------------- ----------------------------------------------------------------------------------------------------
10 (hhh)          Stock Option  Agreement dated as of February 2, 1999 by and between Hansen Natural  Corporation and
                  Rodney C. Sacks.  (A version of this  agreement  containing a  typographical  error was  previously filed as an Exhibit to Form 10-k for the year ended December 31, 1998.
----------------- ----------------------------------------------------------------------------------------------------
10 (iii)          Stock Option  Agreement dated as of February 2, 1999 by and between Hansen Natural  Corporation and
                  Hilton  S.  Schlosberg.  (A  version  of  this  agreement  containing  a  typographical  error  was previously filed as an Exhibit to Form 10-k for the year ended December 31, 1998.
----------------- ----------------------------------------------------------------------------------------------------
10 (jjj)          Stock  Repurchase  Agreement dated as of August 3, 1998, by and between Hansen Natural  Corporation and Rodney C. Sacks.14
----------------- ----------------------------------------------------------------------------------------------------
10 (kkk)          Stock  Repurchase  Agreement dated as of August 3, 1998, by and between Hansen Natural  Corporation and Hilton H. Schlosberg.14
----------------- ----------------------------------------------------------------------------------------------------
10 (lll)          Assignment  and Agreement  dated as of September 22, 2000 by the Fresh Juice Company of California,
                  Inc. and Hansen Beverage Company. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (mmm)          Settlement  Agreement  dated as of September 2000 by and between and among Rodney C. Sacks, as sole
                  Trustee of The Hansen's  Trust and Hansen  Beverage  Company The Fresh Juice Company of California,
                  Inc. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (nnn)          Trademark  Assignment  dated as of  September  24, 2000 by and  between The Fresh Juice  Company of
                  California,  Inc.  (Assignor) and Rodney C. Sacks as sole Trustee of The Hansen's Trust (Assignee).
                  15
----------------- ----------------------------------------------------------------------------------------------------
10 (ooo)          Settlement  Agreement  dated as of  September  3, 2000 by and between  The Fresh  Juice  Company of
                  California,  Inc., The Fresh Smoothie Company,  LLC, Barry Lublin,  Hansen's Juice Creations,  LLC,
                  Harvey Laderman and Hansen Beverage  Company and Rodney C. Sacks, as Trustee of The Hansen's Trust.
                  15
----------------- ----------------------------------------------------------------------------------------------------
10 (ppp)          Royalty  Agreement  dated as of April 26, 1996 by and between  Hansen's  Juices,  Inc. and Hanse's
                  Juice Creations, Limited Liability Company. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (qqq)          Royalty  Agreement  dated as of April 26, 2000 by and between Gary Hansen,  Anthony Kane and Burton
                  S. Rosky, as trustees of Hansen's Trust and Hansen's Juice Creations,  a limited liability company.
                  15
----------------- ----------------------------------------------------------------------------------------------------
10 (rrr)          Letter Agreement dated May 14, 1996. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (sss)          Amendment  to  Royalty  Agreement  as of May 9, 1997 by and  between  The Fresh  Juice  Company  of
                  California and Hansen's Juice Creations, Limited Liability Company. 15
----------------- ----------------------------------------------------------------------------------------------------
10 (ttt)          Assignment  of License  Agreements  dated as of February  2000 by  Hansen's  Juice  Creations,  LLC
                  (Assignor) to Fresh Smoothie, LLC (Assignee). 15
----------------- ----------------------------------------------------------------------------------------------------
10 (uuu)          Amendment to Revolving  Credit Loan and Security  Agreement  between Comerica Bank - California and
                  Hansen Beverage Company dated March 28, 2000. 16
----------------- ----------------------------------------------------------------------------------------------------
10 (vvv)          Endorsement and Spokesman  Arrangement dated as of February 18, 2000 by and between Hansen Beverage
                  Company and Sammy Sosa. 16
----------------- ----------------------------------------------------------------------------------------------------
10 (www)          Standard  Industrial  Lease Agreement dated as of February 23, 2000 between Hansen Beverage Company and 43 Railroad Partnership L.P. 16
----------------- ----------------------------------------------------------------------------------------------------
10 (xxx)          Amended and Restated  Variable Rate  Installment Note by and between Comerica Bank - California and
                  Hansen Beverage Company. 17
----------------- ----------------------------------------------------------------------------------------------------
10 (yyy)          Sixth  Modification  to Revolving  Credit Loan & Security  Agreement by and between Hansen Beverage
                  Company and Comerica Bank - California, dated May 23, 2000. 18
----------------- ----------------------------------------------------------------------------------------------------
10 (zzz)          Contract Brewing  agreement by and between Hard e Beverage Company and Reflo,  Inc. dated March 23,
                  2000.  18
----------------- ----------------------------------------------------------------------------------------------------
10.1              Modification  dated as of September  19, 2000, to Revolving  Credit Loan and Security  Agreement by
                  and between Hansen Beverage Company and Comerica Bank California. 19
----------------- ----------------------------------------------------------------------------------------------------


10.2              Asset Purchase Agreement among Hansen Junior Juice Company,  as Purchaser and Pasco Juices, Inc. as
                  Seller and Hansen Beverage Company dated as of May 25, 2001.21
----------------- ----------------------------------------------------------------------------------------------------
10.3              Letter Agreement by and between Hansen Beverage Company and Hi-Country Corona,  Inc. dated July 28,
                  2000.22
----------------- ----------------------------------------------------------------------------------------------------
10.4              Packing  Agreement  Between Hansen  Beverage  Company and U.S.  Continental  Marketing,  Inc. dated
                  August 14, 200022
----------------- ----------------------------------------------------------------------------------------------------
10.5              Packaging Material Supply Agreement by and between Hansen Beverage Company and International  Paper
                  Company dated November 30, 2000;  First Addendum to the Packaging  Material Supply  Agreement dated
                  September 26, 2001;  Second Addendum to the Packaging  Material Supply Agreement dated February 19,
                  2002. 22
----------------- ----------------------------------------------------------------------------------------------------
10.6              Aseptic  Packaging  Agreement  by and between  Hansen  Beverage  Company  and  Johanna  Foods dated
                  December 7, 2000. 22
----------------- ----------------------------------------------------------------------------------------------------
10.7              Standard  Industrial  Lease Agreement dated as of July 25, 2002 between Hansen Beverage Company and
                  555 South Promenade Partnership L.P. with addendum dated January 21, 2003. 22
----------------- ----------------------------------------------------------------------------------------------------
10.8              Letter Agreement by and between Hansen Beverage Company and McKinley  Equipment  Corporation  dated
                  January 16, 2003. 22
----------------- ----------------------------------------------------------------------------------------------------
10.9              Advertising  Display  Agreement dated as of March 17, 2003 by and between Hansen  Beverage  Company and the Las Vegas Monorail Company. 22
----------------- ----------------------------------------------------------------------------------------------------
10.10             Sponsorship  Agreement  dated  as of March 7,  2003 by and  between  Hansen  Beverage  Company  and
                  C.C.R.L. 22
----------------- ----------------------------------------------------------------------------------------------------
10.11             Public  Relations  Agreement dated as of March 18, 2003 by and between Hansen Beverage  Company and
                  Reach Group Communications, LLC. 22
----------------- ----------------------------------------------------------------------------------------------------
10.12             Stock Option  Agreement dated as of February 1, 1999 by and between Hansen Natural  Corporation and
                  Timothy M. Welch. 22
----------------- ----------------------------------------------------------------------------------------------------
10.13             Stock Option  Agreement dated as of February 2, 1999 by and between Hansen Natural  Corporation and
                  Kirk S. Blower. 22
----------------- ----------------------------------------------------------------------------------------------------
10.14             Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Rodney C. Sacks22
----------------- ----------------------------------------------------------------------------------------------------
10.15             Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Hilton H. Schlosberg22
----------------- ----------------------------------------------------------------------------------------------------
10.16             Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Mark J. Hall 22
----------------- ----------------------------------------------------------------------------------------------------
10.17             Stock Option  Agreement  dated as of July 12, 2002 by and between  Hansen Natural  Corporation  and
                  Kirk S. Blower 22
----------------- ----------------------------------------------------------------------------------------------------
10.18             Employment agreement between the Company and Rodney C. Sacks, dated as of June 1, 2003. 23
----------------- ----------------------------------------------------------------------------------------------------
10.19             Employment agreement between the Company and Hilton H. Schlosberg, dated as of June 1, 2003. 23
----------------- ----------------------------------------------------------------------------------------------------
10.20             2001 Stock Option Plan dated as of July 1, 2001. 24
----------------- ----------------------------------------------------------------------------------------------------
10.21             Stock Option  Agreement  dated as of May 20, 2003 by and between  Hansen  Natural  Corporation  and
                  Rodney C. Sacks
----------------- ----------------------------------------------------------------------------------------------------
10.22             Stock Option  Agreement  dated as of May 20, 2003 by and between  Hansen  Natural  Corporation  and
                  Hilton H. Schlosberg
----------------- ----------------------------------------------------------------------------------------------------
21                Subsidiaries  5
----------------- ----------------------------------------------------------------------------------------------------
23                Independent Auditors' Consent
----------------- ----------------------------------------------------------------------------------------------------
31.1              Certification  by CEO pursuant to Rule  13A-14(a) or  15D-14(a) of the  Securities  Exchange Act of
                  1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
31.2              Certification  by CFO pursuant to Rule  13A-14(a) or  15D-14(a) of the  Securities  Exchange Act of
                  1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
32.1              Certification by CEO pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
32.2              Certification by CFO pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------


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

     22 Filed previously as an exhibit to Form 10-K for the year ended December 31, 2002.

     23   Filed previously as an exhibit to Form 8-K dated September 17, 2003.

     24   Filed previously as an exhibit to Form S-8 dated February 4, 2004.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                    Page
                                                              ________________
HANSEN NATURAL CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                         55

Consolidated Balance Sheets as of December 31, 2003 and 2002         56

Consolidated Statements of Income for the years ended
December 31, 2003, 2002 and 2001                                     57

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2003, 2002 and 2001                         58

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001                                     59

Notes to  Consolidated  Financial  Statements for the
years ended December 31, 2003,  2002 and 2001                        61

Financial  Statement Schedule - Valuation and Qualifying
Accounts for the years ended December 31, 2003, 2002 and 2001        75

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. Our audits also included the financial statement schedule listed in Item 15(b). These consolidated financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As also discussed in
Note 1, effective January 1, 2002, the Company adopted the consensus in Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)," resulting in the presentation of certain sales promotion expenses and customer allowances as a reduction of net sales and increase of cost of sales rather than operating expenses. The consolidated financial statements for the year ended December 31, 2001 have been revised to reclassify such expenses and allowances as a reduction of net sales and increase of cost of sales consistent with the 2003 and 2002 presentation, in accordance with EITF 01-9.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 26, 2004

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                  2003                   2002
                                                                           -------------------    -------------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $ 1,098,785            $   537,920
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $875,351 in 2003 and
     $1,098,645 in 2002 and promotional allowances of
     $4,666,770 in 2003 and $3,170,171 in 2002                                      5,372,983              5,949,402
Inventories, net (Note 3)                                                          17,643,786             11,643,734
Prepaid expenses and other current assets                                             481,777              1,627,685
Deferred income tax asset (Note 7)                                                  2,080,609              1,145,133
                                                                           -------------------    -------------------
     Total current assets                                                          26,677,940             20,903,874

PROPERTY AND EQUIPMENT, net (Note 4)                                                2,803,282              1,862,807

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
     amortization of $146,218 in 2003 and $84,330 in 2002)
     (Note 1)                                                                      18,293,704             17,360,455
Deposits and other assets                                                             222,102                336,369
                                                                           -------------------    -------------------
                                                                                   18,515,806             17,696,824
                                                                           -------------------    -------------------
                                                                                  $47,997,028            $40,463,505
                                                                           ===================    ===================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                  $ 6,521,402            $ 4,732,261
Accrued liabilities                                                                 1,185,342                680,959
Accrued compensation                                                                  883,459                310,064
Current portion of long-term debt (Note 5)                                            244,271                230,740
Income taxes payable                                                                  647,263
                                                                           -------------------    -------------------
     Total current liabilities                                                      9,481,737              5,954,024

LONG-TERM DEBT, less current portion (Note 5)                                         358,064              3,606,040

DEFERRED INCOME TAX LIABILITY (Note 7)                                              3,107,649              2,532,697

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 8):
Common stock - $0.005 par value; 30,000,000 shares
     authorized; 10,624,864 shares issued, 10,418,103
     outstanding in 2003; 10,259,764 shares issued, 10,053,003
     outstanding in 2002                                                               53,124                 51,299
Additional paid-in capital                                                         12,681,169             11,934,564
Retained earnings                                                                  23,129,830             17,199,426
Common stock in treasury, at cost; 206,761 in 2003 and 2002                          (814,545)              (814,545)
                                                                           -------------------    -------------------
     Total shareholders' equity                                                    35,049,578             28,370,744
                                                                           -------------------    -------------------
                                                                                  $47,997,028            $40,463,505
                                                                           ===================    ===================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

                                                     2003                  2002                  2001
                                             -------------------   --------------------   ------------------

GROSS SALES                                       $ 138,454,345          $ 115,490,019         $ 99,693,390

LESS:  Discounts, allowances and
     promotional payments                            28,102,149             23,443,657           19,035,073
                                             -------------------   --------------------   ------------------

NET SALES                                           110,352,196             92,046,362           80,658,317

COST OF SALES                                        66,577,168             58,802,669           51,796,539
                                             -------------------   --------------------   ------------------

GROSS PROFIT                                         43,775,028             33,243,693           28,861,778

OPERATING EXPENSES:
Selling, general and administrative                  33,887,045             27,896,202           22,803,433
Amortization of trademark license and
     trademarks                                          61,888                 54,558              507,488
                                             -------------------   --------------------   ------------------

     Total operating expenses                        33,948,933             27,950,760           23,310,921
                                             -------------------   --------------------   ------------------

OPERATING INCOME                                      9,826,095              5,292,933            5,550,857

NONOPERATING EXPENSE (INCOME):
Interest and financing expense                           72,592                230,732              527,594
Interest and royalty income                              (5,579)                (2,974)              (8,992)
                                             -------------------   --------------------   ------------------

     Net nonoperating expense                            67,013                227,758              518,602
                                             -------------------   --------------------   ------------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                     9,759,082              5,065,175            5,032,255

PROVISION FOR INCOME TAXES
     (Note 7)                                         3,828,678              2,035,980            2,012,902
                                             -------------------   --------------------   ------------------

NET INCOME                                          $ 5,930,404            $ 3,029,195          $ 3,019,353
                                             ===================   ====================   ==================

NET INCOME PER COMMON SHARE:
     Basic                                          $      0.58            $      0.30          $      0.30
                                             ===================   ====================   ==================
     Diluted                                        $      0.55            $      0.29          $      0.29
                                             ===================   ====================   ==================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
     Basic                                           10,278,710             10,052,499           10,036,547
                                             ===================   ====================   ==================
     Diluted                                         10,762,157             10,339,604           10,314,904
                                             ===================   ====================   ==================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

                                Common stock             Additional                          Treasury stock             Total
                        ----------------------------      paid-in          Retained     -------------------------   shareholders'
                            Shares        Amount          capital          earnings        Shares       Amount         equity
                        -------------- -------------  ---------------- ---------------- ------------ ------------  -----------------
 Balance,
      January 1, 2001      10,148,882      $ 50,744      $ 11,667,619     $ 11,150,878     (206,761)   $(814,545)      $ 22,054,696

 Issuance of common
  stock                       102,882           515           258,985                                                       259,500

 Net income                                                                  3,019,353                                    3,019,353
                        -------------- -------------  ---------------- ---------------- ------------ ------------  -----------------

 Balance,
      December 31, 2001    10,251,764        51,259        11,926,604       14,170,231     (206,761)    (814,545)        25,333,549

 Issuance of common
  stock                         8,000            40             7,960                                                         8,000

 Net income                                                                  3,029,195                                    3,029,195
                        -------------- -------------  ---------------- ---------------- ------------ ------------  -----------------

 Balance,
      December 31, 2002    10,259,764        51,299        11,934,564       17,199,426     (206,761)    (814,545)        28,370,744

 Issuance of common
  stock                       365,100         1,825           746,605                                                       748,430

 Net income                                                                  5,930,404                                    5,930,404
                        -------------- -------------  ---------------- ---------------- ------------ ------------  -----------------

 Balance,
      December 31, 2003    10,624,864      $ 53,124      $ 12,681,169     $ 23,129,830     (206,761)   $(814,545)      $ 35,049,578
                        ============== =============  ================ ================ ============ ============  =================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                       2003                 2002                 2001
                                                                  ---------------     ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 5,930,404         $ 3,029,195          $ 3,019,353
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Amortization of trademark license and trademarks                     61,888              54,558              507,488
     Depreciation and other amortization                                 584,197             493,894              436,459
     Loss (gain) on disposal of plant and equipment                       31,992               5,318              (15,072)
     Compensation expense related to the exercise
         of stock options                                                                                         230,879
     Deferred income taxes                                              (360,524)            522,462              472,581
     Effect on cash of changes in operating assets
         and liabilities:
         Accounts receivable                                             576,419          (1,536,980)           2,384,892
         Inventories                                                  (6,000,052)            312,946           (1,048,785)
         Prepaid expenses and other current assets                       500,713             (35,704)            (150,768)
         Accounts payable                                              1,789,141             812,520               24,957
         Accrued liabilities                                             504,383            (190,882)              67,721
         Accrued compensation                                            573,395            (122,832)             151,267
         Income taxes payable/receivable                               1,292,458            (617,826)            (878,266)
                                                                  ---------------     ---------------      ---------------
            Net cash provided by operating activities                  5,484,414           2,726,669            5,202,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (1,627,490)           (416,873)            (529,905)
Proceeds from sale of property and equipment                              70,826                                   26,416
Additions to trademark license and trademarks                           (995,137)            (64,792)            (118,651)
Decrease (increase) in deposits and other assets                         114,267             389,456              (60,094)
                                                                  ---------------     ---------------      ---------------
            Net cash used in investing activities                     (2,437,534)            (92,209)            (682,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                  (3,234,445)         (2,352,197)          (4,432,101)
Proceeds from issuance of common stock                                   748,430               8,000               28,621
                                                                  ---------------     ---------------      ---------------
            Net cash used in financing activities                     (2,486,015)         (2,344,197)          (4,403,480)
                                                                  ---------------     ---------------      ---------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                    560,865             290,263              116,992
CASH AND CASH EQUIVALENTS, beginning
     of year                                                             537,920             247,657              130,665
                                                                  ---------------     ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of year                               $ 1,098,785         $   537,920          $   247,657
                                                                  ===============     ===============      ===============

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
     Interest                                                        $    76,306         $   235,779          $   573,029
                                                                  ===============     ===============      ===============
     Income taxes                                                    $ 2,896,743         $ 2,131,344          $ 2,445,957
                                                                  ===============     ===============      ===============


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------
NONCASH TRANSACTIONS:

     During 2001, the Company assumed long-term debt of $654,467, net of discount of $95,533, and accrued liabilities of $196,677 in connection with the acquisition of the Junior Juice trademark.



          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. The Company is a holding company and has no operating business except through its direct wholly-owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992 and Hard e Beverage Company ("HEB") formerly known as Hard Energy Company, and previously known as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. HBC conducts the vast majority of the Company's operating business and generates substantially all of the Company's operating revenues. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated, and references herein to HEB when used to describe the operating business of HEB, are references to the Hard e brand business of HEB unless otherwise indicated.

     In addition, HBC, through its wholly-owned subsidiaries, Blue Sky Natural Beverage Co. ("Blue Sky") and Hansen Junior Juice Company ("Junior Juice") owns and operates the natural soda business under the Blue Sky(R) trademark and the Junior Juice beverage business under the Junior Juice trademarks, respectively.

     Nature of Operations -- Hansen markets and distributes Hansen's(R) Natural Sodas, Signature Sodas, fruit juice and soy Smoothies, Energy drinks, Energade(R) energy sports drinks, E20 Energy Water(R), functional drinks, Sparkling Lemonades and Orangeades, multi-vitamin juice drinks in aseptic packaging, Junior Juice(R) juice, iced teas, lemonades and juice cocktails, apple juice, cider and juice blends, as well as nutrition bars, Blue Sky(R)
brand carbonated beverages, Monster EnergyTM brand energy drinks and Lost(R) Energy brand energy drinks. The Company's subsidiary, HEB, markets and distributes Hard e malt beverages.

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

     Reclassifications - Certain reclassifications have been made in the consolidated financial statements to conform to the 2003 presentation.

     Cash and Cash Equivalents - The Company considers certificates of deposit with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

     Trademark License and Trademarks - Trademark license and trademarks represents the Company's exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks over 1 to 25 years. Upon the adoption of Statement of Financial Standards ("SFAS") No. 142, the Company ceased the amortization of indefinite life assets.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of December 31, 2003.

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Freight Costs and Reimbursement of Freight Costs - In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2003, 2002 and 2001, freight-out costs amounted to $7.0 million, $5.8 million and $4.2 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses amounted to $8.8 million, $7.3 million and $4.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Advertising expenses were included in selling, general and administrative expenses with the exception of coupon expenses which were included as a reduction of net sales. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $17.2 million, $13.5 million and $12.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Change in Accounting for Promotional Allowances - Prior to 2002, the Company included its promotional allowances in selling, general and administrative expenses. Effective the first quarter of 2002, the Company adopted the consensus of the Financial Accounting Standards Board's ("FASB") EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which addresses various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9 was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of net sales or as cost of goods sold. The Company adopted EITF No. 01-9 on January 1, 2002. The effect of the change in accounting related to the adoption of EITF No. 01-9 for the year ended December 31, 2003 was to decrease net sales by $19,452,566, increase cost of goods sold by $80,530 and decrease selling, general, and administrative expenses by $19,533,096 and for the year ended December 31, 2002 was to decrease net sales by $14,846,875, increase cost of goods sold by $220,394 and decrease selling, general and administrative expenses by $15,067,269. The consolidated financial statements for the year ended December 31, 2001 have been revised to reclassify such expenses and allowances as a reduction of net sales and increase of cost of sales in accordance with EITF 01-9. For the year ended December 31, 2001, $11,621,396 has been reclassified as a reduction to net sales and $341,332 as an increase in cost of sales, both of which were previously reported as selling, general and administrative expenses.

     Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Stock-Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of SFAS No. 123 to require interim and annual disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in the years 2001 through 2003 consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                      2003              2002           2001
                                      ----              ----           ----
Net income, as reported            $5,930,404        $3,029,195      $3,019,353
Less: total stock-based employee
     compensation expense
     determined under fair value
     based method for all awards,
     net of related tax effects       216,250           212,363         201,825
                                  ------------      ------------    ------------
Net income, pro forma              $5,714,154        $2,816,832      $2,817,528
                                  ============      ============    ============

Net income per common share,
     as reported:
        Basic                           $0.58             $0.30           $0.30
        Diluted                         $0.55             $0.29           $0.29

Net income per common share,
     pro forma:
        Basic                           $0.56             $0.28           $0.28
        Diluted                         $0.53             $0.27           $0.27

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                   Risk-Free
        Dividend Yield   Expected Volatility    Interest Rate   Expected Lives
        --------------   -------------------    -------------   --------------
  2003      0%                   12%                 3.5%           8 years
  2002      0%                    8%                 4.6%           8 years
  2001      0%                   30%                 4.6%           6 years

     Net Income Per Common Share - In accordance with SFAS No. 128, "Earnings per Share," net income per common share, on a basic and diluted basis, is presented for all periods. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding, if dilutive. Weighted average common equivalent shares include stock options and purchases of the Company's common stock, held in treasury, using the treasury stock method.

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

     One customer accounted for approximately 15%, 18% and 18% of the Company's sales for the years ended December 31, 2003, 2002 and 2001, respectively. A decision by that, or any other major customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

     During 2003, 2002 and 2001, sales outside of California represented 47%, 42% and 39% of the aggregate sales of the Company, respectively.

     Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management's expectations.

     Fair Value of Financial Instruments - At December 31, 2003 and 2002, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2003 approximates fair value.

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

     Change in Accounting for Goodwill and Other Intangible Assets - Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. Upon adoption of SFAS No. 142, the Company evaluated the useful lives of its various trademark licenses and trademarks and concluded that certain of the trademark licenses and trademarks have indefinite lives. Unamortized trademark licenses and trademarks deemed to have indefinite lives ceased to be amortized effective January 1, 2002 and are subject to annual impairment analysis. Had the non-amortization provision of SFAS No. 142 been adopted as of January 1, 2001, net income and net income per share for the years ended December 31, 2003, 2002, and 2001 would have been adjusted as follows:

                                        For the years ended December 31,
                                     2003             2002              2001
                                 ------------     ------------      ------------
  Net income, as reported         $5,930,404       $3,029,195        $3,019,353
  Add back:  Amortization of
    trademark licenses and
    trademarks (net of
    tax effect)                       -                 -               292,241
                                 ------------     ------------      ------------
  Adjusted net income             $5,930,404       $3,029,195        $3,311,594
                                 ============     ============      ============

  Net income per common share -
    basic, as reported            $     0.58       $     0.30        $     0.30

  Amortization of trademark
    licenses and trademarks
    (net of tax effect)                -                  -                0.03
                                 ------------     ------------      ------------
  Adjusted net income per
    common share - basic          $     0.58       $     0.30        $     0.33
                                 ============     ============      ============

  Net income per common share -
    diluted, as reported          $     0.55       $     0.29        $     0.29
  Amortization of trademark
    licenses and trademarks
    (net of tax effect)               -                  -                 0.03
                                 ------------     ------------      ------------
  Adjusted net income per
    common share - diluted        $     0.55       $     0.29        $     0.32
                                 ============     ============      ============

     Upon adoption of SFAS No. 142 and as of December 31, 2002 and 2003, the trademark licenses and trademarks were tested for impairment in accordance with the provisions of SFAS No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at those times. In addition, the remaining useful lives of trademark licenses and trademarks being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company's trademark licenses and trademarks as of December 31:

                                           2003              2002
                                           ----              ----
     Amortizing trademark licenses
       and trademarks                 $  1,155,803      $  1,138,902
     Accumulated amortization             (146,218)          (84,330)
                                     ---------------   ---------------
                                         1,009,585         1,054,572
     Non-amortizing trademark
     licenses and trademarks            17,284,119        16,305,883
                                     ---------------   ---------------
                                      $ 18,293,704      $ 17,360,455
                                     ===============   ===============

     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 25 years (weighted average life of 19 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the year ended December 31, 2003 was $61,888. As of December 31, 2003, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2008 is:

                  2004                                  $60,416
                  2005                                  $59,281
                  2006                                  $55,971
                  2007                                  $53,587
                  2008                                  $53,438

     Newly Issued Accounting Pronouncements - In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation SFAS Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted such interpretation on November 1, 2002 with no material impact to the consolidated financial statements.

     In January 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51," and revised in December 2003. FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN 46(R) will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," as amended by various FASB staff positions posted in October and November 2003, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provision of this statement for the first fiscal period beginning after December 15, 2004. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its consolidated financial position, results of operations or cash flows.

 2.       ACQUISITIONS

     On May 25, 2001, the Company acquired, through its subsidiary Junior Juice, the Junior Juice beverage business of Pasco Juices, Inc., including the Junior Juice(R) trademarks and assumption of certain liabilities for a purchase price of $946,677. The Junior Juice(R) products are comprised of 100% juices targeted at toddlers.

     The acquisition has been accounted for under the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations." Accordingly, the purchase price, inclusive of certain acquisition costs, was allocated to the tangible and intangible assets acquired based on a valuation of their respective fair values at the date of acquisition. The purchase price for the acquisition of Junior Juice was financed by the issuance of a note payable to Pasco Juice, Inc., payable over five years and the assumption of certain liabilities (Note 5).

     Trademarks acquired are evaluated and amortized in accordance with SFAS No.
142. The operating results of Junior Juice have been included in the Company's results of operations since the date of acquisition.

3.   INVENTORIES

     Inventories consist of the following at December 31:

                                         2003             2002
                                         ----             ----
     Raw materials                  $  6,979,701      $  4,267,055
     Finished goods                   11,900,304         8,023,118
                                   --------------    --------------
                                      18,880,005        12,290,173
     Less inventory reserves          (1,236,219)         (646,439)
                                   --------------    --------------
                                    $ 17,643,786      $ 11,643,734
                                   ==============    ==============

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                              2003            2002
                                              ----            ----
     Leasehold improvements            $   230,027       $   194,965
     Furniture and office equipment        881,741           776,401
     Equipment                           2,481,917         1,703,855
     Vehicles                            1,636,878         1,104,633
                                      -------------     -------------
                                         5,230,563         3,779,854
     Less accumulated depreciation
       and amortization                 (2,427,281)       (1,917,047)
                                      -------------     -------------
                                       $ 2,803,282       $ 1,862,807
                                      =============     =============

5.   LONG-TERM DEBT

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. Such revolving line of credit and term loan were secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $12.0 million under its revolving line of credit, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on the bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of the Company. The Company had no outstanding borrowings on the line of credit at December 31, 2003.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with its financial ratios and annual net income requirements and obtained a waiver from Comerica with regards to its capital expenditure limitations at December 31, 2003.

     During 2000, the Company entered into capital leases for acquisition of certain vehicles, payable over a five-year period and having an effective interest rate of 8.8%. At December 31, 2003 and 2002, the assets acquired under capital leases had a net book value of $121,178 and $285,085, net of accumulated depreciation of $418,465 and $301,422, respectively.

    Long-term debt consists of the following
    at December 31:                                  2003              2002
                                                     ----              ----
    Line of credit from Comerica,
    collateralized  by substantially all
    of HBC's assets,  at an effective
    interest rate of LIBOR plus 2.5%
    (3.6% as of December 31, 2003), due
    in September 2005                             $    -            $ 2,969,000

    Note  payable  to Pasco  Juices,  Inc.,
    collateralized  by the Junior Juice
    trademark,  payable in quarterly
    installments of varying amounts through
    May 2006,  net of  unamortized  discount
    (based  on  imputed interest  rate of
    4.5%) of $29,547 and  $77,976 at
    December  31, 2003 and 2002, respectively        392,263            543,131

    Capital leases,  collateralized by
    vehicles acquired,  payable over 60
    months in monthly installments at an
    effective interest rate of 8.8%, with
    final payments ending in 2005                    210,072            324,649
                                                 ------------      -------------
                                                     602,335          3,836,780
    Less: current portion of
    long-term debt                                  (244,271)          (230,740)
                                                 ------------      -------------
                                                  $  358,064        $ 3,606,040
                                                 ============      =============

    Long-term debt is payable as follows:

            Year ending December 31:
       2004                                $ 244,271
       2005                                  211,484
       2006                                  146,580
                                          -----------
                                           $ 602,335
                                          ===========

     Interest expense amounted to $66,592, $224,748 and $520,160 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.       COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company leases its warehouse facility and corporate offices under a 10 year lease beginning October 2000, when the Company first occupied the facility. The facility lease and certain equipment and other noncancelable operating leases expire through 2010. The facility lease has scheduled rent increases which are accounted for on a straight-line basis. Rent expense under such leases amounted to $660,616, $643,827, and $644,454 for the years ended December 31, 2003, 2002 and 2001, respectively. In January 2004, the Company entered into a lease for additional warehouse space. This lease expires in March 2008 with an option to renew through 2010.

     Future minimum rental payments at December 31, 2003 under the leases referred to above are as follows:

        Year ending December 31:
        2004                                              $       893,359
        2005                                                      970,359
        2006                                                    1,017,128
        2007                                                    1,030,218
        2008                                                      773,997
        Thereafter                                              1,199,730
                                                         ------------------
                                                          $     5,884,791
                                                         ==================

     Purchase Commitments - The Company has purchase commitments aggregating approximately $22,711,000, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

     Advertising Commitment - In March 2003, HBC entered into an advertising display agreement ("Monorail Agreement") with the Las Vegas Monorail Company ("LVMC") in terms of which HBC was granted the right, in consideration of the payment by HBC to LVMC of the sum of $1,000,000 per year, payable quarterly, to advertise and promote its products on a designated four car monorail vehicle as well as the right to sell certain of its products on all monorail stations for payment of additional consideration.

     It is anticipated that the initial term will commence in May 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term.

     Employment and Consulting Agreements - On June 1, 2003, the Company entered into an employment agreement with Rodney C. Sacks and Hilton H. Schlosberg pursuant to which Mr. Sacks and Mr. Schlosberg render services to the Company as its Chairman and Chief Executive Officer, and its Vice Chairman, President and Chief Financial Officer, respectively. The agreements provide for an annual base salary of $230,000 each for the 7 months ended December 31, 2003, increasing to $245,000 for the year ending December 31, 2004 and increasing by a minimum of 5% for each subsequent twelve-month period during the employment period, plus an annual bonus in an amount determined at the discretion of the Board of Directors of the Company as well as certain fringe benefits for the period commencing June 1, 2003 and ending December 31, 2008.

     Litigation - The Company is subject to, and involved in, claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

     During 2002, in response to a cease and desist letter to Skyy Spirits LLC in which the Company alleged infringement by Skyy Spirits and/or its licensee of the Company's Blue Sky(R) trademark, Skyy Spirits filed a complaint in the United States District Court for the Northern District of California for a declaratory order and additional relief. The Company filed a counterclaim against Skyy Spirits and joined Miller Brewing Company in the proceedings in which the Company has sought an injunction and claimed damages, including an accounting for profits earned by both Skyy Spirits and Miller Brewing Company, from the sale of the infringing beverage products and further relief. The trial in this matter has been scheduled for hearing in April 2004.

     During 2003, in response to a cease and desist letter from the Coca-Cola Company and its subsidiary Odwalla, Inc. in which they complained of the use by us of the Monster trademark and name, the Company filed a complaint in the United States District Court for the Southern District of California for a declaratory order and additional relief. The Company is engaged in settlement discussions with the Coca-Cola Company and Odwalla, Inc. If no settlement is reached, the Company will vigorously pursue the matter. The Company believes that it has good prospects of success.

     Guarantees - The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company's officers, directors and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) certain distribution or purchase agreements under which the Company may have to indemnify the Company's customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company's products, and (iii) certain real estate leases, under which the Company may be required to indemnify property owners for liabilities and other claims arising from the Company's use of the applicable premises.

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Further, the Company believes that its insurance coverage is adequate to cover any liabilities or claims arising out of such instances referred to above. Historically, the Company has not been obligated to make significant payments for these obligations and accordingly, the Company has valued these obligations at $0 on its consolidated balance sheets as of December 31, 2003 and 2002.

7.       INCOME TAXES

     Components of the income tax provision are as follows:

                                             Year Ended December 31,
                                      2003            2002            2001
                                      ----            ----            ----
     Current income taxes:
       Federal                     $ 3,386,946     $ 1,173,693     $ 1,248,119
       State                           802,256         339,825         292,202
                                  ------------    -------------   -------------
                                     4,189,202       1,513,518       1,540,321

     Deferred income taxes:
       Federal                       (290,357)         448,239         373,217
       State                          (70,167)          74,223          99,364
                                 -------------    -------------   -------------
                                     (360,524)         522,462         472,581
                                 -------------    -------------   -------------
                                  $ 3,828,678      $ 2,035,980     $ 2,012,902
                                 =============    =============   =============

     The differences between the income tax provision that would result from applying the 34% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

                                         Year Ended December 31,
                                    2003             2002              2001
                                    ----             ----              ----
Income tax provision
using the statutory rate        $ 3,318,088      $ 1,722,160      $ 1,710,967

State taxes, net of federal
tax benefit                         521,475          267,440          293,602
Permanent differences                39,895           46,380           31,423
Other                               (50,780)                          (23,090)
                               -------------    -------------    -------------
                                $ 3,828,678      $ 2,035,980      $ 2,012,902
                               =============    =============    =============

     Major components of the Company's deferred tax assets (liabilities) at December 31 are as follows:
                                                      2003               2002
                                                      ----               ----
Reserves for returns                            $    93,556         $    70,487
Reserves for bad debts                               93,623              86,484
Reserves for obsolescence                           519,212             271,504
Reserves for marketing development fund             754,517             326,760
Capitalization of inventory costs                   169,317             145,553
State franchise tax                                 348,351             214,209
Accrued compensation                                 47,433              30,956
Amortization of graphic design                      297,760             315,726
Other accrued expenses                               54,602
                                               -------------       -------------
          Total deferred tax asset                2,378,371           1,461,679

Amortization of trademark license                (3,160,401)         (2,617,097)
Depreciation                                       (245,010)           (232,146)
                                               -------------       -------------
Total deferred tax liability                     (3,405,411)         (2,849,243)
                                               -------------       -------------
Net deferred tax liability                      $(1,027,040)        $(1,387,564)
                                               =============       =============

8.       STOCK OPTIONS

     The Company has three stock option plans, the Hansen Natural Corporation 2001 Stock Option Plan ("2001 Option Plan"), the Employee Stock Option Plan (the "Plan") and the Outside Directors Stock Option Plan ("Directors Plan").

     During 2001, the Company adopted the 2001 Option Plan which provides for the grant of options to purchase up to 2,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under
Section 422 of the Internal Revenue Code, as amended (the "Code"), nonqualified stock options, or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of December 31, 2003, options to purchase 915,500 shares of Hansen common stock had been granted under the 2001 Option Plan and options to purchase 1,084,500 shares of Hansen common stock remain available for grant under the 2001 Option Plan.

     The Plan, as amended, provided for the granting of options to purchase not more than 3,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries through July 1, 2001. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 2003, options to purchase 2,095,700 shares of Hansen common stock had been granted under the Plan, net of options that have expired.

     The Directors Plan provides for the grant of options to purchase up to 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company (the "Board") pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a nonemployee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 2003, options to purchase 36,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 64,000 shares of Hansen common stock remained available for grant.

     During the years ended December 31, 2003, 2002 and 2001, the Company granted 355,000, 529,500 and 122,500 options to purchase shares under the Plan, the 2001 Option Plan, and Directors Plan at a weighted-average grant date fair value of $1.27, $1.12 and $1.36, respectively. Additional information regarding the plans is as follows:

                        2003                  2002                 2001
                -------------------- --------------------- ---------------------
                           Weighted-             Weighted-             Weighted-
                            average               average               average
                           exercise              exercise              exercise
                   Shares    price       Shares    price       Shares    price
                -------------------- --------------------- ---------------------
Options
 outstanding,
 beginning
 of year         1,501,900   $3.29     1,053,400   $3.04     1,134,400   $2.84
Options granted    355,000   $4.43       529,500   $3.64       122,500   $3.49
Options
 exercised        (365,100)  $2.05        (8,000)  $1.00      (152,500)  $1.59
Options
 canceled
 or expired        (22,000)  $3.53       (73,000)  $2.54       (51,000)  $4.06
                -------------------- --------------------- ---------------------
Options
 outstanding,
 end of year     1,469,800   $3.87     1,501,900   $3.29     1,053,400   $3.04
                ==================== ===================== =====================
Option                       $1.13                 $1.00                 $0.75
 price range                   to                    to                    to
 end of year                 $8.23                 $5.25                 $5.25

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

           -------------------------------------------- ------------------------
                              Options Outstanding           Options Exercisable
           -------------------------------------------- ------------------------
                                 Weighted-
                     Number       average                  Number
                  outstanding    remaining    Weighted-  exercisable   Weighted-
                      at        contractual    average       at         average
 Range of         December 31,     life       exercise   December 31,  exercise
 exercise            2003       (in years)     price        2003          price
 prices          -------------------------------------- ------------------------
 $1.13 to $1.59      81,000         4          $1.56        81,000       $1.56
 $3.02 to $3.95     669,600         7          $3.59       168,900       $3.57
 $4.05 to $4.25     591,400         6          $4.22       243,600       $4.25
 $4.31 to $5.25     107,800         3          $4.59        54,600       $4.62
 $8.23               20,000        10          $8.23          -            -
                 -----------                            -----------
                  1,469,800                                548,100
                 ===========                            ===========

9.       EMPLOYEE BENEFIT PLAN

     Employees of Hansen Natural Corporation may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee's earnings. Matching contributions were $70,518, $64,949 and $58,211 for the years ended December 31, 2003, 2002 and 2001, respectively.

10.      RELATED-PARTY TRANSACTIONS

     A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred to such firm in connection with services rendered to the Company during the years ended December 31, 2003, 2002 and 2001 were $59,146, $79,843 and $193,350, respectively.

     Two directors and officers of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred to such company in connection with promotional materials purchased during the years ended December 31, 2003, 2002 and 2001 were $331,478, $164,199 and $164,638, respectively.

11.      SUBSEQUENT EVENT

     Subsequent to year-end, the Company granted options to certain employees to purchase 284,500 shares of Hansen common stock under the 2001 Option Plan at exercise prices ranging from $8.11 to $10.32 per share.

12.      QUARTERLY FINANCIAL DATA (Unaudited)

                                                                            Net Income per
                                                                             Common Share
                                                                        ---------------------
                        Net Sales       Gross Profit      Net Income      Basic      Diluted
                      --------------   --------------   -------------   ---------   ---------
Quarter ended:
 March 31, 2003        $ 22,086,348     $  8,299,821     $   633,071     $  0.06     $  0.06
 June 30, 2003           28,409,138       11,448,565       1,977,184        0.19        0.19
 September 30, 2003      33,291,088       13,286,852       2,093,835        0.21        0.19
 December 31, 2003       26,565,622       10,739,790       1,226,314        0.12        0.11
                      --------------   --------------   -------------   ---------   ---------
                       $110,352,196     $ 43,775,028     $ 5,930,404     $  0.58     $  0.55
                      ==============   ==============   =============   =========   =========

Quarter ended:
 March 31, 2002        $ 18,592,394     $  6,810,081     $   410,645     $  0.04     $  0.04
 June 30, 2002           26,264,788        9,833,837       1,271,083        0.13        0.12
 September 30, 2002      26,985,256        9,677,851       1,270,225        0.12        0.12
 December 31, 2002       20,203,924        6,921,924          77,242        0.01        0.01
                      --------------   --------------  --------------  ----------  ----------
                       $ 92,046,362     $ 33,243,693     $ 3,029,195     $  0.30     $  0.29
                      ==============   ==============  ==============  ==========  ==========

     Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                Balance at     Charged to
               beginning of    cost and                      Balance at end
Description      period        expenses       Deductions       of period
--------------------------------------------------------------------------------

Allowance for doubtful accounts, sales returns and cash discounts:

2003          $ 1,098,645      2,936,429      (3,159,723)     $   875,351
2002          $   625,270      3,108,031      (2,634,656)     $ 1,098,645
2001          $   486,462      3,187,101      (3,048,293)     $   625,270

Promotional allowances:

2003          $ 3,170,171     15,139,959     (13,643,360)     $ 4,666,770
2002          $ 2,981,556     12,660,386     (12,471,771)     $ 3,170,171
2001          $ 2,370,260     12,167,783     (11,556,487)     $ 2,981,556

Inventory reserves:

2003          $   646,439        589,780            -         $ 1,236,219
2002          $   400,767        269,530         (23,858)     $   646,439
2001          $   168,409        262,187         (29,829)     $   400,767

EXHIBIT 23



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 33-92526, No. 333-41333, No. 333-89123, and No. 333-112482 of Hansen Natural
Corporation on Form S-8 of our report dated March 26, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to changes in accounting), appearing in the Annual Report on Form 10-K of Hansen Natural Corporation for the year ended December 31, 2003.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 26, 2004