Form 10-Q
period 2004-03-31
HANSEN NATURAL CORP
filed 2004-05-17
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2004     Commission file number 0-18761


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
                                 Yes  X    No
                                     ---      ---

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes       No  X
                                     ---      ---

     The Registrant had 10,464,357 shares of common stock outstanding as of April 28, 2004.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                 March 31, 2004

                                      INDEX



                                                                        Page No.

Part I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated  Balance  Sheets  as of
               March  31, 2004 and December 31, 2003 (Unaudited)            3

               Condensed Consolidated Statements of Income for the
               three- months ended March 31, 2004 and 2003 (Unaudited)      4

               Condensed Consolidated Statements of Cash Flows for
               the three-months ended March 31, 2004 and 2003 (Unaudited)   5

               Notes to Condensed Consolidated Financial Statements         6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12

Item 3.        Qualitative and Quantitative Disclosures about
               Market Risk                                                 24

Item 4.         Controls and Procedures                                    24


Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                           24

Items 2-5.     Not Applicable                                              25

Item 6.        Exhibits and Reports on Form 8-K

               Signatures                                                  25

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003 (Unaudited)
--------------------------------------------------------------------------------
                                                 March 31,          December 31,
                                                   2004                  2003
                                               --------------     --------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $ 2,815,121         $ 1,098,785
Accounts receivable (net of allowance for
  doubtful accounts, sales returns and cash
  discounts of $1,027,419 in 2004 and $875,351
  in 2003 and promotional allowances of
  $5,542,549 in 2004 and $4,666,770 in 2003)      9,472,723           5,372,983
Inventories, net                                 17,281,109          17,643,786
Prepaid expenses and other current assets           559,099             481,777
Deferred income tax asset                         2,183,291           2,080,609
                                               -------------      --------------
   Total current assets                          32,311,343          26,677,940

PROPERTY AND EQUIPMENT, net                       2,913,269           2,803,282

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of
  accumulated amortization of $166,314
  in 2004 and $146,218 in 2003)                  18,281,155          18,293,704
Deposits and other assets                           265,195             222,102
                                               -------------     ---------------
                                                 18,546,350          18,515,806
                                               -------------     ---------------
                                                $53,770,962         $47,997,028
                                               =============     ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $ 8,419,135         $ 6,521,402
Accrued liabilities                               1,761,019           1,185,342
Accrued compensation                                416,685             883,459
Current portion of long-term debt                   210,773             244,271
Income taxes payable                              2,000,441             647,263
                                               ------------       --------------
     Total current liabilities                   12,808,053           9,481,737

LONG-TERM DEBT, less current portion                333,606             358,064

DEFERRED INCOME TAX LIABILITY                     3,296,964           3,107,649

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000
   shares authorized; 10,653,865 shares
   issued, 10,447,104 outstanding in 2004;
   10,624,864 shares issued, 10,418,103
   outstanding in 2003                               53,269              53,124
Additional paid-in capital                       12,780,504          12,681,169
Retained earnings                                25,313,111          23,129,830
Common stock in treasury, at cost;
   206,761 in 2004 and 2003                        (814,545)           (814,545)
                                              --------------      --------------
     Total shareholders' equity                  37,332,339          35,049,578
                                              --------------      --------------
                                                $53,770,962         $47,997,028
                                              ==============      ==============

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)
--------------------------------------------------------------------------------
                                                   Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                  2004                  2003
                                              ------------          -----------
GROSS SALES                                   $38,740,927           $27,695,875
LESS:  Discounts, allowance and
   promotional payments                         7,442,144             5,609,527
                                              -----------           -----------
NET SALES                                      31,298,783            22,086,348
COST OF SALES                                  17,390,962            13,786,527
                                              -----------           ------------
GROSS PROFIT                                   13,907,821             8,299,821
OPERATING EXPENSES:
Selling, general and administrative            10,243,238             7,192,187
Amortization of trademark license
   and trademarks                                  20,096                10,416
                                              -----------           ------------
     Total operating expenses                  10,263,334             7,202,603
                                              -----------           ------------
OPERATING INCOME                                3,644,487             1,097,218
NET NONOPERATING EXPENSE                           10,614                33,231
                                              -----------           ------------
INCOME BEFORE PROVISION FOR INCOME TAXES        3,633,873             1,063,987
PROVISION FOR INCOME TAXES                      1,450,592               430,916
                                              -----------           ------------
NET INCOME                                    $ 2,183,281           $   633,071
                                              ===========           ============
NET INCOME PER COMMON SHARE:
     Basic                                    $      0.21           $      0.06
                                              ===========           ============
     Diluted                                  $      0.19           $      0.06
                                              ===========           ============
NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                     10,434,770            10,189,847
                                              ===========           ============
     Diluted                                   11,463,633            10,435,953
                                              ===========           ============





          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)
-----------------------------------------------------------------------
                                                 March 31,             March 31,
                                                   2004                  2003
                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 2,183,281            $ 633,071
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Amortization of trademark license
    and trademarks                                  20,096               10,416
    Depreciation and other amortization            187,581              125,741
    (Gain)/Loss on disposal of property
     and equipment                                  (4,461)              11,361
    Deferred income taxes                           86,633
    Effect on cash of changes in
     operating assets and liabilities:
         Accounts receivable                    (4,099,740)            (718,458)
         Inventories                               362,677              614,089
         Prepaid expenses and other
          current assets                           (77,322)             255,995
         Accounts payable                        1,897,733            1,320,730
         Accrued liabilities                       575,677              253,701
         Accrued compensation                     (466,774)            (141,632)
         Income taxes payable/prepaid
          income taxes                           1,353,178              430,916
                                               ------------        ------------
         Net cash provided by
          operating activities                   2,018,559            2,795,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment               (308,180)            (311,518)
Proceeds from sale of property and equipment        15,073               19,788
Increase in trademark license and trademarks        (7,547)              (2,135)
Increase in deposits and other assets              (43,093)             (32,768)
                                               -----------         -------------
         Net cash used in investing
          activities                              (343,747)            (326,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt               (57,956)          (1,016,149)
Issuance of common stock                            99,480              218,244
                                               -----------         -------------
         Net cash provided by (used in)
          financing activities                      41,524             (797,905)

                                               -----------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS        1,716,336            1,671,392
CASH AND CASH EQUIVALENTS, beginning of year     1,098,785              537,920
                                               -----------          ------------
CASH AND CASH EQUIVALENTS, end of period       $ 2,815,121          $ 2,209,312
                                               ===========          ============

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                  $     9,511          $    34,990
                                               ===========          ============
     Income taxes                              $    10,781          $       -
                                               ===========          ============


          See accompanying notes to consolidated financial statements.

1.      BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2003, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"). HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company.

     The Company's financial statements included in Form 10-Q does not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2004 and 2003 is unaudited and reflects all adjustments, which include only normal recurring adjustments, which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

     Trademark License and Trademarks - Trademark license and trademarks represent the costs paid by the Company for exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks with a finite life (as discussed below) over 1 to 25 years. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, effective January 1, 2002, resulted in the elimination of amortization of indefinite life assets. The following provides additional information concerning the Company's trademark licenses and trademarks as of March 31, 2004 and December 31, 2003:

                                                   March 31,     December 31,
                                                     2004            2003
                                                   ----------    ------------
Amortizing trademark licenses and trademarks     $ 1,158,971    $ 1,155,803
Accumulated amortization                            (166,314)      (146,218)
                                                   ---------     ------------
                                                     992,657      1,009,585
Non-amortizing trademark licenses and
trademarks                                        17,288,498     17,284,704
                                                  ----------     ------------
                                                 $18,281,155    $18,293,704
                                                 ===========    =============

     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 25 years (weighted average life of 19 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings over the period of expected benefit. Total amortization expense during the three-months ended March 31, 2004 and 2003 was $20,096 and $10,416, respectively. As of March 31, 2004, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ending December 31, 2009 is:

                2004 - Remainder       $51,675
                2005                    53,587
                2006                    53,587
                2007                    53,587
                2008                    53,438
                2009                    53,438

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses amounted to $2.4 million and $1.9 million for the three-months ended March 31, 2004 and 2003, respectively. Advertising expenses are included in selling, general and administrative expenses with the exception of coupon expenses which are accounted for as a reduction of net sales. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $4.9 million and $3.4 million for the three-months ended March 31, 2004 and 2003, respectively and are included as a reduction of net sales.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the three-months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

                                                 Three Months Ended March 31,

                                                       2004             2003
                                                       ----             ----
Net income, as reported                            $ 2,183,281     $   633,071
Less: Total stock based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax
      effects                                           83,597          54,810
                                                   ------------    -------------
Net income, pro forma                              $ 2,099,684     $   578,261
                                                   ===========     =============

Net income per common share, as reported - Basic   $      0.21     $      0.06
Net income per common share, as reported - Diluted $      0.19     $      0.06

Net income per common share, pro forma - Basic     $      0.20     $      0.06
Net income per common share, pro forma - Diluted   $      0.18     $      0.06

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
                                                     Risk-Free
              Dividend Yield  Expected Volatility  Interest Rate  Expected Lives
              --------------  -------------------  -------------  --------------
2004                  0%               38%             4.0%           8 years
2003                  0%               12%             3.5%           8 years

3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidated requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE's or variable interest entities to which these interpretations apply, the Company adopted FIN46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, as amended by various FASB staff positions posted in October and November 2003, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope which may have previously been reported as equity, as a liability (or an asset in some circumstances).

     In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the effective dates for applying certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests for public and nonpublic entities. For public companies, SFAS No. 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable noncontrolling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No. 150 are deferred indefinitely. For other mandatorily redeemable noncontrolling interests that were issued before November 5, 2003, the measurement provisions of SFAS No. 150 are deferred indefinitely. For those instruments, the measurement guidance for redeemable shares and noncontrolling interest in other literature shall apply during the deferral period. The adoption of SFAS No. 150 did not have a significant impact on the Company's consolidated financial position, results of operations, or cash flow.


4. INVENTORIES

   Inventories consist of the following at:

                                                 March 31,        December 31,
                                                   2004              2003
                                              --------------     -------------
Raw Materials                                 $   6,836,273      $  6,979,701
Finished Goods                                   11,414,716        11,900,304
                                              --------------     -------------
                                                 18,250,989        18,880,005
Less inventory reserves                            (969,880)       (1,236,219)
                                              --------------     -------------
                                              $  17,281,109      $ 17,643,786
                                              ==============     =============

5. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following at:

                                                 March 31,        December 31,
                                                    2004              2003
                                             --------------      ------------
Leasehold improvements                       $      236,006      $   230,027
Furniture and office equipment                      968,887          881,741
Equipment                                         2,120,626        2,481,917
Vehicles                                          1,570,037        1,636,878
                                             --------------      ------------
                                                  4,895,556        5,230,563
Less accumulated depreciation
and amortization                                 (1,982,287)      (2,427,281)
                                             ---------------     ------------
                                             $    2,913,269      $ 2,803,282
                                             ===============    ==============


6. COMMITMENTS & CONTINGENCIES

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

     It is anticipated that the initial term will commence in the summer of 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, not withstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term.

     The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company.

     During 2002, in response to the Company's cease and desist letter to Skyy Spirits LLC in which the Company alleged infringement by Skyy Spirits and/or its licensee of the Company's Blue Sky(R) trademark, Skyy Spirits filed a complaint in the United States District Court for the Northern District of California for a declaratory order and additional relief. The Company filed a counterclaim against Skyy Spirits and joined Miller Brewing Company in the proceedings in which the Company has sought an injunction and claimed damages, including an accounting for profits earned by both Skyy Spirits and Miller Brewing Company, from the sale of the infringing beverage products and further relief. During April 2004 the dispute was settled on terms which management believes affords the Company adequate protection for its Blue Sky(R) trademark. In addition, Skyy Spirits and Miller Brewing Company agreed to reimburse the Company for portion of the legal costs incurred by the Company in that litigation.

     During 2003, in response to a cease and desist letter from the Coca-Cola Company and its subsidiary Odwalla, Inc. in which they complained of the use by the Company of the Monster trademark and name, the Company filed a complaint in the United States District Court for the Central District of California for a declaratory order and additional relief. The Company is engaged in settlement discussions with the Coca-Cola Company and Odwalla, Inc. If no settlement is reached, the Company will vigorously pursue the matter. The Company believes that it has good prospects of success.

     During 2003 the Company filed a complaint in the United States District court for the Central District of California against Rockstar, Inc. and Rockstar Beverage Company for an injunction, damages and further relief based on false and unlawful claims and advertising by Rockstar and unfair competition. In April, 2004 Rockstar filed a counterclaim in which Rockstar alleges trade dress infringement, interference with contract, unfair competition, defamation and trade libel. The Company believes that Rockstar's counterclaims are without merit.

     Furthermore, the Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, the Company believes that such litigation will not have a material adverse effect on the Company's financial position or results of operations.

     Except as described above, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of the Company's properties is subject, other than ordinary and routine litigation incidental to the Company's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.

Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP".) GAAP requires the Company to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize the most significant accounting and reporting policies and practices of the Company:

     Trademark License and Trademarks - Trademark license and trademarks primarily represent the costs paid by the Company for exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademark licenses and trademarks while continuing to amortize remaining trademark licenses and trademarks over one to 25 years.

     In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks annually for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated using the income approach. Based on our annual impairment analysis performed in the fourth quarter of 2003 and our analysis of the trademark license and trademarks for the quarter ended March 31, 2004, the estimated fair values of trademark license and trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of March 31, 2004.

     Management believes that the accounting estimate related to impairment of its long lived assets, including its trademark license and trademarks, is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to estimate fair value, which is based on assumptions about cash flows and discount rates; and
(2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management's assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

     In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

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

     Accounts Receivable - The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer's inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's historical losses and an overall assessment of past due trade accounts receivable outstanding.

     Inventories - Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and/or its ability to sell the product(s) concerned and production requirements. Demand for the Company's products can fluctuate significantly. Factors which could affect demand for the Company's products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

     Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

     We incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We focus on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors receive rebates, promotions, point of sale materials, merchandise displays and coolers. We also use in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, and sponsorship of, and endorsements from, selected public and extreme sports figures and causes. Consumers receive coupons, discounts and promotional incentives. These marketing expenditures help to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brands. We believe greater distribution and availability, awareness and preference promotes long term growth of the Company's brands.

     During the first quarter of 2004, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

     We believe that one of the keys to success in the beverage industry is differentiation such as making Hansen's(R) products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate labels and graphics from time to time.

     We again achieved record sales in the first quarter of 2004. The increase in gross and net sales in the first quarter of 2004 was primarily attributable to increased sales by volume of our Monster EnergyTM drinks, which were introduced in April 2002, sales of our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, which were introduced in August 2003, and sales of our Lost(R) Energy drinks in 16-ounce cans, which were introduced in January 2004, as well as increased sales by volume of Natural Sodas, in particular Diet Natural Sodas. The increase in net sales was also attributable, to a lesser extent, to increased sales by volume of our Deuce Energy drinks, increased net sales prices of Junior Juice brand drinks, increased sales by volume of Energade Energy sports drinks, Diet Red and juice blends. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen's(R) energy and functional drinks in 8.3-ounce cans, Hansen's(R) children's multi-vitamin juice drinks in aseptic packaging, smoothies in cans and bottles, teas, lemonades and cocktails, and soy smoothies.

     Gross profit for the three months ended March 31, 2004, as a percentage of net sales, was 44.4% which was higher than the 37.6% gross profit percentage achieved in the three months ended March 31, 2003. The increase in gross profit percentage was primarily due to a change in the Company's product and customer mix.

     During the first quarter of 2004, sales outside of California represented 49.8% of our aggregate sales, as compared to approximately 44.4% of our aggregate sales in the first quarter of 2003. Sales to distributors outside the United States during the first quarter of 2004 amounted to $340,000 compared to $240,000 in the first quarter of 2003, accounting for approximately 1% of our net sales for each quarter respectively.

     Our customers are typically retail and specialty chains, club stores, mass merchandisers, convenience chains, full service beverage distributors and health food distributors. In the first quarter of 2004, sales to retailers represented 23.4% of our revenues, sales to club stores and mass merchandisers represented 16.7% of our revenue, sales to full service distributors represented 44.8% of our revenues and sales to health food distributors represented 11.8% of our revenues.

     In the first quarter of 2004, we introduced a carbonated Lost(R) Energy drink in 16-ounce cans. The Lost(R) brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by the Company under exclusive license from Lost International LLC. In the first quarter, we also introduced a new Hansen's(R) sports beverage under a customer's brand name.

     Sales of our dual-branded 100% juice line named "Juice Blast(R)", which was launched in conjunction with Costco and is sold through Costco stores, were lower in the first quarter of 2004 than in 2003 primarily due to the discontinuance of the product by certain Costco regions. We are continuing to work with those regions with a view to having the product reinstated in certain of such regions in the future.

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(R) Natural Soda business. The Blue Sky(R) Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy drink in 8.3-ounce cans. During the first quarter of 2004, we continued to expand distribution of Blue Sky products into mainstream grocery chain stores throughout the country and are planning to introduce additional new products under the Blue Sky(R) trademark during the year.

     In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(R) beverage business. The Junior Juice(R) product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     During the first quarter of 2004, we entered into several new distribution agreements for the sale of our products. We intend to continue building our national sales force throughout the remainder of 2004 to support and grow the sales of our products.

     A chain grocery store strike in Southern California, which commenced during the last quarter of 2003, adversely affected sales of those of our products that are carried by the stores concerned. However, the drop in sales of such products was partially offset by increased sales of certain of those products that are carried by other retailers in Southern California not engaged in the strike. The strike ended in March 2004 and the grocery stores concerned are fully staffed and are in the process of becoming fully operational.

     During 2004, we were awarded an exclusive contract by the State of California, Department of Health Services ("DHS") Women, Infant and Children Supplemental Nutrition Branch, to supply 100% Apple juice and 100% Apple Grape juice in 64-ounce PET plastic bottles. Objections to the award to HBC of contracts for both types of juices were lodged by two competitors. Both of such objections were overruled. One of the competitors, Tree Top, subsequently appealed to the Superior Court of California for a reversal of the award. Tree Top's appeal was rejected by the Superior Court of California on May 11, 2004 and the award to the Company was confirmed. Both contracts are expected to commence on July 12, 2004 and will run for a minimum period of three years.

     We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

     The following table sets forth key statistics for the three-months ended March 31, 2004 and 2003.
                                                                      Percentage
                                   Three-Months ended March 31,           Change
                                  -------------------------------    -----------
                                       2004             2003           04 vs. 03
                                  ------------      -----------      -----------
Gross sales                       $ 38,740,927     $ 27,695,875          39.9%
Less:  Discounts, allowances
 and promotional payments            7,442,144        5,609,527          32.7%
                                  ------------      -----------      -----------
Net sales                           31,298,783       22,086,348          41.7%
Cost of sales                       17,390,962       13,786,527          26.1%
                                  ------------      -----------      -----------
Gross profit                        13,907,821        8,299,821          67.6%
Gross profit margin                      44.4%            37.6%

Selling, general and
 administrative expenses            10,243,238       7,192,187           42.4%
Amortization of trademark license
 and trademarks                         20,096          10,416           92.9%
                                  ------------      -----------      -----------
Operating income                     3,644,487       1,097,218          232.2%
Operating income as a percent
 of net sales                            11.6%            5.0%

Net nonoperating expense                10,614          33,231          (68.1%)
                                  ------------       ----------       ----------
Income before provision for
 income taxes                        3,633,873       1,063,987          241.5%

Provision for income taxes           1,450,592         430,916          236.6%
                                  ------------       ----------       ----------
Effective tax rate                       39.9%           40.5%

Net income                         $ 2,183,281       $ 633,071          244.9%
                                  ============       =========        ==========
Net income as a percent
 of net sales                             7.0%            2.9%

Net income per common share:
   Basic                           $      0.21       $    0.06          250.0%
   Diluted                         $      0.19       $    0.06          216.7%


Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

     Gross Sales. For the three-months ended March 31, 2004, gross sales were $38.7 million, an increase of $11.0 million or 39.9% higher than the $27.7 million gross sales for the three-months ended March 31, 2003. The increase in gross sales for the three-months ended March 31, 2004 was primarily attributable to increased sales of some of our existing products as well as the introduction of new products as discussed in "Net Sales."

     Net Sales. For the three-months ended March 31, 2004, net sales were $31.3 million, an increase of $9.2 million or 41.7% higher than the $22.1 million for the three-months ended March 31, 2003. The increase in net sales for the three-months ended March 31, 2004 was primarily attributable to increased sales by volume of Monster EnergyTM drinks which were introduced in April 2002, sales of Lo-Carb Monster EnergyTM drinks which were introduced in August 2003, sales of our Lost(R) energy drinks in 16-ounce cans, which were introduced in January 2004 as well as increased sales by volume of Natural Sodas, in particular Diet Natural Sodas. The increase in net sales was also attributable, to a lesser extent, to increased sales by volume of our Deuce Energy drinks, increased net sales prices of our Junior Juice(R) brand drinks, increased sales by volume of Energade(R) Energy sports drinks, Diet Red and juice blends. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen's(R) energy and functional drinks in 8.3-ounce cans, Hansen's(R) children's multi-vitamin juice drinks, smoothies in cans and bottles, teas, lemonades and juice cocktails and soy smoothies as well as an increase in total discounts, allowances and promotional payments.

     Gross Profit. Gross profit was $13.9 million for the three-months ended March 31, 2004, an increase of $5.6 million or 67.6% higher than the gross profit for the three-months ended March 31, 2003 of $8.3 million. Gross profit as a percentage of net sales, increased to 44.4% for the three-months ended March 31, 2004 from 37.6% for the three-months ended March 31, 2003. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Total Operating Expenses. Total operating expenses were $10.3 million for the three-months ended March 31, 2004, an increase of $3.1 million or 42.5% higher than total operating expenses of $7.2 million for the three-months ended March 31, 2003. Total operating expenses as a percentage of net sales increased to 32.8% for the three-months ended March 31, 2004 as compared to 32.6% for the three-months ended March 31, 2003. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling, general and administrative expenses were $10.2 million for the three-months ended March 31, 2004, an increase of $3.0 million or 42.4% higher than selling, general and administrative expenses of $7.2 million for the three-months ended March 31, 2003. Selling expenses were $5.7 million for the three-months ended March 31, 2004, an increase of $1.6 million or 39.2% higher than selling expenses of $4.1 million for the three-months ended March 31, 2003. Selling expenses as a percentage of net sales for the three-months ended March 31, 2004 were 18.4% which was consistent with selling expenses as a percentage of net sales of 18.7% for the three-months ended March 31, 2003. The increase in selling expenses was primarily attributable to an increase in distribution expenses and expenditures for merchandise displays, trade development activities with distributors and in-store demonstrations. The increase in selling expenses was partially offset by decreased expenditures for certain advertising and other selling activities and graphic design. General and administrative expenses were $4.5 million for the three-months ended March 31, 2004, an increase of $1.4 million or 46.8% higher than general and administrative expenses of $3.1 million for the three-months ended March 31, 2003. General and administrative expenses as a percentage of net sales for the three-months ended March 31, 2004 were 14.3% which was slightly higher than general and administrative expenses as a percentage of net sales of 13.8% for the three-months ended March 31, 2003. The increase in general and administrative expenses was primarily attributable to increased payroll expenses primarily for sales, marketing and administrative activities, fees relating to legal and accounting services including services related to establishing and protecting trademarks and travel costs.

     Operating Income. Operating income was $3.6 million for the three-months ended March 31, 2004, an increase of $2.5 million more than operating income of $1.1 million for the three-months ended March 31, 2003. Operating income as a percentage of net sales increased to 11.6% for the three-months ended March 31, 2004 from 5.0% for the three-months ended March 31, 2003. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit and gross profit as a percentage of net sales achieved in the three months ended March 31, 2004 than the increase in operating expenses and operating expenses as a percentage of net sales for the three months ended March 31, 2003.

     Net Nonoperating Expense. Net nonoperating expense was $11,000 for the three-months ended March 31, 2004, a decrease of $22,000 from net non-operating expense of $33,000 for the three-months ended March 31, 2003. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2004 was $1.5 million as compared to provision for income taxes of $431,000 for the comparable period in 2003. The effective combined federal and state tax rate for the three-months ended March 31, 2004 was 39.9%, which was lower than the effective tax rate of 40.5% for the three-months ended March 31, 2003 due to the increase in apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $2.2 million for the three-months ended March 31, 2004, an increase of $1.6 million over net income of $633,000 for the three-months ended March 31, 2003. The increase in net income was attributable to the increase in gross profit of $5.6 million and decrease in nonoperating expense of $22,000 which was partially offset by the increase in operating expenses of $3.0 million and an increase in provision for income taxes of $1.0 million.

Liquidity and Capital Resources

     As at March 31, 2004, the Company had working capital of $19.5 million, as compared to working capital of $17.2 million as at December 31, 2003. The increase in working capital is primarily attributable to net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization, proceeds received from the issuance of common stock and disposal of fixed assets. Such increase was partially offset by acquisition of property and equipment, increases in deposits and other assets, additions to trademark license and trademarks and repayment by the Company of a portion of the Company's long term debt.

     Net cash provided by operating activities was $2.0 million for the three-months ended March 31, 2004 as compared to net cash provided by operating activities of $2.8 million in the comparable period in 2003. For the three-months ended March 31, 2004, cash provided by operating activities was attributable to net income earned after adjustments for the effect of certain expenses, primarily depreciation and other amortization, as well as increases in accounts payable, income taxes payable and accrued liabilities and decreases in inventories which was partially offset by increases in accounts receivable and other current assets and decreases in accrued compensation.

     Net cash used in investing activities was $344,000 for the three-months ended March 31, 2004 as compared to net cash used in investing activities of $327,000 in the comparable period in 2003. For the three-months ended March 31, 2004, cash used in investing activities was primarily attributable to acquisitions of property and equipment and additions to trademark license and trademarks and an increase in deposits and other assets which was partially offset by proceeds from the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(R) brand, as well as the introduction of new product lines.

     Net cash provided by financing activities was $42,000 for the three-months ended March 31, 2004 as compared to net cash used in financing activities of $798,000 for the comparable period in 2003. For the three-months ended March 31, 2004, cash provided by financing activities was primarily attributable to proceeds received from the issuance of common stock which was partially offset by principal payments of long-term debt.

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $12.0 million under its line of credit, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on Comerica's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon the level of certain financial ratios of HBC from time to time. At March 31, 2004, HBC had no balances outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $7,800,000.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with its financial covenants at March 31, 2004.

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

     Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms. Other commitments represent our obligations under our agreement with the Las Vegas Monorail Company. See also "ITEM 1-NOTE 6, COMMITMENTS & CONTINGENCIES." The following represents a summary of the Company's contractual obligations and related scheduled maturities for the years ending December 31:

                      Long-Term
                        Debt &
                    Capital Lease  Operating    Purchase      Other
                     Obligations    Leases    Obligations  Commitments   Total
                    --------------  --------  -----------  -----------   ------

2004 - Remainder    $ 185,948    $  712,132  $ 5,880,096  $ 750,000  $ 7,528,176
2005                  211,541       970,359    7,259,120    250,000    8,691,020
2006                  146,890     1,017,128    7,259,120               8,423,138
2007                              1,030,218    1,460,000               2,490,218
2008                                773,997                              773,997
Thereafter                        1,199,730                            1,199,730
                    ------------ ---------- -----------  -----------    -------
                     $ 544,379  $5,703,564  $21,858,336  $1,000,000 $ 29,106,279
                    ============ ========== ===========  ===========  ==========


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

Sales

     The table set forth below discloses selected quarterly data regarding sales for the first three-months of the past two years. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

     The Company's quarterly results of operations reflect seasonal trends that management believes are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company has not had sufficient experience with its food bars, cereal products and Hard e malt-based products and consequently has no knowledge of the trends which may occur with such products. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products, soda concentrates and food products and increased advertising and promotional expenses.

                                                        (In Thousands)
                                                 Three-months ended March 31,
                                                     2004              2003
                                                 -------------    -------------

Unit Case Volume / Case Sales                          5,368            4,219

Net Sales                                            $31,299          $22,086

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report, including certain statements made in management's discussion and analysis, may constitute forward looking statements (within the meaning of Section 27A of the Securities Act 1933 as amended and Section 21E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of the Act.

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

* Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
* Decreased demand for our products resulting from changes in consumer preferences;
* Changes in demand that are weather related, particularly in areas outside of California;
* Competitive products and pricing pressures and the Company's ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;
*    The introduction of new products;
*    An  inability  to achieve  volume  growth  through  product  and  packaging initiatives;
* Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company's products are marketed and/or labeled and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms, and/or Federal Trade Commission, and/or certain state regulatory agencies;

* Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
* The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
*    The Company's ability to penetrate new markets;
* The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
* Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
* The terms and/or availability of the Company's credit facility and the actions of its creditors;
* The effectiveness of the Company's advertising, marketing and promotional programs;
*    Changes in product category consumption;
*    Unforeseen economic and political changes;
*    Possible recalls of the Company's products; and
* The Company's ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water(R), Energade(R), Monster EnergyTM and Lost(R) energy drinks, soy smoothies, sparkling orangeades and lemonades in glass bottles and other products.

     The foregoing list of important factors is not exhaustive.

     The Company's actual results could be materially different from the results described or anticipated by the Company's forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent the Company's estimates and assumptions only as of the date that they were made. The Company expressly disclaims any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

     At March 31, 2004, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended March 31, 2004, the net impact on the Company's pre-tax earnings would have been insignificant.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company. See NOTE 6 to the financial statements, "COMMITMENTS AND CONTINGENCIES."

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

32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b) Reports on Form 8-K

     On March 4, 2004, the Company filed a current report on Form 8-K reporting under Item 6 that the Company had issued a press release regarding a contract awarded to the Company by the State of California Department of Health Services' Women, Infant and Children Supplemental Nutrition Program.


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HANSEN NATURAL CORPORATION
                                                   Registrant

Date:  May 13, 2004                                  /s/ RODNEY C. SACKS
                                                     Rodney C. Sacks
                                                     Chairman of the Board
                                                     of Directors and Chief
                                                     Executive Officer



Date:  May 13, 2004                                  /s/ HILTON H. SCHLOSBERG
                                                     Hilton H. Schlosberg
                                                     Vice Chairman of the
                                                     Board of Directors,
                                                     President and Chief
                                                     Financial Officer