Form 10-Q
period 2004-06-30
HANSEN NATURAL CORP
filed 2004-08-13
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


       For the Quarterly Period              Commission file number 0-18761
          Ended June 30, 2004


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


                                (951) 739 - 6200
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No ___


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes ___   No X


     The Registrant had 10,833,503 shares of common stock outstanding as of July 23, 2004.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                  June 30, 2004

                                      INDEX



                                                                       Page No.

Part I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed  Consolidated  Balance  Sheets as of
              June 30,  2004 and December 31, 2003 (Unaudited)            3

              Condensed  Consolidated  Statements  of Income for
              the three- and six-months ended June 30, 2004
              and 2003 (Unaudited)                                        4

              Condensed  Consolidated  Statements  of Cash Flows
              for the  six-months ended June 30, 2004
              and 2003 (Unaudited)                                        5

              Notes to Condensed Consolidated Financial Statements        6

Item 2.       Management's  Discussion and Analysis of Financial
               Condition and Results Operations                          12

Item 3.       Qualitative and Quantitative Disclosures about
               Market Risk                                               25

Item 4.       Controls and Procedures                                    26


Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                          26

Items 2-5.    Not Applicable

Item 6.       Exhibits and Reports on Form 8-K                           27

              Signatures                                                 27

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003 (Unaudited)
---------------------------------------------------------------------

                                                June 30,           December 31,
                                                  2004                 2003
                                           -----------------    ----------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $ 7,473,017        $ 1,098,785
Accounts receivable (net of allowance for
doubtful accounts, sales returns and cash
discounts of $1,395,225 in 2004 and
$875,351 in 2003 and promotional allowances of
$6,714,137 in 2004 and $4,666,770 in 2003)        13,506,903          5.372.983
Inventories, net                                  19,614,311         17,643,786
Prepaid expenses and other current assets            542,540            481,777
Deferred income tax asset                          3,660,801          2,080,609
                                           -----------------    ----------------
     Total current assets                         44,797,572         26,677,940

PROPERTY AND EQUIPMENT, net                        3,301,863          2,803,282

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks
 (net of accumulated amortization of
 $185,582 in 2004 and $146,218 in 2003)           18,267,742         18,293,704
Deposits and other assets                            285,255            222,102
                                           -----------------    ----------------
                                                  18,552,997         18,515,806
                                           -----------------   -----------------
                                                 $66,652,432        $47,997,028
                                          ==================   =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                 $12,890,304        $ 6,521,402
Accrued liabilities                                2,289,813          1,185,342
Accrued compensation                                 659,861            883,459
Current portion of long-term debt                    327,466            244,271
Income taxes payable                               3,591,544            647,263
                                            ----------------   -----------------
     Total current liabilities                    19,758,988          9,481,737

LONG-TERM DEBT, less current portion                 325,467            358,064

DEFERRED INCOME TAX LIABILITY                      3,486,279          3,107,649

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000
   shares authorized; 10,825,264 shares
   issued, 10,618,503 outstanding in 2004;
   10,624,864 shares issued, 10,418,103
   outstanding in 2003                                54,126             53,124
Additional paid-in capital                        13,450,857         12,681,169
Retained earnings                                 30,391,260         23,129,830
Common stock in treasury, at cost; 206,761
   in 2004 and 2003                                 (814,545)          (814,545)
                                             ---------------   -----------------
     Total shareholders' equity                   43,081,698          35,049,578
                                             ---------------   -----------------
                                                 $66,652,432         $47,997,028
                                             ===============   =================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)
--------------------------------------------------------------------------------
                            Three Months Ended              Six Months Ended
                                 June 30,                        June 30,
                     -------------  -------------    ------------   ------------
                         2004            2003              2004          2003
                     ------------   -------------    ------------   ------------
GROSS SALES           $58,002,967    $35,059,970      $96,743,894   $62,755,845

LESS:  Discounts,
     allowances and
     promotional
     payments          11,939,424      6,650,832       19,381,568    12,260,359
                     ------------    ------------     -----------   ------------
NET SALES              46,063,543     28,409,138       77,362,326    50,495,486

COST OF SALES          25,304,614     16,960,573       42,695,576    30,747,100
                     ------------    ------------     -----------   ------------
GROSS PROFIT           20,758,929     11,448,565       34,666,750    19,748,386

OPERATING EXPENSES:
Selling, general and
    administrative     12,335,494      8,100,030       22,578,732    15,292,217
Amortization of
    trademark license
    and trademarks         19,269         10,817           39,365        21,233
                     ------------    -----------      -----------    -----------
Total operating
    expenses           12,354,763      8,110,847       22,618,097    15,313,450
                     ------------    ------------     -----------    -----------
OPERATING INCOME        8,404,166      3,337,718       12,048,653     4,434,936

NET NONOPERATING
 EXPENSE                    8,434         14,723           19,048        47,954
                     ------------    ------------     ------------   -----------
INCOME BEFORE
 PROVISION FOR
 INCOME TAXES           8,395,732      3,322,995       12,029,605     4,386,982

PROVISION FOR
 INCOME TAXES           3,317,583      1,345,811        4,768,175     1,776,727
                      ------------   ------------     -----------   ------------
NET INCOME            $ 5,078,149    $ 1,977,184      $ 7,261,430   $ 2,610,255
                      ============   ============     ===========   ============

NET INCOME PER COMMON SHARE:
     Basic            $      0.48    $      0.19      $      0.69    $     0.26
                      ===========   ============      ===========    ===========
     Diluted          $      0.43    $      0.19      $      0.63    $     0.25
                      ===========   ============      ===========    ===========
NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic             10,520,680     10,253,203       10,477,725    10,221,700
                      ===========   ============      ===========    ===========
     Diluted           11,682,310     10,454,084       11,591,868    10,445,069
                      ===========   ============      ===========    ===========
          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)
                                                   2004                2003
                                               ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 7,261,430          $ 2,610,255
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Amortization of trademark license and
       trademarks                                   39,365               21,233
     Depreciation and other amortization           356,472              267,893
     (Gain)/Loss on disposal of property
       and equipment                                (4,869)              11,361
     Deferred income taxes                      (1,201,562)
     Effect on cash of changes in operating
       assets and liabilities:
         Accounts receivable                    (8,133,920)          (1,235,545)
         Inventories                            (1,970,525)          (1,486,020)
         Prepaid expenses and other current
           assets                                  (60,763)             402,055
         Accounts payable                        6,368,902            2,760,657
         Accrued liabilities                     1,104,471              104,291
         Accrued compensation                     (223,598)             (31,382)
         Income taxes payable/prepaid
           income taxes                          2,944,281              456,185
                                               -------------        ------------
           Net cash provided by
            operating activities                 6,479,684            3,880,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment               (703,283)            (872,698)
Proceeds from sale of property and equipment        15,850               19,788
Increase in trademark license and trademarks       (13,403)              (4,554)
Increase in deposits and other assets              (63,153)              23,334
                                               -------------       -------------
Net cash used in investing activities             (763,989)            (834,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt              (112,153)          (3,048,763)
Issuance of common stock                           770,690              218,244
                                                ------------       -------------
Net cash provided by (used in) financing
activities                                         658,537           (2,830,519)
                                                ------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS        6,374,232              216,334
CASH AND CASH EQUIVALENTS, beginning of year     1,098,785              537,920
                                                ------------       -------------
CASH AND CASH EQUIVALENTS, end of period       $ 7,473,017         $    754,254
                                               =============       =============

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                  $    16,968         $     55,014
                                               =============       =============
     Income taxes                              $ 3,025,457         $  1,320,542
                                               =============       =============

NON-CASH TRANSACTIONS

     During the six-months ended June 30, 2004, the Company entered into capital leases of $162,751 for the acquisition of promotional vehicles.

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

     The Company's financial statements included in Form 10-Q do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the six-months ended June 30, 2004 and 2003 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.


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

     Trademark License and Trademarks - Trademark license and trademarks represent the costs paid by the Company for exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks with a finite life (as discussed below) over 1 to 25 years. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, effective January 1, 2002, resulted in the elimination of amortization of indefinite life assets. The following provides additional information concerning the Company's trademark licenses and trademarks as of June 30, 2004 and December 31, 2003:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                            June 30,           December 31,
                                              2004                 2003
                                       -----------------    -------------------
Amortizing trademark licenses
and trademarks                          $  1,158,972           $  1,155,803
Accumulated amortization                    (185,582)              (146,218)
                                       -----------------    -------------------
                                             973,390              1,009,585
Non-amortizing trademark licenses
and trademarks                            17,294,352             17,284,119
                                       -----------------    -------------------
                                        $ 18,267,742           $ 18,293,704
                                       =================    ===================


     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 25 years (weighted average life of 19 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings over the period of expected benefit. Total amortization expense during the six-months ended June 30, 2004 and 2003 was $39,365 and $21,233, respectively. As of June 30, 2004, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ending December 31, 2009 is:

                    2004 - Remainder                    $32,763
                    2005                                 53,587
                    2006                                 53,587
                    2007                                 53,587
                    2008                                 53,438
                    2009                                 53,438

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against gross sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses amounted to $5.4 million and $4.0 million for the six-months ended June 30, 2004 and 2003, respectively. Advertising expenses are included in selling, general and administrative expenses with the exception of certain advertising expenses such as coupon redemptions which are accounted for as a reduction of gross sales. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $13.5 million and $7.5 million for the six-months ended June 30, 2004 and 2003, respectively and are included as a reduction of gross sales.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the six-months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:


                                                  Six Months Ended June 30,
                                                    2004             2003
                                                    ----             ----
Net income, as reported                      $   7,261,430        $   2,610,255
Less: Total stock based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax effects            150,953             109,266
                                            ---------------       --------------
Net income, pro forma                        $   7,110,477        $   2,500,899
                                            ===============       ==============

Net income per common share, as
     reported - Basic                        $        0.69        $        0.26
Net income per common share, as
     reported - Diluted                      $        0.63        $        0.25

Net income per common share, pro
    forma - Basic                            $        0.68        $        0.24
Net income per common share, pro
    forma - Diluted                          $        0.61        $        0.24

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
                                                    Risk-Free
           Dividend Yield   Expected Volatility   Interest Rate   Expected Lives
           --------------   -------------------   -------------   --------------
2004              0%                   38%             4.0%            8 years
2003              0%                   14%             3.5%            8 years

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

4.      INVENTORIES

Inventories consist of the following at:

                                                            December 31,
                                June 30, 2004                    2003
                              ----------------------      ----------------------
Raw Materials                  $   8,521,591                $  6,979,701
Finished Goods                    12,062,600                  11,900,304
                              ----------------------      ----------------------
                                  20,584,191                  18,880,005
Less inventory reserves             (969,880)                 (1,236,219)
                              ----------------------      ----------------------
                               $  19,614,311                $ 17,643,786
                              ======================      ======================

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:
                                                                   December 31,
                                       June 30, 2004                   2003
                                  -------------------          -----------------
Leasehold improvements            $         244,652            $        230,027
Furniture and office equipment            1,017,139                     881,741
Equipment                                 2,238,326                   2,481,917
Vehicles                                  1,950,020                   1,636,878
                                  ------------------           -----------------
                                          5,450,137                   5,230,563
Less accumulated depreciation
and amortization                         (2,148,274)                 (2,427,281)
                                  ------------------           -----------------
                                  $       3,301,863            $      2,803,282
                                  ==================           =================



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

     The initial term of the Monorail Agreement commenced on July 15, 2004 and will end on July 14, 2005. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and LVMC has the right, not withstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term.

     During 2003, in response to a cease and desist letter from the Coca-Cola Company and its subsidiary Odwalla, Inc. in which they complained of the use by the Company of the Monster trademark and name, the Company filed a complaint in the United States District Court for the Central District of California for a declaratory order and additional relief. During June 2004, the dispute was settled on terms which management believes affords the Company adequate protection for its Monster EnergyTM and its stylized "M"TM trademarks.

     During 2003 the Company filed a complaint in the United States District court for the Central District of California against Rockstar, Inc. and Rockstar Beverage Company for an injunction, damages and further relief based on false and unlawful claims and advertising by Rockstar and unfair competition. In April 2004 Rockstar filed a counterclaim in which Rockstar alleges trade dress infringement, interference with contract, unfair competition, defamation and trade libel. The Company believes that Rockstar's counterclaims are without merit. The complaint is proceeding.

     At the end of 2003 the Company was awarded exclusive three year contracts by the State of California Department of Health Services ("DHS") under the DHS's Woman, Infants and Children Supplement and Nutritional Program ("WIC") to supply 64-ounce shelf stable ready-to-drink ("RTD") 100% apple and 64-ounce shelf stable RTD 100% apple grape juices. The three year agreements have a one year extension option subject to agreement between the Company and the State of California DHS. The start dates of the contracts were July 12, 2004 and the Company is supplying juices pursuant thereto. Unsuccessful bidders formally protested the Company's awards of the WIC contracts for apple juice and apple grape juice. After hearings conducted by a Hearing Officer appointed by the California Department of General Services, the awards to the Company were upheld. Tree Top, Inc., the unsuccessful bidder for the apple juice contract, filed a petition for a writ of mandate in the California Superior Court requesting a temporary stay of implementation of the apple juice contract pending adjudication of its petition to set aside the award of the apple juice contract. Tree Top's application for a temporary stay and petition were both denied by the California Superior Court. Tree Top thereafter filed before the Court of Appeal of the State of California, Third Appellate District ("Court of Appeal"), two successive petitions to set aside the apple juice contract award and, with both petitions, requests for a temporary stay of implementation of the apple juice award pending adjudication of the petitions. Both petitions and related requests for stay were denied by the Court of Appeal. On June 21, 2004, Tree Top filed a notice of appeal of the Superior Court decision in the Court of Appeal. The appeal is pending, but management believes that it is unlikely to be decided by the Court of Appeal before 2006. The Company is currently performing, and intends to continue to perform, under the awarded contracts.

     The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation in the aggregate will not have a material adverse effect on the Company's financial position or results of operations.

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

Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the Company to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize the most significant accounting and reporting policies and practices of the Company:

     Trademark License and Trademarks - Trademark license and trademarks primarily represent the costs paid by the Company for exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark and the Junior Juice(r) trademark. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademark licenses and trademarks while continuing to amortize remaining trademark licenses and trademarks over one to 25 years.

     In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks annually for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated using the income approach. Based on our annual impairment analysis performed in the fourth quarter of 2003 and our analysis of the trademark license and trademarks for the quarter ended June 30, 2004, the estimated fair values of trademark license and trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of June 30, 2004.

     Management believes that the accounting estimate related to impairment of its long lived assets, including its trademark license and trademarks, is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management's assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

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

     During the second quarter of 2004, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

     We believe that one of the keys to success in the beverage industry is differentiation, such as making Hansen's(r) products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, and we will continue to reevaluate labels and graphics from time to time.

     We again achieved record sales in the second quarter of 2004. The increase in gross and net sales in the second quarter of 2004 was primarily attributable to increased sales by volume of our Monster EnergyTM drinks, which were introduced in April 2002, sales of our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, which were introduced in August 2003, and sales of our Lost(r) Energy drinks in 16-ounce cans, which were introduced in January 2004, as well as increased sales by volume of apple juice and Natural Sodas, in particular Diet Natural Sodas and sales of private label beverages. The increase in net sales was also attributable, to a lesser extent, to sales of our Deuce Energy drinks, a reduction in allowances to certain customers which resulted in increased net sales of Junior Juice(r) brand drinks, increased sales by volume of Energade(r) Energy sports drinks and juice blends. The increase in gross and net sales was partially offset by decreased sales by volume primarily of
Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging, smoothies in cans and bottles, Diet Red Energy drinks, teas, lemonades and juice cocktails and soy smoothies.

     Gross profit for the six months ended June 30, 2004, as a percentage of net sales, was 44.8% which was higher than the 39.1% gross profit percentage achieved in the six months ended June 30, 2003. The increase in gross profit percentage was primarily due to a change in the Company's product mix including the increase in certain product lines as described above and customer mix including an increase in sales to full service distributors.

     During the six months ended June 30, 2004, sales outside of California represented 55.2% of our aggregate sales, as compared to approximately 45.8% of our aggregate sales in the six months ended June 20, 2003. Sales to distributors outside the United States, during the six months ended June 30, 2004, amounted to $948,000 compared to $684,000 in the six months ended June 30, 2003, accounting for approximately 1% of our net sales for each quarter respectively.

     Our customers are typically retail grocery and specialty chains, club stores, mass merchandisers, convenience chains, full service beverage distributors and health food distributors. In the six months ended June 30, 2004, sales to retailers represented 20.3% of our revenues, sales to club stores and mass merchandisers represented 15.2% of our revenues, sales to full service distributors represented 49.6% of our revenues and sales to health food distributors represented 11.1% of our revenues.

     In the first quarter of 2004, we introduced a carbonated Lost(r) Energy drink in 16-ounce cans. The Lost(r) brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by the Company under exclusive license from Lost International LLC. During the second quarter of 2004, we introduced a private label sports drink that we developed for one of our customers.

     Sales of our dual-branded 100% juice line named "Juice Blast(r)", which was launched in conjunction with Costco and is sold through Costco stores, were lower in the second quarter of 2004 than in 2003 primarily due to the discontinuance of the product by certain Costco regions. We are continuing to work with those regions with a view to having the product reinstated in certain of such regions in the future.

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

     During the first six months of 2004, we entered into several new distribution agreements for the sale of our products. We intend to continue building our national sales force throughout the remainder of 2004 to support and grow the sales of our products.

     A chain grocery store strike in Southern California, which commenced during the last quarter of 2003, adversely affected sales of those of our products that are carried by the stores concerned. However, the drop in sales of such products was partially offset by increased sales of certain of those products that are carried by other retailers in Southern California not engaged in the strike. The strike ended in March 2004 and the grocery stores concerned are fully staffed and operational.

     At the end of 2003, we were awarded exclusive three year contracts by the State of California, Department of Health Services ("DHS") under the DHS's Women, Infant and Children Supplemental Nutrition Program ("WIC"), to supply 100% Apple juice and 100% Apple Grape juice in 64-ounce PET plastic bottles.
Unsuccessful bidders formally protested the Company's awards of the WIC contracts for apple juice and apple grape juice. After hearings conducted by a Hearing Officer appointed by the California Department of General Services, the awards to the Company were upheld. Tree Top, Inc., the unsuccessful bidder for the apple juice contract, filed a petition for a writ of mandate in the California Superior Court requesting a temporary stay of implementation of the apple juice contract pending adjudication of its petition to set aside the award of the apple juice contract. Tree Top's application for a temporary stay and petition were both denied by the California Superior Court. Tree Top thereafter filed before the Court of Appeal of the State of California, Third Appellate District ("Court of Appeal"), two successive petitions to set aside the apple juice contract award and, with both petitions, requests for a temporary stay of implementation of the apple juice award pending adjudication of the petitions. Both petitions and related requests for stay were denied by the Court of Appeal. On June 21, 2004, Tree Top filed a notice of appeal of the Superior Court decision in the Court of Appeal. The appeal is pending, but management believes that it is unlikely to be decided by the Court of Appeal before 2006. The Company is currently performing, and intends to continue to perform, under the awarded contracts.

     We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

     The following table sets forth key statistics for the three-months ended June 30, 2004 and 2003, respectively.
                                                                     Percentage
                                       Three-Months ended June 30,     Change
                                  -------------------------------- -------------
                                       2004            2003           04 vs. 03
                                  -------------    -------------    ------------
Gross sales                       $ 58,002,967     $ 35,059,970           65.4%
Less:  Discounts, allowances and    11,939,424        6,650,832           79.5%
 promotional payments             -------------    ------------     ------------
Net sales                           46,063,543       28,409,138           62.1%
Cost of sales                       25,304,614       16,960,573           49.2%
                                  -------------    ------------     ------------
Gross profit                        20,758,929       11,448,565           81.3%
Gross profit margin                      45.1%            40.3%

Selling, general and
 administrative                     12,335,494        8,100,030           52.3%
 expenses
Amortization of trademark
 license and trademarks                 19,269           10,817           78.1%

                                  --------------   -------------     -----------
Operating income                     8,404,166         3,337,718         151.8%
Operating income as a percent
  of net sales                           18.2%             11.7%

Net nonoperating expense                 8,434            14,723         (42.7%)
                                  --------------   -------------     -----------
Income before provision for
  income taxes                       8,395,732         3,322,995         152.7%

Provision for income taxes           3,317,583         1,345,811         146.5%
                                  -------------    -------------     -----------
Effective tax rate                       39.5%             40.5%

Net income                        $  5,078,149     $   1,977,184         156.8%
                                  =============    =============     ===========
Net income as a percent of
 net sales                               11.0%              7.0%

Net income per common share:
   Basic                          $      0.48      $       0.19          152.6%
   Diluted                        $      0.43      $       0.19          126.3%

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

     Gross Sales. For the three-months ended June 30, 2004, gross sales were $58.0 million, an increase of $22.9 million or 65.4% higher than the $35.1 million gross sales for the three-months ended June 30, 2003. The increase in gross sales for the three-months ended June 30, 2004 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products, as discussed in "Net Sales" below.

     Net Sales. For the three-months ended June 30, 2004, net sales were $46.1 million, an increase of $17.7 million or 62.1% higher than net sales of $28.4 million for the three-months ended June 30, 2003. The increase in net sales for the three-months ended June 30, 2004 was primarily attributable to increased sales by volume of our Monster EnergyTM drinks, which were introduced in April 2002, sales of our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, which were introduced in August 2003 and sales of our Lost(r) Energy drinks in 16-ounce cans, which were introduced in January 2004, as well as increased sales by volume of apple juice and Natural Sodas, in particular Diet Natural Sodas and sales of private label beverages. The increase in net sales was also attributable, to a lesser extent, to sales of our Deuce Energy drinks, a reduction in allowances to certain customers which resulted in increased net sales of Junior Juice(r) brand drinks, increased sales by volume of Energade(r) Energy sports drinks and juice blends. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging, smoothies in cans and bottles, Diet Red Energy drinks, teas, lemonades and juice cocktails and soy smoothies as well as an increase in total discounts, allowances and promotional payments.

     Gross Profit. Gross profit was $20.8 million for the three-months ended June 30, 2004, an increase of $9.3 million or 81.3% higher than the gross profit for the three-months ended June 30, 2003 of $11.4 million. Gross profit as a percentage of net sales, increased to 45.1% for the three-months ended June 30, 2004 from 40.3% for the three-months ended June 30, 2003. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Total Operating Expenses. Total operating expenses were $12.4 million for the three-months ended June 30, 2004, an increase of $4.2 million or 52.3% higher than total operating expenses of $8.1 million for the three-months ended June 30, 2003. Total operating expenses as a percentage of net sales decreased to 26.8% for the three-months ended June 30, 2004 as compared to 28.6% for the three-months ended June 30, 2003. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of selling, general and administrative expenses as a percentage of net sales.

     Selling expenses were $7.4 million for the three-months ended June 30, 2004, an increase of $2.6 million or 53.9% higher than selling expenses of $4.8 million for the three-months ended June 30, 2003. Selling expenses as a percentage of net sales for the three-months ended June 30, 2004 were 16.0% which was slightly lower than selling expenses as a percentage of net sales of 16.9% for the three-months ended June 30, 2003. The increase in selling expenses was primarily attributable to an increase in distribution expenses and increased expenditures for merchandise displays and point-of-sale materials, in-store demonstrations, trade development activities with distributors and increased commission and royalties. The increase in selling expenses was partially offset by decreased expenditures for certain advertising and other selling activities and graphic design. General and administrative expenses were $5.0 million for the three-months ended June 30, 2004, an increase of $1.7 million or 50.0% higher than general and administrative expenses of $3.3 million for the three-months ended June 30, 2003. General and administrative expenses as a percentage of net sales for the three-months ended June 30, 2004 were 10.8% which was lower than general and administrative expenses as a percentage of net sales of 11.6% for the three-months ended June 30, 2003. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for sales, marketing and administrative activities, fees for legal and accounting services including services related to the implementation and testing required by the Sarbanes-Oxley Act of 2002 and establishing and protecting trademarks.

     Operating Income. Operating income was $8.4 million for the three-months ended June 30, 2004, an increase of $5.1 million or 151.8% higher than operating income of $3.3 million for the three-months ended June 30, 2003. Operating income as a percentage of net sales increased to 18.2% for the three-months ended June 30, 2004 from 11.7% for the three-months ended June 30, 2003. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit and gross profit as a percentage of net sales achieved in the three months ended June 30, 2004 than the increase in operating expenses and the decrease in operating expenses as a percentage of net sales for the three months ended June 30, 2003.

     Net Nonoperating Expense. Net nonoperating expense was $8,000 for the three-months ended June 30, 2004, a decrease of $7,000 from net non-operating expense of $15,000 for the three-months ended June 30, 2003. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the three-months ended June 30, 2004 was $3.3 million as compared to provision for income taxes of $1.3 million for the comparable period in 2003. The effective combined federal and state tax rate for the three-months ended June 30, 2004 was 39.5%, which was lower than the effective tax rate of 40.5% for the three-months ended June 30, 2003 due to an increase in apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $5.1 million for the three-months ended June 30, 2004, an increase of $3.1 million or 156.8% higher than net income of $2.0 million for the three-months ended June 30, 2003. The increase in net income was attributable to the increase in gross profit of $9.3 million and decrease in nonoperating expense of $7,000 which was partially offset by the increase in operating expenses of $4.2 million and an increase in provision for income taxes of $2.0 million.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

     Gross Sales. For the six-months ended June 30, 2004, gross sales were $96.7 million, an increase of $34.0 million or 54.2% higher than the $62.8 million gross sales for the six-months ended June 30, 2003. The increase in gross sales for the six-months ended June 30, 2004 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products as discussed in "Net Sales" below.

     Net Sales. For the six-months ended June 30, 2004, net sales were $77.4 million, an increase of $26.9 million or 53.2% higher than net sales of $50.5 million for the six-months ended June 30, 2003. The increase in net sales for the six-months ended June 30, 2004 was primarily attributable to increased sales by volume of Monster EnergyTM drinks which were introduced in April 2002, sales of Lo-Carb Monster EnergyTM drinks, which were introduced in August 2003 and sales of our Lost(r) energy drinks in 16-ounce cans, which were introduced in January 2004 as well as increased sales by volume of Natural Sodas, in particular Diet Natural Sodas and sales of private label sports drinks which were introduced in March 2004. The increase in net sales was also attributable, to a lesser extent, to increased sales by volume of apple juice and juice blends, sales of our Deuce Energy drinks, sales of juice drinks in pouches which were introduced in July 2003, increased sales by volume of Energade(r) Energy sports drinks and reductions of allowances to certain customers which resulted in increased net sales prices of our Junior Juice(r) brand drinks. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging, Hansen's(r) energy and functional drinks in 8.3-ounce cans, smoothies in cans and bottles, Diet Red Energy drinks, teas, lemonades and juice cocktails and soy smoothies as well as an increase in total discounts, allowances and promotional payments.

     Gross Profit. Gross profit was $34.7 million for the six-months ended June 30, 2004, an increase of $14.9 million or 75.5% higher than the gross profit for the six-months ended June 30, 2003 of $19.7 million. Gross profit as a percentage of net sales, increased to 44.8% for the six-months ended June 30, 2004 from 39.1% for the six-months ended June 30, 2003. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Total Operating Expenses. Total operating expenses were $22.6 million for the six-months ended June 30, 2004, an increase of $7.3 million or 47.7% higher than total operating expenses of $15.3 million for the six-months ended June 30, 2003. Total operating expenses as a percentage of net sales decreased to 29.2% for the six-months ended June 30, 2004 as compared to 30.3% for the six-months ended June 30, 2003. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling expenses were $13.1 million for the six-months ended June 30, 2004, an increase of $4.2 million or 47.1% higher than selling expenses of $8.9 million for the six-months ended June 30, 2003. Selling expenses as a percentage of net sales for the six-months ended June 30, 2004 were 17.0% which was slightly lower than selling expenses as a percentage of net sales of 17.7% for the six-months ended June 30, 2003. The increase in selling expenses was primarily attributable to an increase in distribution expenses and increased expenditures for merchandise displays and point-of-sale materials, trade development activities with distributors, in-store demonstrations and sampling activities and increased commission and royalties. The increase in selling expenses was partially offset by decreased expenditures for certain advertising and other selling activities and graphic design. General and administrative expenses were $9.4 million for the six-months ended June 30, 2004, an increase of $3.1 million or 48.4% higher than general and administrative expenses of $6.4 million for the six-months ended June 30, 2003. General and administrative expenses as a percentage of net sales for the six-months ended June 30, 2004 were 12.2% which was slightly lower than general and administrative expenses as a percentage of net sales of 12.6% for the six-months ended June 30, 2003. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for sales, marketing and administrative activities, fees for legal and accounting services including services related to the implementation and testing required by the Sarbanes-Oxley Act of 2002 and services related to establishing and protecting trademarks, travel and entertainment costs as well as certain charitable contributions.

     Operating Income. Operating income was $12.0 million for the six-months ended June 30, 2004, an increase of $7.6 million or 171.7% higher than operating income of $4.4 million for the six-months ended June 30, 2003. Operating income as a percentage of net sales increased to 15.6% for the six-months ended June 30, 2004 from 8.8% for the six-months ended June 30, 2003. The increase in operating income and operating income as a percentage of net sales was attributable to a higher increase in gross profit and gross profit as a percentage of net sales achieved in the six months ended June 30, 2004 than the increase in operating expenses and the decrease in operating expenses as a percentage of net sales for the six months ended June 30, 2003.

     Net Nonoperating Expense. Net nonoperating expense was $19,000 for the six-months ended June 30, 2004, a decrease of $29,000 from net non-operating expense of $48,000 for the six-months ended June 30, 2003. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the six-months ended June 30, 2004 was $4.8 million as compared to provision for income taxes of $1.8 million for the comparable period in 2003. The effective combined federal and state tax rate for the six-months ended June 30, 2004 was 39.6%, which was lower than the effective tax rate of 40.5% for the six-months ended June 30, 2003 due to an increase in apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $7.3 million for the six-months ended June 30, 2004, an increase of $4.7 million or 178.2% higher than net income of $2.6 million for the six-months ended June 30, 2003. The increase in net income was attributable to the increase in gross profit of $14.9 million and decrease in nonoperating expense of $29,000 which was partially offset by the increase in operating expenses of $7.3 million and an increase in provision for income taxes of $3.0 million.

Liquidity and Capital Resources

     As at June 30, 2004, the Company had working capital of $25.0 million, as compared to working capital of $17.2 million as at December 31, 2003. The increase in working capital is primarily attributable to net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization, proceeds received from the issuance of common stock and borrowings on long-term debt and disposal of fixed assets. Such increase was partially offset by acquisition of property and equipment, increases in deposits and other assets, additions to trademark license and trademarks and repayment by the Company of a portion of the Company's long-term debt.

     Net cash provided by operating activities was $6.5 million for the six-months ended June 30, 2004 as compared to net cash provided by operating activities of $3.9 million in the comparable period in 2003. For the six-months ended June 30, 2004, cash provided by operating activities was attributable to net income earned after adjustments for the effect of certain expenses, primarily depreciation and other amortization, as well as increases in accounts payable, income taxes payable and accrued liabilities which was partially offset by increases in accounts receivable, inventories and other current assets and decreases in accrued compensation. The increase in accounts receivable was attributable primarily to increased sales to full service distributors who are not entitled to any discount for early payment. Such increase was also attributable, to a lesser extent, to increased sales during the period. Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, repayment of our line of credit and payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash and working capital funds.

     Net cash used in investing activities was $927,000 for the six-months ended June 30, 2004 as compared to net cash used in investing activities of $834,000 in the comparable period in 2003. In the six-months ended June 30, 2004, cash used in investing activities was primarily attributable to acquisitions of property and equipment and additions to trademark license and trademarks and an increase in deposits and other assets which was partially offset by proceeds from the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(r) brand, as well as the introduction of new product lines.

     Net cash provided by financing activities was $821,000 for the six-months ended June 30, 2004 as compared to net cash used in financing activities of $2.8 million for the comparable period in 2003. For the six-months ended June 30, 2004, cash provided by financing activities was primarily attributable to proceeds received from the issuance of common stock and borrowings on long-term debt which was partially offset by principal payments of long-term debt.

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $12.0 million under its line of credit, reducing to $6.0 million by September 2004. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on Comerica's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon the level of certain financial ratios of HBC from time to time. At June 30, 2004, HBC had no balances outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $7,800,000.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with its financial covenants at June 30, 2004.

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


                Long-Term
                  Debt &
              Capital Lease  Operating    Purchase       Other
               Obligations    Leases     Obligations   Commitments     Total
               -----------  ----------- ------------  ------------  ------------

2004-Remainder   $ 284,300   $ 712,132   $ 4,715,808    $ 500,000   $ 6,212,240
2005               275,950     970,359     6,175,267      500,000     7,921,576
2006               146,890   1,017,128     6,175,267                  7,339,285
2007                         1,030,218     1,460,000                  2,490,218
2008                           773,997                                  773,997
Thereafter                   1,199,730                                1,199,730
               -----------  ----------- ------------  ------------  ------------
                 $ 707,140  $5,703,564   $18,526,342   $1,000,000   $25,937,046
               ===========  =========== ============  ============  ============

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

                                                        (In Thousands)
                                                    Six-months ended June 30,
                                                         2004          2003
                                                     ----------     ---------

 Unit Case Volume / Case Sales                          12,973         9,570

 Net Sales                                            $ 77,362      $ 50,495

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

     At June 30, 2004, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended June 30, 2004, the net impact on the Company's pre-tax earnings would have been insignificant.

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

                                              HANSEN NATURAL CORPORATION
                                              Registrant


Date:   August 13, 2004                              /s/ RODNEY C. SACKS
                                                    ------------------------
                                                    Rodney C. Sacks
                                                    Chairman of the Board
                                                    of Directors and Chief
                                                    Executive Officer

Date:   August 13, 2004                             /s/ HILTON H. SCHLOSBERG
                                                    -------------------------
                                                    Hilton H. Schlosberg
                                                    Vice Chairman of the Board
                                                    of Directors, President
                                                    and Chief Financial Officer
                                       27