Form 10-Q
period 2004-09-30
HANSEN NATURAL CORP
filed 2004-11-15
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 2004 Commission file number 0-18761


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

                                  Yes X No ___


          The Registrant had 10,089,664 shares of common stock outstanding as of October 22, 2004.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 2004

                                      INDEX



                                                                        Page No.

Part I.      FINANCIAL INFORMATION

Item 1       Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 2004 and December 31, 2003 (Unaudited)              3

             Condensed Consolidated Statements of Income for the three- and
             nine-months ended September 30, 2004 and 2003 (Unaudited)         4

             Condensed Consolidated Statements of Cash Flows for the
             nine-months ended September 30, 2004 and 2003 (Unaudited)         5

             Notes to Condensed Consolidated Financial Statements              6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12

Item 3.      Qualitative and Quantitative Disclosures about Market Risk       27

Item 4.      Controls and Procedures                                          27


Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                28

Items 2-5.   Not Applicable

Item 6.      Exhibits and Reports on Form 8-K                                 28

             Signatures                                                       29

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (Unaudited)
--------------------------------------------------------------------------------

                                                                     September 30,      December 31,
                                                                         2004                2003
                                                                   -----------------   -----------------
                                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  17,279,468       $   1,098,785
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $1,756,854 in 2004 and
  $875,351 in 2003 and promotional allowances of
  $8,582,031 in 2004 and $4,666,770 in 2003)                             14,319,664           5,372,983
Inventories, net                                                         19,702,590          17,643,786
Prepaid expenses and other current assets                                   338,376             481,777
Deferred income tax asset                                                 3,634,732           2,080,609
                                                                   -----------------   -----------------
  Total current assets                                                   55,274,830          26,677,940

PROPERTY AND EQUIPMENT, net                                               3,378,968           2,803,282

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
  amortization of $204,861 in 2004 and $146,218 in 2003)                 18,262,629          18,293,704
Deposits and other assets                                                   323,445             222,102
                                                                   -----------------   -----------------
                                                                         18,586,074          18,515,806
                                                                   -----------------   -----------------
                                                                      $  77,239,872       $  47,997,028
                                                                   =================   =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  17,789,810       $   6,521,402
Accrued liabilities                                                       1,573,894           1,185,342
Accrued compensation                                                        993,411             883,459
Current portion of long-term debt                                           416,400             244,271
Income taxes payable                                                      2,932,392             647,263
                                                                   -----------------   -----------------
   Total current liabilities                                             23,705,907           9,481,737

LONG-TERM DEBT, less current portion                                        151,518             358,064

DEFERRED INCOME TAX LIABILITY                                             3,689,117           3,107,649

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized;
 11,088,664 shares issued, 10,881,903 outstanding in 2004;
 10,624,864 shares issued, 10,418,103 outstanding in 2003                    55,443              53,124
Additional paid-in capital                                               14,262,524          12,681,169
Retained earnings                                                        36,189,908          23,129,830
Common stock in treasury, at cost; 206,761 in 2004 and 2003                (814,545)           (814,545)
                                                                   -----------------   -----------------
  Total shareholders' equity                                             49,693,330          35,049,578
                                                                   -----------------   -----------------
                                                                      $  77,239,872       $  47,997,028
                                                                   =================   =================

     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)
--------------------------------------------------------------------------------

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,
                                      ------------------------------    --------------------------------
                                           2004            2003               2004            2003
                                      --------------  --------------    ---------------  ---------------

GROSS SALES                            $ 68,123,372    $ 42,613,935      $ 164,867,266    $ 105,369,780

LESS:  Discounts,
  allowances and
  promotional payments                   15,481,895       9,322,847         34,863,463       21,583,206
                                      --------------  --------------    ---------------  ---------------
NET SALES                                52,641,477      33,291,088        130,003,803       83,786,574

COST OF SALES                            28,832,269      20,004,236         71,527,845       50,751,336
                                      --------------  --------------    ---------------  ---------------
GROSS PROFIT                             23,809,208      13,286,852         58,475,958       33,035,238

OPERATING EXPENSES:
Selling, general and
   administrative                        13,865,099       9,743,117         36,443,831       25,035,334
                                      --------------  --------------    ---------------  ---------------
Amortization of trademark
  license and trademarks                     19,278          15,346             58,643           36,579
                                      --------------  --------------    ---------------  ---------------
  Total operating expenses               13,884,377       9,758,463         36,502,474       25,071,913
                                      --------------  --------------    ---------------  ---------------
OPERATING INCOME                          9,924,831       3,528,389         21,973,484        7,963,325

NET NONOPERATING
  EXPENSE                                     8,104           9,337             27,152           57,291
                                      --------------  --------------    ---------------  ---------------
INCOME BEFORE
  PROVISION FOR
  INCOME TAXES                            9,916,727       3,519,052         21,946,332        7,906,034

PROVISION FOR
  INCOME TAXES                            4,118,079       1,425,217          8,886,254        3,201,944
                                      --------------  --------------    ---------------  ---------------
NET INCOME                             $  5,798,648    $  2,093,835      $  13,060,078    $   4,704,090
                                      ==============  ==============    ===============  ===============


NET INCOME PER COMMON SHARE:
     Basic                             $       0.54    $       0.20      $        1.23    $        0.46
                                      ==============  ==============    ===============  ===============
     Diluted                           $       0.49    $       0.19      $        1.11    $        0.45
                                      ==============  ==============    ===============  ===============

NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                               10,816,157      10,253,818         10,591,359       10,233,182
                                      ==============  ==============    ===============  ===============
     Diluted                             11,842,804      10,755,822         11,736,047       10,534,573
                                      ==============  ==============    ===============  ===============

     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)
--------------------------------------------------------------------------------

                                                                  September 30,        September 30,
                                                                      2004                  2003
                                                               ------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 13,060,078           $ 4,704,090
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Amortization of trademark license and trademarks                        58,643                36,579
   Depreciation and other amortization                                    550,913               416,239
   Loss on disposal of property and equipment                               9,706                11,361
   Deferred income taxes                                                 (972,655)
   Provision for allowance for doubtful accounts                          216,722                23,657
   Effect on cash of changes in operating assets and liabilities:
      Accounts receivable                                              (9,163,403)           (4,230,311)
      Inventories                                                      (2,058,804)           (1,965,181)
      Prepaid expenses and other current assets                           143,401               327,261
      Accounts payable                                                 11,268,408             4,343,455
      Accrued liabilities                                                 388,553               463,727
      Accrued compensation                                                109,952               399,306
      Income taxes payable                                              2,285,129               386,440
                                                                ------------------   -------------------
         Net cash provided by operating activities                     15,896,643             4,916,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      (956,067)           (1,300,272)
Proceeds from sale of property and equipment                               24,698                19,788
Increase in trademark license and trademarks                              (27,568)             (437,118)
(Decrease)/increase in deposits and other assets                         (101,343)               49,287
                                                                ------------------   -------------------
         Net cash used in investing activities                         (1,060,280)           (1,668,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                     (239,354)           (3,212,076)
Issuance of common stock                                                1,583,674               401,824
                                                                ------------------   -------------------
         Net cash provided by (used in) financing activities            1,344,320            (2,810,252)

                                                                ------------------   -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              16,180,683               438,056
CASH AND CASH EQUIVALENTS, beginning of year                            1,098,785               537,920
                                                                ------------------   -------------------
CASH AND CASH EQUIVALENTS, end of period                             $ 17,279,468           $   975,976
                                                                ==================   ===================


SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
   Interest                                                          $     29,272           $    67,102
                                                                ==================   ===================
   Income taxes                                                      $  7,573,781           $ 2,815,504
                                                                ==================   ===================

NON-CASH TRANSACTIONS

     During the nine-months ended September 30, 2004, the Company entered into capital leases of $204,937 for the acquisition of promotional vehicles.


     See accompanying notes to condensed consolidated financial statements.

1.      BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2003, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"), and other disclosures, which should be read in conjunction with this report. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company.

     The Company's financial statements included in Form 10-Q have been prepared in accordance with GAAP and SEC rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the nine-months ended September 30, 2004 and 2003 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

     Trademark License and Trademarks - Trademark license and trademarks represent the costs paid by the Company for exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks with a finite life (as discussed below) over 1 to 25 years. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, effective January 1, 2002, resulted in the elimination of amortization of indefinite life assets. The following provides additional information concerning the Company's trademark licenses and trademarks as of September 30, 2004 and December 31, 2003:

                                                  September 30,     December 31,
                                                       2004             2003
                                                ---------------   --------------
Amortizing trademark licenses and trademarks      $  1,169,778      $ 1,155,803
Accumulated amortization                              (204,861)        (146,218)
                                                ---------------   --------------
                                                       964,917        1,009,585
Non-amortizing trademark licenses and trademarks    17,297,712       17,284,119
                                                ---------------   --------------
                                                  $ 18,262,629      $18,293,704
                                                ===============   ==============


     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 25 years (weighted average life of 23 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings over the period of expected benefit. Total amortization expense during the nine-months ended September 30, 2004 and 2003 was $58,643 and $36,579, respectively. As of September 30, 2004, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ending December 31, 2009 is:

                         2004 - Remainder      $14,431
                         2005                   55,284
                         2006                   55,284
                         2007                   55,284
                         2008                   55,136
                         2009                   55,136


     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership has passed. Management believes an adequate provision against gross sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses amounted to $9.0 million and $6.6 million for the nine-months ended September 30, 2004 and 2003, respectively. Advertising expenses are included in selling, general and administrative expenses with the exception of certain advertising expenses such as coupon redemptions which are accounted for as a reduction of gross sales. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. Such promotional allowances amounted to $25.8 million and $13.2 million for the nine-months ended September 30, 2004 and 2003, respectively and are included as a reduction of gross sales.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the nine-months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:


                                                 Nine Months Ended September 30,
                                                        2004            2003
                                                    ------------    ------------
Net income, as reported
                                                     $13,060,078     $ 4,704,090

Less: Total stock based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               252,132         164,297
                                                    ------------    ------------
Net income, pro forma                                $12,807,946     $ 4,539,793
                                                    ============    ============

Net income per common share, as reported - Basic     $      1.23     $      0.46
Net income per common share, as reported - Dilute    $      1.11     $      0.45

Net income per common share, pro forma - Basic       $      1.21     $      0.44
Net income per common share, pro forma - Diluted     $      1.09     $      0.43

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                  Risk-Free
       Dividend Yield    Expected Volatility    Interest Rate     Expected Lives
      ---------------    -------------------    -------------     --------------
2004         0%                  43%                 4.0%            8 years
2003         0%                  13%                 3.5%            8 years

3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidated requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE's or variable interest entities to which these interpretations apply, the Company adopted FIN46R in the firstquarter of 2004 and such adoption did not have a material impact on its financial statements.

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

4.      INVENTORIES

Inventories consist of the following at:
                                                 September 30,      December 31,
                                                     2004              2003
                                                --------------    --------------
Raw Materials                                    $  8,140,024      $  6,979,701
Finished Goods                                     12,389,980        11,900,304
                                                --------------    --------------
                                                   20,530,004        18,880,005
Less inventory reserves                              (827,414)       (1,236,219)
                                                --------------    --------------
                                                 $ 19,702,590      $ 17,643,786
                                                ==============    ==============

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:
                                                 September 30,      December 31,
                                                     2004              2003
                                                --------------    --------------
Leasehold improvements                            $   261,745       $   230,027
Furniture and office equipment                        963,737           881,741
Equipment                                           2,244,366         2,481,917
Vehicles                                            2,122,661         1,636,878
                                                --------------    --------------
                                                    5,592,509         5,230,563
Less accumulated depreciation and amortization     (2,213,541)       (2,427,281)
                                                --------------    --------------
                                                  $ 3,378,968       $ 2,803,282
                                                ==============    ==============

6. EARNINGS PER SHARE

     A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2004 and 2003 is presented below:

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                             ----------------------------   ----------------------------
                                                  2004          2003            2004            2003
                                             -------------  -------------   -------------  -------------
Weighted-average shares outstanding:
 Weighted-average shares outstanding -
  Basic                                        10,816,157     10,253,818      10,591,359     10,233,182
  Dilutive securities                           1,026,647        502,004       1,144,688        301,391
                                             -------------  -------------   -------------  -------------

 Weighted-average shares outstanding -
  Diluted                                      11,842,804     10,755,822      11,736,047     10,534,573
                                             =============  =============   =============  =============

     For the nine months ended September 30, 2003, options outstanding totaling 25,000 shares were excluded from the calculations, as their effect would have been antidilutive. For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004, no options outstanding were excluded from the calculations.

7. COMMITMENTS & CONTINGENCIES

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

     During 2003 the Company filed a complaint in the United States District court for the Central District of California against Rockstar, Inc. and Rockstar Beverage Company for an injunction, damages and further relief based on false and unlawful claims and advertising by Rockstar and unfair competition. In April 2004 Rockstar filed a counterclaim in which Rockstar alleges trade dress infringement, interference with contract, unfair competition, defamation and trade libel. During August 2004 the dispute was settled. Rock Star agreed to withdraw and/or amend many claims made by it on and in connection with its products. Further, all of Rock Star's counter-claims were dismissed and the Company released from all liability in connection therewith.

     At the end of 2003 the Company was awarded exclusive three year contracts by the State of California Department of Health Services ("DHS") under the DHS's Woman, Infants and Children Supplement and Nutritional Program ("WIC") to supply 64-ounce shelf stable ready-to-drink ("RTD") 100% apple and 64-ounce shelf stable RTD 100% apple grape juices. The three year agreements have a one year extension option subject to agreement between the Company and the State of California DHS. The start dates of the contracts were July 12, 2004 and the Company is supplying juices pursuant thereto. Unsuccessful bidders formally protested the Company's awards of the WIC contracts for apple juice and apple grape juice. After hearings conducted by a Hearing Officer appointed by the California Department of General Services, the awards to the Company were upheld. Tree Top, Inc., the unsuccessful bidder for the apple juice contract, filed a petition for a writ of mandate in the California Superior Court requesting a temporary stay of implementation of the apple juice contract pending adjudication of its petition to set aside the award of the apple juice contract. Tree Top's application for a temporary stay and petition were both denied by the California Superior Court. Tree Top thereafter filed before the Court of Appeal of the State of California, Third Appellate District ("Court of Appeal"), two successive petitions to set aside the apple juice contract award and, with both petitions, requests for a temporary stay of implementation of the apple juice award pending adjudication of the petitions. Both petitions and related requests for stay were denied by the Court of Appeal. On June 21, 2004, Tree Top filed a notice of appeal of the Superior Court decision in the Court of Appeal. In October 2004 the latest appeal filed by Tree Top was dismissed. Consequently, the validity of the apple juice contract to the Company ceased to be subject to legal challenge. The Company is currently performing under the awarded contracts.

     In September 2004 Barrington Capital Corporation through an alleged successor in interest, Sandburg Financial Corporation (both entities with whom the Company has never had any dealings) served a Notice of Motion ("Motion") on the Company and each of its subsidiaries as well as on a number of other unrelated entities and individuals. The Motion seeks to amend a default judgement granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgement debtors. The default judgement was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys' fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980's. Barrington Capital Corporation's/Sandburg Financial Corporation's claim is based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. The Motion is based on demonstrably false allegations, misstated legal propositions and lacks any substantial supporting evidence. The Company and its subsidiaries intend to vigorously oppose the Motion and believe that the Motion is without any merit.

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

     In accordance with SFAS No. 142, we evaluate our non-amortizing trademark license and trademarks annually for impairment. We measure impairment by the amount that the carrying value exceeds the estimated fair value of the trademark license and trademarks. The fair value is calculated using the income approach. Based on our annual impairment analysis performed in the fourth quarter of 2003 and our analysis of the trademark license and trademarks for the quarter ended September 30, 2004, the estimated fair values of trademark license and trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including identifiable amortizing intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of September 30, 2004.

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

     During the third quarter of 2004, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

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

     We again achieved record sales in the third quarter of 2004. The increase in gross and net sales in the third quarter of 2004 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which were introduced in April 2002, sales of our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, which were introduced in August 2003 and sales of our Lost(r) Energy drinks in 16-ounce cans, which were introduced in January 2004. The increase in net sales was also attributable to increased sales by volume of apple juice and juice blends, private label beverages and smoothies in cans. The increase in net sales was also attributable, to a lesser extent, to sales of our Deuce Energy drinks and sales of our juices in aseptic pouches which were introduced in July 2003. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen's(r) energy and functional drinks in 8.2-ounce cans, Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging, Natural Sodas, teas, lemonades and juice cocktails, Hansen's(r) E2O Energy Water and sparkling beverages as well as an increase in total discounts, allowances and promotional payments to support the overall increase in the level of sales.

     Gross profit for the nine months ended September 30, 2004, as a percentage of net sales, was 45.0% which was higher than the 39.4% gross profit percentage achieved in the nine months ended September 30, 2003. The increase in gross profit percentage was primarily due to a change in the Company's product mix including the increase in certain product lines as described above and customer mix including an increase in sales to full service distributors.

     During the nine months ended September 30, 2004, sales outside of California represented 55% of our aggregate sales, as compared to approximately 45% of our aggregate sales in the nine months ended September 30, 2003. Sales to distributors outside the United States, during the nine months ended September 30, 2004, amounted to $1.6 million compared to $1.0 million in the nine months ended September 30, 2003, accounting for approximately 1% of our net sales for each period respectively.

     Our customers are typically retail grocery and specialty chains, club stores, mass merchandisers, convenience chains, full service beverage distributors and health food distributors. In the nine months ended September 30, 2004, sales to retailers represented 21% of our revenues, sales to club stores and mass merchandisers represented 14% of our revenues, sales to full service distributors represented 51% of our revenues and sales to health food distributors represented 10% of our revenues.

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

     During October 2004 we introduced a new Monster Energy(tm) "Assault" energy drink in 16 oz. cans.

     Sales of our dual-branded 100% juice line named "Juice Blast(r)", which was launched in conjunction with Costco and is sold through Costco stores, were lower in the third quarter of 2004 than in 2003 primarily due to the discontinuance of the product by certain Costco regions. We are continuing to work with those regions with a view to having the product reinstated in certain of such regions in the future.

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(r) Natural Soda business. The Blue Sky(r) Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy drink in 8.3-ounce cans. During 2004, we continued to expand distribution of Blue Sky products into mainstream grocery chain stores throughout the country and introduced a new line of tea soda products in 12 oz. cans during the third quarter. We are planning to introduce additional new products under the Blue Sky(r) trademark later in the year and early in 2005.

     In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(r) beverage business. The Junior Juice(r) product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     During the first nine months of 2004, we entered into several new distribution agreements for the sale of our products. We intend to continue building our national sales force throughout the remainder of 2004 to support and grow the sales of our products.

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

     At the end of 2003, we were awarded exclusive three year contracts by the State of California, Department of Health Services ("DHS") under the DHS's Women, Infant and Children Supplemental Nutrition Program ("WIC"), to supply 100% Apple juice and 100% Apple Grape juice in 64-ounce PET plastic bottles.
Unsuccessful bidders formally protested the Company's awards of the WIC contracts for apple juice and apple grape juice. After hearings conducted by a Hearing Officer appointed by the California Department of General Services, the awards to the Company were upheld. Tree Top, Inc., the unsuccessful bidder for the apple juice contract, filed a petition for a writ of mandate in the California Superior Court requesting a temporary stay of implementation of the apple juice contract pending adjudication of its petition to set aside the award of the apple juice contract. Tree Top's application for a temporary stay and petition were both denied by the California Superior Court. Tree Top thereafter filed before the Court of Appeal of the State of California, Third Appellate District ("Court of Appeal"), two successive petitions to set aside the apple juice contract award and, with both petitions, requests for a temporary stay of implementation of the apple juice award pending adjudication of the petitions. Both petitions and related requests for stay were denied by the Court of Appeal. On June 21, 2004, Tree Top filed a notice of appeal of the Superior Court decision in the Court of Appeal. In October 2004 the latest appeal filed by Tree Top was dismissed. Consequently, the validity of the apple juice contract to the Company ceased to be subject to legal challenge. The Company is currently performing under the awarded contracts. We continue to incur expenditures in connection with the development and introduction of new products and flavors.


Results of Operations

     The following table sets forth key statistics for the three-months ended September 30, 2004 and 2003, respectively.

                                                                                           Percentage
                                                    Three-Months Ended September 30,         Change
                                                 ------------------------------------    ---------------
                                                       2004                2003             04 vs. 03
                                                 -----------------   -----------------   ---------------

Gross sales                                          $ 68,123,372        $ 42,613,935             59.9%
Less:  Discounts, allowances and
  promotional payments                                 15,481,895           9,322,847             66.1%
                                                 -----------------   -----------------   ---------------
Net sales                                              52,641,477          33,291,088             58.1%
Cost of sales                                          28,832,269          20,004,236             44.1%
                                                 -----------------   -----------------   ---------------
Gross profit                                           23,809,208          13,286,852             79.2%
Gross profit margin                                         45.2%               39.9%

Selling, general and administrative
   expenses                                            13,865,099           9,743,117             42.3%
Amortization of trademark license and
  trademarks                                               19,278              15,346             25.6%
                                                 -----------------   -----------------   ---------------
Operating income                                        9,924,831           3,528,389            181.3%
Operating income as a percent of net
  sales                                                     18.9%               10.6%

Net nonoperating expense                                    8,104               9,337           ( 13.2%)
                                                 -----------------   -----------------   ---------------
Income before provision for income
   taxes                                                9,916,727           3,519,052            181.8%

Provision for income taxes                              4,118,079           1,425,217            188.9%
                                                 -----------------   -----------------   ---------------
Effective tax rate                                          41.5%               40.5%

Net income                                            $ 5,798,648        $  2,093,835            176.9%
                                                 =================   =================   ===============
Net income as a percent of net sales                        11.0%                6.3%

Net income per common share:
 Basic                                                $      0.54        $       0.20            170.0%
 Diluted                                              $      0.49        $       0.19            157.9%



Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

     Gross Sales. For the three-months ended September 30, 2004, gross sales were $68.1 million, an increase of $25.5 million or 59.9% higher than the $42.6 million gross sales for the three-months ended September 30, 2003. The increase in gross sales for the three-months ended September 30, 2004 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products, as discussed in "Net Sales" below.

     Net Sales. For the three-months ended September 30, 2004, net sales were $52.6 million, an increase of $19.4 million or 58.1% higher than net sales of $33.3 million for the three-months ended September 30, 2003. The increase in net sales for the three-months ended September 30, 2004 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which were introduced in April 2002, sales of our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, which were introduced in August 2003 and sales of our Lost(r) Energy drinks in 16-ounce cans, which were introduced in January 2004. The increase in net sales was also attributable to increased sales by volume of apple juice and juice blends, private label beverages and smoothies in cans. The increase in net sales was also attributable, to a lesser extent, to sales of our Deuce Energy drinks and sales of our juices in aseptic pouches which were introduced in July 2003. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen's(r) energy and functional drinks in 8.2-ounce cans, Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging, Natural Sodas, teas, lemonades and juice cocktails, Hansen's(r) E2O Energy Water and sparkling beverages as well as an increase in total discounts, allowances and promotional payments to support the overall increase in the level of sales.

     Gross Profit. Gross profit was $23.8 million for the three-months ended September 30, 2004, an increase of $10.5 million or 79.2% higher than the gross profit for the three-months ended September 30, 2003 of $13.3 million. Gross profit as a percentage of net sales, increased to 45.2% for the three-months ended September 30, 2004 from 39.9% for the three-months ended September 30, 2003. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Total Operating Expenses. Total operating expenses were $13.9 million for the three-months ended September 30, 2004, an increase of $4.1 million or 42.3% higher than total operating expenses of $9.8 million for the three-months ended September 30, 2003. Total operating expenses as a percentage of net sales decreased to 26.4% for the three-months ended September 30, 2004 as compared to 29.3% for the three-months ended September 30, 2003. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of selling, general and administrative expenses as a percentage of net sales.

     Selling expenses were $8.7 million for the three-months ended September 30, 2004, an increase of $2.7 million or 43.9% higher than selling expenses of $6.0 million for the three-months ended September 30, 2003. Selling expenses as a percentage of net sales for the three-months ended September 30, 2004 were 16.5% which was lower than selling expenses as a percentage of net sales of 18.1% for the three-months ended September 30, 2003. The increase in selling expenses was primarily attributable to an increase in distribution and storage expenses of $982,000, increased expenditures for trade development activities with distributors of $433,000, merchandise displays, point of sale and premium materials of $573,000, increased advertising of $266,000 and other promotional activities of $334,000. General and administrative expenses were $5.2 million for the three-months ended September 30, 2004, an increase of $1.5 million or 39.6% higher than general and administrative expenses of $3.7 million for the three-months ended September 30, 2003. General and administrative expenses as a percentage of net sales for the three-months ended September 30, 2004 were 9.8% which was lower than general and administrative expenses as a percentage of net sales of 11.1% for the three-months ended September 30, 2003. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for sales, marketing and administrative activities of $609,000, fees for legal and accounting services including services related to the implementation and testing required by the Sarbanes-Oxley Act of 2002 of $301,000 as well as increased expenses of $106,000 incurred to maintain certain fixed assets. The decrease in general and administrative expenses as a percentage of net sales was attributable to general and administrative expenses increasing at a lower rate than net sales for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

     Operating Income. Operating income was $9.9 million for the three-months ended September 30, 2004, an increase of $6.4 million or 181.3% higher than operating income of $3.5 million for the three-months ended September 30, 2003. Operating income as a percentage of net sales increased to 18.9% for the three-months ended September 30, 2004 from 10.6% for the three-months ended September 30, 2003. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

     Net  Nonoperating  Expense.  Net  nonoperating  expense  was $8,000 for the three-months ended September 30, 2004, a decrease of $1,000 from net non-operating expense of $9,000 for the three-months ended September 30, 2003. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the three-months ended September 30, 2004 was $4.1 million as compared to provision for income taxes of $1.4 million for the comparable period in 2003. The effective combined federal and state tax rate for the three-months ended September 30, 2004 was 41.5%, which was higher than the effective tax rate of 40.5% for the three-months ended September 30, 2003 due to the increase in income before provision for income taxes, to a level which resulted in an increase in the effective federal tax rate, which was partially offset by a decrease in state taxes due to an apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $5.8 million for the three-months ended September 30, 2004, an increase of $3.7 million or 176.9% higher than net income of $2.1 million for the three-months ended September 30, 2003. The increase in net income was attributable to the increase in gross profit of $10.5 million and decrease in nonoperating expense of $1,000 which was partially offset by the increase in operating expenses of $4.1 million and an increase in provision for income taxes of $2.7 million.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     Gross Sales. For the nine-months ended September 30, 2004, gross sales were $164.9 million, an increase of $59.5 million or 56.5% higher than the $105.4 million gross sales for the nine-months ended September 30, 2003. The increase in gross sales for the nine-months ended September 30, 2004 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products as discussed in "Net Sales" below.

     Net Sales. For the nine-months ended September 30, 2004, net sales were $130.0 million, an increase of $46.2 million or 55.2% higher than net sales of $83.8 million for the nine-months ended September 30, 2003. The increase in net sales for the nine-months ended September 30, 2004 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of Monster EnergyTM drinks which were introduced in April 2002, sales of Lo-Carb Monster EnergyTM drinks, which were introduced in August 2003 and sales of our Lost(r) energy drinks in 16-ounce cans, which were introduced in January 2004. The increase in net sales was also attributable to increased sales by volume of apple juice and juice blends and Natural Sodas, in particular Diet Natural Sodas, and sales of private label beverages which were introduced in March 2004. The increase in net sales was also attributable, to a lesser extent, to increased sales by volume of our Deuce Energy drinks, smoothies in cans, Energade(r) Energy sports drinks, Junior Juice(r) brand drinks and sales of juice drinks in pouches which were introduced in July 2003. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging, Hansen's(r) energy and functional drinks in 8.3-ounce cans, teas, lemonades and juice cocktails, Diet Red Energy drinks, soy smoothies and smoothies in bottles, Hansen's(r) E2O Energy Water and sparkling beverages as well as an increase in total discounts, allowances and promotional payments to support the overall increase in the level of sales.

     Gross Profit. Gross profit was $58.5 million for the nine-months ended September 30, 2004, an increase of $25.4 million or 77.0% higher than the gross profit for the nine-months ended September 30, 2003 of $33.0 million. Gross profit as a percentage of net sales, increased to 45.0% for the nine-months ended September 30, 2004 from 39.4% for the nine-months ended September 30, 2003. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Total Operating Expenses. Total operating expenses were $36.5 million for the nine-months ended September 30, 2004, an increase of $11.4 million or 45.6% higher than total operating expenses of $25.1 million for the nine-months ended September 30, 2003. Total operating expenses as a percentage of net sales decreased to 28.1% for the nine-months ended September 30, 2004 as compared to 29.9% for the nine-months ended September 30, 2003. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.

     Selling expenses were $21.8 million for the nine-months ended September 30, 2004, an increase of $6.9 million or 45.8% higher than selling expenses of $15.0 million for the nine-months ended September 30, 2003. Selling expenses as a percentage of net sales for the nine-months ended September 30, 2004 were 16.8% which was slightly lower than selling expenses as a percentage of net sales of 17.9% for the nine-months ended September 30, 2003. The increase in selling expenses was primarily attributable to an increase in distribution and storage expenses of $2.7 million, increased expenditures for merchandise displays, point-of-sale and premium materials of $1.7 million, trade development activities with distributors of $1.1 million, sampling and in-store demonstrations of $723,000, and other promotional activities of $444,000. General and administrative expenses were $14.6 million for the nine-months ended September 30, 2004, an increase of $4.5 million or 45.2% higher than general and administrative expenses of $10.1 million for the nine-months ended September 30, 2003. General and administrative expenses as a percentage of net sales for the nine-months ended September 30, 2004 were 11.2% which was slightly lower than general and administrative expenses as a percentage of net sales of 12.0% for the nine-months ended September 30, 2003. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for sales, marketing and administrative activities of $2.1 million, fees for legal and accounting services including services related to the implementation and testing required by the Sarbanes-Oxley Act of 2002 and services related to establishing and protecting trademarks of $992,000, travel and entertainment expenses of $386,000 as well as $199,000 incurred to maintain certain fixed assets. The decrease in general and administrative expenses as a percentage of net sales was attributable to net sales increasing at a higher rate than general and administrative expenses for the nine-months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     Operating Income. Operating income was $22.0 million for the nine-months ended September 30, 2004, an increase of $14.0 million or 175.9% higher than operating income of $8.0 million for the nine-months ended September 30, 2003. Operating income as a percentage of net sales increased to 16.9% for the nine-months ended September 30, 2004 from 9.5% for the nine-months ended September 30, 2003. The increase in operating income and operating income as a percentage of net sales was attributable to a higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     Net Nonoperating Expense. Net nonoperating expense was $27,000 for the nine-months ended September 30, 2004, a decrease of $30,000 from net non-operating expense of $57,000 for the nine-months ended September 30, 2003. The decrease in net non-operating expense was primarily attributable to decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the nine-months ended September 30, 2004 was $8.9 million as compared to provision for income taxes of $3.2 million for the comparable period in 2003. The effective combined federal and state tax rate for the nine-months ended September 30, 2004 was 40.5%, which was comparable to the effective tax rate of 40.5% for the nine-months ended September 30, 2003.

     Net Income. Net income was $13.1 million for the nine-months ended September 30, 2004, an increase of $8.4 million or 177.6% higher than net income of $4.7 million for the nine-months ended September 30, 2003. The increase in net income was attributable to the increase in gross profit of $25.4 million and decrease in nonoperating expense of $30,000 which was partially offset by the increase in operating expenses of $11.4 million and an increase in provision for income taxes of $5.7 million.

Liquidity and Capital Resources

     As at September 30, 2004, the Company had working capital of $32.0 million, as compared to working capital of $17.2 million as at December 31, 2003. The increase in working capital is primarily attributable to net income earned after adjustment for certain noncash expenses, primarily depreciation and other amortization, (which was partially offset by deferred income tax expense) and proceeds received from the issuance of common stock. Such increase was partially offset by acquisition of property and equipment, repayment by the Company of a portion of the Company's long-term debt, increases in deposits and other assets and additions to trademark license and trademarks.

     Net cash provided by operating activities was $15.9 million for the nine-months ended September 30, 2004 as compared to net cash provided by operating activities of $4.9 million in the comparable period in 2003. For the nine-months ended September 30, 2004, cash provided by operating activities was attributable to net income earned after adjustments for the effect of certain expenses, primarily depreciation and other amortization and increase in deferred tax assets and liabilities, as well as increases in accounts payable, income taxes payable, accrued liabilities and accrued compensation and decreases in prepaid expenses and other current assets which was partially offset by increases in accounts receivable and inventories. The increase in accounts receivable was attributable primarily to increased sales during the period. Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, repayment of our line of credit and payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash and working capital funds.

     Net cash used in investing activities was $1.1 million for the nine-months ended September 30, 2004 as compared to net cash used in investing activities of $1.7 million in the comparable period in 2003. In the nine-months ended September 30, 2004, cash used in investing activities was primarily attributable to acquisitions of property and equipment, an increase in deposits and other assets and additions to trademark license and trademarks, which was partially offset by proceeds from the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(r) brand, as well as the introduction of new product lines.

     Net cash provided by financing activities was $1.3 million for the nine-months ended September 30, 2004 as compared to net cash used in financing activities of $2.8 million for the comparable period in 2003. For the nine-months ended September 30, 2004, cash provided by financing activities was primarily attributable to proceeds received from the issuance of common stock which was partially offset by principal payments of long-term debt. For the nine-months ended September 30, 2003, cash was used for principle payment of long-term debt which was partially offset by proceeds from the issuance of common stock.

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on Comerica's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon the level of certain financial ratios of HBC from time to time. At September 30, 2004, HBC had no balances outstanding under the credit facility and borrowing capacity available to the Company from Comerica under the credit facility was $6,000,000.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios and annual net income requirements. The line of credit contains provisions under which applicable interest rates will be adjusted in increments based on the achievement of certain financial ratios. The Company was in compliance with its financial ratios and annual net income requirements and obtained a waiver from Comerica with regards to its capital expenditure limitations at September 30, 2004.

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

     Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms. Other commitments represent our obligations under our agreement with the Las Vegas Monorail Company. See also "ITEM 1-NOTE 6, COMMITMENTS & CONTINGENCIES." The following represents a summary of the Company's contractual obligations and related scheduled maturities as of September 30, 2004:

                        Long-Term
                         Debt &
                      Capital Lease      Operating        Purchase           Other
                       Obligations        Leases         Obligations      Commitments         Total
                     ---------------  ---------------  ---------------  ---------------  ---------------

2004 - Remainder      $     114,844    $     240,230    $   3,794,715    $     250,000    $   4,399,789
2005                        304,735          970,359        7,275,654          500,000        9,050,748
2006                        148,339        1,017,128        6,175,267                         7,340,734
2007                                       1,030,218        1,460,000                         2,490,218
2008                                         773,997                                            773,997
Thereafter                                 1,199,730                                          1,199,730
                     ---------------  ---------------  ---------------  ---------------  ---------------
                      $     567,918    $   5,231,662    $  18,705,636    $     750,000    $  25,255,216
                     ===============  ===============  ===============  ===============  ===============


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


                                                        (In Thousands)
                                                 Nine-months ended September 30,
                                                      2004               2003
                                                  -----------        -----------
Unit Case Volume / Case Sales                          21,889             15,796

Net Sales                                           $ 130,004           $ 83,787


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

     At September 30, 2004, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended September 30, 2004, the net impact on the Company's pre-tax earnings would have been insignificant.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company. See NOTE 7 to the financial statements, "COMMITMENTS AND CONTINGENCIES."

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:  November 15, 2004                /s/ RODNEY C. SACKS
                                        ----------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:  November 15, 2004                /s/ HILTON H. SCHLOSBERG
                                        ----------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer