Form 10-K
period 2004-12-31
HANSEN NATURAL CORP
filed 2005-03-16
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
                                   (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

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

      Registrant's telephone number, including area code: (951) 739 - 6200

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
              Title of each class               on which registered
              -------------------               ---------------------
              Not Applicable                    Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                    Common Stock, $0.005 par value per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $317,035,186 computed by reference to the sale price for such stock on the NASDAQ Small-Cap Market on February 23, 2005.

     The number of shares of the Registrant's common stock, $0.005 par value per share (being the only class of common stock of the Registrant), outstanding on February 23, 2005 was 10,935,189 shares.

                           HANSEN NATURAL CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS



Item Number                                                     Page Number
-----------                                                     -----------
                                     PART I
                                     ------


1.  Business                                                             3
2.  Properties                                                          15
3.  Legal Proceedings                                                   15
4.  Submission of Matters to a Vote of Security Holders                 15

                                    PART II

5.  Market for the Registrant's Common Equity and Related
      Shareholder Matters                                               16
6.  Selected Consolidated Financial Data                                17
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               18

7a. Qualitative and Quantitative Disclosures about Market Risks         33
8.  Financial Statements and Supplementary Data                         33
9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                33
9a. Controls and Procedures                                             33

                                    PART III
                                    --------
10. Directors and Executive Officers of the Registrant                  35
11. Executive Compensation                                              38
12. Security Ownership of Certain Beneficial Owners and Management      42
13. Certain Relationships and Related Transactions                      44
14. Principal Accountant Fees and Services                              45

                                    PART IV
                                    -------

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K     46

Signatures                                                              47

                                     PART I

ITEM 1. BUSINESS

Overview

     Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Its principal place of business is at 1010 Railroad Street, Corona, California 92882 and its telephone number is (951) 739-6200. When this report uses the words "Hansen", "HBC", "the Company", "we", "us", and "our", these words refer to Hansen Natural Corporation and our subsidiaries other than Hard e Beverage Company ("HEB"), unless the context otherwise requires.

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

Industry Overview

     The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices, ready-to-drink iced coffees, energy drinks, sports drinks, soy drinks and single-serve still water (flavored and unflavored) with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. Sales in 2004 for the alternative beverage category of the market are estimated at approximately $16.3 billion at wholesale, representing a growth rate of approximately 10.7% over the revised estimated wholesale sales in 2003 of approximately $14.8 billion. (Source: Beverage Marketing Corporation).

Products

     We develop, market, sell and distribute "alternative" beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice and soy smoothies, "functional drinks", sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children's multi-vitamin juice drinks and non-carbonated lightly flavored energy waters under the Hansen's(r) brand name. We also market, sell and distribute energy drinks under the MonsterTM brand name. In addition, we market nutrition food bars under the Hansen's(r) brand name. We also market, sell and distribute, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters and energy drinks under the Blue Sky(r) brand name. Our fruit juices for toddlers are marketed under the Junior Juice(r) brand name.

     Natural Sodas. Hansen's natural sodas have been a leading natural soda brand in Southern California for the past 25 years. In 2004, according to Information Resources, Inc.'s Analyzer Reports for California, our natural sodas recorded the highest sales among comparable carbonated new age category beverages measured by unit volume in the California market. Our natural sodas are available in thirteen regular flavors consisting of mandarin lime, key lime, grapefruit, raspberry, creamy root beer, vanilla cola, cherry vanilla creme, orange mango, kiwi strawberry, tropical passion, black cherry, ginger ale and tangerine. In early 2001, we introduced a new line of diet sodas using Splenda(r) sweetener as the primary sweetener. We initially introduced this line in four flavors: peach, black cherry, tangerine lime, and kiwi strawberry and have since added two additional flavors, ginger ale and creamy root beer. Our natural sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup or, in the case of diet sodas, with Splenda(r) and Acesulfame-K. We package our natural sodas in 12-ounce aluminum cans. In 2002, we introduced a line of natural mixers in 8-ounce aluminum cans comprising club soda, tonic water and ginger ale.

     In January 1999, we introduced a premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. This line was marketed under the Hansen's(r) brand name, primarily through our distributor network, in six flavors. In early 2003 we repositioned this line into lower cost 12-ounce glass packaging to market our repositioned Signature Soda line at lower price points directly to our retail customers such as grocery chains, club stores, specialty retail chains and mass merchandisers and to the health food sector through specialty and health food distributors (collectively referred to as our "direct retail customers"). Signature Soda is available in 12-ounce glass bottles in five flavors: orange creme, vanilla creme, ginger beer, sarsaparilla and black cherry.

     In September 2000, we acquired the Blue Sky Natural Soda business from BSNBC. Our Blue Sky product line comprises natural sodas, premium sodas, organic natural sodas, seltzer water, energy drinks and tea sodas. Blue Sky(r) natural sodas are available in thirteen regular flavors consisting of lemon lime, grapefruit, cola, root beer, raspberry, cherry vanilla creme, truly orange, Jamaican ginger ale, black cherry, orange creme, Dr. Becker, grape and private reserve cream soda. We also offer a Blue Sky(r) product line, a premium line of natural sodas which contain supplements such as ginseng. This line is available in six flavors consisting of ginseng creme, ginseng cola, ginseng root beer, ginseng very berry creme, ginseng ginger ale, and ginseng cranberry-raspberry. During 1999, Blue Sky(r) introduced a line of organic natural sodas, which are available in six flavors consisting of prime lime cream, new century cola, orange divine, ginger gale, black cherry cherish, and root beer. We also market a seltzer water under the Blue Sky(r) label in three flavors: natural, lime and lemon. In 2002, we introduced a lightly carbonated Blue Sky(r) energy drink in an 8.3-ounce slim can. In 2004 we introduced a new line of Blue Sky natural tea sodas in four flavors consisting of Imperial Lime Green Tea, Peach Mist Green Tea, Pomegranate White Tea and Raspberry Red Tea. The Blue Sky(r) products contain no preservatives, sodium or caffeine (other than the energy drink) or artificial coloring and are made with high quality natural flavors. Blue Sky(r) natural sodas, seltzer waters and tea sodas are all packaged in 12-ounce aluminum cans and are marketed primarily to our direct retail customers.

     In 2001, we introduced a new line of sparkling lemonades (regular and pink) and orangeades in unique proprietary 1-liter glass bottles and towards the end of 2002, we introduced diet versions of our regular sparkling lemonades and orangeades, also in 1-liter glass bottles. The sparkling lemonades and orangeades contain real juice and pulp. In 2003, we extended this line into unique proprietary 12-ounce glass bottles in both regular and diet versions. This product line is marketed to our direct retail customers. The contract packer who produced these products on our behalf underwent a change of ownership and experienced production difficulties which adversely affected this product line. We expect to reevaluate this product line once production issues are resolved. Additionally, we are currently evaluating alternative packages for this line.

     Hansen's Energy Drinks. In 1997, we introduced a lightly carbonated citrus flavored Hansen's(r) energy drink. Our energy drink competes in the "functional" beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. We offer our energy drink in three versions: original citrus, tropical and wild berry. We also offer additional functional drinks including a ginger flavored d-stress(r) drink, an orange flavored b-well(tm) drink, a guarana berry flavored stamina(r) drink, a grape flavored power drink, and a berry flavored "slim-down" drink that contains no calories. Each of our energy and functional drinks contain different combinations of vitamins, minerals, nutrients, herbs and supplements ("supplements"). Our energy drinks and functional drinks are sold in 8.3-ounce cans and bottles. In 2004 we commenced to offer our Hansen's energy drink in 16-ounce cans as well. In 2001, we introduced Energade(r), a non-carbonated energy sports drink in 23.5-ounce cans in two flavors, citrus and orange, and subsequently introduced a third flavor, red rocker. We also introduced E2O Energy Water(r), a non-carbonated lightly flavored water, in 24-ounce blue polyethylene terephthalate ("P.E.T.") plastic bottles, in four flavors, tangerine, apple, berry and lemon. In 2002, we expanded our E2O Energy Water(r) line with four additional flavors in clear P.E.T. plastic bottles, mango melon, kiwi strawberry, grapefruit and green tea. Our Energade(r) and E2O Energy Water(r) drinks also contain different combinations and levels of supplements. At the end of 2002, we introduced a lightly carbonated diet energy drink in 8.3-ounce cans under the Hansen's(r) Diet Red brand name. Our Diet Red energy drink is sweetened with Splenda and Acesulfame-K. We market our energy, and Energade drinks through our full service distributor network. We market our E2O Energy Water(r) drinks in blue bottles to our direct retail customers. In 2003 we introduced a new carbonated energy drink under the Hansen's(r) Deuce brand name, in a 16-ounce can, but with a different flavor than our existing Hansen's(r) Energy drinks in 8.3-ounce cans.

     Monster EnergyTM Drinks. In 2002, we launched a new carbonated energy drink under the Monster EnergyTM brand name, in 16-ounce cans, which is almost double the size of our regular energy drinks in 8.3-ounce cans and the vast majority of competitive energy drinks currently on the market. Our Monster EnergyTM drink contains different types and levels of supplements than our Hansen's(r) energy drinks and is marketed through our full service distributor network. In 2003, we introduced a low carbohydrate ("Lo-Carb") version of our Monster EnergyTM energy drink. In 2004 we introduced 4-packs of our Monster Energy(tm) drinks including our Lo-Carb version thereof and, towards the end of 2004, we launched a new Monster Energy(tm) "Assault" (tm) energy drink in 16-ounce cans.

     Lost(r) Energy Drinks. In 2004, we launched a new carbonated energy drink under the Lost(r) brand name, in 16-ounce cans. The Lost(r) brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by us under exclusive license from Lost International LLC.

     Rumba(tm) Energy Juice. In December 2004, we launched a new non-carbonated energy juice under the Rumba(tm) brand name in 16 ounce cans. Rumba(tm) is a 100% juice product that targets male and female morning beverage consumers and is positioned as a substitute for coffee, caffeinated sodas and 100% orange or other juices.

     Juice  Products  and  Smoothies.  Our fruit  juice  product  line  includes
Hansen's(r) Natural Old Fashioned Apple Juice which is packaged in 64-ounce P.E.T. plastic bottles and 128-ounce polypropylene bottles and White Grape and Concord Grape and Pomegranate juice, and Apple Strawberry, Apple Grape and Apple Cranberry juice blends, in 64-ounce P.E.T. plastic bottles. These Hansen's(r) juice products contain 100% juice (except Apple Cranberry and Pomegranate which contain 27% juice) as well as Vitamin C. Certain of these products also contain added calcium. Hansen's(r) juice products compete in the shelf-stable juice category. In 2002, we extended our fruit juice and juice blend product line by introducing certain of these products in 10-ounce P.E.T. plastic bottles and in 2003 further extended our fruit juice product line by introducing a 100% Apple Juice in aseptic pouches in a 6.75-ounce size.

     In March 1995, we introduced a line of fruit juice smoothie drinks in 11.5-ounce aluminum cans. Certain flavors were subsequently offered in glass and P.E.T. plastic bottles. Hansen's fruit juice smoothies have a smooth texture that is thick but lighter than a nectar. Hansen's smoothies in 11.5-ounce aluminum cans contain approximately 35% juice while the juice levels of Hansen's smoothies in glass and P.E.T. plastic bottles is 25%. Our fruit juice smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E and represented Hansen's entry into what is commonly referred to as the "functional" beverage category. Hansen's(r) fruit juice smoothies are available in 15 flavors: strawberry banana, peach berry, mango pineapple, guava strawberry, pineapple coconut, apricot nectar, tropical passion, whipped orange, cranberry twist, as well as the blast line comprising Island Blast, Colada Blast, Power Berry Blast, Vita Blast and Banana Blast. In 2004, we repositioned our cranberry raspberry lite smoothie as part of our new lo-carb line of smoothies. Our lo-carb smoothie line currently consists of peach, mango and cran-raspberry flavors in 12-ounce cans.

     In 2001, we introduced a new line of soy smoothies in 32- and 11-ounce aseptic packaging in five flavors: berry splash, tropical breeze, orange dream, lemon chiffon and peach passion. The soy smoothies contain soy protein and fruit juices. During 2004 we discontinued all of our soy smoothies in 32-ounce asceptic packaging and four of the five flavors in 11-ounce aseptic packaging, leaving Berry Splash.

     Sparkling Apple Cider. In 2002, we introduced a Sparkling Cider 100% juice drink in a 1.5- liter Magnum glass bottle. However, due to reports of some bottles breaking we promptly voluntarily recalled the product in the fourth quarter of 2003. We are pursuing a claim against the third-party bottler for the costs and losses incurred by us. We will reevaluate relaunching this product once certain production issues are resolved and a suitable co-packer has been identified.

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

     In 1999, we introduced a line of specialty teas in 20-ounce glass bottles, which we named our "Gold Standard" line. We subsequently introduced two additional green tea flavors as well as two diet green flavors and six juice cocktails. We are discontinuing certain of the specialty teas and all of the juice cocktails but are continuing to market three regular green tea flavors and the diet peach green tea flavor. Our Gold Standard line contains supplements, but at lower levels than in our functional drinks. We continue to package our Gold Standard Line in unique 20-ounce glass bottles. We discontinued marketing green tea and original tea with lemon in 10.14-ounce aseptic packages.

     Juices for Children. In 1999, we introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packages. Each drink contains eleven essential vitamins and six essential minerals. Each line has three flavors. We introduce new flavors in place of existing flavors from time to time. One of these two lines is a dual-branded 100% juice line named "Juice Blast(r)" that was launched in conjunction with Costco Wholesale Corporation ("Costco") and is sold nationally through Costco stores. The other line was a 10% juice line named "Hansen's Natural Multi-Vitamin Juice Slam(r)" that was available to all of our customers. During 2000, we repositioned that line as a 100% juice line under the Juice Slam(r) name and are marketing that line to grocery store chain customers, the health food trade, and other customers. Both the Juice Blast(r) and Juice Slam(r) lines are marketed in 6.75-ounce aseptic packages.

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

     Nutrition Bars. In 2000, we introduced a line of nutrition food bars under the Hansen's(r) brand name. This line is made from grains and fruit. Sales of this product line are very limited.

     Hard e. In 2000, we introduced a malt-based drink under the name Hard e, which contains up to five-percent alcohol. The Hard e product is not marketed under the Hansen's(r) name. In 2004 we discontinued this line.

     Bottled Water. Our still water products were introduced in 1993 and are primarily sold in 0.5-liter plastic bottles to the food service trade.

Other Products

     We continue to evaluate and, where considered appropriate, introduce additional flavors and other types of beverages to complement our existing product lines. We will also evaluate, and may, where considered appropriate, introduce functional foods/snack foods that utilize similar channels of distribution and/or are complementary to our existing products and/or to which our brand names are able to add value.

Manufacture and Distribution

     We do not directly manufacture our products but instead outsource the manufacture to third party bottlers and contract packers.

     We purchase concentrates, juices, flavors, vitamins, minerals, nutrients, herbs, supplements, caps, labels, trays, boxes and other ingredients for our beverage products which are delivered to our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or high fructose corn syrup, or sucrose, or cane sugar or Splenda(r) brand sweetener, Acesulfame-K and/or citric acid or other ingredients and supplements for the manufacture and packaging of the finished products into approved containers. In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

     We are generally responsible for arranging for the purchase of and delivery to our third party bottlers and co-packers of the containers in which our beverage products are packaged.

     The ingredients for our nutrition food bars are purchased by our co-packers from various suppliers for manufacturing and packaging of the finished bars.

     All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and Canada under separate arrangements with each of such parties. The majority of our co-packaging arrangements are on a month-to-month basis. However, certain of our material co-packing arrangements are described below:

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

     (c) Our agreement with Seven-Up/RC Bottling Company of Southern California, Inc. ("Seven-Up") pursuant to which Seven-Up packages a portion of our MonsterTM and Lost(r) brand energy drinks and a portion of our Hansen's(r) natural sodas. This contract continues until March 2008 and is renewable annually thereafter. Upon termination prior to such time we are entitled to recover certain equipment we have purchased and installed at Seven-Up's facility.

     (d) Our agreement with Southeast Atlantic Beverage Corporation ("Southeast") pursuant to which Southeast packages a portion of our Monster Energy(tm) and Lost(r) brand energy drinks. This contract continues until July 2007 and is renewable annually thereafter.

     (e) Our agreement with City Brewing Company LLC ("City Brew") pursuant to which City Brew packages a portion of our Energade energy sports drinks. This contract continues until December 2006. Either party is entitled, at any time, to terminate the agreement on ninety (90) day's prior written notice to the other party.

     (f) Our agreement with Pri-Pak, Inc. ("Pri-Pak") pursuant to which Pri-Pak packages a portion of our energy drinks in 8.3 ounce cans. This contract continues indefinitely but may be terminated at any time by either party on ninety (90) day's prior written notice to the other.

     In many instances, equipment is purchased by us and installed at the facilities of our co-packers to enable them to produce certain of our products. In general, such equipment remains our property and is to be returned to us upon termination of the packing arrangements with such co-packers or is amortized over a pre-determined number of cases that are to be produced at the facilities concerned.

     We pack certain products outside of the West Coast region to enable us to produce products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside of California grow, we continue to secure additional packing arrangements closer to such markets to further reduce freight costs.

     Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, P.E.T./plastic bottles, cans, labels, flavors or supplement ingredients or certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. The supplier of sucralose has notified the Company that our purchases of sucralose during 2005 will be subject to volume limitations due to the demand for sucralose exceeding their production capacity. While we believe that we will be able to secure sufficient quantities of sucralose during 2005 to meet the demand for our products that contain sucralose, we are taking steps to reformulate those products that contain sucralose with alternative sweetener systems to avoid an interruption in supply of those products.

     Although our production arrangements are generally of short duration or are terminable upon request, we believe a short disruption or delay would not significantly affect our revenues since alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or, within a reasonably short time period. However, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our newer products, including Hansen's(r) brand energy drinks and functional drinks in 8.3-ounce and

16-ounce cans, Gold Standard line, aseptic juice products, Energade(r), sparkling apple cider in 1.5-liter magnum glass bottles, soy smoothies, MonsterTM and Lost(r) energy drinks in 16-ounce cans and sparkling lemonades and orangeade lines. There are also limited shrink sleeve labeling facilities available to us in the United States with adequate capacity for our E2O Energy Water(r). A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could affect our revenues. We continue to seek alternative and/or additional co-packing facilities in the United States or Canada with adequate capacity for the production of our various products to minimize the risk of any disruption in production.

     We have entered into distribution agreements for distribution in most states of Hansen's(r) brand energy drinks, Monster EnergyTM drinks, Lost(r) energy drinks, and Energade(r) energy sports drinks. Distribution levels vary from state to state and from product to product. Certain of our products are sold in Canada. We also sell a limited range of our products to distributors outside of the United States, including Mexico, Japan, Korea, the Caribbean, and Saudi Arabia.

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

     During 2004, we continued to expand distribution of our natural sodas and smoothies outside of California. We expanded our national sales force to support and grow sales, primarily of Hansen's(r) energy drinks, Monster EnergyTM drinks, Lost(r) energy drinks, and Energade(r) energy sports drinks and we intend to continue to build such sales force in 2005.

     Our Blue Sky(r) products are sold primarily to the health food trade, natural food chains and mainstream grocery store chains, through specialty health food distributors.

     We concluded exclusive contracts with the State of California ("State") Department of Health Services, Women, Infant and Children ("WIC") Supplemental Nutrition Branch ("DHS") to supply 100% apple juice and 100% blended juice, in 64-ounce P.E.T. plastic bottles. The contracts are each for a period of three years with a further one-year extension option to be mutually agreed between Hansen's and the State of California. We bid the lowest net cost per unit in terms of the wholesale price, less a rebate to the State. Formal written agreements were signed with the State in accordance with the bid process. The contracts commenced on July 12, 2004.

     Under the contracts Hansen's is the exclusive supplier for both Apple Juice and the blended juice category, a new WIC category, initially with our 100% Apple Grape Juice. The WIC contracts are expected to expand the distribution of Hansen's juices, resulting in increased exposure for the Hansen's brand. WIC-approved items are stocked by the grocery trade and by WIC-only stores. Products are purchased by WIC consumers with vouchers given by the DHS to qualified participants. The DHS estimates that Hansen's will be supplying 24.5 million units per year of 64 oz. apple juice and 5.4 million units per year of 64 oz. apple grape juice pursuant to these contracts. These estimates from the State, which we cannot independently verify or confirm, could result in an increase in net sales for the company of more than $20 million per annum. However, juices sold pursuant to these contracts will be at lower margins than those of the Company's traditional juice business. Initial volumes suggest that annual volumes are likely to be slightly lower than the DHS' estimates. However, during 2005, Apple Strawberry juice will become eligible for redemption under the WIC contracts.

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

Raw Materials and Suppliers

     The principal raw materials used by us comprise aluminum cans, glass bottles and P.E.T. plastic bottles as well as juices, high fructose corn syrup, sucrose and sucralose, the costs of which are subject to fluctuations. Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The price of P.E.T. plastic bottles and aluminum cans has increased over the past year. This will continue to exert pressure on our gross margins. We are uncertain whether the prices of those products will continue to rise in the future.

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

     With regard to fruit juice and juice-drink products, the industry is subject to variability of weather conditions, which may result in higher prices and/or lower consumer demand for juices.

     We purchase beverage flavors, concentrates, juices, supplements, high-fructose corn syrup, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients and nutrition food bars from independent suppliers located in the United States and abroad.

     Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. We have identified alternative suppliers of many of the supplements contained in many of our beverages. However, industry-wide shortages of certain fruits and fruit juices, and supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products.

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

     Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy and functional beverage categories as well as in the nutrition food bar categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

     Over the past four years we have experienced substantial competition from new entrants in the energy drink category. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements, Arizona and Fuse, have added supplements to their products with a view to marketing their products as "functional" or "energy" beverages or as having functional benefits. We believe that many of those products contain lower levels of supplements and principally deliver refreshment. In addition, many competitive products are positioned differently than our energy or functional drinks. Our smoothies and Gold Standard lines are positioned more closely against those products.

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

     Our energy drinks, including Hansen's(r) energy, Diet Red, Hansens(r) energy Deuce, Monster EnergyTM, Lost(r) Energy and Rumba(tm) Energy Juice in 8.3- and 16-ounce cans, compete directly with Red Bull, Adrenaline Rush, Amp, 180, KMX, Venom, Extreme Energy Shot, Rockstar, No Fear, Full Throttle, US energy, Red Devil, Lipovitan, MET-Rx, Hype, XTC, and many other brands and our other functional drinks compete directly with Elix, Lipovitan, MET-Rx, Think, and other brands.

     Our E2O Energy Water(r) and still water products compete directly with Vitamin Water, Reebok, Propel, Dasani, Aquafina, Fruit2O, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Dannon, and other brands of still water especially store brands.

     The nutrition food bar category is also highly competitive. Principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our nutrition food bars compete with products of other independent bar companies such as Power Bar, Balance Bar, Gatorade, Kashi, Cliff Bar, MET-Rx, and numerous other bars.

Sales and Marketing

     We focus on consumers who seek products that are perceived to be natural and healthy and emphasize the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in our beverages (other than our energy drinks) and the addition to most of our products, of one or more supplements. We reinforce this message in our product packaging. Our marketing strategy with respect to our nutrition food bars is similarly to focus on consumers who seek bars that are perceived to be natural and healthy. We emphasize the natural ingredients and the absence of preservatives.

     Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all our beverage and food products. We use our branded vehicles and other promotional vehicles at events at which we distribute our products to consumers for sampling. We utilize "push-pull" methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products including advertising, in store promotions and in store placement of point of sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as breast cancer research and SPCA's as well as extreme sports teams such as the Pro Circuit - Kawasaki Motocross team, extreme sports figures and sporting events such as the Energy Pro Pipeline Surfing competition, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motor cross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc. and also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and coupons are also used to promote the Hansen's(r) brand.

     Additionally, in 2003 we entered into a multi-year sponsorship agreement to advertise on the new Las Vegas Monorail ("Monorail Agreement") with the Las Vegas Monorail Company ("LVMC") which includes the right to vend our Monster EnergyTM drinks and natural sodas on all stations. The initial term of the Monorail Agreement commenced in July 2004. For technical reasons the Monorail did not operate for some months in 2004 but recommenced carrying passengers at the end of December 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, we have the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, not withstanding such election by us, to terminate the Monorail Agreement at the expiration of the then current term. Due to the interruption in operations of the Monorail, it is likely that the commencement date of the initial term will be extended.

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

     Where appropriate we partner with retailers to assist our marketing efforts. For example, while we retain responsibility for the marketing of the Juice Slam(r) line of children's multi-vitamin juice drinks, Costco has undertaken partial responsibility for the marketing of the Juice Blast(r) line.

     We  increased   expenditures  for  our  sales  and  marketing  programs  by approximately 75% in 2004 compared to 2003. As of December 31, 2004, we employed 217 employees in sales and marketing activities.

Customers

     Our customers are typically retail and specialty chains, club stores, mass merchandisers, convenience chains, food service and full service beverage distributors and health food distributors. In 2004, sales to retailers represented 35% of our revenues, sales to full service distributors represented 52% of our revenues, and sales to health food distributors represented 6% of our revenues.

     Our major customers include Costco, Trader Joe's, Sam's Club, Vons, Ralph's, Wal-Mart, Safeway and Albertson's. A decision by any major customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

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

     We own the Hansen's(r) trademark. This trademark is crucial to our business and is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. We own a number of other trademarks including, but not limited to, A New Kind a Buzz(r), Unleash the Beast(r), Hansen's energy(r), Blue Energy(r), Energade(r), Hansen's E2O Energy Water(r), Hansen's slim-down(r), Power Formula(r), THE REAL DEAL(r), LIQUIDFRUIT(r), Imported from Nature(r), California's Natural Choice(r), California's Choice(r), Medicine Man(r), Dyna Juice(r), Equator(r), Hansen's power(r), b*well(r), anti-ox(r), d-stress(r), stamina(r), Aqua Blast(r), Antioxjuice(r) Intellijuice(r), Defense(r), Immunejuice(r), Hansen's Natural Multi-Vitamin Juice Slam(r), Juice Blast(r) and Red Rocker(r) in the United States and the Hansen's(r) and "Smoothie(r)" trademarks in a number of countries around the world.

     We have applied to register a number of trademarks in the United States and elsewhere including, but not limited to, Monster EnergyTM, M (stylized) MonsterTM, M (stylized) Monster EnergyTM, M (stylized) TM, Assault(tm), Energy Pro(tm) and Rumba(tm).

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

     Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

     Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Employees

     As of December 31, 2004, we employed a total of 293 employees of which 205 were employed on a full-time basis. Of our 293 employees, we employ 76 in administrative and operational capacities and 217 persons in sales and marketing capacities. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Compliance with Environmental Laws

     In California, we are required to collect redemption values from our customers and to remit such redemption values to the State of California Department of Conservation based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states and Canada where Hansen's(r) products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective state agencies based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

Available Information

     Our Internet address is www.hansens.com. Information contained on our website is not part of this annual report on Form 10-K. Our annual report on Form 10-K and quarterly reports on Form 10-Q will be made available free of charge on www.hansens.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

                            Hansen Beverage Company
                              1010 Railroad Street
                                Corona, CA 92882
                                 (951) 739-6200
                                 (800) HANSENS

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

ITEM 3. LEGAL PROCEEDINGS

     In September 2004 Barrington Capital Corporation through an alleged successor in interest, Sandburg Financial Corporation (both entities with whom the Company has never had any dealings) served a Notice of Motion ("Motion") on the Company and each of its subsidiaries as well as on a number of other unrelated entities and individuals. The Motion seeks to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys' fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980's. Barrington Capital Corporation's/Sandburg Financial Corporation's claim is based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. The Motion is based on demonstrably false allegations, misstated legal propositions and lacks any substantial supporting evidence. The Company and its subsidiaries intend to vigorously oppose the Motion and believe that the Motion is without any merit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on November 5, 2004. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

                Director                         Votes For
                --------                         ---------
                Rodney C. Sacks                  9,196,568
                Hilton H. Schlosberg             9,183,521
                Benjamin M. Polk                 9,128,394
                Norman C. Epstein                9,952,134
                Harold C. Taber, Jr.             9,117,996
                Mark S. Vidergauz               10,008,409
                Sydney Selati                   10,006,957


     In addition, at the meeting our stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2004, by a vote of 10,054,675 for, 22,954 against and 3,937 abstaining.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
MATTERS

Principal Market

     The Company's Common Stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the NASDAQ Small-Cap Market under the symbol "HANS". As of February 24, 2005, there were 10,935,189 shares of the Company's Common Stock outstanding held by approximately 587 holders of record.

Stock Price and Dividend Information

     The following table sets forth high and low bid closing quotations of our Common Stock for the periods indicated:


                                         High                 Low
                                       ---------            --------
Year Ended December 31, 2003
----------------------------
First Quarter                          $  4.50              $  3.17
Second Quarter                         $  4.50              $  3.89
Third Quarter                          $  6.24              $  4.20
Fourth Quarter                         $  9.40              $  5.79

Year Ended December 31, 2004
----------------------------
First Quarter                          $ 14.43              $  7.92
Second Quarter                         $ 27.25              $ 13.51
Third Quarter                          $ 28.48              $ 18.14
Fourth Quarter                         $ 36.41              $ 23.09


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

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2004 with respect to shares of our common stock that may be issued under our equity compensation plans.

                                                            Number of securities
                   Number                                   remaining available
               of securities        Weighted-average        for future issuance
                to be issued        exercise price of           under equity
              upon exercise of         outstanding            compensation plans
             outstanding options,    options, warrants     (excluding securities
             warrants and rights       and rights       reflected in column (a))
Plan category      (a)                    (b)                       (c)
---------------------------------  -------------------  ------------------------
Equity
 compensation
 plans
 approved by
 stockholders      1,298,400              $ 6.09                  824,900

Equity
 compensation
 plans not
 approved by
 stockholders         -                      -                       -
            ---------------------  -------------------  ------------------------
Total              1,298,400              $ 6.09                  824,900
            =====================  ===================  ========================

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 2000 through 2004 and the balance sheet data as of December 31, for the years indicated, are derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with those financial statements and notes thereto, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of this Annual Report on Form 10-K.

(in thousands,
except per
share
information)       2004         2003         2002         2001         2000
--------------   --------     --------     --------     ---------    ---------
Gross Sales      $226,984     $138,454     $115,490     $99,693      $86,072
Net sales        $180,341     $110,352     $ 92,046     $80,658      $71,706
Net income       $ 20,387     $  5,930     $  3,029     $ 3,019      $ 3,915
Net income
 per common share
  Basic          $   1.91     $   0.58     $   0.30     $  0.30      $  0.39
  Diluted        $   1.73     $   0.55     $   0.29     $  0.29      $  0.38
Total assets     $ 82,022     $ 47,997     $ 40,464     $38,561      $38,958
Long-term debt   $    146     $    358     $  3,606     $ 5,851      $ 9,732

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

     This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

     * Our Business - a general description of our business; the value drivers of our business; and opportunities and risks;

     * Results of Operations - an analysis of our consolidated results of operations for the three years presented in our financial statements;

     * Liquidity and Capital Resources - an analysis of our cash flows, sources and uses of cash and contractual obligations;

     * Application of Critical Accounting Policies and Pronouncements - a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;

     * Sales - details of our sales measured on a quarterly basis in both dollars and cases;

     * Inflation - information about the impact that inflation may or may not have on our results;

     * Forward Looking Statements - cautionary information about forward looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the company's historical results or our current expectations or projections; and

     *    Market Risks - Information about market risks and risk management. See
          "Forward   Looking   Statements"  and  "ITEM  7A.  -  QUALITATIVE  AND
          QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS."

Our Business

        Overview

     We develop, market, sell and distribute, in the main, a wide range of branded beverages. The majority of our beverages fall within the growing "alternative" beverage category. The principal brand names under which our beverages are marketed are Hansen's(r), Monster Energy(tm), Blue Sky(r), Junior Juice(r), Lost(r) and Rumba(tm). We own all of our above-listed brand names other than Lost(r) which we produce, market, sell and distribute under an exclusive licensing arrangement with Lost International LLC.

     Our company principally generates revenues, income and cash flows by developing, producing, marketing, selling and distributing finished beverage products. We generally sell these products to retailers as well as distributors.

     We incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We focus on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors receive rebates, promotions, point of sale materials, merchandise displays and coolers. We also use in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, and sponsorship of, and endorsements from. selected public and extreme sports teams and figures and causes. Consumers receive coupons, discounts and promotional incentives. These marketing expenditures help to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brands. Greater distribution and availability, awareness and preference promotes long term growth.

     During 2004, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

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

     We again achieved record sales in 2004. The increase in gross and net sales in 2004 was primarily attributable to increased sales of our Monster Energy(r) drink, which was introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(r) drink which was introduced in 2003 and sales of Lost(r) energy drinks which were introduced at the beginning of 2004, as well as increased sales of apple juice and apple grape juice, private label beverages and our Energade(r) energy sports drinks. The increase in gross and net sales was partially offset by decreased sales primarily of energy drinks in 8.3-ounce cans, children's multi-vitamin juice drinks, and teas, lemonades and cocktails.

     During 2004, sales outside of California represented 56 % of our aggregate sales, as compared to approximately 47 % of our aggregate sales in 2003. Sales to distributors outside the United States during 2004 amounted to $2,282,000 compared to $1,612,000 in 2003.

     Our customers are typically retail and specialty chains, club stores, mass merchandisers, convenience chains, full service beverage distributors and health food distributors. In 2004, sales to retailers represented 35% of our revenues, sales to full service distributors represented 52% of our revenues and sales to health food distributors represented 6 % of our revenues.

     In 2004, we introduced a carbonated Lost(r) Energy drink in 16-ounce cans, a carbonated Monster Energy "Assault"(tm) drink in 16-ounce cans, a new line of Blue Sky natural tea sodas in 12-ounce cans, Hansen's Energy Drinks in 16-ounce cans, Rumba(tm) Energy Juice in 15.5-once cans and also introduced a new line of lo-carb smoothies in 11.5-ounce cans.

     Sales of our dual-branded 100% juice line named "Juice Blast(r)", which was launched in conjunction with Costco and is sold through Costco stores, were $2.0 million in 2004 as compared to $6.0 million in 2003, primarily due to lost distribution in certain regions. We have since managed to resecure distribution of such juice line in certain of those regions. We have, in conjunction with Costco, introduced new flavors in place of certain existing flavors and will continue to introduce new flavors in an effort to ensure that the variety pack remains fresh and different for consumers and retain and if possible increase current distribution levels.

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(r) Natural Soda business. The Blue Sky(r) Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy drink in 8.3-ounce cans and in 2004 introduced a new line of Blue Sky natural tea sodas in 12-ounce cans. We plan to introduce a new line of Blue Sky Lite natural sodas in 2005.

     In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(r) beverage business. The Junior Juice(r) product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     During 2004, we entered into several new distribution agreements for the sale of our products both within and outside the United States and substantially expanded our national sales force and marketing and support staff. As discussed under "ITEM 1 BUSINESS - MANUFACTURE and DISTRIBUTION", we anticipate that we will continue building our national sales force in 2005 as well as our marketing and support staff to support and grow the sales of our products.

     A chain grocery store strike in Southern California, which commenced during the last quarter of 2003 and terminated in the first quarter of 2004, adversely affected sales of those of our products that were carried by the stores concerned. However, the drop in sales of such products was partially offset by increased sales of certain of those products that are carried by other retailers in Southern California.

     In 2002, we introduced a Sparkling Cider 100% juice drink in a 1.5-liter Magnum glass bottle. However, due to limited reports of some bottles breaking in 2003, we promptly recalled the product. We are pursuing a claim for the costs and losses incurred by us. We will reevaluate relaunching this product once certain production issues are resolved to our satisfaction and a suitable co-packer has been identified.

     During 2004, we concluded exclusive contracts with the State of California, Department of Health Services Women, Infant and Children Supplemental Nutrition Branch, to supply 100% Apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004. See "ITEM 1 BUSINESS
- MANUFACTURE and DISTRIBUTION."

     We continue to incur expenditures in connection with the development and introduction of new products and flavors.

     Value Drivers of our Business

     We believe that the key value drivers of our business include the following:

     * Profitable Growth - We believe natural, better for you brands properly supported by marketing and innovation, targeted to a broad consumer base-drive profitable growth. We continue to broaden our family of brands. In particular, we are expanding and growing our specialty beverages and energy drinks to provide more alternatives to consumers. We are focused on maintaining or increasing profit margins. We believe that tailored brand, package, price and channel strategies help achieve profitable growth. We are implementing these strategies with a view to accelerating profitable growth.

     * Cost Management - The principal focus of cost management will continue to be on supplies and cost reduction. One key area of focus, for example, is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues. Another key area of focus is the reduction in inventory levels. However, due to the expansion in the number of our products as well as increased sales levels in 2004, overall inventory levels increased. Additionally, the costs of aluminum cans and PET plastic bottles which represent a large portion of our ingredient costs, increased in 2004 and could continue to rise during 2005.

     * Efficient Capital Structure - Our capital structure is intended to optimize our costs of capital. We believe our strong capital position, our ability to raise funds at low effective cost and overall low costs of borrowing provide a competitive advantage.

     We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented, will result in
(1) maintaining and improving our gross profit margin; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

     Gross and net operating revenues, gross profits, operating income, and net income and net income per share represent key measurements of the above value drivers. In 2004, gross operating revenues totaled $227.0 million, a 63.9% increase over 2003. Net operating revenues totaled $180.3 million, an increase of 63.4% over 2003. Gross profit totaled $83.5 million in 2004, a 90.7% increase from 2003. Operating income was $33.9 million compared to $9.8 million for 2003. Net income was $20.4 million as compared to $5.9 million for 2003. Net income per share (diluted) was $1.73 from $0.55 per diluted share in 2003. These measurements will continue to be a key management focus in 2005 and beyond. See also "Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003."

     In 2004, the Company had working capital of $41.6 million compared to $17.2 million as of December 31, 2003. In 2004, our net cash provided by operating activities was approximately $20.1 million, a 265.6% increase from 2003. Principal uses of cash flows are purchases of inventory, increases in accounts receivable and other assets, acquisition of property and equipment and trademark licenses and trademarks. Repayment of our debt and accounts payable are expected to be and remain our principal recurring use of cash and working capital funds. See also "--LIQUIDITY AND CAPITAL RESOURCES. "

     Opportunities, Challenges and Risks

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

     In addition, other key challenges and risks that could impact our company's future financial results include, but are not limited to:

     *    maintenance of our brand images and product quality;

     * profitable expansion and growth of our family of brands in the competitive market place (See also Item 1 "BUSINESS - COMPETITION and "SALES AND MARKETING");

     * restrictions on imports and sources of supply; duties or tariffs; changes in government regulations;

     *    protection  of  our  existing   intellectual   property  portfolio  of
          trademark licenses and trademarks and the continuous pursuit of new and innovative trademarks for our expanding product lines; and

     * limitations on available quantities of sucralose, a non-caloric sweetener that is used in many of our beverage products, during 2005, due to demand for such sweetener exceeding the supplier's production capacity

     *    the imposition of additional restrictions.

We believe that the following opportunities exist for us:

     * growth potential for non-alcoholic beverage categories including energy drinks, carbonated soft drinks, juices and juice drinks, sports drinks and water;

     * new product introductions intended to contribute to higher gross profits;

     *    premium packages intended to generate strong revenue growth;

     * significant package, pricing and channel opportunities to maximize profitable growth; and

     *    proper positioning to capture industry growth.

Results of Operations

                                                                                                       Percentage Change
                                                                                                    -------------------------
                                               2004                 2003                2002         04 vs. 03    03 vs. 02
                                        ------------------- -------------------- ------------------ ------------ ------------
Gross sales                                   $226,984,231         $138,454,345       $115,490,019        63.9%        19.9%
Less:  Discounts, allowances
   and promotional payments                     46,643,096           28,102,149         23,443,657        66.0%        19.9%
                                        ------------------- -------------------- ------------------ ------------ ------------
Net sales                                      180,341,135          110,352,196         92,046,362        63.4%        19.9%
Cost of sales                                   96,874,750           66,577,168         58,802,669        45.5%        13.2%
                                        ------------------- -------------------- ------------------ ------------ ------------
Gross profit                                    83,466,385           43,775,028         33,243,693        90.7%        31.7%
Gross profit margin                                  46.3%                39.7%              36.1%

Selling, general and                            49,507,137           33,887,045         27,896,202        46.1%        21.5%
   administrative expenses
Amortization of trademark
   license and trademarks                           73,046               61,888             54,558        18.0%        13.4%
                                        ------------------- -------------------- ------------------ ------------ ------------
Operating income                                33,886,202            9,826,095          5,292,933       244.9%        85.6%
Operating income as a percent
   of net sales                                      18.8%                 8.9%               5.8%

Net nonoperating (income) expense                  (51,995)              67,013            227,758      (177.6%)      (70.6%)
                                        ------------------- -------------------- ------------------ ------------ ------------
Income before provision for
   income taxes                                 33,938,197            9,759,082          5,065,175       247.8%        92.7%

Provision for income taxes                      13,551,393            3,828,678          2,035,980       253.9%        88.1%
                                        ------------------- -------------------- ------------------ ------------ ------------
Effective tax rate                                   39.9%                39.2%              40.2%

Net income                                    $ 20,386,804          $ 5,930,404        $ 3,029,195       243.8%        95.8%
                                        =================== ==================== ================== ============ ============
Net income as a percent of net
   sales                                             11.3%                 5.4%               3.3%

Net income per common share:
   Basic                                      $       1.91          $      0.58        $      0.30       229.3%        93.3%
   Diluted                                    $       1.73          $      0.55        $      0.29       214.5%        89.7%


     Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Gross Sales. For the year ended December 31, 2004, gross sales were $227.0 million, an increase of $88.5 million or 63.9% higher than gross sales of $138.5 million for the year ended December 31, 2003. The increase in gross sales is primarily attributable to increased sales of certain of our existing products and the introduction of new products as discussed below in "Net Sales."

     Net Sales. For the year ended December 31, 2004, net sales were $180.3 million, an increase of $70.0 million or 63.4% higher than net sales of $110.4 million for the year ended December 31, 2003. We again achieved record sales in 2004. The increase in gross and net sales in 2004 was primarily attributable to increased sales by volume of our Monster Energy(r) drink, which was introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(r) drink which was introduced in 2003 and sales by volume of Lost(r) energy drinks which were introduced at the beginning of 2004, as well as increased sales by volume of apple juice and apple grape juice, private label beverages and our Energade(r) energy sports drinks. Additionally, the increase in gross and net sales was attributable to the increased sales prices and reduced allowances of smoothies in cans and natural sodas. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansens energy drinks in 8.3-ounce cans, children's multi-vitamin juice drinks, and teas, lemonades and cocktails.

     Gross Profit. Gross profit was $83.5 million for the year ended December 31, 2004, an increase of $39.7 million or 90.7% over the $43.8 million gross profit for the year ended December 31, 2003. Gross profit as a percentage of net sales was 46.3% for the year ended December 31, 2004 which was higher than gross profit as a percentage of net sales of 39.7 % for the year ended December 31, 2003, due primarily to higher gross profit margins achieved on the increased sales of Monster Energy(r) and Lost(r) energy drinks. Although a greater percentage of our sales comprised products having higher gross margins than the prior year, the increase in profit margins was partially reduced by higher promotional payments and allowances to promote our products.

     Total Operating Expenses. Total operating expenses were $49.6 million for the year ended December 31, 2004, an increase of $15.6 million or 46.0% over total operating expenses of $33.9 million for the year ended December 31, 2003. Total operating expenses as a percentage of net sales decreased slightly to 27.5% for the year ended December 31, 2004, from 30.8% for the year ended December 31, 2003. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the comparatively lower increase in selling, general and administrative expenses than the increase in net sales.

     Selling, General and Administrative. Selling, general and administrative expenses were $49.5 million for the year ended December 31, 2004, an increase of $15.6 million or 46.1% over selling, general and administrative expenses of $33.9 million for the year ended December 31, 2003. Selling, general and administrative expenses as a percentage of net sales decreased to 27.5% for the year ended December 31, 2004 from 30.7% for the year ended December 31, 2003. Selling expenses were $29.2 million for the year ended December 31, 2004, an increase of $9.1 million or 45.5% over selling expenses of $20.1 million for the year ended December 31, 2003. Selling expenses as a percentage of net sales decreased to 16.2% for the year ended December 31, 2004 from 18.2% for the year ended December 31, 2003. The increase in selling expenses was primarily attributable to increased distribution (freight) and storage expenses which increased by $4.1 million, increased expenditures for trade development activities and cooperative arrangements with our customers and distributors, and royalties which increased by $2.4 million, and increased expenditures for merchandise displays, point-of-sale materials, and premiums, which increased by $2.0 million. General and administrative expenses were $20.3 million for the year ended December 31, 2004, an increase of $6.5 million or 47.0% over general and administrative expenses of $13.8 million for the year ended December 31, 2003. General and administrative expenses as a percentage of net sales decreased to 11.2% for the year ended December 31, 2004 from 12.5% for the year ended December 31, 2003. The increase in general and administrative expenses was primarily attributable to payroll expenses which increased by $3.3 million, professional services, consisting of legal, consulting and accounting services primarily related to the implementation and testing required by the Sarbanes-Oxley Act of 2002, and legal services related to protecting trademarks which increased by $1.5 million, and travel and entertainment expenses which increased by $622,000.

     Amortization of Trademark License and Trademarks. Amortization of trademark license and trademarks was $73,000 for the year ended December 31, 2004, an increase of $11,000 over amortization of trademark license and trademarks of $62,000 for the year ended December 31, 2003. The increase in amortization of trademark license and trademarks was due to the acquisition of trademarks during the year ended December 31, 2004.

     Operating Income. Operating income was $33.9 million for the year ended December 31, 2004, compared to $9.8 million for the year ended December 31, 2003. The $24.1 million increase in operating income was primarily attributable to increased gross profits, which was partially offset by increased operating expenses.

     Net Nonoperating Income/Expense. Net nonoperating income was $52,000 for the year ended December 31, 2004, as compared to net nonoperating expense of $67,000 for the year ended December 31, 2003. Net nonoperating income/expense consists of interest income and interest and financing expense. Interest and financing expense for the year ended December 31, 2004 was $42,000 as compared to $73,000 for the year ended December 31, 2003. The decrease in interest and financing expense was primarily attributable to the decrease in outstanding loan balances and lower interest rates. Interest income for the year ended December 31, 2004 was $94,000, as compared to interest income of $6,000 for the year ended December 31, 2003. The increase in interest income was primarily attributable to an increase in the cash investment in interest bearing accounts during the year ended December 31, 2004.

     Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2004 was $13.6 million which was an increase of $9.7 million as compared to the provision for income taxes of $3.8 million for the year ended December 31, 2003. The increase in provision for income taxes was primarily attributable to the increase in operating income. The effective combined federal and state tax rate for 2004 was 39.9%, which was higher than the effective tax rate of 39.2% for 2003 due to the increase in the statutory federal income tax rate applicable to the Company's pre-tax income.

     Net Income. Net income was $20.4 million for the year ended December 31, 2004, which was an increase of $14.5 million as compared to net income of $5.9 million for the year ended December 31, 2003. The increase in net income was primarily attributable to the $39.7 million increase in gross profit and decrease in nonoperating expense and increase in nonoperating income of $119,000 for the year ended December 31, 2004 which was partially offset by increased operating expenses of $15.6 million and an increase in the provision for income taxes of $9.7 million.

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

     Gross Profit. Gross profit was $43.8 million for the year ended December 31, 2003, an increase of $10.5 million or 31.7% over the $33.2 million gross profit for the year ended December 31, 2002. Gross profit as a percentage of net sales was 39.7% for the year ended December 31, 2003 which was slightly higher than gross profit as a percentage of net sales of 36.1% for the year ended December 31, 2002. The increase in gross profit was primarily attributable to increased net sales. Although a greater percentage of our sales comprised products having higher gross margins than the prior year, the increase in profit margins was partially reduced by higher promotional payments and allowances to promote our products.

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

     Selling, General and Administrative. Selling, general and administrative expenses were $33.9 million for the year ended December 31, 2003, an increase of $6.0 million or 21.5% over selling, general and administrative expenses of $27.9 million for the year ended December 31, 2002. Selling, general and administrative expenses as a percentage of net sales increased to 30.7% for the year ended December 31, 2003, from 30.3% for the year ended December 31, 2002. Selling expenses were $20.1 million for the year ended December 31, 2003, an increase of $4.0 million or 25.1% over selling expenses of $16.1 million for the year ended December 31, 2002. Selling expenses as a percentage of net sales increased to 18.2% for the year ended December 31, 2003, from 17.4% for the year ended December 31, 2002. The increase in selling expenses was primarily attributable to increased distribution (freight) and storage expenses, trade development activities including cooperative arrangements with our distributors, sponsorships and promotions, in-store demonstrations and merchandise displays which was partially offset by decreased expenditures for graphic design. In addition, we incurred expenses of approximately $267,000 during 2003 in connection with our sponsorship of the Las Vegas Monorail as part of our efforts to promote our Monster product line. General and administrative expenses were $13.8 million for the year ended December 31, 2003, an increase of $2.0 million or 16.6% over general and administrative expenses of $11.8 million for the year ended December 31, 2002. General and administrative expenses as a percentage of net sales were 12.5% for the year ended December 31, 2003 which was slightly lower than general and administrative expenses as a percentage of net sales of 12.9% for the year ended December 31, 2002. The increase in general and administrative expenses was primarily attributable to an increase in payroll costs as we expanded our headcount, as well as fees paid for legal and accounting services and increased travel and insurance expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales and the comparatively lower increase in payroll costs.

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

Liquidity and Capital Resources

     As of December 31, 2004, the Company had working capital of $41,639,000, compared to working capital of $17,196,000 as of December 31, 2003.

     Net cash provided by operating activities for the year ended December 31, 2004 was $20,051,000, compared to net cash provided by operating activities of $5,484,000 during 2003. The increase in cash provided by operating activities was primarily attributable to an increase in net income as well as, accounts payable, income taxes payable, accrued compensation and accrued liabilities which was partially offset by increases in accounts receivable and inventories as well as prepaid expenses. Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, and repayment of our line of credit and accounts payable are expected to remain our principal recurring use of cash and working capital funds.

     Net cash used in investing activities for the year ended December 31, 2004 was $1,471,000 as compared to net cash used in investment activities of $2,438,000 in 2003. The decrease in net cash used in investing activities was primarily attributable to decreased purchases of property and equipment and a decrease in expenditures for trademarks which was partially offset by an increase in deposits and other assets as well as decreased proceeds from the sale of property and equipment. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(r) brand, as well as the introduction of new product lines.

     Net cash provided by financing activities was $1,298,000 for the year ending December 31, 2004, as compared to net cash used in financing activities of $2,486,000 in 2003. The increase in net cash provided by financing activities as compared to the prior year was primarily attributable to increased proceeds from the issuance of common stock during 2004, which was partially offset by principal payments of long-term debt.

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC is dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to 6.0 million under its line of credit. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of HBC from time to time. At December 31, 2004, HBC had no balances outstanding under the credit facility.

     On March 1, 2005, the Company entered into an amendment of its credit facility with Comerica in terms of which HBC can borrow up to $7.8 million under its revolving line of credit. Under the amendment, the revolving line of credit remains in full force and effect through June 1, 2006. Interest on borrowings under the line of credit varies depending on a predetermined ratio of the Company's funded senior debt to Earnings Before Interest Taxes Depreciation and Amortization. The current rate of interest is prime minus 1.5% or the 30 day LIBOR rate plus 1.25%.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios. The Company was in compliance with its covenants at December 31, 2004

     If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to secured parties under the Uniform Commercial Code, institute legal proceedings to foreclose upon the lien and security interest granted or for the sale of any or all collateral.

     Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

     Other commitments represent our obligations under our agreement with the Las Vegas Monorail Company. See also "ITEM 1 - SALES AND MARKETING."

     The following represents a summary of the Company's contractual obligations and related scheduled maturities as of December 31, 2004:


                                 Long-Term
                                  Debt &
                               Capital Lease       Operating         Purchase            Other
                                Obligations         Leases         Obligations        Commitments          Total
                             ----------------- ---------------- ------------------ ----------------- ------------------

Year ending December 31:
2005                          $       437,366   $      980,473   $      8,332,590    $    1,042,000   $     10,792,429
2006                                  146,486        1,027,242          5,022,648                            6,196,376
2007                                                 1,040,332          4,380,000                            5,420,332
2008                                                   775,683                                                 775,683
2009                                                   685,560                                                 685,560
Thereafter                                             514,170                                                 514,170
                             ----------------- ---------------- ------------------ ----------------- ------------------
                              $       583,852   $    5,023,460   $     17,735,238    $    1,042,000   $     24,384,550
                             ================= ================ ================== ================= ==================


     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment through December 31, 2005.

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

     In accordance with SFAS No. 142, we evaluate our trademark license and trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. Based on management's annual impairment analysis performed for the fourth quarter of 2004, the estimated fair values of trademark license and trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. During 2004, management recognized an impairment to property and equipment as discussed in Note 3 of the attached financial statements.

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

     In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership and title has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. In addition, the Company supports its customers with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. In certain instances, a portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-9 which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. The Company presents advertising and promotional allowances in accordance with the provisions of EITF No. 01-9.

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

Newly Issued Accounting Pronouncements

     Information regarding newly issued accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2004, which note is incorporated herein by this reference.

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

     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company has not had sufficient experience with many of its newer product introductions and consequently has no knowledge of the trends which may occur with such products. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and soda concentrates and increased advertising and promotional expenses. See also "ITEM 1. BUSINESS - SEASONALITY."

Unit Case Volume / Case Sales (in Thousands)

                2004         2003         2002         2001         2000
             ---------    ---------    ---------    ---------    ---------
Quarter 1       5,368        4,219        3,597        3,091        2,451
Quarter 2       7,605        5,356        4,977        4,171        3,323
Quarter 3       8,916        6,221        5,146        4,271        3,157
Quarter 4       7,871        4,625        3,885        3,583        2,859
             ---------    ---------    ---------    ---------    ---------
Total          29,760       20,421       17,605       15,116       11,790
             =========    =========    =========    =========    =========

Net Revenues (in Thousands)

                2004         2003         2002         2001         2000
             ---------    ---------    ---------    ---------    ---------
Quarter 1    $ 31,299     $ 22,086     $ 18,592     $ 16,908     $ 14,236
Quarter 2      46,064       28,409       26,265       22,337       20,702
Quarter 3      52,641       33,291       26,985       23,011       20,434
Quarter 4      50,337       26,566       20,204       18,402       16,334
             ---------    ---------    ---------    ---------    ---------
Total        $180,341     $110,352     $ 92,046     $ 80,658     $ 71,706
             =========    =========    =========    =========    =========
Inflation

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non historical information, are forward looking statements within the meaning of the Act.

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

* Decreased demand for our products resulting from changes in consumer preferences;
* Changes in demand that are weather related, particularly in areas outside of California;
* Competitive products and pricing pressures and the Company's ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;
*    The introduction of new products;
*    An  inability  to achieve  volume  growth  through  product  and  packaging initiatives;
* Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company's products are marketed and/or labeled and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms, and/or Federal Trade Commission, and/or certain state regulatory agencies;
* Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
* The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
*    The Company's ability to penetrate new markets;
* The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
* Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
* The terms and/or availability of the Company's credit facility and the actions of its creditors;
* The effectiveness of the Company's advertising, marketing and promotional programs;
*    Changes in product category consumption;
*    Unforeseen economic and political changes;
*    Possible recalls of the Company's products; and
* The Company's ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water(r), Energade(r), Monster EnergyTM and Lost(r) energy drinks, RumbaTM energy juice, juices in 64-ounce PET plastic bottles and aseptic packaging, soy smoothies, sparkling orangeades and lemonades and apple cider in glass bottles and other products.

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

ITEM 7A.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) which the Company is exposed to are fluctuations in commodity prices affecting the cost of raw materials and changes in interest rates of the Company's long term debt and the limited availability of certain raw materials such as sucralose. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are also subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

     At December 31, 2004, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended December 31, 2003, the net impact on the Company's pre-tax earnings would have been insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be furnished in response to this Item 8 follows the signature page hereto at pages 51 through 69.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

     Management's Report on Internal Control Over Financial Reporting - Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2004. Based on the company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that the company's internal control over financial reporting was effective as of December 31, 2004.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Hansen Natural Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in Item 15(b) as of and for the years ended December 31, 2004 and 2003 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.


DELOITTE & TOUCHE LLP
Costa Mesa, California
March 14, 2005


PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is anticipated that the next annual meeting of stockholders will be held in October or November, 2005.

The members of our Board of Directors and our executive officers are as follows:

Name                          Age                       Position
------------------------    -------     ----------------------------------------
Rodney C. Sacks(1)            55        Chairman of the Board of Directors and
                                        Chief Executive Officer

Hilton H. Schlosberg(1)       52        Vice Chairman of the Board of
                                        Directors, Chief Financial Officer,
                                        Chief Operating Officer and
                                        Secretary

Benjamin M. Polk              53        Director

Norman C. Epstein(2),(3),(4)  64        Director

Sydney Selati(2)              66        Director

Harold C. Taber, Jr.(2),(4)   65        Director

Mark S. Vidergauz(3)          51        Director

Mark Hall                     49        Senior Vice President,
                                        Single-Serve Products, HBC

Michael B. Schott             56        Vice President, National Sales,
                                        Single-Serve Products, HBC

Kirk Blower                   54        Senior Vice President, Juice and
                                        Non-Carbonated Products, HBC

Thomas J. Kelly               50        Vice President - Finance and
                                        Secretary, HBC

1  Member of the Executive Committee of the  Board of Directors
2  Member of the Audit Committee of the Board of Directors
3  Member of the Compensation Committee of the Board of Directors
4  Member of the Nominating Committee of the Board of Directors

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

     Benjamin M. Polk - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Partner with Schulte Roth & Zabel LLP(1) since May 2004 and previously a partner with Winston & Strawn LLP where. Mr. Polk practiced law with that firm and its predecessors, from August 1976 to May 2004.

     Norman C. Epstein - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992 and member of the Nominating Committee of the Board of Directors of the Company since September 2004. Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997. Director of HBC since July 1992. Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998. Managing Director of Cheval Property Finance PLC, a mortgage finance company based in London, England. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

     Sydney Selati - Director of the Company and member of the Audit Committee of the Board of Directors since September 2004. Mr. Selati has been a director of Barbeques Galore Ltd. since July 1997 and Chairman of the Board of Directors of Galore USA since May 1988. Mr. Selati was president of Sussex Group Limited from 1984 to 1988.

     Harold C. Taber, Jr. - Director of the Company since July 1992. Member of the Audit Committee of the Board of Directors since April 2000 and member of the Nominating Committee of the Board of Directors of the Company since September 2004. President and Chief Executive Officer of HBC from July 1992 to June 1997. Consultant for The Joseph Company from October 1997 to March 1999 and for Costa Macaroni Manufacturing Company from July 2000 to January 2002. Director of Mentoring at Biola University from July 2002 to present.

     Mark S. Vidergauz - Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998. Member of the Audit Committee of the Board of Directors from April 2000 through May 2004. Managing Director and Chief Executive Officer of Sage Group LLC from April 2000 to present. Managing director at the Los Angeles office of ING Barings LLC, a diversified financial service institution headquartered in the Netherlands from April 1995 to April 2000.

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

     Thomas J. Kelly - Vice President - Finance and Secretary of HBC since 1992. Prior to joining HBC, Mr. Kelly served as controller for California Copackers Corporation. Mr. Kelly is a Certified Public Accountant and has worked in the beverage business for over 20 years.

(1) Mr. Polk and his law firm, Schulte Roth & Zabel LLP, serve as counsel to the Company.

Audit Committee and Audit Committee Financial Expert

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Epstein (Chairman), Taber and Selati. The Board of Directors has determined that Mr. Epstein is (1) an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and
(2) independent as defined by the listing standards of Nasdaq and Section 10A(m)(3) of the Exchange Act.

Nominating Committee

     The Board of Directors of the Company established a Nominating Committee in September 2004 consisting of Norman C. Epstein and Harold C. Taber Jr. and adopted a Nominating Committee Charter which is available on our website at www.hansens.com.

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

                            Hansen Beverage Company
                              1010 Railroad Street
                                Corona, CA 92882
                                 (951) 739-6200
                                 (800) HANSENS


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

     To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the year ended December 31, 2004, all
Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent stockholders were complied with, except for several Section 16(a) filings that were inadvertently filed late by various officers and directors during the year and, as reported in the annual report on Form 10-K for the year ended December 31, 2003, Form 5's in respect of option grants required to be filed by each of Rodney C. Sacks and Hilton H. Schlosberg were inadvertently filed late.

ITEM 11.        EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding the total remuneration earned and grants of options/ made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 2004. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the years December 31, 2002 through 2004.

                           SUMMARY COMPENSATION TABLE
================================================================================
                                                                    Long Term
                                 ANNUAL COMPENSATION               Compensation
--------------------------------------------------------------------------------
Name and                                                  Other       Securities
Principal                      Salary(1)    Bonus        Annual       underlying
Positions              Year       ($)      (2)($)     Compensation   Options (#)
--------------------------------------------------------------------------------
Rodney C. Sacks        2004     245,000    100,000      27,948(3)        -
Chairman, CEO          2003     225,833     35,000      19,333(3)     150,000
and Director           2002     225,504       -         10,331(3)     150,000
--------------------------------------------------------------------------------
Hilton H. Schlosberg   2004     245,000    100,000       9,671(3)        -
Vice-Chairman, CFO,    2003     225,833     35,000       7,753(3)     150,000
COO, President,        2002     225,504       -          7,753(3)     150,000
Secretary and
Director
--------------------------------------------------------------------------------
Mark J. Hall           2004     200,000    150,000       8,356(3)      60,000
Senior Vice President  2003     175,000     70,000       9,554(3)        -
Single Serve Products  2002     160,000     10,000       7,733(3)      20,000
--------------------------------------------------------------------------------
Michael Schott         2004     160,000     20,000      29,027(6)      32,000
Vice President         2003     140,000     50,000      24,572(4)        -
National Sales         2002      57,256     20,000       7,311(5)      72,000
Single Serve Products
--------------------------------------------------------------------------------
Thomas J. Kelly        2004     125,000     40,000       9,319(3)      25,000
Vice President         2003     115,000     15,000       6,937(3)        -
Finance                2002     110,000      7,000       7,847(3)      10,000
--------------------------------------------------------------------------------

1 SALARY - Pursuant to employment agreements, Messrs. Sacks and Schlosberg were entitled to an annual base salary of $245,000, $225,833, and $226,748 for 2004, 2003 and 2002 respectively.

2 BONUS - Payments made in 2005, 2004 and 2003 are for bonuses accrued in 2004, 2003 and 2002 respectively.

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

6 Includes $7,200 for auto reimbursement expense, $10,000 for housing expenses, $4,800 for travel expenses, and $7,027 for other miscellaneous perquisites.

               OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2004

============================================================================================ ===========================
                                                                                                Potential  realizable
                                                                                               value at assumed annual
                                                                                                rates of stock price
                                                                                               appreciation for option
                                     Individual  Grants                                               term(3)
-------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
                                Number of         Percent of
                               Securities       total Options      Exercise
                               underlying         granted to       or base
                             Options granted     employees in       price      Expiration        5%            10%
Name                               (#)              2004          ($/Share)       Date           ($)           ($)
-------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Rodney C. Sacks                     -                 -               -            -              -             -
-------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Hilton H. Schlosberg                -                 -               -            -              -             -
-------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Mark J. Hall                     60,000(1)          16.2%           $8.15       1/15/14       $307,530      $779,340
-------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Michael Schott                   32,000(2)           8.6%           $8.15       1/15/14       $164,016      $415,648
-------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------
Thomas J. Kelly                  25,000(1)           6.7%           $8.15       1/15/14       $128,137      $324,725
-------------------------- ------------------ ----------------- ------------ --------------- ------------ --------------

1 Options to purchase the Company's common stock become exercisable in equal annual increments over 5 years beginning January 15, 2005.

2 Options to purchase the Company's common stock become exercisable in equal annual increments over 4 years beginning January 15, 2005.

3 The 5% and 10% assumed annual rates of appreciation are provided in accordance with the rules and regulations of the SEC and do not represent our estimates or projections of our future Common Stock price growth.


               AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED
            DECEMBER 31, 2004 AND OPTION VALUES AT DECEMBER 31, 2004

=======================================================================================
                                                   Number of             Value of
                                                   underlying           unexercised
                                                  unexercised          in-the-money
                                                  Options at            options at
                                               December 31, 2004     December 31, 2004
                        Shares                        (#)                  ($)
                       acquired      Value    -----------------------------------------
                      on exercise   Realized      Exercisable/         Exercisable/
Name                     (#)          ($)        Unexercisable        Unexercisable
--------------------- ------------ ---------- -------------------- --------------------
Rodney C. Sacks          107,500    1,901,750  130,000/200,000(1)   4,182,300/6,492,400
--------------------- ------------ ---------- -------------------- --------------------
Hilton H. Schlosberg     107,500    1,901,750  130,000/200,000(1)   4,182,300/6,492,400
--------------------- ------------ ---------- -------------------- --------------------
Mark J. Hall               8,000      147,200        0/72,000(2)            0/2,089,680
-------------------- ------------- ---------- -------------------- --------------------
Michael Schott            24,000      565,320        0/80,000(3)            0/2,467,200
-------------------- ------------- ---------- -------------------- --------------------
Thomas J. Kelly           14,000      263,200        0/31,000(4)            0/  903,540
==================== ============= ========== ==================== ====================


1 Includes options to purchase 100,000 shares of common stock at $4.25 per share which are exercisable at December 31, 2004, granted pursuant to Stock Option Agreements dated February 2, 1999 between the Company and Messrs. Sacks and Schlosberg, respectively; options to purchase 80,000 shares of common stock at $3.57 per share of which none are exercisable at December 31, 2004, granted pursuant to Stock Option Agreements dated July 12, 2002 between the Company and Messrs. Sacks and Schlosberg, respectively; and options to purchase 150,000 shares of common stock at $4.20 per share of which 30,000 are exercisable at December 31, 2004 granted pursuant to Stock Option Agreements dated May 28, 2003 between the Company and Messrs. Sacks and Schlosberg, respectively.

2 Includes options to purchase 12,000 shares of common stock at $3.57 per share of which none are exercisable at December 31, 2004, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Hall; and options to purchase 60,000 shares of common stock at $8.15 per share of which none are exercisable at December 31, 2004, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company ant Mr. Hall.

3 Includes options to purchase 48,000 shares of common stock at $3.85 per share of which none are exercisable at December 31, 2004, granted pursuant to a Stock Option Agreement dated August 9, 2002 between the Company and Mr. Schott; and options to purchase 32,000 shares of common stock at $8.15 per share of which none are exercisable at December 31, 2004, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Schott.

4 Includes options to purchase 6,000 shares of common stock at $3.57 per share of which none are exercisable at December 31, 2004, granted pursuant to a stock Option Agreement dated July 12, 2002 between the Company and Mr. Kelly; and options to purchase 25,000 shares of common stock at $8.15 per share of which none are exercisable at December 31, 2004, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Kelly.

Performance Graph

     The following graph shows a five-year comparison of cumulative total returns:(1)

                           Total Shareholder Returns

                            ANNUAL RETURN PERCENTAGE

For the years ended December 31,

Company Name/Index               2000      2001      2002      2003      2004
----------------------        ---------  --------  --------  --------   --------
HANSEN NATURAL CORP            (10.14)     8.39      0.50     99.48    332.42
S&P SMALLCAP 600 INDEX          11.80      6.54    (14.63)    38.79     22.65
PEER GROUP                       8.06     82.83     17.06     41.59     (1.94)

                                 INDEX RETURNS
For the years ended December 31,

                        Base
                       Period
Company Name/Index      1999     2000      2001      2002      2003      2004
---------------------------------------  --------  --------  --------  ---------
HANSEN NATURAL CORP     100     89.86     97.39     97.88    195.25    844.29
S&P SMALLCAP 600 INDEX  100    111.80    119.11    101.68    141.13    173.09
PEER GROUP              100    108.06    197.56    231.26    327.44    321.08


1 Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 1999. The Company's self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc., Cott Corporation, Northland Cranberries and Jones Soda Co. All of the companies in the peer group traded during the entire five-year period with the exception of Triarc Companies, Inc., which sold their beverage business in October 2000, Jones Soda Co., which started trading in August 2000, and Northland Cranberries, which began trading November 2001.

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

Directors' Compensation

     In 2004, outside directors were entitled to an annual fee of $10,000 plus $1,000 for each meeting of the Board of Directors attended. Outside directors were also entitled to $500 for each committee meeting attended in person and $250 for each committee meeting attended by telephone.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Compensation Committee is composed of Mr. Epstein and Mr. Vidergauz. No interlocking relationships exist between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.

Employee Stock Option Plans

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

(a) The following table sets forth information, as of February 23, 2005, in respect of the only persons known to the Company who beneficially own more than 5% of the outstanding common stock of the Company:

                                                       Amount
                                                    and Nature of
Title              Name and Address                   Beneficial       Percent
Of Class         of Beneficial Owner                   Ownership       of Class
--------------------------------------------------------------------------------
Common Stock   Brandon Limited Partnership No. 1(1)     297,822         2.6%
               Brandon Limited Partnership No. 2(2)   1,591,667        14.1%
               Rodney C. Sacks (3)                    2,514,489(4)     22.3%
               Hilton H. Schlosberg (5)               2,475,586(6)     21.9%
               Kevin  Douglas, Douglas Family Trust
               and James Douglas and Jean Douglas
               Irrevocable Descendants' Trust(7)      1,078,561(8)      9.5%
               Fidelity Low Priced Stock Fund (9)     1,008,875         8.9%

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

3 The mailing address of Mr. Sacks is 1010 Railroad Street, Corona, California 92882.

4 Includes 495,000 shares of common stock owned by Mr. Sacks; 297,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 1,591,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks; and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 495,000 shares of common stock; (ii) the 130,000 shares presently exercisable under Stock Option Agreements; and
     (iii) 65,046 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children.

5 The mailing address of Mr. Schlosberg is 1010 Railroad Street, Corona, California 92882.

6 Includes 456,097 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are jointly owned by Mr. Schlosberg and his wife, 297,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 1,591,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 456,097 shares of common stock, (ii) the 130,000 shares presently exercisable under Stock Option Agreements; and (iii) 69,411 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children.

7 The mailing address of this reporting person is 1101 Fifth Avenue, Suite 360, San Rafael, California 94901.

8    Includes  414,786  shares  of  common  stock  owned by Kevin  and  Michelle
     Douglas; 311,499 shares of common stock owned by James Douglas and Jean Douglas Irrevocable Descendants' Trust; 329,056 shares of common stock owned by Douglas Family Trust; and 23,220 shares of common stock owned by James E. Douglas III. Kevin Douglas, James E. Douglas, Douglas Family Trust and James Douglas and Jean Douglas Irrevocable Descendants' Trust are deemed members of a group that shares voting and dispositive power over the shares.

9 The mailing address of this reporting person is 82 Devonshire Street, Boston, Massachusetts, 02109.


(b) The following table sets forth information as to the beneficial ownership of shares of common stock, as of February 23, 2005, held by persons who are directors of the Company and certain executive officers, naming them, and as to directors and all executive officers of the Company as a group, without naming them:

Title of Class    Name                    Amount Owned     Percent of Class
---------------------------------------------------------------------------
Common Stock      Rodney C. Sacks         2,514,489(1)      22.3%
                  Hilton H. Schlosberg    2,475,586(2)      21.9%
                  Mark J. Hall               42,000(3)         *%
                  Michael Schott             26,384(4)         *%
                  Thomas J. Kelly             5,000(5)         *%
                  Harold C. Taber, Jr.         -
                  Mark S. Vidergauz            -
                  Sydney Selati                -
                  Benjamin M. Polk             -
                  Norman C. Epstein            -


Executive Officers and Directors as a group: 11 members; 3,188,271 shares or 28.2% in aggregate(6).

*Less than 1%

1 Includes 495,000 shares of common stock owned by Mr. Sacks; 297,822 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1's general partners; and 1,591,667 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2's general partners. Also includes options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks; and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Sacks.

     Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 495,000 shares of common stock; (ii) the 130,000 shares presently exercisable under Stock Option Agreements; and
     (iii) 65,046 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Sacks, his children, a limited partnership of which Mr. Sacks is the general partner and his children and he are the limited partners, and a trust for the benefit of his children;

2 Includes 456,097 shares of common stock owned by Mr. Schlosberg, of which 2,000 shares are owned jointly by Mr. Schlosberg and his wife; 297,822 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1's general partners; and 1,591,667 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2's general partners. Also includes options to purchase 100,000 shares of common stock exercisable at $4.25 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg; options presently exercisable to purchase 30,000 shares of common stock, out of and options presently exercisable to purchase 30,000 shares of common stock, out of options to purchase a total of 150,000 shares, exercisable at $4.20 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Schlosberg.

     Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 456,097 shares of common stock, (ii) the 130,000 shares presently exercisable under Stock Option Agreements; and (iii) 69,411 shares held by Brandon No. 1 allocable to the limited partnership interests in Brandon No. 1 held by Mr. Schlosberg and his children.

3 Includes 27,000 shares of common stock owned by Mr. Hall and options presently exercisable to purchase 12,000 shares of common stock, out of options to purchase a total of 60,000 shares, exercisable at $8.15 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Hall; and options presently exercisable to purchase 3,000 shares of common stock out of options to purchase a total of 15,000 shares of common stock exercisable at $8.15 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mrs. Hall.

4 Includes 22,384 shares of common stock owned by Mr. Schott and options presently exercisable to purchase 4,000 shares of common stock, out of options to purchase a total of 32,000 shares, exercisable at $8.15 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Schott.

5 Includes options presently exercisable to purchase 5,000 shares of common stock and out of options to purchase a total of 25,000 shares, exercisable at $8.15 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Kelly.

6 Includes securities beneficially owned by all directors and executive officers of the Company including those listed above.

     There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Benjamin M. Polk is a partner in Schulte Roth & Zabel LLP, a law firm that has been retained by the Company since May 2004, and was previously a partner with Winston & Strawn LLP, a law firm (together with its predecessors) that had been retained by the company since 1992.

     Rodney C. Sacks is currently acting as the sole Trustee of a trust formed pursuant to an Agreement of Trust dated July 27, 1992 for the purpose of holding the Hansen's (r) trademark. The Company and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss or liability arising out of his acting as Trustee.

     During 2004, the Company purchased promotional items from IFM Group, Inc. ("IFM"). Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in IFM. Purchases from IFM of promotional items in 2004, 2003 and 2002 were $638,590, $331,478 and $164,199, respectively. The Company continues to purchase promotional items from IFM Group, Inc. in 2005.

     The preceding descriptions of agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to this Report.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

     Aggregate fees billed and unbilled to the company for service provided for the years ended December 31, 2004, and 2003 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"):


                                       Year ended December 31,
                                        2004             2003
                                    -----------      -----------
Audit Fees                           $ 153,750        $ 132,500
Audit-Related Fees(1)                  310,825            5,000
                                    -----------      -----------
Total audit and audit-related fees     464,575          137,500
Tax Fees(2)
All other Fees                           8,360
                                    -----------      -----------
Total Fees(3)                        $ 472,935        $ 137,500
                                    ===========      ===========

1    Audit   related  fees   consist  of   consultation   services   related  to
     Sarbanes-Oxley Section 404 Implementation.

2 Tax fees consisted of fees for tax consultation services including advisory services for state tax analysis and tax audit assistance.

3 For years ended December 31, 2004 and 2003, all of the services performed by Deloitte & Touche have been pre-approved by the Audit Committee.

     The Audit Committee has considered whether Deloitte & Touche's provision of the non-audit services covered above is compatible with maintaining Deloitte & Touche's independence and has determined that it is.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the Company's independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when necessary due to timing considerations. Any services approved by the Chairman must be reported to the full Audit Committee at its next scheduled meeting. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with the pre-approval policies, and the fees for the services performed to date.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Exhibits
     See the Index to Exhibits included hereinafter.

     2. Index to Financial Statements filed as part of this Report

     Report of Independent Registered Public Accounting Firm                  50

     Consolidated Balance Sheets as of December 31, 2004 and 2003             51

     Consolidated  Statements  of Income for the years ended
     December 31, 2004, 2003 and 2002                                         52

     Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended December 31, 2004, 2003 and 2002                                   53

     Consolidated  Statements  of Cash Flows for the years  ended
     December  31, 2004, 2003 and 2002                                        54

     Notes to Consolidated Financial Statements for the years ended
     December 31, 2004, 2003 and 2002                                         56

(b)  Financial Statement Schedule
     Valuation and  Qualifying  Accounts for the years ended
     December 31, 2004, 2003 and 2002                                         69

(c)  Reports on From 8-K
     None

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION


/s/ RODNEY C. SACKS           Rodney C. Sacks             Date:   March 15, 2005
-------------------           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                           Date
------------------------      -------------------------       ------------------

/s/ RODNEY C. SACKS           Chairman of the Board of        March 15,  2005
------------------------      Directors and Chief Executive
Rodney C. Sacks               Officer (principal executive
                              officer)


/s/ HILTON H. SCHLOSBERG      Vice Chairman of the Board of   March 15, 2005
------------------------      Directors, President, Chief
Hilton H. Schlosberg          Operating Officer, Chief
                              Financial Officer and Secretary
                              (principal financial officer,
                              controller and principal
                              accounting officer)

/s/ NORMAN C. EPSTEIN         Director                        March 15, 2005
------------------------
Norman C. Epstein

/s/ BENJAMIN M. POLK          Director                        March 15, 2005
------------------------
Benjamin M. Polk

 /s/ SYDNEY SELATI            Director                        March 15, 2005
------------------------
Sydney Selati

/s/ HAROLD C. TABER, JR.      Director                        March 15, 2005
------------------------
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ         Director                        March 15, 2005
------------------------
Mark S. Vidergauz

INDEX TO EXHIBITS

     The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

--------  ----------------------------------------------------------------------
Exhibit
No.       Document Description
--------  ----------------------------------------------------------------------
10.23 Stock option Agreement dated as of January 15, 2004 by and between Hansen Natural Corporation and Mark Hall.
--------  ----------------------------------------------------------------------
10.24 Stock option Agreement dated as of January 15, 2004 by and between Hansen Natural Corporation and Michael Schott.
--------  ----------------------------------------------------------------------
10.25 Stock option Agreement dated as of January 15, 2004 by and between Hansen Natural Corporation and Kirk Blower.
--------  ----------------------------------------------------------------------
10.26 Stock option Agreement dated as of January 15, 2004 by and between Hansen Natural Corporation and Thomas J. Kelly.
--------  ----------------------------------------------------------------------
10.27 Contract Packing Agreement by and between Southwest Canning & Packaging and Hansen Beverage Company dated April 5, 1996.
--------  ----------------------------------------------------------------------
10.28 Contract Manufacturing and Packaging Agreement by and between Nor-Cal Beverage Co., Inc. and Hansen Beverage Company dated March 1, 2004; First Amendment to the Contract Manufacturing and Packaging Agreement dated March 4, 2004.
--------  ----------------------------------------------------------------------
10.29 Product Manufacture and Supply Agreement by and between Seven-Up/RC Bottling Company of Southern California dated April 15, 2003.
--------  ----------------------------------------------------------------------
10.30 Contract Packer Agreement by and between Southeast Atlantic Beverage Corporation and Hansen Beverage Company dated July 24, 2004.
--------  ----------------------------------------------------------------------
10.31 Beverage Production and Packaging Agreement by and between City Brewing Company, LLC and Hansen Beverage Company dated February 23, 2005.
--------  ----------------------------------------------------------------------
10.32 Manufacturing Contract by and between Pri-Pak, Inc. and Hansen Beverage Company dated October 16, 2003.
--------  ----------------------------------------------------------------------
10.33 Amended and Restated Loan and Security Agreement by and between Comerica Bank - California and Hansen Beverage Company dated December 1, 2004.
--------  ----------------------------------------------------------------------
21        Subsidiaries(1)
--------  ----------------------------------------------------------------------
23        Independent Auditors' Consent
--------  ----------------------------------------------------------------------
31.1 Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------  ----------------------------------------------------------------------
31.2 Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------  ----------------------------------------------------------------------
32.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------  ----------------------------------------------------------------------
32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------  ----------------------------------------------------------------------

(1) Filed previously as an exhibit to Form 10-KSB for the year ended December 31, 1992.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                        Page
                                                                  --------------
HANSEN NATURAL CORPORATION AND SUBSIDIARIES


Report of Independent Registered Public Accounting Firm                  50

Consolidated Balance Sheets as of December 31, 2004 and 2003             51

Consolidated  Statements of Income for the years ended  December 31,
2004,  2003 and 2002                                                     52

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2004, 2003 and 2002                                         53

Consolidated Statements of Cash Flows for the years ended December 31,
2004, 2003 and 2002                                                      54

Notes to Consolidated Financial Statements for the years ended
December 31, 2004, 2003 and 2002                                         56

Financial Statement Schedule - Valuation and Qualifying Accounts
for the years ended December 31, 2004, 2003 and 2002                     69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003,
and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


DELOITTE & TOUCHE LLP
Costa Mesa, California
March 14, 2005

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                                  2004                  2003
                                                                           -------------------   --------------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $ 20,976,119           $  1,098,785
Accounts receivable, net                                                           12,650,055              5,372,983
Inventories, net (Note 2)                                                          22,406,054             17,643,786
Prepaid expenses and other current assets                                             638,967                481,777
Deferred income tax asset (Note 7)                                                  3,708,942              2,080,609
                                                                           -------------------   --------------------
     Total current assets                                                          60,380,137             26,677,940

PROPERTY AND EQUIPMENT, net (Note 3)                                                2,964,064              2,803,282

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
     amortization of $219,264 in 2004 and $146,218 in 2003)
     (Note 1)                                                                      18,351,804             18,293,704
Deposits and other assets                                                             326,312                222,102
                                                                           -------------------   --------------------
                                                                                   18,678,116             18,515,806
                                                                           -------------------   --------------------
                                                                                 $ 82,022,317           $ 47,997,028
                                                                           ===================   ====================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                 $ 14,542,753           $  6,521,402
Accrued liabilities                                                                 1,582,968              1,185,342
Accrued compensation                                                                1,831,627                883,459
Current portion of long-term debt (Note 4)                                            437,366                244,271
Income taxes payable                                                                  346,449                647,263
                                                                           -------------------   --------------------
     Total current liabilities                                                     18,741,163              9,481,737

LONG-TERM DEBT, less current portion (Note 4)                                         146,486                358,064

DEFERRED INCOME TAX LIABILITY (Note 7)                                              4,563,439              3,107,649

COMMITMENTS AND CONTINGENCIES (Note 6)                                                   -                      -

STOCKHOLDERS' EQUITY (Note 8):
Common stock - $0.005 par value; 30,000,000 shares
     authorized; 11,119,864 shares issued, 10,913,013
     outstanding in 2004; 10,624,864 shares issued, 10,418,103
     outstanding in 2003                                                               55,599                 53,124
Additional paid-in capital                                                         15,813,541             12,681,169
Retained earnings                                                                  43,516,634             23,129,830
Common stock in treasury, at cost; 206,761 in 2004 and 2003                          (814,545)              (814,545)
                                                                           -------------------   --------------------
     Total shareholders' equity                                                    58,571,229             35,049,578
                                                                           -------------------   --------------------
                                                                                 $ 82,022,317           $ 47,997,028
                                                                           ===================   ====================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

                                                               2004                 2003                 2002
                                                         ------------------   ------------------   -----------------

GROSS SALES                                                  $ 226,984,231        $ 138,454,345       $ 115,490,019

LESS:  Discounts, allowances and
     promotional payments                                       46,643,096           28,102,149          23,443,657
                                                         ------------------   ------------------   -----------------

NET SALES                                                      180,341,135          110,352,196          92,046,362

COST OF SALES                                                   96,874,750           66,577,168          58,802,669
                                                         ------------------   ------------------   -----------------

GROSS PROFIT                                                    83,466,385           43,775,028          33,243,693

OPERATING EXPENSES:
Selling, general and administrative                             49,507,137           33,887,045          27,896,202
Amortization of trademark license and
     trademarks                                                     73,046               61,888              54,558
                                                         ------------------   ------------------   -----------------

     Total operating expenses                                   49,580,183           33,948,933          27,950,760
                                                         ------------------   ------------------   -----------------

OPERATING INCOME                                                33,886,202            9,826,095           5,292,933

NONOPERATING (INCOME) EXPENSE:
Interest and financing expense                                      41,988               72,592             230,732
Interest and royalty income                                        (93,983)              (5,579)             (2,974)
                                                         ------------------   ------------------   -----------------

     Net nonoperating (income) expense                             (51,995)              67,013             227,758
                                                         ------------------   ------------------   -----------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                               33,938,197            9,759,082           5,065,175

PROVISION FOR INCOME TAXES
     (Note 7)                                                   13,551,393            3,828,678           2,035,980
                                                         ------------------   ------------------   -----------------

NET INCOME                                                   $  20,386,804        $   5,930,404       $   3,029,195
                                                         ==================   ==================   =================

NET INCOME PER COMMON SHARE:
     Basic                                                   $        1.91        $        0.58       $        0.30
                                                         ==================   ==================   =================
     Diluted                                                 $        1.73        $        0.55       $        0.29
                                                         ==================   ==================   =================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
     Basic                                                      10,666,892           10,278,710          10,052,499
                                                         ==================   ==================   =================
     Diluted                                                    11,809,940           10,762,157          10,339,604
                                                         ==================   ==================   =================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

                                Common stock           Additional                        Treasury stock                Total
                        ----------------------------     paid-in        Retained     -------------------------     shareholders'
                            Shares        Amount         capital        earnings       Shares        Amount           equity
                        -------------- -------------  --------------    --------     -----------  ------------  ------------------
 Balance,
      January 1, 2002      10,251,764      $ 51,259    $ 11,926,604    $ 14,170,231    (206,761)   $ (814,545)       $ 25,333,549

 Exercise of stock
     options                    8,000            40           7,960                                                         8,000

 Net income                                                               3,029,195                                     3,029,195
                        -------------- -------------  -------------- --------------- -----------  ------------ -------------------

 Balance,
      December 31, 2002    10,259,764        51,299      11,934,564      17,199,426    (206,761)     (814,545)         28,370,744

 Exercise of stock
     options                  365,100         1,825         746,605                                                       748,430

 Net income                                                               5,930,404                                     5,930,404
                        -------------- -------------  -------------- --------------- -----------  ------------ -------------------

 Balance,
      December 31, 2003    10,624,864        53,124      12,681,169      23,129,830    (206,761)     (814,545)         35,049,578

 Exercise of stock
     options                  495,000         2,475       1,717,453                                                     1,719,928

 Reduction of tax liability
 in connection with the
 exercise of certain
 stock options                                            1,414,919                                                     1,414,919

 Net income                                                              20,386,804                                    20,386,804
                        -------------- -------------  -------------- --------------- -----------  ------------ -------------------

 Balance,
      December 31, 2004    11,119,864      $ 55,599    $ 15,813,541    $ 43,516,634    (206,761)   $ (814,545)       $ 58,571,229
                        ============== =============  ============== =============== ===========  ============ ===================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                           2004                 2003                 2002
                                                                     ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 20,386,804          $ 5,930,404          $ 3,029,195
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Amortization of trademark license and trademarks                           73,046               61,888               54,558
     Depreciation and other amortization                                       770,413              584,197              493,894
     Impairment of operating equipment                                         587,877                 -                    -
     Loss on disposal of plant and equipment                                   120,200               31,992                5,318
     Deferred income taxes                                                    (172,543)            (360,524)             522,462
     Provision for allowance for doubtful accounts                            (116,311)              16,996               52,122
     Effect on cash of changes in operating assets
         and liabilities:
         Accounts receivable                                                (7,160,761)             559,423           (1,589,102)
         Inventories                                                        (4,762,268)          (6,000,052)             312,946
         Prepaid expenses and other current assets                            (157,190)             500,713              (35,704)
         Accounts payable                                                    8,021,351            1,789,141              812,520
         Accrued liabilities                                                   397,626              504,383             (190,882)
         Accrued compensation                                                  948,168              573,395             (122,832)
         Income taxes payable/receivable                                     1,114,105            1,292,458             (617,826)
                                                                     ------------------   ------------------   ------------------
            Net cash provided by operating activities                       20,050,517            5,484,414            2,726,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                         (1,260,068)          (1,627,490)            (416,873)
Proceeds from sale of property and equipment                                    24,698               70,826
Additions to trademark license and trademarks                                 (131,146)            (995,137)             (64,792)
(Increase) decrease in deposits and other assets                              (104,210)             114,267              389,456
                                                                     ------------------   ------------------   ------------------
            Net cash used in investing activities                           (1,470,726)          (2,437,534)             (92,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                          (422,385)          (3,234,445)          (2,352,197)
Proceeds from issuance of common stock                                       1,719,928              748,430                8,000
                                                                     ------------------   ------------------   ------------------

            Net cash provided by (used in) financing activities              1,297,543           (2,486,015)          (2,344,197)
                                                                     ------------------   ------------------   ------------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                       19,877,334              560,865              290,263
CASH AND CASH EQUIVALENTS, beginning
     of year                                                                 1,098,785              537,920              247,657
                                                                     ------------------   ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                                    $ 20,976,119          $ 1,098,785          $   537,920
                                                                     ==================   ==================   ==================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
     Interest                                                             $     35,510          $    76,306          $   235,779
                                                                     ==================   ==================   ==================
     Income taxes                                                         $ 12,538,355          $ 2,896,743          $ 2,131,344
                                                                     ==================   ==================   ==================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NONCASH TRANSACTIONS:

     During 2004, the Company entered into capital leases of $403,902, for the acquisition of promotional vehicles.

     During 2004, the Company reduced current income taxes payable and increased additional paid-in capital in the amount of $1,414,919 in connection with the exercise of certain stock options.

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

     Nature of Operations -Hansen markets and distributes Hansen's(r) Natural Sodas, Signature Sodas, fruit juice and soy Smoothies, Energy drinks, Energade(r) energy sports drinks, E20 Energy Water(r), functional drinks, Sparkling Lemonades and Orangeades, multi-vitamin juice drinks in aseptic packaging, Junior Juice(r) juice, iced teas, lemonades and juice cocktails, apple juice, cider and juice blends, as well as nutrition bars, Blue Sky(r) brand carbonated beverages, Monster EnergyTM brand energy drinks and Lost(r) Energy brand energy drinks and RumbaTM brand Energy Juice.

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

     Reclassifications - Certain reclassifications have been made in the consolidated financial statements to conform to the 2004 presentation.

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

     Trademark License and Trademarks - Trademark license and trademarks represents the Company's exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks over 1 to 25 years. Upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company ceased the amortization of indefinite life assets.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. During 2004, management recognized an impairment to property and equipment as discussed in Note 3.

     Revenue Recognition - The Company records revenue at the time the related products are shipped and the risk of ownership and title has passed. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Freight  Costs and  Reimbursement  of Freight  Costs - In  accordance  with
Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2004, 2003 and 2002, freight-out costs amounted to $10.7 million, $7.0 million and $5.8 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses amounted to $11.5 million, $8.8 million and $7.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Advertising expenses were included in selling, general and administrative expenses with the exception of coupon expenses which were included as a reduction of net sales. In addition, the Company supports its customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. In certain instances, a portion of the promotional allowances payable to customers is based on the levels of sales to such customers. Promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. Such promotional allowances amounted to $35.5 million, $17.2 million and $13.5 million for the years ended December 31, 2004, 2003 and 2002, respectively and were included in discounts, allowances and promotional payments.

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

     Stock-Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the years ended December 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

                                         2004            2003           2002
                                         ----            ----           ----

Net income, as reported              $20,386,804     $5,930,404      $3,029,195
Less: total stock-based employee
      compensation expense
      determined under fair value
      based method for all awards,
      net of related tax effects         356,156        216,250         212,363
                                   -------------   ------------     -----------
Net income, pro forma                $20,030,648     $5,714,154      $2,816,832
                                   =============   ============     ===========

Net income per common share,
      as reported:
         Basic                       $      1.91     $     0.58      $      0.30
         Diluted                     $      1.73     $     0.55      $      0.29


Net income per common share,
      pro forma:
         Basic                       $      1.88     $     0.56      $      0.28
         Diluted                     $      1.70     $     0.53      $      0.27

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                 Risk-Free
        Dividend Yield   Expected Volatility   Interest Rate    Expected Lives
        --------------   -------------------   --------------   --------------
2004          0%                 46%                4.0%           8 years
2003          0%                 12%                3.5%           8 years
2002          0%                 8%                 4.6%           6 years

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

     One customer accounted for approximately 8%, 15% and 18% of the Company's sales for the years ended December 31, 2004, 2003 and 2002, respectively. A decision by that, or any other major customer, to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company's financial condition and consolidated results of operations.

     During 2004, 2003 and 2002, sales outside of California represented 56%, 47% and 42% of the aggregate sales of the Company, respectively.

     Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management's expectations.

     Fair Value of Financial Instruments - At December 31, 2004 and 2003, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2004 approximates fair value.

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

     As of December 31, 2003 and 2004, the trademark licenses and trademarks were tested for impairment in accordance with the provisions of SFAS No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at those times. The following provides additional information concerning the Company's trademark licenses and trademarks as of December 31:

                                       2004                2003
                                       ----                ----
Amortizing trademark licenses
 and trademarks                   $  1,169,248        $  1,155,803
Accumulated amortization              (219,264)           (146,218)
                                  -------------       -------------
                                       949,984           1,009,585
Nonamortizing trademark
 licenses and trademarks            17,401,820          17,284,119
                                  -------------       -------------
                                   $18,351,804         $18,293,704
                                  =============       =============

     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 25 years (weighted-average life of 23 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings over the period of expected benefit. Total amortization expense during the year ended December 31, 2004 was $73,046. As of December 31, 2004, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ended December 31, 2009 is:

                        2005                    $55,214
                        2006                     55,214
                        2007                     55,214
                        2008                     55,066
                        2009                     55,066

     Newly Issued Accounting Pronouncements - In November 2004, FASB issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on our financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision in SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This standard is effective for the company as of July 1, 2005. Management has not completed their evaluation of the effect of these new rules on future statements.

2. INVENTORIES

Inventories consist of the following at December 31:

                                     2004             2003
                                     ----             ----
Raw materials                    $ 7,204,741      $ 6,979,701
Finished goods                    16,157,000       11,900,304
                                 -----------      -----------
                                  23,361,741       18,880,005
Less inventory reserves             (955,687)      (1,236,219)
                                 -----------      -----------
                                 $22,406,054      $17,643,786
                                 ===========      ===========

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:


                                     2004             2003
                                     ----             ----
Leasehold improvements           $   268,068      $   230,027
Furniture and office equipment     1,193,741          881,741
Equipment                          1,488,571        2,481,917
Vehicles                           2,359,264        1,636,878
                                 -----------      -----------
                                   5,309,644        5,230,563
Less accumulated depreciation
and amortization                  (2,345,580)      (2,427,281)
                                 -----------      -----------
                                 $ 2,964,064      $ 2,803,282
                                 ===========      ===========

     A portion of the equipment owned by the Company is comprised of equipment and machinery that was utilized on a can line operated by a third party to manufacture certain products, who subsequently ceased operations. At December 31, 2004, such equipment and machinery was idle and management had not finalized its review of alternatives regarding the use thereof in prospective periods. Accordingly, such equipment and machinery is included in Property and Equipment as idle. Based on management's assessment of the marketplace for this equipment and machinery with advice from an independent equipment broker, management recorded an impairment charge in cost of sales of $587,876 to reduce the carrying cost of this asset to its fair value of $232,308. If the equipment and machinery is reinstated or refurbished, management will amortize the reduced carrying value over an estimate of its productive life when placed in service.


4. DEBT

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. Such revolving line of credit and term loan were secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $6.0 million under its revolving line of credit. The revolving line of credit remains in full force and effect through September 2005. Interest on borrowings under the line of credit is based on the bank's base (prime) rate, plus an additional percentage of up to 0.5% or the LIBOR rate, plus an additional percentage of up to 2.5%, depending upon certain financial ratios of the Company. The Company had no outstanding borrowings on the line of credit at December 31, 2004.

     On March 1, 2005, the Company entered into an amendment of its credit facility with Comerica in terms of which HBC can borrow up to $7.8 million under its revolving line of credit. Under the amendment, the revolving line of credit remains in full force and effect through June 1, 2006. Interest on borrowings under the line of credit varies depending on a predetermined ratio of the Company's funded senior debt to Earnings Before Interest Taxes Depreciation and Amortization. The current rate of interest is prime minus 1.5% or the 30 day LIBOR rate plus 1.25%.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios. The Company was in compliance with its covenants at December 31, 2004.

     During 2000, the Company entered into capital leases for acquisition of certain vehicles, payable over a five-year period and having an effective interest rate of 8.8%. During 2004, the Company entered into capital leases for acquisition of certain vehicles, payable over a 12 month period and having an average effective interest rate of 5.4%.

     Long-term debt consists of the following at December 31:

                                                     2004             2003
                                                     ----             ----
     Note payable to Pasco Juices, Inc.,
     collateralized by the Junior Juice
     trademark, payable in quarterly
     installments of varying amounts
     through May 2006, net of unamortized
     discount (based on imputed interest
     rate of 4.5%) of $13,329 and $29,547
     at December 31, 2004 and 2003,
     respectively                                 $ 267,390         $ 392,263

     Capital leases, collateralized by
     vehicles acquired, payable over 60
     months in monthly  installments at an
     effective interest rate of 8.8%,
     with final payments ending in 2005              86,828           210,072

     Capital leases, collateralized by
     vehicles acquired,  payable over 12
     months in monthly  installments at an
     average effective  interest rate of 5.4%,
     with final payments ending in 2005             229,634              -
                                                   ---------        ----------
                                                    583,852           602,335
Less: current portion of
 long-term debt                                    (437,366)         (244,271)
                                                 -----------        ----------
                                                  $ 146,486         $ 358,064
                                                 ===========        ==========

Long-term debt is payable as follows:

                           Year ending December 31:

                        2005                      $ 437,366
                        2006                        146,486
                                                   ---------
                                                  $ 583,852
                                                   =========

     At December 31, 2004 and 2003, the assets acquired under capital leases had a net book value of $379,775 and $121,178, net of accumulated depreciation of $518,988 and $418,465, respectively.

     Interest expense amounted to $35,988, $66,592 and $224,748 for the years ended December 31, 2004, 2003 and 2002, respectively.

5. EARNINGS PER SHARE

     A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and years ended December 31, 2004 and 2003 is presented below:

                                                     2004              2003
                                               ---------------   ---------------
     Weighted-average shares outstanding:
         Weighted-average shares outstanding -
              Basic                                10,666,892        10,278,710
              Dilutive securities                   1,143,048           483,447
                                               ---------------   ---------------

         Weighted-average shares outstanding -
              Diluted                              11,809,940        10,762,157
                                               ===============   ===============

     For the  years  ended  December  31,  2004 and  2003,  options  outstanding
totaling  34,500  and  20,000  shares  respectively,   were  excluded  from  the
calculations, as their effect would have been antidilutive.

6. COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company leases its warehouse facility and corporate offices under a 10 year lease beginning October 2000, when the Company first occupied the facility. The facility lease and certain equipment and other noncancelable operating leases expire through 2010. The facility lease has scheduled rent increases which are accounted for on a straight-line basis. Rent expense under such leases amounted to $965,730, $660,616, and $643,827 for the years ended December 31, 2004, 2003 and 2002, respectively. In January 2004, the Company entered into a lease for additional warehouse space. This lease expires in March 2008 with an option to renew through 2010.

     Future minimum rental payments at December 31, 2004 under the leases referred to above are as follows:

                Year ending December 31:
                2005                            $     980,473
                2006                                1,027,242
                2007                                1,040,332
                2008                                  775,683
                2009                                  685,560
                Thereafter                            514,170
                                                 ------------
                                                 $  5,023,460
                                                 ============

     Purchase Commitments - The Company has purchase commitments aggregating approximately $17,735,238, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

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

     The initial term of the Monorail Agreement commenced in July 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. However due to interruptions in the operations of the Monorail, it is likely the commencement date of the initial term will be extended. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term.

     Licensing Agreements - The Company produces, sells and distributes Lost(r) Energy drinks under an exclusive license with Lost International LLC. The license agreement requires certain royalty payments to be made related to the sale of Lost(r) brand products.

     Employment and Consulting Agreements - On June 1, 2003, the Company entered into an employment agreement with Rodney C. Sacks and Hilton H. Schlosberg pursuant to which Mr. Sacks and Mr. Schlosberg render services to the Company as its Chairman and Chief Executive Officer, and its Vice Chairman, President and Chief Financial Officer, respectively. The agreements provide for an annual base salary of $230,000 each for the 7 months ended December 31, 2003, increasing to $245,000 for the year ending December 31, 2004 and increasing by a minimum of 5% for each subsequent twelve-month period during the employment period. In addition, the agreement provides for an annual bonus in an amount determined at the discretion of the Board of Directors of the Company as well as certain fringe benefits for the period commencing June 1, 2003 and ending December 31, 2008.

     Litigation - The Company is subject to, and involved in, claims and contingencies related to lawsuits and other matters arising out of the normal course of business. The ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

     In September 2004 Barrington Capital Corporation through an alleged successor in interest, Sandburg Financial Corporation (both entities with whom the Company has never had any dealings) served a Notice of Motion ("Motion") on the Company and each of its subsidiaries as well as on a number of other unrelated entities and individuals. The Motion seeks to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys' fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980's. Barrington Capital Corporation's/Sandburg Financial Corporation's claim is based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. The Motion is based on demonstrably false allegations, misstated legal propositions and lacks any substantial supporting evidence. The Company and its subsidiaries intend to vigorously oppose the Motion and believe that the Motion is without any merit. The Company does not believe the Motion will have a material adverse effect on the financial condition of the Company.

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Further, the Company believes that its insurance coverage is adequate to cover any liabilities or claims arising out of such instances referred to above. Historically, the Company has not been obligated to make significant payments for these obligations and accordingly, the Company has valued these obligations at $0 on its consolidated balance sheets as of December 31, 2004 and 2003.

7. INCOME TAXES

Components of the income tax provision are as follows:

                                       Year Ended December 31,
                                2004            2003            2002
                                ----            ----            ----
Current income taxes:
  Federal                    $11,305,019    $  3,386,946     $ 1,173,693
  State                        2,418,917         802,256         339,825
                             ------------   -------------    ------------
                              13,723,936       4,189,202       1,513,518
Deferred income taxes:
  Federal                       (218,967)       (290,357)        448,239
  State                           46,424         (70,167)         74,223
                             ------------   -------------     -----------
                                (172,543)       (360,524)        522,462
                             ------------   -------------     -----------
                             $13,551,393    $  3,828,678     $ 2,035,980
                             ============   =============     ===========

     The differences between the income tax provision that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

                                       Year Ended December 31,
                                  2004           2003             2002
                                  ----           ----             ----
Income tax provision
  using the statutory rate    $11,878,369   $  3,318,088     $ 1,722,160
State taxes, net of federal
  tax benefit                   1,602,471        521,475         267,440
Permanent differences              74,374         39,895          46,380
Rate change                        23,735           -               -
Other                             (27,556)       (50,780)
                               -----------  -------------    ------------
                              $13,551,393   $  3,828,678     $ 2,035,980
                              ============  =============    ============

     Major components of the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                  2004              2003
                                                  ----              ----
Reserves for returns                        $    385,371     $     98,556
Reserves for doubtful accounts                    45,838           93,623
Reserves for obsolescence                        410,945          519,212
Reserves for marketing development fund        1,542,576          754,517
Capitalization of inventory costs                199,462          169,317
State franchise tax                            1,014,799          348,351
Accrued compensation                             109,951           47,433
Amortization of graphic design                      -             297,760
Other accrued expenses                              -              54,602
                                            -------------    ------------
     Total deferred tax asset                  3,708,942        2,378,371

Amortization of trademark license             (3,857,784)      (3,160,401)
Depreciation                                    (583,708)        (245,010)
Amortization of graphic design                  (121,947)            -
                                            -------------    ------------
     Total deferred tax liability             (4,563,439)      (3,405,411)
                                            -------------    ------------
          Net deferred tax liability        $   (854,497)    $ (1,027,040)
                                            =============    ============

     The Company believes it has adequately provided for income tax issues not yet resolved with state tax authorities. At December 31, 2004, $394,597, was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Upon consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of these tax issues for all open tax periods will have a material adverse effect upon its results of operations or financial condition.

8. STOCK OPTIONS

     The Company has three stock option plans, the Hansen Natural Corporation 2001 Stock Option Plan ("2001 Option Plan"), the Employee Stock Option Plan (the "Plan") and the Outside Directors Stock Option Plan ("Directors Plan").

     During 2001, the Company adopted the 2001 Option Plan which provides for the grant of options to purchase up to 2,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under
Section 422 of the Internal Revenue Code, as amended (the "Code"), nonqualified stock options, or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of December 31, 2004, options to purchase 1,227,100 shares of Hansen common stock had been granted under the 2001 Option Plan and options to purchase 772,900 shares of Hansen common stock remain available for grant under the 2001 Option Plan.

     The Plan, as amended, provided for the granting of options to purchase not more than 3,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries through July 1, 2001. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of December 31, 2004, options to purchase 2,095,700 shares of Hansen common stock had been granted under the Plan, net of options that have expired.

     The Directors Plan provides for the grant of options to purchase up to 100,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company (the "Board") pursuant to a contractual arrangement. On the date of the annual meeting of shareholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares (12,000 shares if the director is serving on a committee of the Board) of the Company's common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula" plan so that a nonemployee director's participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 2004, options to purchase 48,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 52,000 shares of Hansen common stock remained available for grant.

     During the years ended December 31, 2004, 2003 and 2002, the Company granted 371,000, 355,000 and 529,500 options to purchase shares under the 2001 Option Plan and the Directors Plan at a weighted-average grant date fair value of $6.68, $1.27 and $1.12, respectively. Additional information regarding the plans is as follows:

                          2004                 2003                 2002
                  -------------------- -------------------- --------------------
                            Weighted-            Weighted-             Weighted-
                             average              average               average
                            exercise              exercise              exercise
                  Shares      price     Shares      price    Shares       price
                  -------------------- -------------------- --------------------
Options
  outstanding,
  beginning
  of year         1,469,800   $ 3.87   1,501,900    $3.29   1,053,400    $3.04
Options granted     371,000   $11.39     355,000    $4.43     529,500    $3.64
Options
  exercised        (495,000)  $ 3.47    (365,100)   $2.05      (8,000)   $1.00
Options
  canceled
  or expired        (47,400)  $ 6.02     (22,000)   $3.53     (73,000)   $2.54
                  -------------------- -------------------- --------------------
Options
  outstanding,
  end of year     1,298,400   $ 6.09   1,469,800    $3.87   1,501,900    $3.29
Option
  price range
  end of year                 $ 3.02                $1.13                $1.00
                                to                    to                   to
                              $32.50                $8.23                $5.25

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:
------------------------------------------------------ -------------------------
                      Options Outstanding                   Options Exercisable
------------------------------------------------------ -------------------------
                                Weighted-
                   Number        average                  Number
                outstanding     remaining    Weighted-  exercisable    Weighted-
Range of             at         contractual   average       at         average
exercise        December 31,       life      exercise   December 31,   exercise
prices              2004        (in years)     price        2004          price
--------------------------------------------------------------------------------
$ 3.02 to $ 3.95    379,900         7         $ 3.60       30,600        $3.57
$ 4.05 to $ 5.25    549,500         7           4.24      277,500         4.26
$ 8.11 to $ 8.23    272,500         9           8.15        2,000         8.23
$10.32 to $18.17     62,000         9          16.77         -             -
$25.01 to $32.50     34,500         8          27.33         -             -
                  ----------                             ---------
                  1,298,400                               310,100
                  ==========                             =========


9. EMPLOYEE BENEFIT PLAN

     Employees of Hansen Natural Corporation may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee's earnings. Matching contributions were $98,494, $70,518 and $64,949 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. RELATED-PARTY TRANSACTIONS

     A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company. Expenses incurred in connection with services rendered by such firms to the Company during the years ended December 31, 2004, 2003 and 2002 were $173,878, $59,146 and $79,843, respectively.

     Two directors and officers of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred to such company in connection with promotional materials purchased during the years ended December 31, 2004, 2003 and 2002 were $638,590, $331,478 and $164,199, respectively.

11.     QUARTERLY FINANCIAL DATA (Unaudited)




                                                                             Net Income per
                                                                              Common Share
                                                                          --------------------
                      Net Sales       Gross Profit       Net Income         Basic     Diluted
                    --------------   --------------    -------------      ---------   --------
Quarter ended:
  March 31, 2004     $ 31,298,783     $ 13,907,821      $ 2,183,281        $ 0.21      $ 0.19
  June 30, 2004        46,063,543       20,758,929        5,078,149          0.48        0.43
  September 30, 2004   52,641,477       23,809,208        5,798,648          0.54        0.49
  December 31, 2004    50,337,332       24,990,427        7,326,726          0.68        0.62
                    --------------   --------------    -------------      ---------  ---------
                     $180,341,135     $ 83,466,385      $20,386,804        $ 1.91      $ 1.73
                    ==============   ==============    =============      =========  =========

Quarter ended:
  March 31, 2003     $ 22,086,348     $  8,299,821      $   633,071        $ 0.06      $ 0.06
  June 30, 2003        28,409,138       11,448,565        1,977,184          0.19        0.19
  September 30, 2003   33,291,088       13,286,852        2,093,835          0.21        0.19
  December 31, 2003    26,565,622       10,739,790        1,226,314          0.12        0.11
                    --------------   --------------    -------------      --------   ---------
                     $110,352,196     $ 43,775,028      $ 5,930,404        $ 0.58      $ 0.55
                    ==============   ==============    =============      ========   =========


     Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


               Balance at   Charged to                      Balance at
               beginning     cost and                         end of
Description    of period     expenses        Deductions       period
--------------------------------------------------------------------------------

Allowance for doubtful accounts, sales returns and cash discounts:

2004          $  875,351      3,585,153      (3,208,403)     $1,252,101
2003          $1,098,645      2,936,429      (3,159,723)     $  875,351
2002          $  625,270      3,108,031      (2,634,656)     $1,098,645

Promotional allowances:

2004          $4,666,770     29,939,960     (28,336,986)     $6,269,744
2003          $3,170,171     15,139,959     (13,643,360)     $4,666,770
2002          $2,981,556     12,660,386     (12,471,771)     $3,170,171

Inventory reserves:

2004          $1,236,219        184,472        (465,004)     $  955,687
2003          $  646,439        589,780            -         $1,236,219
2002          $  400,767        269,530         (23,858)     $  646,439

CONSENT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statements No. 33-92526, No. 333-41333, No. 333-89123 and No. 333-112482 of Hansen Natural
Corporation on Form S-8 of our report dated March 14, 2005, relating to the consolidated financial statements and financial statement schedule of Hansen Natural Corporation and subsidiaries and management's report on internal control over financial reporting appearing in the Annual Report on Form 10-K of Hansen Natural Corporation for the year ended December 31, 2004.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 14, 2005