Form 10-Q
period 2005-03-31
HANSEN NATURAL CORP
filed 2005-05-10
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2005     Commission file number 0-18761


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

                                  Yes X No ___


     The Registrant had 11,005,103 shares of common stock outstanding as of April 25, 2005.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                 MARCH 31, 2005

                                      INDEX



                                                                        Page No.

Part I.         FINANCIAL INFORMATION
-------
Item 1.     Condensed Consolidated Financial Statements

            Condensed  Consolidated  Balance  Sheets as of
            March 31, 2005 and December 31, 2004 (Unaudited)                  3

            Condensed Consolidated Statements of Income for the three-
            months ended March 31, 2005 and 2004 (Unaudited)                  4

            Condensed Consolidated Statements of Cash Flows for the
            three-months ended March 31, 2005 and 2004 (Unaudited)            5

            Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12

Item 3.     Qualitative and Quantitative Disclosures about Market Risk       24

Item 4.     Controls and Procedures                                          24


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                25

Items 2-5.  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K                                 25

            Signatures                                                       26

                  HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2005 AND DECEMBER 31, 2004 (Unaudited)
--------------------------------------------------------------------------------

                                                                               March 31,          December 31,
                                                                                 2005                 2004
                                                                           ------------------   -----------------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $ 30,574,477        $ 20,976,119
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $1,652,951 in 2005 and
   $1,252,101 in 2004 and promotional allowances of
   $6,310,183 in 2005 and $6,269,744 in 2004)                                     20,167,901          12,650,055
Inventories, net                                                                  23,451,416          22,406,054
Prepaid expenses and other current assets                                            527,082             638,967
Deferred income tax asset                                                          3,234,002           3,708,942
                                                                           ------------------   -----------------
     Total current assets                                                         77,954,878          60,380,137

PROPERTY AND EQUIPMENT, net                                                        2,798,547           2,964,064

INTANGIBLE AND OTHER ASSETS:
Trademark license and trademarks (net of accumulated
     amortization of $233,510 in 2005 and $219,264 in 2004)                       18,337,558          18,351,804
Deposits and other assets                                                            736,977             326,312
                                                                           ------------------   -----------------
Total intangible and other assets                                                 19,074,535          18,678,116
                                                                           ------------------   -----------------
                                                                                $ 99,827,960        $ 82,022,317
                                                                           ==================   =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $ 18,687,590        $ 14,542,753
Accrued liabilities                                                                1,680,784           1,582,968
Accrued compensation                                                               1,254,561           1,831,627
Current portion of long-term debt                                                    355,009             437,366
Income taxes payable                                                               5,017,170             346,449
                                                                           ------------------   -----------------
     Total current liabilities                                                    26,995,952          18,741,163

LONG-TERM DEBT, less current portion                                                 168,076             146,486

DEFERRED INCOME TAX LIABILITY                                                      4,754,507           4,563,439

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                                     -                   -

SHAREHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized;
     11,119,864 shares issued, 10,994,603 outstanding in 2005;
     10,624,864 shares issued, 10,418,103 outstanding in 2004                         56,007              55,599
Additional paid-in capital                                                        16,307,454          15,813,541
Retained earnings                                                                 52,361,347          43,516,634
Common stock in treasury, at cost; 206,761 in 2005 and 2004                         (814,545)           (814,545)
                                                                           ------------------   -----------------
     Total shareholders' equity                                                   67,910,263          58,571,229
                                                                           ------------------   -----------------
                                                                                $ 99,827,960        $ 82,022,317
                                                                           ==================   =================

     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE-MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                -------------------------------------
                                                                                      2005                 2004
                                                                                ----------------     ----------------
GROSS SALES                                                                       $ 73,728,442          $ 38,740,927
LESS:  Discounts, allowance and promotional payments                                13,714,170             7,442,144
                                                                                ---------------      ----------------
NET SALES                                                                           60,014,272            31,298,783
COST OF SALES                                                                       29,684,954            17,390,962
                                                                                ---------------      ----------------
GROSS PROFIT                                                                        30,329,318            13,907,821

OPERATING EXPENSES:
Selling, general and administrative                                                 15,591,572            10,243,238
Amortization of trademark license and trademarks                                        14,246                20,096
                                                                                ---------------      ----------------
     Total operating expenses                                                       15,605,818            10,263,334
                                                                                ---------------      ----------------
OPERATING INCOME                                                                    14,723,500             3,644,487
NET NONOPERATING (INCOME) EXPENSE                                                     (117,518)               10,614
                                                                                ---------------      ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                            14,841,018             3,633,873
PROVISION FOR INCOME TAXES                                                           5,996,305             1,450,592
                                                                                ---------------      ----------------
NET INCOME                                                                        $  8,844,713           $ 2,183,281
                                                                                ===============      ================
NET INCOME PER COMMON SHARE:
     Basic                                                                        $       0.81           $      0.21
                                                                                ===============      ================
     Diluted                                                                      $       0.73           $      0.19
                                                                                ===============      ================
NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                                                          10,935,709            10,434,770
                                                                                ===============      ================
     Diluted                                                                        12,060,833            11,463,633
                                                                                ===============      ================

     See accompanying notes to condensed consolidated financial statements.

                  HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE-MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------

                                                                                 March 31,            March 31,
                                                                                   2005                 2004
                                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 8,844,713          $ 2,183,281
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Amortization of trademark license and trademarks                                   14,246               20,096
     Depreciation and other amortization                                               183,553              187,581
     Loss/(Gain) on disposal of property and equipment                                     650               (4,461)
     Deferred income taxes                                                             666,008               86,633
     Provision for doubtful accounts                                                    45,742
     Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                        (7,563,588)          (4,099,740)
         Inventories                                                                (1,045,362)             362,677
         Prepaid expenses and other current assets                                     111,885              (77,322)
         Accounts payable                                                            4,144,836            1,897,733
         Accrued liabilities                                                            97,816              575,677
         Accrued compensation                                                         (577,066)            (466,774)
         Income taxes payable                                                        4,670,721            1,353,178
                                                                             ------------------   ------------------
            Net cash provided by operating activities                                9,594,154            2,018,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                   (364,256)            (308,180)
Proceeds from sale of property and equipment                                            78,339               15,073
Increase in trademark license and trademarks                                                                 (7,547)
Decrease/(increase) in deposits and other assets                                        38,225              (43,093)
                                                                             ------------------   ------------------
            Net cash used in investing activities                                     (247,692)            (343,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                  (242,425)             (57,956)
Issuance of common stock                                                               494,321               99,480
                                                                             ------------------   ------------------
            Net cash provided by financing activities                                  251,896               41,524

                                                                             ------------------   ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            9,598,358            1,716,336
CASH AND CASH EQUIVALENTS, beginning of year                                        20,976,119            1,098,785
                                                                             ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of period                                           $30,574,477          $ 2,815,121
                                                                             ==================   ==================

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                                                      $    12,641          $     9,511
                                                                             ==================   ==================
     Income taxes                                                                  $   659,576          $    10,781
                                                                             ==================   ==================

NON-CASH TRANSACTIONS

     During the three-months ended March 31, 2005, the Company entered into capital leases of $181,659, for the acquisition of promotional vehicles and warehouse equipment.

     See accompanying notes to condensed consolidated financial statements.

1.      BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2004, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"), and other disclosures, which should be read in conjunction with this report. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. and Hansen Junior Juice Company.

     The Company's financial statements included in Form 10-Q have been prepared in accordance with GAAP and SEC rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2005 and 2004 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Refer to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2004 for more complete presentation.

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

     Trademark License and Trademarks - Trademark license and trademarks represents the Company's exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. The Company amortizes its trademark license and trademarks with a finite life (as discussed below) over 1 to 25 years. Upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company ceased the amortization of indefinite life assets. The following provides additional information concerning the Company's trademark licenses and trademarks as of March 31, 2005 and December 31, 2004:

                                                     March 31,     December 31,
                                                        2005          2004
                                                  ------------  -------------
Amortizing trademark licenses and trademarks      $ 1,169,248   $  1,169,248
Accumulated amortization                             (233,510)      (219,264)
                                                  ------------  -------------
                                                      935,738        949,984
Non-amortizing trademark licenses and trademarks   17,401,820     17,401,820
                                                  ------------  -------------
                                                  $18,337,558   $ 18,351,804
                                                  ============  =============



     All amortizing trademark licenses and trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 25 years (weighted average life of 23 years). The straight-line method of amortization allocates the cost of the trademark licenses and trademarks to earnings over the period of expected benefit. Total amortization expense during the three-months ended March 31, 2005 and 2004 was $14,246 and $20,096, respectively. As of March 31, 2005, future estimated amortization expense related to amortizing trademark licenses and trademarks through the year ending December 31, 2010 is:

                        2005 - Remainder          $41,513
                        2006                       55,351
                        2007                       55,351
                        2008                       55,202
                        2009                       55,202
                        2010                       55,202

     Revenue Recognition - The Company records revenue at the time the related products are shipped and title has passed. Management believes an adequate provision has been made for estimated returns, allowances and cash discounts based on the Company's historical experience, which are accounted for as a reduction of gross sales.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses amounted to $3.5 million and $2.4 million for the three-months ended March 31, 2005 and 2004, respectively. Advertising expenses were included in selling, general and administrative expenses with the exception of coupon expenses, which were included as a reduction of gross sales. In addition, the Company supports its customers, including distributors, with promotional allowances, portion of which are utilized for marketing and indirect advertising by them. Portion of the promotional allowances payable to customers are based on the levels of sales to such customers and, in certain instances, the amount of such allowances are estimated by the Company. If actual promotional allowances when ultimately determined differ from such estimates, promotional allowances could, to the extent based on estimates, require adjustment. Such promotional allowances amounted to $10.8 million and $4.9 million for the three-months ended March 31, 2005 and 2004, respectively and are included as a reduction of gross sales.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the three-months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

                                                    Three Months Ended March 31,

                                                          2005             2004
                                                          ----             ----
Net income, as reported                              $ 8,844,713     $ 2,183,281
Less: Total stock based employee compensation
     expense determined under fair value based
     method of all awards, net of related tax
     effects                                             319,278         83,597
Net income, pro forma                                $ 8,525,435    $ 2,099,684

Net income per common share, as reported - Basic     $      0.81    $       0.21
Net income per common share, as reported - Diluted   $      0.73    $       0.19

Net income per common share, pro forma - Basic       $      0.78    $       0.20
Net income per common share, pro forma - Diluted     $      0.71    $       0.18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

             Dividend            Expected           Risk-Free         Expected
               Yield            Volatility         Interest Rate       Lives
           --------------   -------------------   -------------   --------------
2005             0%                 74%                4.4%           7 years
2004             0%                 38%                4.0%           8 years

3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, FASB issued  statement of Financial  Accounting  Standard
No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

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

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This standard is effective for the Company as of January 1, 2006. Management has not completed their evaluation of the effect of these new rules on the Company's financial statements.

4. INVENTORIES

     Inventories consist of the following at:


                                                  March 31,     December 31,
                                                    2005             2004
                                                ------------     ------------
Raw Materials                                   $  9,782,458     $  7,204,741
Finished Goods                                    14,590,890       16,157,000
                                                ------------     ------------
                                                  24,373,348       23,361,741
Less inventory reserves                            (921,932)        (955,687)
                                                ------------     ------------
                                                $ 23,451,416     $ 22,406,054
                                                ============     ============

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at:

                                                  March 31,     December 31,
                                                    2005             2004
                                                ------------    ------------
Leasehold improvements                          $    338,832    $    268,068
Furniture and office equipment                     1,327,810       1,193,741
Equipment                                          1,596,667       1,488,571
Vehicles                                           1,262,355       2,359,264
                                                ------------    ------------
                                                   4,525,664       5,309,644
Less accumulated depreciation and amortization    (1,727,117)     (2,345,580)
                                                -------------   ------------
                                                $  2,798,547    $  2,964,064
                                                =============   ============

6. EARNINGS PER SHARE

     A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2005 and 2004 is presented below:

                                                    Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                     2005             2004
                                               ---------------  ---------------

Weighted-average shares outstanding:
    Weighted-average shares outstanding -
      Basic                                         10,935,709       10,434,770
      Dilutive securities                            1,125,124        1,028,863
                                               ---------------  ---------------

    Weighted-average shares outstanding -
      Diluted                                       12,060,833       11,463,633
                                               ===============  ===============

     For the three months ended March 31, 2005, options outstanding totaling 435,000 shares were excluded from the calculations, as their effect would have been antidilutive. For the three months ended March 31, 2004, no options outstanding were excluded from the calculations.

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

     The initial term of the Monorail Agreement commenced in July 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. However due to interruptions in the operations of the Monorail, it is likely that the commencement date of the initial term will by agreement be amended to January 1, 2005. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term.

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

     The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation in the aggregate will not likely have a material adverse effect on the Company's financial position or results of operations.

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

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. No impairments were identified as of March 31, 2005.

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

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. In addition, the Company supports its customers, including distributors, with promotional allowances, portion of which are utilized for marketing and indirect advertising by them. Portion of the promotional allowances payable to customers are based on the levels of sales to such customers and, in certain instances, the amount of such allowances are estimated by the Company. If actual promotional allowances when ultimately determined differ from such estimates, promotional allowances could, to the extent based on estimates, require adjustment. During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-9, which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. The Company presents advertising and promotional allowances in accordance with the provisions of EITF No. 01-9.

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

     We incur significant marketing expenditures to support our brands including advertising costs, sponsorship fees and special promotional events. We focus on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors receive rebates, promotions, point of sale materials, merchandise displays and coolers. We also use in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, and sponsorship of, and endorsements from selected public and extreme sports figures and causes. Consumers receive coupons, discounts and promotional incentives. These marketing expenditures help to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brands. Greater distribution and availability, awareness and preference promotes long term growth.

     During the first quarter of 2005, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

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

     We again achieved record sales in the first quarter of 2005. The increase in gross and net sales in the first quarter of 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks and our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, as well as sales of our Monster EnergyTM "Assault" TM energy drinks which were introduced in September 2004 and Lost(r) Energy drinks which were introduced in January 2004, as well as sales of JokerTM energy drinks in 16-ounce cans which were introduced in January 2005, and increases in sales, primarily of Hansen's(r) apple juice and juice blends, as well as Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging. The increase in net sales was also attributable, to a lesser extent, to sales of our RumbaTM energy juice, which was introduced in December 2004. The increase in gross and net sales was partially offset by lower sales of Natural Sodas, Hansen's(r) energy and functional drinks, Energade(r) energy sports drinks, E2O Energy Water(r) drinks and smoothies in cans. The increase in sales was also offset by an increase in total discounts, allowances and promotional payments to support the overall increase in the level of sales.

     Gross profit for the three months ended March 31, 2005, as a percentage of net sales, was 50.5% which was higher than the 44.4% gross profit percentage achieved in the three months ended March 31, 2004. The increase in gross profit percentage was primarily due to a change in the Company's product mix due primarily to increased sales of certain product lines with higher gross margins.

     During the three months ended March 31, 2005, sales shipped outside of California, represented 57.8% of our aggregate gross sales, as compared to approximately 51.3% of our aggregate sales in the three months ended March 31, 2004. Sales to distributors outside the United States, during the three months ended March 31, 2005, amounted to $678,000 compared to $340,000 in the three months ended March 31, 2004, accounting for approximately 1% of our net sales for each period respectively.

     Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. In the three months ended March 31, 2005, sales to retail grocery and specialty chains and wholesalers represented 23% of our revenues, sales to club stores, drug and mass merchandisers represented 11% of our revenues, sales to full service distributors represented 60% of our revenues, and sales to health food distributors represented 4% of our revenues. In the three months ended March 31, 2004, sales to retail grocery and specialty chains and wholesalers represented 26% of our revenues, sales to club stores, drug and mass merchandisers represented 17% of our revenues, sales to full service distributors represented 45% of our revenues, and sales to health food distributors represented 8% of our revenues. The above allocations reflect changes made by the Company to the categories historically reported.

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(r) Natural Soda business. The Blue Sky(r) Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy drink in 8.3-ounce cans and in 2004 introduced a new line of Blue Sky natural tea sodas in 12-ounce cans. In the first quarter of 2005 we introduced a new line of Blue Sky Lite natural sodas.

     In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(r) beverage business. The Junior Juice(r) product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     In 2004, we introduced a carbonated Lost(r) Energy drink in 16-ounce cans, a carbonated Monster Energy(tm) "Assault"(tm) energy drink in 16-ounce cans, a new line of Blue Sky natural tea sodas in 12-ounce cans, Hansen's Energy Drinks in 16-ounce cans, Rumba(tm) Energy Juice in 15.5-once cans and also introduced a new line of lo-carb smoothies in 11.5-ounce cans. In the first quarter of 2005 we introduced Joker(tm) Energy Drinks in 16-ounce cans.

     During the first quarter of 2005, we entered into several new distribution agreements for the sale of certain products in the ordinary course. We intend to continue building our national distributor network and sales force throughout the remainder of 2005 to support and grow the sales of our products.

     A chain grocery store strike in Southern California, which commenced during the last quarter of 2003 and terminated in the first quarter of 2004, adversely affected sales of those of our products that were carried by the stores concerned during the comparable quarter of 2004. However, the drop in sales of such products was partially offset by increased sales of certain of those products that were carried by other retailers in Southern California.

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

Results of Operations

     The following table sets forth key statistics for the three-months ended March 31, 2005 and 2004, respectively.

                                                                                                     Percentage
                                                          Three-Months Ended March 31,                 Change
                                                 ----------------------------------------------    ---------------
                                                         2005                     2004               05 vs. 04
                                                 ---------------------    ---------------------    ---------------
Gross sales                                              $ 73,728,442             $ 38,740,927              90.3%
Less:  Discounts, allowances and
     promotional payments                                  13,714,170                7,442,144              84.3%
                                                 ---------------------    ---------------------    ---------------
Net sales                                                  60,014,272               31,298,783              91.7%
Cost of sales                                              29,684,954               17,390,962              70.7%
                                                 ---------------------    ---------------------    ---------------
Gross profit                                               30,329,318               13,907,821             118.1%
Gross profit margin                                             50.5%                    44.4%

Selling, general and administrative
     expenses                                              15,591,572               10,243,238              52.2%
Amortization of trademark license and
     trademarks                                                14,246                   20,096             (29.1%)
                                                 ---------------------    ---------------------    ---------------
Operating income                                           14,723,500                3,644,487             304.0%
Operating income as a percent of net
     sales                                                      24.5%                    11.6%

Net nonoperating (income) expense                            (117,518)                  10,614          (1,207.2%)
                                                 ---------------------    ---------------------    ---------------
Income before provision for income
     taxes                                                 14,841,018                3,633,873             308.4%

Provision for income taxes                                  5,996,305                1,450,592             313.4%
                                                 ---------------------    ---------------------    ---------------
Effective tax rate                                              40.4%                    39.9%

Net income                                                $ 8,844,713              $ 2,183,281             305.1%
                                                 =====================    =====================    ===============
Net income as a percent of net sales                            14.7%                     7.0%

Net income per common share:
   Basic                                                       $ 0.81                   $ 0.21             285.7%
   Diluted                                                     $ 0.73                   $ 0.19             284.2%


Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     Gross Sales. For the three-months ended March 31, 2004, gross sales were $73.7 million, an increase of $35.0 million or 90.3% higher than the $38.7 million gross sales for the three-months ended March 31, 2004. The increase in gross sales for the three-months ended March 31, 2005 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products, as discussed in "Net Sales" below.

     Net Sales. For the three-months ended March 31, 2005, net sales were $60.0 million, an increase of $28.7 million or 91.7% higher than net sales of $31.3 million for the three-months ended March 31, 2004. The increase in net sales for the three-months ended March 31, 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, and our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, as well as sales of our Monster EnergyTM "Assault"TM energy drinks which were introduced in September 2004, and Lost(r) Energy drinks which were introduced in January 2004, as well as sales of JokerTM energy drinks in 16-ounce cans which were introduced in January 2005, and increases in sales, primarily of Hansen's(r) apple juice and juice blends, as well as Hansen's(r) children's multi-vitamin juice drinks in aseptic packaging. The increase in net sales was also attributable, to a lesser extent, to sales of RumbaTM energy juice, which was introduced in December 2004. The increase in gross and net sales was partially offset by lower sales of Natural Sodas, Hansen's(r) energy and functional drinks, Energade(r) energy sports drinks, E2O Energy Water(r) drinks and smoothies in cans. The increase in sales was also offset by an increase in total discounts, allowances and promotional payments to support the overall increase in the level of sales.

     Gross Profit. Gross profit was $30.3 million for the three-months ended March 31, 2005, an increase of $16.4 million or 118.1% higher than the gross profit for the three-months ended March 31, 2004 of $13.9 million. Gross profit as a percentage of net sales, increased to 50.5% for the three-months ended March 31, 2005 from 44.4% for the three-months ended March 31, 2004. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Total Operating Expenses. Total operating expenses were $15.6 million for the three-months ended March 31, 2005, an increase of $5.3 million or 52.1% higher than total operating expenses of $10.3 million for the three-months ended March 31, 2004. Total operating expenses as a percentage of net sales decreased to 26.0% for the three-months ended March 31, 2005 as compared to 32.8% for the three-months ended March 31, 2004. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of selling, general and administrative expenses as a percentage of net sales.

     Selling expenses were $9.0 million for the three-months ended March 31, 2005, an increase of $3.2 million or 56.1% higher than selling expenses of $5.8 million for the three-months ended March 31, 2004. Selling expenses as a percentage of net sales for the three-months ended March 31, 2005 were 15.0% which was lower than selling expenses as a percentage of net sales of 18.4% for the three-months ended March 31, 2004. The increase in selling expenses was primarily attributable to an increase in distribution and warehouse expenses, which increased by $1.6 million, increased expenditures for trade development activities with distributors, which increased by $0.7 million and increased expenditures for merchandise displays, point-of-sale materials and premiums, which increased by $0.4 million.

     General and administrative expenses were $6.6 million for the three-months ended March 31, 2005, an increase of $2.1 million or 47.2% higher than general and administrative expenses of $4.5 million for the three-months ended March 31, 2004. General and administrative expenses as a percentage of net sales for the three-months ended March 31, 2005 were 11.0% which was lower than general and administrative expenses as a percentage of net sales of 14.3% for the three-months ended March 31, 2004. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for administrative and support activities, which increased by $1.2 million, expenses incurred to maintain certain fixed assets, expenses related to the termination of certain distributor agreements, travel expenses, insurance costs and fees for legal and accounting services including services related to the implementation and testing required by the Sarbanes-Oxley Act of 2002, which increased by $0.6 million in total. The decrease in general and administrative expenses as a percentage of net sales was attributable to general and administrative expenses increasing at a lower rate than net sales for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

     Operating Income. Operating income was $14.7 million for the three-months ended March 31, 2005, an increase of $11.1 million or 304.0% higher than operating income of $3.6 million for the three-months ended March 31, 2004. Operating income as a percentage of net sales increased to 24.5% for the three-months ended March 31, 2005 from 11.6% for the three-months ended March 31, 2004. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

     Net Nonoperating Income/Expense. Net nonoperating income was $118,000 for the three-months ended March 31, 2005, an increase of $128,000 from net non-operating expense of $11,000 for the three-months ended March 31, 2004. The increase in net-operating income and decrease in net non-operating expense was primarily attributable to increased interest revenue earned on the Company's invested cash balances as well as decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2005 was $6.0 million as compared to provision for income taxes of $1.5 million for the comparable period in 2004. The effective combined federal and state tax rate for the three-months ended March 31, 2005 was 40.4%, which was higher than the effective tax rate of 39.9% for the three-months ended March 31, 2004 due to the increase in income before provision for income taxes, to a level which resulted in an increase in the effective federal tax rate, which was partially offset by a decrease in state taxes due to the apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $8.8 million for the three-months ended March 31, 2005, an increase of $6.7 million or 305.1% higher than net income of $2.2 million for the three-months ended March 31, 2004. The increase in net income was attributable to the increase in gross profit of $16.4 million and increase in nonoperating income of $128,000 which was partially offset by the increase in operating expenses of $5.3 million and an increase in provision for income taxes of $4.5 million.

Liquidity and Capital Resources

     As at March 31, 2005, the Company had working capital of $51.0 million, as compared to working capital of $41.6 million as at December 31, 2004. Net cash provided by operating activities was $9.6 million for the three-months ended March 31, 2005 as compared to net cash provided by operating activities of $2.0 million in the comparable period in 2004. For the three-months ended March 31, 2005, cash provided by operating activities was attributable to net income earned after adjustments for the effect of certain non-cash expenses, primarily depreciation and other amortization as well as increases in accounts payable, income taxes payable, accrued liabilities and decreases in prepaid expenses and other current assets which was partially offset by increases in accounts receivable, inventories and deferred tax assets and decrease in accrued compensation. The increase in accounts receivable was attributable primarily to increased sales during the period. Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademark licenses and trademarks, repayment of our line of credit and payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash and working capital funds.

     Net cash used in investing activities was $248,000 for the three-months ended March 31, 2005 as compared to net cash used in investing activities of $344,000 in the comparable period in 2004. In the three-months ended March 31, 2005, cash used in investing activities was primarily attributable to acquisitions of property and equipment which was partially offset by proceeds from the sale of property and equipment and a decrease in deposits and other assets. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(r) brand, as well as the introduction of new product lines.

     Net cash provided by financing activities was $252,000 for the three-months ended March 31, 2005 as compared to net cash used in financing activities of $42,000 for the comparable period in 2004. For the three-months ended March 31, 2005, cash provided by financing activities was primarily attributable to proceeds received from the issuance of common stock which was partially offset by principal payments of long-term debt.

     HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks, trademark licenses and certain equipment. The revolving line of credit remains in full force and effect through June 2006. Interest on borrowings under the line of credit is based on bank's base (prime) rate, less up to 1.5% or the LIBOR rate, plus an additional percentage of up to 1.75%, depending upon certain financial ratios of HBC from time to time. At March 31, 2005, HBC had no balances outstanding under the credit facility.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios. The Company was in compliance with its covenants at March 31, 2005.

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

     Other commitments represent our obligations under our agreement with the Las Vegas Monorail Company. See also "ITEM 1-NOTE 7, COMMITMENTS & CONTINGENCIES." The following represents a summary of the Company's contractual obligations and related scheduled maturities as of March 31, 2005:

                                                          Payments due by period
                                 ---------------------------------------------------------------------------
                                                   Less than                                     More than
                                      Total         1 year        1-3 years       3-5 years       5 years
-----------------------------    --------------  -------------  --------------  -------------  -------------
Contractual Obligations            $ 1,042,000    $ 1,042,000    $       -        $     -       $      -
-----------------------------    --------------  -------------  --------------  -------------  -------------
Long-Term Debt Obligations             231,846         83,707         148,139
-----------------------------    --------------  -------------  --------------  -------------  -------------
Capital Lease Obligations              291,239        271,302          19,937
-----------------------------    --------------  -------------  --------------  -------------  -------------
Operating Lease Obligations          4,784,837        994,336       2,762,161      1,028,340
-----------------------------    --------------  -------------  --------------  -------------  -------------
Purchase Obligations                15,373,100      5,759,073       9,614,027
-----------------------------    --------------  -------------  --------------  -------------  -------------
                                  $ 21,723,022    $ 8,150,418    $ 12,544,264    $ 1,028,340    $      -
                                 ==============  =============  ==============  =============  =============


     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment through March 31, 2006. Based on the Company's current plans, at this time the Company estimates that capital expenditures are likely to be less than $5 million during 2005. However, future business opportunities may cause a change in this estimate.

Sales

     The table set forth below discloses selected quarterly data regarding sales for the first three-months of the past two years. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

     Sales of beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Unit case volume of the Company means number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by the Company. Sales of food bars are expressed in actual cases. A case of food bars is defined as ninety 1.76-ounce bars.

     The Company's quarterly results of operations reflect seasonal trends that management believes are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company's experience with its energy drink products, although of short duration, suggests that they are less seasonal than traditional beverages. As the percentage of the Company's sales that are represented by such products increases, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products, soda concentrates and food products and increased advertising and promotional expenses.


                                                        (In Thousands)
                                                 Three-months ended March 31,
                                                    2005              2004
                                                 ----------        ----------
Case Sales                                            9,295             5,368

Net Sales                                           $60,014          $ 31,299

     See ITEM 2, "Our Business" for additional information related to the increase in sales.

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

     At March 31, 2005, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended March 31, 2005, the net impact on the Company's pre-tax earnings would have been insignificant.

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

None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HANSEN NATURAL CORPORATION
                                             Registrant


Date:  May 10, 2005                     /s/ RODNEY C. SACKS
                                        -------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:  May 10, 2005                     /s/ HILTON H. SCHLOSBERG
                                        ------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer