Form 10-K/A
period 2004-12-31
HANSEN NATURAL CORP
filed 2005-06-22
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1
                                   (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                           on which registered
       -------------------                           -----------------------
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

                                EXPLANATORY NOTE

     Hansen Natural Corporation (the "Company") is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2004, as filed on March 16, 2005 (the "Original Filing") to correct an inadvertent error in Section 4 of the certifications filed as Exhibits 31.1 and 31.2 to the Form 10-K. There are no other changes to these certifications or to the Form 10-K. Because no financial statements are being filed with this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as described herein, this Amendment No. 1 on Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION


/s/ RODNEY C. SACKS             Rodney C. Sacks           Date:   June 20, 2005
------------------------        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                                 Date
------------------------    ----------------------------------    -------------

/s/ RODNEY C. SACKS         Chairman of the Board of Directors    June 20, 2005
------------------------    and Chief Executive Officer
Rodney C. Sacks             (principal executive officer)

/s/ HILTON H. SCHLOSBERG    Vice Chairman of the Board of         June 20, 2005
------------------------    Directors, President, Chief
Hilton H. Schlosberg        Operating Officer, Chief Financial
                            Officer and Secretary (principal
                            financial officer, controller and
                            principal accounting officer)

/s/ NORMAN C. EPSTEIN       Director                              June 20, 2005
------------------------
Norman C. Epstein

/s/ BENJAMIN M. POLK        Director                              June 20, 2005
------------------------
Benjamin M. Polk

/s/ SYDNEY SELATI           Director                              June 20, 2005
------------------------
Sydney Selati

/s/ HAROLD C. TABER, JR.    Director                              June 20, 2005
------------------------
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ       Director                              June 20, 2005
------------------------
Mark S. Vidergauz

                               INDEX TO EXHIBITS


---------- --------------------------------------------------------------------
Exhibit
Number                            Description
---------- --------------------------------------------------------------------
31.1 Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
---------- --------------------------------------------------------------------
31.2 Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
---------- --------------------------------------------------------------------