Form 10-Q
period 2005-06-30
HANSEN NATURAL CORP
filed 2005-08-09
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2005      Commission file number 0-18761


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

                                   Yes X  No___


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X  No___


     The Registrant had 11,051,103 shares of common stock outstanding as of July 18, 2005.

                   HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                                  JUNE 30, 2005

                                      INDEX



                                                                        Page No.
                                                                        --------

Part I.      FINANCIAL INFORMATION
-------
Item 1.      Condensed Consolidated Financial Statements (Unaudited)

             Condensed  Consolidated  Balance  Sheets as of
             June 30,  2005 and December 31, 2004                           3

             Condensed Consolidated Statements of Income for the three-and
             six-months ended June 30, 2005 and 2004                        4

             Condensed Consolidated Statements of Cash Flows for the
             six-months ended June 30, 2005 and 2004                        5

             Notes to Condensed Consolidated Financial Statements           7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           17

Item 3.      Qualitative and Quantitative Disclosures about Market Risk    33

Item 4.      Controls and Procedures                                       33


Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             33

Items 2-5.   Not Applicable

Item 6.      Exhibits                                                      34

             Signatures                                                    34

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (Unaudited)
-----------------------------------------------------

                                                                                June 30,           December 31,
                                                                                  2005                 2004
                                                                           -------------------   -----------------

                                ASSETS
                                ------
CURRENT ASSETS:
Cash and cash equivalents                                                       $  33,428,058        $  3,676,119
Short-term investments                                                                                 17,300,000
Accounts receivable (net of allowance for doubtful accounts, sales returns and cash discounts of $2,049,610 in 2005 and
   $1,252,101 in 2004 and promotional allowances of
   $7,374,448 in 2005 and $6,269,744 in 2004)                                      31,704,449          12,650,055
Inventories, net                                                                   27,801,342          22,406,054
Prepaid expenses and other current assets                                             501,098             638,967
Prepaid income taxes                                                                  609,899
Deferred income tax asset                                                           4,567,804           3,708,942
                                                                           -------------------   -----------------
     Total current assets                                                          98,612,650          60,380,137

PROPERTY AND EQUIPMENT, net                                                         3,310,863           2,964,064

INTANGIBLE AND OTHER ASSETS:
Trademarks (net of accumulated amortization of
     $247,348 in 2005 and $219,264 in 2004)                                        18,323,720          18,351,804
Deposits and other assets                                                             769,452             326,312
                                                                           -------------------   -----------------
     Total intangible and other assets                                             19,093,172          18,678,116
                                                                           -------------------   -----------------
                                                                                $ 121,016,685        $ 82,022,317
                                                                           ===================   =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                $  26,534,330        $ 14,542,753
Accrued liabilities                                                                 2,512,086           1,582,968
Accrued compensation                                                                2,095,066           1,831,627
Current portion of long-term debt                                                     670,215             437,366
Income taxes payable                                                                                      346,449
                                                                           -------------------   -----------------
     Total current liabilities                                                     31,811,697          18,741,163

LONG-TERM DEBT, less current portion                                                  165,297             146,486

DEFERRED INCOME TAX LIABILITY                                                       4,973,801           4,563,439

COMMITMENTS AND CONTINGENCIES (NOTE 8)                                                      -                   -

SHAREHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized;
     11,238,364 shares issued, 11,031,603 outstanding in 2005;
     11,119,864 shares issued, 10,913,013 outstanding in 2004 -
     (Pre-split, Notes 6 & 7)                                                          56,192              55,599
Additional paid-in capital                                                         17,217,198          15,813,541
Retained earnings                                                                  67,607,045          43,516,634
Common stock in treasury, at cost; 206,761 shares in 2005 and 2004                   (814,545)           (814,545)
                                                                           -------------------   -----------------
     Total shareholders' equity                                                    84,065,890          58,571,229
                                                                           -------------------   -----------------
                                                                                $ 121,016,685        $ 82,022,317
                                                                           ===================   =================

     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE-AND SIX-MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
---------------------------------------------------------------------

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                   -----------------------------------------------------------------
                                                        2005             2004             2005              2004
                                                   --------------   --------------   --------------   --------------
NET SALES                                           $ 85,440,555     $ 46,063,543     $145,454,827     $ 77,362,326
COST OF SALES                                         40,513,477       25,304,614       70,198,431       42,695,576
                                                   --------------   --------------   --------------   --------------
GROSS PROFIT                                          44,927,078       20,758,929       75,256,396       34,666,750
OPERATING EXPENSES:
Selling, general and administrative                   19,558,402       12,335,494       35,149,974       22,578,732
Amortization of trademarks                                13,838           19,269           28,084           39,365
                                                   --------------   --------------   --------------   --------------
     Total operating expenses                         19,572,240       12,354,763       35,178,058       22,618,097
                                                   --------------   --------------   --------------   --------------
OPERATING INCOME                                      25,354,838        8,404,166       40,078,338       12,048,653
NET NONOPERATING
     INCOME (EXPENSE)                                    253,876           (8,434)         371,394          (19,048)
                                                   --------------   --------------   --------------   --------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                 25,608,714        8,395,732       40,449,732       12,029,605

PROVISION FOR INCOME TAXES                            10,363,016        3,317,583       16,359,321        4,768,175
                                                   --------------   --------------   --------------   --------------
NET INCOME                                          $ 15,245,698     $  5,078,149     $ 24,090,411     $  7,261,430
                                                   ==============   ==============   ==============   ==============
NET INCOME PER COMMON SHARE:
     Basic (Notes 6 & 7)                            $       0.69     $       0.24     $       1.09     $       0.35
                                                   ==============   ==============   ==============   ==============
     Diluted (Notes 6 & 7)                          $       0.63     $       0.22     $       0.99     $       0.31
                                                   ==============   ==============   ==============   ==============
NUMBER OF COMMON SHARES USED IN PER SHARE COMPUTATIONS:
     Basic (Notes 6 & 7)                              21,951,404       21,041,360       22,030,514       20,955,450
                                                   ==============   ==============   ==============   ==============
     Diluted (Notes 6 & 7)                            24,385,238       23,364,620       24,320,754       23,183,736
                                                   ==============   ==============   ==============   ==============
                               See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited) Continued
---------------------------------------------------------------------

                                                                                June 30,             June 30,
                                                                                  2005                 2004
                                                                           ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $24,090,411           $7,261,430
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Amortization of trademark license and trademarks                                 28,084               39,365
     Depreciation and other amortization                                             430,808              356,472
     Loss/(gain) on disposal of property and equipment                               151,034               (4,869)
     Deferred income taxes                                                          (448,500)          (1,201,562)
     Provision for doubtful accounts                                                 122,701              142,331
     Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                     (19,177,095)          (8,276,251)
         Inventories                                                              (5,395,288)          (1,970,525)
         Prepaid expenses and other current assets                                   137,869              (60,763)
         Prepaid income taxes                                                       (609,899)
         Accounts payable                                                         11,991,577            6,368,902
         Accrued liabilities                                                         929,118            1,104,471
         Accrued compensation                                                        263,439             (223,598)
         Income taxes payable                                                        362,004            2,944,281
                                                                           ------------------   ------------------
             Net cash provided by operating activities                            12,876,263            6,479,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                               (6,300,000)
Sale of short-term investments                                                    23,600,000
Purchases of property and equipment                                                 (814,085)            (703,283)
Proceeds from sale of property and equipment                                         178,571               15,850
Increase in trademark license and trademarks                                               -              (13,403)
Increase in deposits and other assets                                                (20,575)             (63,153)
                                                                           ------------------   ------------------
             Net cash provided by (used in) investing activities                  16,643,911             (763,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                (464,032)            (112,153)
Issuance of common stock                                                             695,797              770,690
                                                                           ------------------   ------------------
             Net cash provided by financing activities                               231,765              658,537

                                                                           ------------------   ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         29,751,939            6,374,232
CASH AND CASH EQUIVALENTS, beginning of year                                       3,676,119            1,098,785
                                                                           ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of period                                         $33,428,058           $7,473,017
                                                                           ==================   ==================

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                                                    $    30,809           $   16,968
                                                                           ==================   ==================
     Income taxes                                                                $17,055,715           $3,025,457
                                                                           ==================   ==================

NON-CASH TRANSACTIONS

     During the six-months ended June 30, 2005, the Company entered into capital leases of $715,692, for the acquisition of promotional vehicles and warehouse equipment.

     During the six-months ended June 30, 2005, the Company reduced income taxes payable and increased prepaid expenses and additional paid-in-capital by an aggregate amount of $708,453 in connection with the exercise of certain stock options.


     See accompanying notes to condensed consolidated financial statements.

1.      BASIS OF PRESENTATION

     Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2004, for a summary of significant policies utilized by Hansen Natural Corporation ("Hansen" or "Company") and its wholly-owned subsidiaries, Hansen Beverage Company ("HBC") and Hard e Beverage Company ("HEB"), and other disclosures, which should be read in conjunction with this report. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. ("Blue Sky") and Hansen Junior Juice Company ("Junior Juice").

     The Company's financial statements included in Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and Securities and Exchange Commission ("SEC") rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the six-months ended June 30, 2005 and 2004 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

     Cash & cash equivalents and short-term investments - The Company invests cash available in various investments from time to time including, but not limited to, investments of the following nature: auction rate securities, corporate bank debt, commercial paper, certificates of deposit, U.S. treasury bills, notes and bonds, money market funds and tax exempt securities including municipal notes. Such investments that have a maturity dates of ninety days or less are included in "Cash and cash equivalents" whereas those investments that have maturity dates in excess of ninety days are included in "Short-term investments." The Company did not have an investment in auction rate securities at June 30, 2005. As a result, we reclassified $17.3 million from "Cash and cash equivalents" to "Short-term investments" in our Condensed Consolidated Balance Sheet as of December 31, 2004. This reclassification has no impact on previously reported total current assets, total assets, working capital, or results of operations and does not affect previously reported cash flows from operating or financing activities.

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

     Trademarks - Trademarks represents the Company's exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. The Company amortizes its trademarks with a finite life (as discussed below) over 5 to 20 years. Upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company ceased the amortization of indefinite life assets. The following provides additional information concerning the Company's trademarks as of June 30, 2005 and December 31, 2004:

                                           June 30,             December 31,
                                             2005                   2004
                                     --------------------   --------------------
Amortizing trademarks                       $ 1,169,248            $ 1,169,248
Accumulated amortization                       (247,348)              (219,264)
                                     --------------------   --------------------
                                                921,900                949,984
Non-amortizing trademarks                    17,401,820             17,401,820
                                     --------------------   --------------------
                                           $ 18,323,720           $ 18,351,804
                                     ====================   ====================


     All amortizing trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 5 to 20 years (weighted average life of 19 years). The straight-line method of amortization allocates the cost of the trademarks to earnings over the period of expected benefit. Total amortization expense during the six-months ended June 30, 2005 and 2004 was $28,084 and $39,365, respectively. As of June 30, 2005, future estimated amortization expense related to amortizing trademarks through the year ending December 31, 2010 is:

                 2005 - Remainder          $27,676
                 2006                       55,351
                 2007                       55,351
                 2008                       55,202
                 2009                       55,202
                 2010                       55,202

     Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or reasonably determinable and collectibility is reasonably assured. Management believes an adequate provision has been made for estimated returns, allowances and cash discounts based on the Company's historical experience, which are accounted for as a reduction of gross sales.

     Net Sales - Net sales consists of sales recorded at the time the related products are shipped and the risk of ownership and title have passed, less allowances for returns, spoilage, discounts and promotional allowances recorded in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9.

     Cost of Sales - Cost of sales consists of the costs of raw materials utilized in the manufacture of our products, co-packing fees, in-bound freight charges as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company's finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, ingredients and packaging materials.

     Operating Expenses - Operating expenses include selling expenses such as distribution expenses to transport our products to our customers, expenses including advertising, sampling and in-store demonstration costs, material costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include general and administrative costs such as payroll costs, travel costs, professional service fees, depreciation and other general and administrative costs.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses amounted to $8.1 million and $5.4 million for the six-months ended June 30, 2005 and 2004, respectively. Advertising expenses were included in selling, general and administrative expenses with the exception of coupon expenses, which were included as a reduction of gross sales. In addition, the Company supports its customers, including distributors, with promotional allowances, portion of which are utilized for marketing and indirect advertising by them. Portion of the promotional allowances payable to customers are based on the levels of sales to such customers and, in certain instances, the amount of such allowances are estimated by the Company. If actual promotional allowances when ultimately determined differ from such estimates, promotional allowances could, to the extent based on estimates, require adjustment. Such promotional allowances amounted to $25.2 million and $13.5 million for the six-months ended June 30, 2005 and 2004, respectively and are included as a reduction of gross sales.

     Change in Accounting for Promotional Allowances - The Financial Accounting Standards Board's ("FASB") EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products requires certain sales promotions and customer allowances (based on criteria within EITF Issue No. 01-9) to be classified as a reduction of net sales or as cost of goods sold instead of selling, general and administrative expenses. The effect of the accounting related to EITF Issue No. 01-9 for the six-months ended June 30, 2005 was to decrease net sales and decrease selling, general and administrative expenses by $27.8 million and for the six-months ended June 30, 2004 was to decrease net sales by $14.5 million, increase cost of goods sold by $46,000 and decrease selling, general and administrative expenses by $14.6 million.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the three-months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below. Additionally, the effect of the stock split, which was effective August 8, 2005, has been given effect to in the presentation below (Note 6).




                                                                Six Months Ended June 30,
                                                              ----------------------------
                                                                    2005          2004
                                                                -------------  -----------
Net income, as reported                                          $24,090,411    $7,261,430
Less:  Total stock based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                      979,203       150,953
                                                                -------------  ------------
Net income, pro forma                                            $23,111,208    $7,110,477
                                                                =============  ============

Net income per common share, as reported - Basic                 $      1.09    $     0.35
Net income per common share, as reported - Diluted               $      0.99    $     0.31

Net income per common share, pro-forma - Basic                   $      1.05    $     0.34
Net income per common share, pro-forma - Diluted                 $      0.95    $     0.31


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
                                              Risk-Free
Year  Dividend Yield  Expected Volatility   Interest Rate      Expected Lives
----  --------------  -------------------  ---------------     --------------
2005        0%               74%                  4.4%             7 years
2004        0%               38%                  4.0%             8 years

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

     In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision in SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

     In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This standard is effective for the Company as of January 1, 2006. Management has not completed their evaluation of the effect of these new rules on the Company's financial statements.

     In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

4.   INVENTORIES

     Inventories consist of the following at:

                                                  June 30,         December 31,
                                                    2005               2004
                                               -------------      -------------
Raw Materials                                   $ 11,629,208      $  6,449,521
Finished Goods                                    16,172,134        15,956,533
                                               -------------      -------------
                                                $ 27,801,342      $ 22,406,054
                                               =============      =============

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at:

                                                  June 30,         December 31,
                                                    2005               2004
                                               -------------      -------------
Leasehold improvements                            $ 433,768          $ 268,068
Furniture and office equipment                    1,383,558          1,193,741
Equipment                                         1,170,921          1,488,571
Vehicles                                          2,011,857          2,359,264
                                               -------------      -------------
                                                  5,000,104          5,309,644
Less accumulated depreciation and amortization   (1,689,241)        (2,345,580)
                                               -------------      -------------
                                                $ 3,310,863        $ 2,964,064
                                               =============      =============

6.   STOCK SPLIT

     On July 13, 2005, the Board of Directors approved a two-for-one stock split to be effected in the form of a 100% stock dividend which will be paid on August 8, 2005 to shareholders of record on August 1, 2005. All per-share and certain outstanding share information has been presented to reflect the stock split.

7.   EARNINGS PER SHARE

     On July 19, 2005, the Company declared a two-for-one stock split to be effected by a 100% stock dividend. The dividend was distributed on August 8, 2005. The increased share capital after giving effect to the stock dividend has been used to calculate the number of shares outstanding for purposes of our presentation of earnings per share.

     A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2005 and 2004 is presented below:


                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                               --------------------------  --------------------------
                                                   2005          2004         2005           2004
                                               ------------  ------------  ------------  ------------
Weighted-average shares outstanding:
      Basic - Pre-Split (Note 6)                10,975,702    10,520,680    11,015,257    10,477,725
      Effect of stock split                     10,975,702    10,520,680    11,015,257    10,477,725
                                               ------------  ------------  ------------  ------------
      Basic                                     21,951,404    21,041,360    22,030,514    20,955,450

      Dilutive securities - Pre-Split (Note 6)   1,216,917     1,161,630     1,145,120     1,114,143
      Effect of stock split                      1,216,917     1,161,630     1,145,120     1,114,143
                                               ------------  ------------  ------------  ------------
      Diluted                                   24,385,238    23,364,620    24,320,754    23,183,736
                                               ============  ============  ============  ============

     For the three and six months ended June 30, 2005 and 2004, no options were deemed to have an antidilutive effect and therefore no options outstanding were excluded from the calculations.

8.   COMMITMENTS & CONTINGENCIES

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

     The initial term of the Monorail Agreement commenced in July 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. However due to interruptions in the operations of the Monorail, the commencement date of the initial term was by mutual agreement amended to January 1, 2005. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term.

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

     In June 2005, the Company filed a complaint in California federal court against North American Beverage Company ("NAB") seeking an injunction, damages and other relief arising out of NAB's infringement of the Company's Monster EnergyTM marks through the promotion and advertising of carbonated beverages under the mark "Flathead Lake Monster" with the word "Monster" predominantly displayed. In response, in July 2005, Flathead Lake Monster, Inc. ("Flathead"), a Montana corporation which allegedly licensed the mark "Flathead Lake Monster" to NAB, filed a complaint against the Company in federal court in Montana in which it alleges that it is the licensor of the mark "Flathead Lake Monster" and seeks a declaration that its use of that mark for soda does not infringe the Company's rights in its "Monster Energy" marks. Flathead's complaint also in the alternative claims trademark infringement by the Company "to the extent a court finds a likelihood of confusion" between the parties' marks and seeks an injunction against the Company from using the term "Monster Energy," as well as damages and other relief. The Company believes that its claim against NAB is meritorious based on the bad faith manner in which NAB recently used the name "Flathead Lake Monster" with the word "Monster" predominantly displayed. The Company intends to vigorously oppose Flathead's complaint which it believes is without merit.

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

     The Company purchases various raw material items, including, but not limited to, flavors, ingredients and containers, from a limited number of resources. An interruption in supply from any of such resources could result in the Company's inability to produce certain products for limited or possibly extended period of time. The aggregate value of business conducted with suppliers of such limited resources described above for the six-months ended June 30, 2005 was $27.9 million.

9.      OPERATING SEGMENTS

     The Company has two reportable segments which follow different methods by which certain product groupings (including package format) are managed, sold and delivered to customers, namely: Direct Store Delivery ("DSD") products (substantially all energy drinks) and Warehouse delivery ("Warehouse") products (primarily juice based and soda beverages). The DSD division develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse division develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to "Corporate & Unallocated". The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the six-months ending June 30, 2005 and 2004 is as follows:


                                                 Six-months Ended June 30, 2005
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------

Net sales                          $105,847,611     $ 39,607,216     $        -       $145,454,827
Contribution margin                  44,252,608        2,887,951                        47,140,559
Corporate & unallocated expenses                                       (7,062,221)      (7,062,221)
Operating income                                                                        40,078,338
Net nonoperating income (expense)       (12,806)          (6,299)         390,499          371,394
Income before provision for
     income taxes                                                                       40,449,732
Depreciation & amortization             170,824           15,210          244,774          430,808
Trademark amortization                        -           22,030            6,054           28,084


                                                 Six-months Ended June 30, 2004
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------
Net sales                          $ 45,212,490     $ 32,149,581     $        255     $ 77,362,326
Contribution margin                  14,495,334        2,478,395                        16,973,729
Corporate & unallocated expenses                                       (4,925,076)      (4,925,076)
Operating income                                                                        12,048,653
Net nonoperating income (expense)        (8,129)          (8,797)          (2,122)         (19,048)
Income before provision for
     income taxes                                                                       12,029,605
Depreciation & amortization             140,495           23,990          191,987          356,472
Trademark amortization                        -           22,030           17,335           39,365


     The accounting  policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies." All revenue is derived from sales to external customers. Expenses that pertain to each segment are allocated to the segment concerned. Expenses related to general support and administrative functions are not allocated and are presented under "Corporate & Unallocated." Such corporate and unallocated expenses were $7.1 million for the six-months ended June 30, 2005 and included $3.8 million of payroll costs and $1.2 million of professional service expenses including accounting and legal costs. Corporate and unallocated expenses were $4.9 million for the six-months ended June 30, 2004 and included $2.5 million of payroll costs and $1.1 million of professional service expenses including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

     One customer made up approximately 18% and 11% of the Company's net revenues for the six-months ended June 30, 2005 and 2004, respectively. Such customer is a customer of the DSD segment.

     The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ending June 30, 2005 and 2004 is as follows:


                                                 Three-months Ended June 30, 2005
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------

Net sales                          $ 64,318,370     $ 21,122,185     $        -       $ 85,440,555
Contribution margin                  27,577,482        1,333,041                        28,910,523
Corporate & unallocated expenses                                       (3,555,685)      (3,555,685)
Operating income                                                                        23,354,838
Net nonoperating income (expense)        (8,040)          (2,698)         264,624          253,876
Income before provision for
     income taxes                                                                       25,608,714
Depreciation & amortization             107,951            7,706          131,598          247,255
Trademark amortization                        -           11,015            2,823           13,838


                                                 Three-months Ended June 30, 2004
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------
Net sales                          $ 28,613,967     $ 17,449,320     $        256     $ 46,063,543
Contribution margin                   9,795,689        1,176,048                        10,971,737
Corporate & unallocated expenses                                       (2,567,571)      (2,567,571)
Operating income                                                                         8,404,166
Net nonoperating income (expense)        (3,364)          (4,027)          (1,043)          (8,434)
Income before provision for
     income taxes                                                                        8,395,732
Depreciation & amortization              78,047           11,995           78,849          168,891
Trademark amortization                     -              11,015            8,254           19,269

     Corporate and unallocated expenses were $3.6 million for the three-months ended June 30, 2005 and included $1.9 million of payroll costs and $617,000 of professional service expenses including accounting and legal costs. Corporate and unallocated expenses were $2.6 million for the three-months ended June 30, 2004 and included $1.3 million of payroll costs and $614,000 of professional service expenses including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

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

     During the second quarter of 2005, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

    In 2004, we introduced a carbonated Lost(r) Energy drink in 16-ounce cans, a carbonated Monster Energy(tm) "Assault"(tm) energy drink in 16-ounce cans, a new line of Blue Sky natural tea sodas in 12-ounce cans, Hansen's Energy Drinks in 16-ounce cans, Rumba(tm) Energy Juice in 15.5-once cans and also introduced a new line of lo-carb smoothies in 11.5-ounce cans. In the first quarter of 2005 we introduced Joker(tm) Energy Drinks in 16-ounce cans as well as light juices and new juice blends. In the second quarter of 2005, we introduced Monster EnergyTM and Lo-Carb Monster EnergyTM in 23.5-ounce cans and Monster EnergyTM, Lo-Carb Monster EnergyTM and Monster EnergyTM "Assault" in 8.3-ounce cans. In the third quarter of 2005, the Company will be introducing a Monster EnergyTM "Khaos" energy drink in 16-ounce cans, a Lost(r) Five.0 energy drink and Lost(r) Perfect 10 energy drink in 16-ounce cans as well as a diet Grapefruit soda in 12-ounce cans.

     During the second quarter of 2005, we entered into several new distribution agreements for the sale of certain products in the ordinary course. We intend to continue building our national distributor network and sales force throughout the remainder of 2005 to support and grow the sales of our products.

     We again achieved record sales in the second quarter of 2005. The increase in net sales for the three-months ended June 30, 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which includes our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, as well as sales of our Monster EnergyTM "Assault"TM energy drinks which were introduced in September 2004, increases in sales by volume, primarily of Hansen's(r) and Junior Juice(r) children's juice drinks in aseptic packaging and Hansen's(r) apple juice and juice blends. The increase in net sales was also attributable, to a lesser extent, to sales of Lost(r) Energy drinks which were introduced in January 2004 and JokerTM energy drinks in 16-ounce cans which were introduced in January 2005 and RumbaTM energy juice, which was introduced in December 2004. The increase in net sales was partially offset by lower sales by volume of Hansen's(r) energy and functional drinks including Deuce energy in 16-ounce cans, private label isotonic beverages, E2O Energy Water(r) drinks and smoothies in cans. The increase in net sales was also partially offset by an increase in total discounts, allowances and promotional payments. Net sales was also offset by increased spending on specific promotions, particularly for apple juice and juice blends in accordance with the WIC program, that began in July 2004.

     Gross profit for the three months ended June 30, 2005, as a percentage of net sales, was 52.6% which was higher than the 45.1% gross profit as a percentage of net sales for the three months ended June 30, 2004. Additionally, for the six months ended June 30, 2005, gross profit as a percentage of net sales, was 51.7% which was higher than the 44.8% gross profit percentage achieved in the six months ended June 30, 2004. The increase in gross profit percentage was primarily due to a change in the Company's product mix due primarily to increased sales of certain product lines with higher gross margins.

     During the three months ended June 30, 2005, sales shipped outside of California were 62.0% of our aggregate gross sales, as compared to 59.7% of our aggregate gross sales for the comparable period in 2004. During the six months ended June 30, 2005, sales shipped outside of California, represented 60.2% of our aggregate gross sales, as compared to approximately 55.2% of our aggregate sales in the six months ended June 30, 2004. During the three months ended June 30, 2005, sales to distributors outside the United States amounted to $1.6 million, as compared to $0.6 million for the three months ended June 30, 2004, which was less than 2% of gross sales for each period respectively. Sales to distributors outside the United States, during the six months ended June 30, 2005, amounted to $2.3 million compared to $0.9 million in the six months ended June 30, 2004, accounting for less than 2% and 1% of our gross sales for each period respectively.

     Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Sales to our various customer types are reflected below. The allocations below reflect changes made by the Company to the categories historically reported.

                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                --------------   --------------
                                                 2005    2004     2005    2004
                                                ------  ------   ------  ------
Retail Grocery, specialty chains and wholesalers  18%     21%      20%     23%
Club stores, drug & mass merchandisers            11%     14%      11%     15%
Full service distributors                         65%     53%      63%     50%
Health food distributors                           4%      7%       4%      8%

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

     On July 12, 2004, we commenced exclusive contracts with the State of California, Department of Health Services Women, Infant and Children Supplemental Nutrition Branch ("WIC"), to supply 100% Apple juice and 100% blended juice in 64-ounce PET plastic bottles.

     We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

     The following table sets forth key statistics for the three- and six-months ended June 30, 2005 and 2004, respectively.


                                   Three-Months Ended          Percentage             Six-Months Ended           Percentage
                                        June 30,                 Change                   June 30,                 Change
                            ---------------------------------  ------------   --------------------------------- -------------
                                 2005             2004          05 vs. 04          2005             2004         05 vs. 04
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------

Gross sales, net of
  discounts & returns *        $102,499,664     $ 57,120,726         79.4%       $175,461,754     $ 95,209,244         84.3%
Less:  Allowances and
   promotional
   payments **                   17,059,109       11,057,183         54.3%         30,006,927       17,846,918         68.1%
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Net sales                        85,440,555       46,063,543         85.5%        145,454,827       77,362,326         88.0%
Cost of sales                    40,513,477       25,304,614         60.1%         70,198,431       42,695,576         64.4%
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Gross profit                     44,927,078       20,758,929        116.4%         75,256,396       34,666,750        117.1%
Gross profit margin                   52.6%            45.1%                            51.7%            44.8%

Selling, general and
   administrative
   expenses                      19,558,402       12,335,494         58.6%         35,149,974       22,578,732         55.7%
Amortization of
   trademark                         13,838           19,269        (28.2%)            28,084           39,365        (28.7%)
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Operating income                 25,354,838        8,404,166        201.7%         40,078,338       12,048,653        232.6%
Operating income as a
   percent of net sales               29.7%            18.2%                            27.6%            15.6%

Net nonoperating
   income (expense)                 253,876           (8,434)    (3,110.1%)           371,394          (19,048)    (2,049.8%)
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Income before
   provision for income
   taxes                         25,608,714        8,395,732        205.0%         40,449,732       12,029,605        236.3%

Provision for income
   taxes                         10,363,016        3,317,583        212.4%         16,359,321        4,768,175        243.1%
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Effective tax rate                    40.5%            39.5%                            40.4%            39.6%

Net income                     $ 15,245,698      $ 5,078,149        200.2%       $ 24,090,411      $ 7,261,430        231.8%
                            ================ ================  ============   ================ ================ =============
Net income as a
   percent of net sales               17.8%            11.0%                            16.6%             9.4%

Net income per common share (post-split):
   Basic (Notes 6 & 7)         $       0.69      $      0.24                     $       1.09      $      0.35
   Diluted (Notes 6 & 7)       $       0.63      $      0.22                     $       0.99      $      0.31

Case Sales (in thousands) (in 192-ounce case equivalents)
                                     12,368            7,605         62.6%             21,663           12,973         67.0%



* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by the Company's internal reporting requirements. However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask from certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of the Company's operating performance. Gross sales may not be realized in the form of cash receipts as promotional payment and allowances may be deducted from payments received from customers.

** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, the presentation of allowances and promotional payments may not be comparable to similar items presented by other companies. The presentation of allowances and promotional payments facilitates an evaluation of the impact thereof on the determination of net sales and illustrates the spending levels incurred to secure such sales. Allowances and promotional payments constitute a material portion of the marketing activities of the Company.

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

     Gross Sales*. For the three-months ended June 30, 2005, gross sales were $102.5 million, an increase of approximately $45.4 million or 79.4% higher than the $57.1 million gross sales for the three-months ended June 30, 2004. The increase in gross sales for the three-months ended June 30, 2005 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products, as discussed in "Net Sales" below.

     Net Sales. For the three-months ended June 30, 2005, net sales were $85.4 million, an increase of approximately $39.4 million or 85.5% higher than net sales of $46.1 million for the three-months ended June 30, 2004. Net sales case volumes increased from 7.6 million cases for the three-months ended June 30, 2004 to 12.4 million cases for the three-months ended June 30, 2005, an increase of 4.8 million cases or 62.6%. The overall average net sales price per case also increased to $6.91 per case for the three-months ended June 30, 2005 from $6.06 for the three-months ended June 30, 2004, an increase of 14.0%. The increase in the average net sales prices was due to an increase in the proportion of case sales derived from higher priced products as described below.

     The increase in net sales for the three-months ended June 30, 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which includes our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, as well as sales of our Monster EnergyTM "Assault"TM energy drinks which were introduced in September 2004, increases in sales by volume, primarily of Hansen's(r) and Junior Juice(r) children's juice drinks in aseptic packaging and Hansen's(r) apple juice and juice blends. The increase in net sales was also attributable, to a lesser extent, to sales of Lost(r) Energy drinks which were introduced in January 2004 and JokerTM energy drinks in 16-ounce cans which were introduced in January 2005 and RumbaTM energy juice, which was introduced in December 2004. The increase in net sales was partially offset by lower sales by volume of Hansen's(r) energy and functional drinks including Deuce energy in 16-ounce cans, private label isotonic beverages, E2O Energy Water(r) drinks and smoothies in cans. The increase in net sales was also partially offset by an increase in total discounts, allowances and promotional payments including increased spending on specific promotions, particularly for apple juice and juice blends in accordance with the WIC program, that began in July 2004. Overall, allowances and promotional payments increased 54.3%, or $6.0 million from $11.1 million for the three-months ended June 30, 2004 to $17.1 million for the three-months ended June 30, 2005.

     Gross Profit. Gross profit was $44.9 million for the three-months ended June 30, 2005, an increase of approximately $24.2 million or 116.4% higher than the gross profit for the three-months ended June 30, 2004 of $20.8 million. Gross profit as a percentage of net sales, increased to 52.6% for the three-months ended June 30, 2005 from 45.1% for the three-months ended June 30, 2004. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Gross profit may not be comparable to those of other entities since some entities include all costs associated with their distribution process in cost of sales whereas others exclude certain costs including them instead in another line item such as selling, general and administrative expenses.

     Total Operating Expenses. Total operating expenses were $19.6 million for the three-months ended June 30, 2005, an increase of approximately $7.2 million or 58.4% higher than total operating expenses of $12.4 million for the three-months ended June 30, 2004. Total operating expenses as a percentage of net sales decreased to 22.9% for the three-months ended June 30, 2005 as compared to 26.8% for the three-months ended June 30, 2004. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of selling, general and administrative expenses as a percentage of net sales.

     Selling expenses were $12.7 million for the three-months ended June 30, 2005, an increase of approximately $5.3 million or 71.8% higher than selling expenses of $7.4 million for the three-months ended June 30, 2004. Selling expenses as a percentage of net sales for the three-months ended June 30, 2005 were 14.8% which was lower than selling expenses as a percentage of net sales of 16.0% for the three-months ended June 30, 2004. The increase in selling expenses was primarily attributable to an increase in distribution and warehouse expenses, which increased by $2.3 million, increased expenditures for merchandise displays, point-of-sale materials and premiums, which increased by $0.8 million and increased expenditures for trade development activities with distributors, which increased by $0.4 million. The increase in selling expense was partially offset by a decrease in expenditures for in-store demonstrations, which decreased by $0.2 million.

     General and administrative expenses were $6.9 million for the three-months ended June 30, 2005, an increase of approximately $1.9 million or 38.9% higher than general and administrative expenses of $5.0 million for the three-months ended June 30, 2004. General and administrative expenses as a percentage of net sales for the three-months ended June 30, 2005 were 8.0% which was lower than general and administrative expenses as a percentage of net sales of 10.8% for the three-months ended June 30, 2004. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for administrative and support activities, which increased by $0.6 million, expenses incurred to maintain certain fixed assets, expenses related to the termination of certain distributor agreements, travel and entertainment expenses and insurance costs, which increased by $1.0 million in total. The decrease in general and administrative expenses as a percentage of net sales was attributable to general and administrative expenses increasing at a lower rate than net sales for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

     Operating Income. Operating income was $25.4 million for the three-months ended June 30, 2005, an increase of approximately $17.0 million or 201.7% higher than operating income of $8.4 million for the three-months ended June 30, 2004. Operating income as a percentage of net sales increased to 29.7% for the three-months ended June 30, 2005 from 18.2% for the three-months ended June 30, 2004. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

     Net Nonoperating Income/Expense. Net nonoperating income was $0.3 million for the three-months ended June 30, 2005, an increase of approximately $0.3 million from net non-operating expense of $8,000 for the three-months ended June 30, 2004. The increase in net-operating income and decrease in net non-operating expense was primarily attributable to increased interest revenue earned on the Company's invested cash balances, which have increased significantly over the past year, as well as decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the three-months ended June 30, 2005 was $10.4 million as compared to provision for income taxes of $3.3 million for the comparable period in 2004. The effective combined federal and state tax rate for the three-months ended June 30, 2005 was 40.5%, which was higher than the effective tax rate of 39.5% for the three-months ended June 30, 2004 due to the increase in income before provision for income taxes, to a level which resulted in an increase in the effective federal tax rate, which was partially offset by a decrease in state taxes due to the apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $15.2 million for the three-months ended June 30, 2005, an increase of $10.2 million or 200.2% higher than net income of $5.1 million for the three-months ended June 30, 2004. The increase in net income was attributable to the increase in gross profit of approximately $24.2 million and increase in nonoperating income of approximately $0.3 million which was partially offset by the increase in operating expenses of approximately $7.2 million and an increase in provision for income taxes of approximately $7.0 million.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

     Gross Sales*. For the six-months ended June 30, 2005, gross sales were $175.5 million, an increase of approximately $80.3 million or 84.3% higher than the $95.2 million gross sales for the six-months ended June 30, 2004. The increase in gross sales for the six-months ended June 30, 2005 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products, as discussed in "Net Sales" below.

     Net Sales. For the six-months ended June 30, 2005, net sales were $145.5 million, an increase of approximately $68.1 million or 88.0% higher than net sales of $77.4 million for the six-months ended June 30, 2004. Net sales case volumes increased from 13.0 million cases for the six-months ended June 30, 2004 to 21.7 million cases for the six-months ended June 30, 2005, an increase of 8.7 million cases or 67.0%. The overall average net sales price per case also increased to $6.71 per case for the six-months ended June 30, 2005 from $5.96 for the six-months ended June 30, 2004, an increase of 12.6%. The increase in the average net sales prices was due to an increase in the proportion of case sales derived from higher priced products as described below.

     The increase in net sales for the six-months ended June 30, 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which includes our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, as well as sales of our Monster EnergyTM "Assault"TM energy drinks which were introduced in September 2004, increases in sales by volume, primarily of Hansen's(r) apple juice and juice blends and Hansen's(r) and Junior Juice(r) children's juice drinks in aseptic packaging. The increase in net sales was also attributable, to a lesser extent, to sales of JokerTM energy drinks in 16-ounce cans which were introduced in January 2005, Lost(r) Energy drinks which were introduced in January 2004 and RumbaTM energy juice, which was introduced in December 2004. The increase in net sales was partially offset by lower sales by volume of Hansen's(r) energy and functional drinks including Deuce energy in 16-ounce cans, Natural sodas, E2O Energy Water(r) drinks and smoothies in cans. The increase in net sales was also partially offset by an increase in total discounts, allowances and promotional payments including increased spending on specific promotions, particularly for apple juice and juice blends in accordance with the WIC program, that began in July 2004. Overall, allowances and promotional payments increased 68.1%, or $12.2 million from $17.8 million for the six-months ended June 30, 2004 to $30.0 million for the six-months ended June 30, 2005.

     Gross Profit. Gross profit was $75.3 million for the six-months ended June 30, 2005, an increase of approximately $40.6 million or 117.1% higher than the gross profit for the six-months ended June 30, 2004 of $34.7 million. Gross profit as a percentage of net sales increased to 51.7% for the six-months ended June 30, 2005 from 44.8% for the six-months ended June 30, 2004. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Gross profit may not be comparable to those of other entities since some entities include all costs associated with their distribution process in cost of sales whereas others exclude certain costs including them instead in another line item such as selling, general and administrative expenses.

     Total Operating Expenses. Total operating expenses were $35.2 million for the six-months ended June 30, 2005, an increase of approximately $12.6 million or 55.5% higher than total operating expenses of $22.6 million for the six-months ended June 30, 2004. Total operating expenses as a percentage of net sales decreased to 24.2% for the six-months ended June 30, 2005 as compared to 29.2% for the six-months ended June 30, 2004. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of selling, general and administrative expenses as a percentage of net sales.

     Selling expenses were $21.7 million for the six-months ended June 30, 2005, an increase of approximately $8.5 million or 64.9% higher than selling expenses of $13.1 million for the six-months ended June 30, 2004. Selling expenses as a percentage of net sales for the six-months ended June 30, 2005 were 14.9% which was lower than selling expenses as a percentage of net sales of 17.0% for the six-months ended June 30, 2004. The increase in selling expenses was primarily attributable to an increase in distribution and warehouse expenses, which increased by $3.9 million, increased expenditures for trade development activities with distributors, which increased by $1.0 million and increased expenditures for merchandise displays, point-of-sale materials and premiums, which increased by $1.1 million.

     General and administrative expenses were $13.5 million for the six-months ended June 30, 2005, an increase of approximately $4.0 million or 42.8% higher than general and administrative expenses of $9.4 million for the six-months ended June 30, 2004. General and administrative expenses as a percentage of net sales for the six-months ended June 30, 2005 were 9.3% which was lower than general and administrative expenses as a percentage of net sales of 12.2% for the six-months ended June 30, 2004. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for administrative and support activities, which increased by $2.4 million, expenses incurred to maintain certain fixed assets, expenses related to the termination of certain distributor agreements, travel and entertainment expenses, insurance costs and computer related supplies, which increased by $1.7 million in total. The decrease in general and administrative expenses as a percentage of net sales was attributable to general and administrative expenses increasing at a lower rate than net sales for the six months ended June 30, 2005 as compared to the three months ended June 30, 2004.

     Operating Income. Operating income was $40.1 million for the six-months ended June 30, 2005, an increase of approximately $28.0 million or 232.6% higher than operating income of $12.0 million for the six-months ended June 30, 2004. Operating income as a percentage of net sales increased to 27.6% for the six-months ended June 30, 2005 from 15.6% for the six-months ended June 30, 2004. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

     Net Nonoperating Income/Expense. Net nonoperating income was $0.4 million for the six-months ended June 30, 2005, an increase of approximately $0.4 million from net non-operating expense of $19,000 for the six-months ended June 30, 2004. The increase in net non-operating income and decrease in net non-operating expense was primarily attributable to increased interest revenue earned on the Company's invested cash balances, which have increased significantly over the past year, as well as decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the six-months ended June 30, 2005 was $16.4 million as compared to provision for income taxes of $4.8 million for the comparable period in 2004. The effective combined federal and state tax rate for the six-months ended June 30, 2005 was 40.4%, which was higher than the effective tax rate of 39.6% for the six-months ended June 30, 2004 due to the increase in income before provision for income taxes, to a level which resulted in an increase in the effective federal tax rate, which was partially offset by a decrease in state taxes due to the apportionment of sales and related state taxes to various states outside of California.

     Net Income. Net income was $24.1 million for the six-months ended June 30, 2005, an increase of $16.8 million or 231.8% higher than net income of approximately $7.3 million for the six-months ended June 30, 2004. The increase in net income was attributable to the increase in gross profit of $40.6 million and increase in nonoperating income of approximately $0.4 million which was partially offset by the increase in operating expenses of approximately $12.6 million and an increase in provision for income taxes of approximately $11.6 million.

Liquidity and Capital Resources

     Cash flows from operating activities - Net cash provided by operating activities was $12.9 million for the six-months ended June 30, 2005 as compared to $6.5 million in the comparable period in 2004. For the six-months ended June 30, 2005, cash provided by operating activities was primarily attributable to net income earned including adjustments for certain non-cash expenses. In 2005, cash provided by operating activities was reduced due to increases in accounts receivable which was attributable to increased sales volumes as well as increased sales to certain classes of customers who have different payment terms and increases in inventories required to sustain the increased volume in sales. Increases in inventory levels are the direct result of increases in purchasing, which have also directly contributed to the increased balances of accounts payable and accrued liabilities.

     Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, repayment of our line of credit and payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

     Cash flows from investing activities - Net cash provided by in investing activities was $16.6 million for the six-months ended June 30, 2005 as compared to net cash used in investing activities of $764,000 in the comparable period in 2004. For both periods, cash used in investing activities was primarily attributable to acquisitions of fixed assets consisting of computer and office equipment used for sales and administrative activities and promotional vehicles and other equipment to support the marketing and promotional activities of the Company. For the six-months ended June 30, 2005, cash provided by investing activities included purchases and sales of short-term investments, the sale-leaseback of certain promotional vehicles and the sale of certain production equipment that was no longer operational. Management expects that it will continue to use portion of its cash in excess of its requirements for operations to purchase short-term investments. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Hansen's(r) brand, as well as the introduction of new product lines.

     Cash flows from financing activities - Net cash provided by financing activities was $232,000 for the six-months ended June 30, 2005 as compared to net cash provided by financing activities of $659,000 for the comparable period in 2004. For the six-months ended June 30, 2005, cash provided by financing activities was primarily attributable to proceeds received from the issuance of common stock which was partially offset by principal payments of long-term debt. The increase in payments on long-term debt as compared to the comparable period in 2004 related to lease payments made on vehicle leases entered into over the past year.

     Debt and other obligations - HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks and certain equipment. The revolving line of credit remains in full force and effect through June 2006. Interest on borrowings under the line of credit is based on bank's base (prime) rate, less up to 1.5% or the LIBOR rate, plus an additional percentage of up to 1.75%, depending upon certain financial ratios of HBC from time to time. At June 30, 2005, HBC had no balances outstanding under the credit facility.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios. The Company was in compliance with its covenants at June 30, 2005.

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

     Commitments - Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

     Other commitments represent our obligations under our agreement with the Las Vegas Monorail Company. See also "ITEM 1-NOTE 7, COMMITMENTS & CONTINGENCIES." The following represents a summary of the Company's contractual obligations and related scheduled maturities as of June 30, 2005:

                                       Payments due by period
                           --------------------------------------------------------------------------------
                                  Total     Less than 1         1-3              3-5            More than
                                               year            years            years            5 years
                           --------------   ------------   --------------   --------------   --------------

Contractual Obligations     $    681,857    $   681,857     $       -        $        -       $        -
Long-Term Debt Obligations       213,276         63,463         149,813
Capital Lease Obligations        622,236        606,752          15,484
Operating Lease Obligations    4,541,034      1,008,199       2,675,885           856,950
Purchase Obligations          14,229,185      3,073,621      11,155,564
                           --------------   ------------   --------------   --------------   --------------
                            $ 20,287,588    $ 5,433,892     $ 13,996,746     $    856,950     $        -
                           ==============   ============   ==============   ==============   ==============

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment through June 30, 2006. Based on the Company's current plans, at this time the Company estimates that capital expenditures are likely to be less than $5 million during 2005. However, future business opportunities may cause a change in this estimate.

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

     The Company's quarterly results of operations reflect seasonal trends that management believes are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company's experience with its energy drink products, although of short duration, suggests that they are less seasonal than traditional beverages. As the percentage of the Company's sales that are represented by such products increases, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and changes in and/or increased advertising and promotional expenses.

(In thousands)   Three-months ended June 30,        Six-months ended June 30,
               ------------------------------      ----------------------------
                      2005         2004                2005          2004
                   ----------   ----------          -----------   ----------
Net Sales           $ 85,441     $ 46,064            $ 145,455     $ 77,362

Case Sales            12,368        7,605               21,663       12,973

     See ITEM 2, "Our Business" for additional information related to the increase in sales.

Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with GAAP. GAAP requires the Company to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize the most significant accounting and reporting policies and practices of the Company:

     Trademarks - Trademarks primarily represent the Company's exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over five to twenty years.

     In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. Based on management's annual impairment analysis performed for the fourth quarter of 2004, the estimated fair values of trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. No impairments were identified as of June 30, 2005.

     Management believes that the accounting estimate related to impairment of its long lived assets, including its trademarks, is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management's assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

     In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

     Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or reasonably determinable and collectibility is reasonably assured. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Net Sales - Net sales consists of sales recorded at the time the related products are shipped and the risk of ownership and title have passed, less allowances for returns, spoilage, discounts and promotional allowances recorded in accordance with EITF Issue No. 01-9.

     Cost of Sales - Cost of sales consists of the costs of raw materials utilized in the manufacture of our products, co-packing fees, in-bound freight charges as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company's finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, ingredients and packaging materials.

     Operating Expenses - Operating expenses include selling expenses such as distribution expenses to transport our products to our customers, expenses including advertising, sampling and in-store demonstration costs, material costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include general and administrative costs such as payroll costs, travel costs, professional service fees, depreciation and other general and administrative costs.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. In addition, the Company supports its customers, including distributors, with promotional allowances, portion of which are utilized for marketing and indirect advertising by them. Portion of the promotional allowances payable to customers are based on the levels of sales to such customers and, in certain instances, the amount of such allowances are estimated by the Company. If actual promotional allowances when ultimately determined differ from such estimates, promotional allowances could, to the extent based on estimates, require adjustment. During 2002, the Company adopted EITF Issue No. 01-9, which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. The Company presents advertising and promotional allowances in accordance with the provisions of EITF Issue No. 01-9.

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

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to shareholders and announcements. Certain statements made in this report, including certain statements made in management's discussion and analysis, may constitute forward looking statements (within the meaning of Section 27A of the Securities Act 1933 as amended and Section 21E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company's existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of the Act. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

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

*    The Company's ability to penetrate new markets;
* The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
* Unilateral decisions by distributors, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
* The terms and/or availability of the Company's credit facility and the actions of its creditors;
* The effectiveness of the Company's advertising, marketing and promotional programs;
*    Changes in product category consumption;
*    Unforeseen economic and political changes;
*    Possible recalls of the Company's products; and
* The Company's ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water(r), Energade(r), Monster EnergyTM, Lost(r) energy drinks and Joker TM energy drinks in 8.3-ounce and/or 16-ounce and/or 23.5-ounce cans, RumbaTM energy juice in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, soy smoothies, sparkling orangeades and lemonades and apple cider in glass bottles and other products.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) which the Company is exposed to are fluctuations in commodity prices affecting the cost of raw materials and changes in interest rates of the Company's long term debt and the limited availability of certain raw materials such as sucralose. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are also subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable.

     At June 30, 2005, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended June 30, 2005, the net impact on the Company's pre-tax earnings would have been insignificant. There have been no significant changes to the Company's exposure to market risks.


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

(a) Exhibits - See Exhibit Index

21   Subsidiaries of Hansen Natural Corporation

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

                                        HANSEN NATURAL CORPORATION
                                        Registrant


Date:  August 9, 2005                   /s/ RODNEY C. SACKS
                                        ----------------------------------
                                        Rodney C. Sacks
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

Date:  August 9, 2005                   /s/ HILTON H. SCHLOSBERG
                                        ---------------------------------
                                        Hilton H. Schlosberg
                                        Vice Chairman of the Board of Directors,
                                        President and Chief Financial Officer