Form 10-Q
period 2005-09-30
HANSEN NATURAL CORP
filed 2005-11-09
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 2005 Commission file number 0-18761


                           HANSEN NATURAL CORPORATION
             (Exact name of Registrant as specified in its charter)


                        Delaware                       39-1679918
                (State or jurisdiction of           (I.R.S Employer
               incorporation or organization)      Identification No.)


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

                                 Yes X   No ___

     Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

                                 Yes ___ No X


     The Registrant had 22,174,206 shares of common stock outstanding as of October 27, 2005.

                  HANSEN NATURAL CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 2005

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        -------
Part I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           September 30, 2005 and December 31, 2004                         3

           Condensed Consolidated Statements of Income for the three and
           nine-months ended September 30, 2005 and 2004                    4

           Condensed Consolidated Statements of Cash Flows for the
           nine-months ended September 30, 2005 and 2004                    5

           Notes to Condensed Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             16

Item 3.    Qualitative and Quantitative Disclosures about Market Risk      33

Item 4.    Controls and Procedures                                         33


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               34

Items 2-5. Not Applicable

Item 6.    Exhibits                                                        34

           Signatures                                                      34

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (Unaudited)
--------------------------------------------------------------------------------

                                                                               September 30,       December 31,
                                                                                  2005                 2004
                                                                           -------------------   -----------------

                                ASSETS
                                ------
CURRENT ASSETS:
Cash and cash equivalents                                                       $  41,282,143        $  3,676,119
Short-term investments                                                              8,651,544          17,300,000
Accounts receivable (net of reserve for allowance for doubtful accounts, sales returns and cash discounts of $1,284,999 in 2005 and
   $1,252,101 in 2004 and reserve for promotional allowances of
   $8,853,753 in 2005 and $6,269,744 in 2004)                                      34,418,030          12,650,055
Inventories, net                                                                   28,856,129          22,406,054
Prepaid expenses and other current assets                                             645,273             638,967
Prepaid income taxes                                                                3,513,671
Deferred income tax asset                                                           5,107,676           3,708,942
                                                                           -------------------   -----------------
     Total current assets                                                         122,474,466          60,380,137

PROPERTY AND EQUIPMENT, net                                                         3,719,187           2,964,064

INTANGIBLE AND OTHER ASSETS:
Trademarks (net of accumulated amortization of
     $263,356 in 2005 and $219,264 in 2004)                                        18,411,080          18,351,804
Deposits and other assets                                                             736,479             326,312
                                                                           -------------------   -----------------
     Total intangible and other assets                                             19,147,559          18,678,116
                                                                           -------------------   -----------------
                                                                                $ 145,341,212        $ 82,022,317
                                                                           ===================   =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                $  29,036,921        $ 14,542,753
Accrued liabilities                                                                 2,680,959           1,582,968
Accrued compensation                                                                2,372,357           1,831,627
Current portion of long-term debt                                                     717,792             437,366
Income taxes payable                                                                                      346,449
                                                                           -------------------   -----------------
     Total current liabilities                                                     34,808,029          18,741,163

LONG-TERM DEBT, less current portion                                                   13,143             146,486

DEFERRED INCOME TAX LIABILITY                                                       5,264,649           4,563,439

COMMITMENTS AND CONTINGENCIES (NOTE 8)                                                      -                   -

SHAREHOLDERS' EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized;
     22,575,146 shares issued, 22,161,624 outstanding in 2005;
     11,119,864 shares issued, 10,913,013 outstanding in 2004-
     (Notes 6 & 7)                                                                    112,876              55,599
Additional paid-in capital                                                         18,160,907          15,813,541
Retained earnings                                                                  87,796,153          43,516,634
Common stock in treasury, at cost; 413,522 shares in 2005
     and 206,761 shares in 2004                                                      (814,545)           (814,545)
                                                                           -------------------   -----------------
     Total shareholders' equity                                                   105,255,391          58,571,229
                                                                           -------------------   -----------------
                                                                                $ 145,341,212        $ 82,022,317
                                                                           ===================   =================
     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR  THE  THREE-AND  NINE-MONTHS  ENDED  SEPTEMBER  30,  2005  AND  2004
(Unaudited)
--------------------------------------------------------------------------------

                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                       ----------------------------------   -----------------------------------
                                             2005              2004                  2005                2004
                                      -----------------  ----------------   ----------------   ----------------
NET SALES                                $ 105,421,454     $  52,641,477      $ 250,876,281       $ 130,003,803
COST OF SALES                               50,077,785        28,832,269        120,276,216          71,527,845
                                      -----------------  ----------------   ----------------   ----------------
GROSS PROFIT                                55,343,669        23,809,208        130,600,065          58,475,958

OPERATING EXPENSES:
Selling, general and
     administrative                         21,752,406        13,865,099         56,902,380          36,443,831
Amortization of trademark                       16,008            19,278             44,092              58,643
                                      -----------------  ----------------   ----------------   ----------------
     Total operating expenses               21,768,414        13,884,377         56,946,472          36,502,474
                                      -----------------  ----------------   ----------------   ----------------
OPERATING INCOME                            33,575,255         9,924,831         73,653,593          21,973,484

NET NONOPERATING
     INCOME (EXPENSE)                          323,452            (8,104)           694,846            (27,152)
                                      -----------------  ----------------   ----------------   ----------------
INCOME BEFORE
     PROVISION FOR
     INCOME TAXES                           33,898,707         9,916,727         74,348,439         21,946,332
                                      -----------------  ----------------   ----------------   ----------------
PROVISION FOR
     INCOME TAXES                           13,653,339         4,118,079         30,012,660          8,886,254
                                      -----------------  ----------------   ----------------   ----------------
NET INCOME                               $  20,245,368     $   5,798,648      $  44,335,779       $ 13,060,078
                                      =================  ================   ================   ================
NET INCOME PER COMMON SHARE:
     Basic                               $        0.92     $        0.27      $        2.01       $       0.62
                                      =================  ================   ================   ================
     Diluted                             $        0.83     $        0.24      $        1.84       $       0.56
                                      =================  ================   ================   ================
NUMBER OF COMMON SHARES USED
     IN PER SHARE COMPUTATIONS:
     Basic                                  22,119,949        21,632,314         22,008,204         21,182,718
                                      =================  ================   ================   ================
     Diluted                                24,334,342        23,685,608         24,127,346         23,472,094
                                      =================  ================   ================   ================

     See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------


                                                                              September 30,        September 30,
                                                                                  2005                 2004
                                                                           ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 44,335,779         $ 13,060,078
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Amortization of trademark license and trademarks                                 44,092               58,643
     Depreciation and other amortization                                             703,589              550,913
     Loss/(gain) on disposal of property and equipment                               152,001                9,706
     Deferred income taxes                                                          (697,524)            (972,655)
     Provision for doubtful accounts                                                 211,641              216,722
     Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                     (21,979,616)          (9,163,403)
         Inventories                                                              (6,450,075)          (2,058,804)
         Prepaid expenses and other current assets                                    (6,306)             143,401
         Prepaid income taxes                                                     (3,513,671)                   -
         Accounts payable                                                         14,494,168           11,268,408
         Accrued liabilities                                                       1,097,991              388,553
         Accrued compensation                                                        540,730              109,952
         Income taxes payable                                                        965,189            2,285,129
                                                                           ------------------   ------------------
             Net cash provided by operating activities                            29,897,988           15,896,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                              (15,942,566)                   -
Sale of short-term investments                                                    24,591,022                    -
Purchases of property and equipment                                               (1,258,305)             (956,067)
Proceeds from sale of property and equipment                                         178,571               24,698
Increase in trademark license and trademarks                                        (103,368)             (27,568)
Increase in deposits and other assets                                                (13,307)            (101,343)
                                                                           ------------------   ------------------
             Net cash provided by (used in) investing activities                   7,452,047           (1,060,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                (780,756)            (239,354)
Issuance of common stock                                                           1,036,745            1,583,674
                                                                           ------------------   ------------------
             Net cash provided by financing activities                               255,989            1,344,320

                                                                           ------------------   ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         37,606,024           16,180,683
CASH AND CASH EQUIVALENTS, beginning of year                                       3,676,119            1,098,785
                                                                           ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of period                                        $ 41,282,143         $ 17,279,468
                                                                           ==================   ==================

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
     Interest                                                                   $     44,738         $     29,272
                                                                           ==================   ==================
     Income taxes                                                               $ 33,258,667         $  7,573,781
                                                                           ==================   ==================

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited) Continued
--------------------------------------------------------------------------------

NON-CASH TRANSACTIONS

     During the nine-months ended September 30, 2005, the Company entered into capital leases of $927,838, for the acquisition of promotional vehicles and warehouse equipment.

     During the nine-months ended September 30, 2005, the Company reduced income taxes payable and increased prepaid expenses and additional paid-in-capital by an aggregate amount of $1,311,638 in connection with the exercise of certain stock options.

     On August 8, 2005, the Company distributed a stock dividend to shareholders of record on August 1, 2005. The stock dividend increased common stock and decreased retained earnings by $56,260.


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

     The Company's financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and Securities and Exchange Commission ("SEC") rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information set forth in these interim condensed consolidated financial statements for the nine-months ended September 30, 2005 and 2004 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

     Cash & cash equivalents and short-term investments - The Company invests cash available in various investments from time to time including, but not limited to, investments of the following nature: auction rate securities, corporate bank debt, commercial paper, certificates of deposit, U.S. treasury bills, notes and bonds, money market funds and tax exempt securities including municipal notes. Such investments that have maturity dates of ninety days or less are included in "Cash and cash equivalents" whereas those investments that have maturity dates in excess of ninety days are included in "Short-term investments." The Company did not have any investments in auction rate securities at September 30, 2005 but did hold such investments at December 31, 2004. As a result, we reclassified $17.3 million from "Cash and cash equivalents" to "Short-term investments" in our Condensed Consolidated Balance Sheet as of December 31, 2004. This reclassification has no impact on previously reported total current assets, total assets, working capital, or results of operations and does not affect previously reported cash flows from operating or financing activities.

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

     Trademarks - Trademarks represent the Company's exclusive ownership of the Hansen's(r) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(r) trademark, which was acquired in September 2000, and the Junior Juice(r) trademark, which was acquired in May 2001. The Company amortizes its trademarks with a finite life (as discussed below) over 5 to 20 years. Upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company ceased the amortization of indefinite life assets. The following provides additional information concerning the Company's trademarks as of September 30, 2005 and December 31, 2004:

                                         Septembe 30,            December 31,
                                             2005                   2004
                                     --------------------   --------------------
Amortizing trademarks                      $  1,272,616           $  1,169,248
Accumulated amortization                       (263,356)              (219,264)
                                     --------------------   --------------------
                                              1,009,260                949,984
Non-amortizing trademarks                    17,401,820             17,401,820
                                     --------------------   --------------------
                                           $ 18,411,080           $ 18,351,804
                                     ====================   ====================

     All amortizing trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 5 to 20 years (weighted average life of 18 years). The straight-line method of amortization allocates the cost of the trademarks to earnings over the period of expected benefit. Total amortization expense during the nine-months ended September 30, 2005 and 2004 was $44,092 and $58,643, respectively. As of September 30, 2005, future estimated amortization expense related to amortizing trademarks through the year ending December 31, 2010 is:

                 2005 - Remainder        $  17,318
                 2006                       69,271
                 2007                       69,271
                 2008                       69,122
                 2009                       69,122
                 2010                       69,122

     Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Management believes an adequate provision has been made for estimated returns, allowances and cash discounts based on the Company's historical experience, which are accounted for as a reduction of gross sales.

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

     Operating Expenses - Operating expenses include selling expenses such as distribution expenses to transport our products to our customers and warehousing expenses after manufacture, expenses including advertising, sampling and in-store demonstration costs, material costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include general and administrative costs such as payroll costs, travel costs, professional service fees, depreciation and other general and administrative costs.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses, including but not limited to production costs, amounted to $5.0 million and $3.3 million for the three-months ended September 30, 2005 and 2004, respectively and $12.7 million and $8.5 million for the nine-months ended September 30, 2005 and 2004, respectively. Advertising expenses are included in selling, general and administrative expenses. In addition, the Company supports its customers, including distributors, with promotional allowances, portion of which are utilized for marketing and indirect advertising by them. Portion of the promotional allowances payable to customers are based on the levels of sales to such customers and, in certain instances, the amount of such allowances are estimated by the Company. If actual promotional allowances when ultimately determined differ from such estimates, promotional allowances could, to the extent based on estimates, require adjustment. The aggregate amount of promotional allowances amounted to $18.8 million and $12.4 million for the three-months ended September 30, 2005 and 2004, respectively and $44.0 million and $25.8 million for the nine-months ended September 30, 2005 and 2004, respectively and are included as a reduction of gross sales. Other allowances amounted to $2.2 million and $2.1 million for the three months ended September 30, 2005 and 2004 respectively and $7.0 million and $6.5 million for the nine months ended September 30, 2005 and 2004 respectively and are also included as a reduction of gross sales.

     Change in Accounting for Promotional Allowances - The Financial Accounting Standards Board's ("FASB") EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products requires certain sales promotions and customer allowances (based on criteria within EITF Issue No. 01-9) to be classified as a reduction of net sales or as cost of goods sold instead of selling, general and administrative expenses. The effect of the accounting related to EITF Issue No. 01-9 for the nine-months ended September 30, 2005 was to decrease net sales and decrease selling, general and administrative expenses by $47.6 million and for the nine-months ended September 30, 2004 was to decrease net sales by $27.5 million, increase cost of goods sold by $47,000 and decrease selling, general and administrative expenses by $27.6 million.

     Stock Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No. 25 and the disclosure-only provision of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the Company's option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share for the three- and nine-months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below. Additionally, the effect of the stock split, which was effective August 8, 2005, has been given effect to in the presentation below (Note 6).



                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                  --------------------------------   -------------------------------
                                       2005             2004              2005             2004
                                  ---------------  ---------------   ---------------  --------------
Net income, as reported             $ 20,245,368     $  5,798,648      $ 44,335,779     $ 13,060,078

Less:  Total stock based
employee compensation
expense determined
under fair value based
method for all awards,
net of related tax effects               710,906          101,078         1,690,109          252,132
                                  ---------------  ---------------   ---------------  --------------
Net income, pro forma               $ 19,534,462     $  5,697,570      $ 42,645,670     $ 12,807,946
                                  ===============  ==============    ===============  ==============

Net income per common share, as reported -
 Basic                              $       0.92     $       0.27      $       2.01     $       0.62
 Diluted                            $       0.83     $       0.24      $       1.84     $       0.56

Net income per common share, pro-forma -
 Basic                              $       0.88     $       0.26      $       1.94     $       0.60
 Diluted                            $       0.80     $       0.24      $       1.77     $       0.55


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                              Risk-Free
Year  Dividend Yield  Expected Volatility   Interest Rate      Expected Lives
----  --------------  -------------------  ---------------     --------------
2005        0%               67%                  4.4%             7 years
2004        0%               43%                  4.0%             8 years

3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4,
"Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This standard is effective for the Company as of January 1, 2006. Management has not completed their evaluation of the effect of these new rules on the Company's financial statements but expects the effect to be material.

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

4. INVENTORIES

     Inventories consist of the following at:

                                               September 30,       December 31,
                                                    2005               2004
                                               -------------      -------------
Raw Materials                                   $  9,788,427       $  6,449,521
Finished Goods                                    19,067,702         15,956,533
                                               -------------      -------------
                                                $ 28,856,129       $ 22,406,054
                                               =============      =============

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at:

                                               September 30,       December 31,
                                                    2005               2004
                                               -------------      -------------
Leasehold improvements                          $   537,514        $   268,068
Furniture and office equipment                    1,661,289          1,193,741
Equipment                                         1,192,603          1,488,571
Vehicles                                          2,233,685          2,359,264
                                               -------------      -------------
                                                  5,625,091          5,309,644
Less accumulated depreciation and amortization   (1,905,904)        (2,345,580)
                                               -------------      -------------
                                                $ 3,719,187        $ 2,964,064
                                               =============      =============

6. STOCK SPLIT

     On August 8, 2005, the common stock of the Company was split on a two-for-one basis through a 100% stock dividend. All per-share and outstanding share information has been presented to reflect the stock split.

7. EARNINGS PER SHARE

     The increased share capital after giving effect to the stock dividend has been used to calculate the number of shares outstanding for purposes of our presentation of earnings per share (Note 6).

     A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2005 and 2004 is presented below:


                                          Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                      --------------------------  --------------------------
                                          2005          2004          2005          2004
                                      ------------  ------------  ------------  ------------
Weighted-average shares outstanding:
      Basic                             22,119,949    21,632,314    22,008,204    21,182,718
      Dilutive securities                2,214,393     2,053,294     2,119,142     2,289,376
                                      ------------  ------------  ------------  ------------
      Diluted                           24,334,342    23,685,608    24,127,346    23,472,094
                                      ============  ============  ============  ============



     For the three and nine months ended September 30, 2005, options outstanding totaling 6,000 and 107,500 shares respectively were excluded from the calculations, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2004, no options outstanding were excluded from the calculations.

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

     The initial term of the Monorail Agreement commenced in July 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. However due to interruptions in the operations of the Monorail, the commencement date of the initial term was by mutual agreement amended to January 1, 2005. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term. The Company is currently in the process of renewing the Monorail Agreement.

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

     The Company purchases various raw material items, including, but not limited to, flavors, ingredients and containers, from a limited number of resources. An interruption in supply from any of such resources could result in the Company's inability to produce certain products for limited or possibly extended periods of time. The aggregate value of business conducted with suppliers of such limited resources described above for the nine-months ended September 30, 2005 was $25.5 million.

9. OPERATING SEGMENTS

     The Company has two reportable segments which follow the different methods by which certain product groupings (including package format) are managed, sold and delivered to customers, namely: Direct Store Delivery ("DSD") products (substantially all energy drinks) and Warehouse delivery ("Warehouse") products non-carbonated (primarily juice based) and carbonated (primarily soda) beverages. The DSD division develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse division develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to "Corporate & Unallocated".

     The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended September 30, 2005 and 2004 is as follows:


                                                 Three-months Ended September 30, 2005
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------
Net sales                          $ 85,006,983     $ 20,414,471     $          -     $105,421,454
Contribution margin                  36,569,978        1,020,860                        37,590,838
Corporate & unallocated expenses                                       (4,015,583)      (4,015,583)
Operating income                                                                        33,575,255
Net nonoperating income (expense)       (11,687)          (1,880)         337,019          323,452
Income before provision for
     income taxes                                                                       33,898,707
Depreciation & amortization             110,651            7,597          154,533          272,781
Trademark amortization                        -           11,015            4,993           16,008


                                                 Three-months Ended September 30, 2004
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------
Net sales                          $ 32,688,358     $ 19,953,375     $       (256)    $  52,641,477
Contribution margin                  11,049,354        1,437,312                        12,486,666
Corporate & unallocated expenses                                       (2,561,835)      (2,561,835)
Operating income                                                                         9,924,831
Net nonoperating income (expense)        (7,041)          (3,727)           2,664           (8,104)
Income before provision for
     income taxes                                                                        9,916,727
Depreciation & amortization              95,566           12,397           86,478          194,441
Trademark amortization                        -           11,027            8,251           19,278


     The accounting policies of segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." All revenue is derived from sales to external customers. Expenses that pertain to each segment are allocated to the segment concerned. Expenses related to general support and administrative functions are not allocated and are presented under "Corporate & Unallocated."

     Corporate and unallocated expenses were $4.0 million for the three-months ended September 30, 2005 and included $2.1 million of payroll costs and $632,000 of professional service expenses including accounting and legal costs. Corporate and unallocated expenses were $2.6 million for the three-months ended September 30, 2004 and included $1.3 million of payroll costs and $640,000 of professional service expenses including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

     One customer made up approximately 18% and 13% of the Company's net revenues for the three-months ended September 30, 2005 and 2004, respectively. Such customer is a customer of the DSD segment.

     The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the nine-months ended September 30, 2005 and 2004 is as follows:



                                                 Nine-months Ended September 30, 2005
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------
Net sales                          $190,854,594     $ 60,021,687     $          -     $250,876,281
Contribution margin                  80,822,585        3,908,811                        84,731,396
Corporate & unallocated expenses                                      (11,077,803)     (11,077,803)
Operating income                                                                        73,653,593
Net nonoperating income (expense)       (24,494)          (8,179)         727,519          694,846
Income before provision for
     income taxes                                                                       74,348,439
Depreciation & amortization             281,475           22,807          399,307          703,589
Trademark amortization                        -           33,045           11,047           44,092


                                                 Nine-months Ended September 30, 2004
                                  -----------------------------------------------------------------
                                                                      Corporate &
                                        DSD           Warehouse       Unallocated         Total
                                  --------------   --------------   --------------   --------------
Net sales                          $ 77,900,848     $ 52,102,955     $          -     $130,003,803
Contribution margin                  25,544,689        3,915,706                        29,460,395
Corporate & unallocated expenses                                       (7,486,911)      (7,486,911)
Operating income                                                                        21,973,484
Net nonoperating income (expense)       (15,171)         (12,524)             543          (27,152)
Income before provision for
     income taxes                                                                       21,946,332
Depreciation & amortization             236,061           36,386          278,466          550,913
Trademark amortization                        -           33,057           25,586           58,643



     Corporate and unallocated expenses were $11.1 million for the nine-months ended September 30, 2005 and included $5.9 million of payroll costs and $1.8 million of professional service expenses including accounting and legal costs. Corporate and unallocated expenses were $7.5 million for the nine-months ended September 30, 2004 and included $3.8 million of payroll costs and $1.7 million of professional service expenses including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

     One customer made up approximately 18% and 12% of the Company's net revenues for the nine-months ended September 30, 2005 and 2004, respectively. Such customer is a customer of the DSD segment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto.


Our Business

     Overview

     We develop, market, sell and distribute, in the main, a wide range of branded beverages. The majority of our beverages fall within the growing "alternative" beverage category. The principal brand names under which our beverages are marketed are Hansen's(r), Monster Energy(tm), Blue Sky(r), Junior Juice(r), Lost(r), Rumba(tm) and Joker(tm). We own all of our above-listed brand names other than Lost(r) which we produce, market, sell and distribute under an exclusive licensing arrangement with Lost International LLC.

     We principally generate revenues, income and cash flows by developing, producing, marketing, selling and distributing finished beverage products. We generally sell these products to retailers as well as distributors.

     We incur significant marketing expenditures to support our brands including advertising costs, athlete and event sponsorship fees and special promotional events. We focus on developing brand awareness and trial through sampling both in stores and at events. Retailers and distributors receive rebates, promotions, point of sale materials, merchandise displays and coolers. We also use in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, and sponsorship of, and endorsements from selected public and extreme sports figures, events and causes. Consumers receive coupons, discounts and promotional incentives. These marketing expenditures help to enhance distribution and availability of our products as well as awareness and increase consumer preference for our brands. Greater distribution and availability, awareness and preference promotes long term growth.

     We believe that one of the keys to success in the beverage industry is differentiation, such as making the Company's products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, and we will continue to reevaluate labels and graphics from time to time.

     During the third quarter of 2005, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

     In 2004, we introduced a carbonated Lost(r) Energy drink in 16-ounce cans, a carbonated Monster Energy(tm) "Assault"(tm) energy drink in 16-ounce cans, a new line of Blue Sky natural tea sodas in 12-ounce cans, Hansen's Energy Drinks in 16-ounce cans, Rumba(tm) Energy Juice in 15.5-once cans and also introduced a new line of lo-carb smoothies in 11.5-ounce cans. In the first quarter of 2005 we introduced Joker(tm) Energy Drinks in 16-ounce cans as well as light juices and new juice blends. In the second quarter of 2005, we introduced Monster EnergyTM and Lo-Carb Monster EnergyTM in 23.5-ounce cans and Monster EnergyTM, Lo-Carb Monster EnergyTM and Monster EnergyTM "Assault" in 8.3-ounce cans. In the second quarter of 2005, we introduced a pomegranate juice blend in 64-ounce bottles. In the third quarter of 2005, the Company introduced a Monster EnergyTM "Khaos" energy drink in 16-ounce cans, a Lost(r) Five.0 energy drink and Lost(r) Perfect 10 energy drink in 16-ounce cans, a diet Grapefruit soda in 12-ounce cans and Blue Sky(r) Real Sugar sodas in 12-ounce cans.

     During the third quarter of 2005, we entered into several new distribution agreements for the sale of certain products in the ordinary course. We intend to continue building our national distributor network and sales force throughout the remainder of 2005 to support and grow the sales of our products.

     We again achieved record sales in the third quarter of 2005. The increase in net sales for the three-months ended September 30, 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which includes our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, and our Monster EnergyTM "Assault"TM energy drinks which were introduced in September 2004, increased sales by volume of our Lost(r) energy drinks, which were introduced in January 2004, sales of Monster EnergyTM "Khaos" energy drinks, which were introduced in August 2005 and increases in sales by volume, primarily of Hansen's(r) apple juice and juice blends. The increase in net sales was also attributable, to a lesser extent, to sales of JokerTM energy drinks in 16-ounce cans which were introduced in January 2005 and RumbaTM energy juice, which was introduced in December 2004 as well as increased sales by volume of Hansen's(r) children's juice drinks in aseptic packaging. The increase in net sales was partially offset by lower sales by volume of smoothies in cans, Natural Sodas and Hansen's(r) energy and functional drinks including Deuce energy in 16-ounce cans.

     A substantial portion of our sales are derived from our Monster EnergyTM brand energy drinks. Any decrease in sales of our Monster EnergyTM brand energy drinks could significantly adversely affect our future revenues and net income.

     Gross profit for the three months ended September 30, 2005, as a percentage of net sales, was 52.5% which was higher than the 45.2% gross profit as a percentage of net sales for the three months ended September 30, 2004. Additionally, for the nine months ended September 30, 2005, gross profit as a percentage of net sales, was 52.1% which was higher than the 45.0% gross profit percentage achieved in the nine months ended September 30, 2004. The increase in gross profit percentage was primarily due to a change in the Company's product mix due primarily to increased sales of certain product lines with higher gross margins.

     During the three months ended September 30, 2005, sales shipped outside of California represented 63.8% of our aggregate gross sales, as compared to 56.6% of our aggregate gross sales for the comparable period in 2004. During the nine months ended September 30, 2005, sales shipped outside of California, represented 61.7% of our aggregate gross sales, as compared to approximately 56.4% of our aggregate sales in the nine months ended September 30, 2004. During the three months ended September 30, 2005, sales to distributors outside the United States amounted to $1.8 million, as compared to $0.7 million for the three months ended September 30, 2004, which was less than 2% of gross sales for each period respectively. Sales to distributors outside the United States, during the nine months ended September 30, 2005, amounted to $4.1 million compared to $1.6 million in the nine months ended September 30, 2004, accounting for less than 2% of our gross sales for each period respectively.

     Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Sales to our various customer types are reflected below. The allocations below reflect changes made by the Company to the categories historically reported.

                                                Three Months      Nine Months
                                                    Ended            Ended
                                                 September 30,    September 30,
                                                --------------   --------------
                                                 2005    2004     2005    2004
                                                ------  ------   ------  ------
Retail Grocery, specialty chains and wholesalers  15%     24%      18%     23%
Club stores, drug & mass merchandisers            11%     14%      11%     15%
Full service distributors                         69%     52%      65%     51%
Health food distributors                           3%      5%       4%      7%

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(r) Natural Soda business. The Blue Sky(r) Natural Soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy drink in 8.3-ounce cans and in 2004 introduced a new line of Blue Sky natural tea sodas in 12-ounce cans. In the first quarter of 2005 we introduced a new line of Blue Sky Lite natural sodas and during the third quarter of 2005 we introduced a new line of Blue Sky Real Sugar natural sodas.

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

Results of Operations

     The  following   table  sets  forth  key  statistics  for  the  three-  and nine-months ended September 30, 2005 and 2004, respectively.


                                   Three-Months Ended          Percentage             Nine-Months Ended           Percentage
                                      September 30,              Change                 September 30,               Change
                            ---------------------------------  ------------   --------------------------------- -------------
                                 2005             2004          05 vs. 04          2005             2004         05 vs. 04
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------

Gross sales, net of
  discounts & returns *        $126,384,787     $ 67,128,607         88.3%       $301,846,541     $162,337,851         85.9%
Less:  Promotional and
   other allowances**            20,963,333       14,487,130         44.7%         50,970,260       32,334,048         57.6%
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Net sales                       105,421,454       52,641,477        100.3%        250,876,281      130,003,803         93.0%
Cost of sales                    50,077,785       28,832,269         73.7%        120,276,216       71,527,845         68.2%
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Gross profit                     55,343,669       23,809,208        132.4%        130,600,065       58,475,958        123.3%
Gross profit margin                   52.5%            45.2%                            52.1%            45.0%

Selling, general and
   administrative
   expenses                      21,752,406       13,865,099         56.9%         56,902,380       36,443,831         56.1%
Amortization of
   trademark                         16,008           19,278        (17.0%)            44,092           58,643        (24.8%)
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Operating income                 33,575,255        9,924,831        238.3%         73,653,593       21,973,484        235.2%
Operating income as a
   percent of net sales               31.8%            18.9%                            29.4%            16.9%

Net nonoperating
   income (expense)                 323,452           (8,104)    (4,091.3%)           694,846          (27,152)    (2,659.1%)
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Income before
   provision for income
   taxes                         33,898,707        9,916,727        241.8%         74,348,439       21,946,332        238.8%

Provision for income
   taxes                         13,653,339        4,118,079        231.5%         30,012,660        8,886,254        237.7%
                            ---------------- ----------------  ------------   ---------------- ---------------- -------------
Effective tax rate                    40.3%            41.5%                            40.4%            40.5%

Net income                     $ 20,245,368     $  5,798,648        249.1%       $ 44,335,779     $  13,060,078       239.5%
                            ================ ================  ============   ================ ================ =============
Net income as a
   percent of net sales               19.2%            11.0%                            17.7%            10.0%

Net income per common share (post-split):
   Basic                       $       0.92     $       0.27                     $       2.01     $       0.62
   Diluted                     $       0.83     $       0.24                     $       1.84     $       0.56

Case Sales (in thousands) (in 192-ounce case equivalents)
                                     13,983            8,913         56.9%             35,646           21,889         62.8%



* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by the Company's internal reporting requirements. However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of the Company's operating performance. Gross sales may not be realized in the form of cash receipts as promotional payment and allowances may be deducted from payments received from customers.

** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, the presentation of promotional and other allowances may not be comparable to similar items presented by other companies. The presentation of promotional and other allowances facilitates an evaluation of the impact thereof on the determination of net sales and illustrates the spending levels incurred to secure such sales. Promotional and other allowances constitute a material portion of the marketing activities of the Company.

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

     Gross Sales* . For the three-months ended September 30, 2005, gross sales were $126.4 million, an increase of approximately $59.3 million or 88.3% higher than the $67.1 million gross sales for the three-months ended September 30, 2004. The increase in gross sales for the three-months ended September 30, 2005 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products, as discussed in "Net Sales" below. The percentage increase in gross sales was lower than the percentage increase in net sales. This was due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 21.6% to 16.6%, although the actual amount of promotional and other allowances increased from $14.5 million to $21.3 million.

     Net Sales. For the three-months ended September 30, 2005, net sales were $105.4 million, an increase of approximately $52.8 million or 100.3% higher than net sales of $52.6 million for the three-months ended September 30, 2004. Net sales case volumes increased from 8.9 million cases for the three-months ended September 30, 2004 to 14.0 million cases for the three-months ended September 30, 2005, an increase of 5.1 million cases or 56.9%. The overall average net sales price per case also increased to $7.54 per case for the three-months ended September 30, 2005 from $5.91 for the three-months ended September 30, 2004, an increase of 27.7%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products as described below.

     The increase in net sales for the three-months ended September 30, 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which includes our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, and our Monster EnergyTM "Assault"TM energy drinks which were introduced in September 2004, increased sales by volume of our Lost(r) energy drinks, which were introduced in January 2004, sales of Monster EnergyTM "Khaos" energy drinks, which were introduced in August 2005 and increases in sales by volume, primarily of Hansen's(r) apple juice and juice blends. The increase in net sales was also attributable, to a lesser extent, to sales of JokerTM energy drinks in 16-ounce cans which were introduced in January 2005 and RumbaTM energy juice, which was introduced in December 2004 as well as increased sales by volume of Hansen's(r) children's juice drinks in aseptic packaging. The increase in net sales was partially offset by lower sales by volume of smoothies in cans, Natural Sodas and Hansen's(r) energy and functional drinks including Deuce energy in 16-ounce cans.

     Net  sales  for  the  for  the  DSD  segment  were  $85.0  million  for the three-months ended September 30, 2005, an increase of approximately $52.3 million or 160.1% higher than net sales of $32.7 million for the three-months ended September 30, 2004. The increase in net sales for the DSD segment was primarily attributable to the increase in sales of Monster EnergyTM brand energy drinks and our Lost(r) energy drinks. Net sales for the Warehouse segment were $20.4 million for the three-months ended September 30, 2005, an increase of approximately $0.5 million or 2.3% higher than net sales of $20.0 million for the three-months ended September 30, 2004. The increase in net sales for the Warehouse segment was primarily attributable to the increased sales of Hansen's(r) apple juice and juice blends.

     Gross Profit. Gross profit was $55.3 million for the three-months ended September 30, 2005, an increase of approximately $31.5 million or 132.4% higher than the gross profit for the three-months ended September 30, 2004 of $23.8 million. Gross profit as a percentage of net sales, increased to 52.5% for the three-months ended September 30, 2005 from 45.2% for the three-months ended September 30, 2004. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Gross profit may not be comparable to those of other entities since some entities include all costs associated with their distribution process in cost of sales whereas others exclude certain costs and instead include such costs within another line item such as selling, general and administrative expenses.

     Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $6.5 million and $3.7 million respectively for the three-months ended September 30, 2005 and 2004 respectively and have been included in operating expenses.

     Total Operating Expenses. Total operating expenses were $21.8 million for the three-months ended September 30, 2005, an increase of approximately $7.9 million or 56.8% higher than total operating expenses of $13.9 million for the three-months ended September 30, 2004. Total operating expenses as a percentage of net sales decreased to 20.6% for the three-months ended September 30, 2005 as compared to 26.4% for the three-months ended September 30, 2004. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of selling, general and administrative expenses as a percentage of net sales.

     Selling expenses were $14.5 million for the three-months ended September 30, 2005, an increase of approximately $5.8 million or 66.2% higher than selling expenses of $8.7 million for the three-months ended September 30, 2004. Selling expenses as a percentage of net sales for the three-months ended September 30, 2005 were 13.7%, which was lower than selling expenses as a percentage of net sales of 16.5% for the three-months ended September 30, 2004. The increase in selling expenses was primarily attributable to an increase in distribution and warehouse expenses after manufacture, which increased by $2.8 million, increased expenditures for trade development activities with distributors, which increased by $1.1 million and increased expenditures for sponsorships and endorsements of $0.8 million. The decrease in selling expenses as a percentage of net sales was attributable to selling expenses increasing at a lower rate than net sales for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

     General and administrative expenses were $7.3 million for the three-months ended September 30, 2005, an increase of approximately $2.1 million or 41.3% higher than general and administrative expenses of $5.2 million for the three-months ended September 30, 2004. General and administrative expenses as a percentage of net sales for the three-months ended September 30, 2005 were 6.9% which was lower than general and administrative expenses as a percentage of net sales of 9.8% for the three-months ended September 30, 2004. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for administrative and support activities, which increased by $1.0 million, expenses related to the termination of certain distributor agreements, travel and entertainment expenses and insurance costs, which increased by $0.6 million in total. The decrease in general and administrative expenses as a percentage of net sales was attributable to general and administrative expenses increasing at a lower rate than net sales for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

     Contribution Margin. Contribution margin for the DSD segment was $36.6 million for the three-months ended September 30, 2005, an increase of approximately $25.5 million or 231.0% higher than contribution margin of $11.0 million for the three-months ended September 30, 2004. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster EnergyTM brand energy drinks and our Lost(r) energy drinks. Contribution margin for the Warehouse segment was $1.0 million for the three-months ended September 30, 2005, a decrease of approximately $0.4 million or 29.0% lower than contribution margin of $1.4 million for the three-months ended September 30, 2004. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased costs of raw materials and production.

     Operating Income. Operating income was $33.6 million for the three-months ended September 30, 2005, an increase of approximately $23.7 million or 238.3% higher than operating income of $9.9 million for the three-months ended September 30, 2004. Operating income as a percentage of net sales increased to 31.8% for the three-months ended September 30, 2005 from 18.9% for the three-months ended September 30, 2004. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

     Net Nonoperating Income/Expense. Net nonoperating income was $0.3 million for the three-months ended September 30, 2005, an increase of approximately $0.3 million from net non-operating expense of $8,000 for the three-months ended September 30, 2004. The increase in net-operating income and decrease in net non-operating expense was primarily attributable to increased interest revenue earned on the Company's invested cash balances, which have increased significantly over the past year, as well as decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the three-months ended September 30, 2005 was $13.7 million as compared to provision for income taxes of $4.1 million for the comparable period in 2004. The effective combined federal and state tax rate for the three-months ended September 30, 2005 was 40.3%, which was lower than the effective tax rate of 41.5% for the three-months ended September 30, 2004 due to the apportionment of sales and related state taxes to various states outside of California which have different state tax rates.

     Net Income. Net income was $20.2 million for the three-months ended September 30, 2005, an increase of $14.4 million or 249.1% higher than net income of $5.8 million for the three-months ended September 30, 2004. The increase in net income was attributable to the increase in gross profit of approximately $31.5 million and increase in nonoperating income of approximately $0.3 million which was partially offset by the increase in operating expenses of approximately $7.9 million and an increase in provision for income taxes of approximately $9.5 million.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

     Gross Sales*. For the nine-months ended September 30, 2005, gross sales were $301.8 million, an increase of approximately $139.5 million or 85.9% higher than the $162.3 million gross sales for the nine-months ended September 30, 2004. The increase in gross sales for the nine-months ended September 30, 2005 was primarily attributable to increased sales volume of certain of our existing products as well as the introduction of new products, as discussed in "Net Sales" below. The percentage increase in gross sales was lower than the percentage increase in net sales. This was due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 19.9% to 16.9%, although the actual amount of promotional and other allowances increased from $32.3 million to $51.0 million.

     Net Sales. For the nine-months ended September 30, 2005, net sales were $250.9 million, an increase of approximately $120.9 million or 93.0% higher than net sales of $130.0 million for the nine-months ended September 30, 2004. Net sales case volumes increased from 21.9 million cases for the nine-months ended September 30, 2004 to 35.6 million cases for the nine-months ended September 30, 2005, an increase of 13.8 million cases or 62.8%. The overall average net sales price per case also increased to $7.04 per case for the nine-months ended September 30, 2005 from $5.94 for the nine-months ended September 30, 2004, an increase of 18.5%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products as described below.

     The increase in net sales for the nine-months ended September 30, 2005 was primarily attributable to increased sales of products with relatively higher price points, including increased sales by volume of our Monster EnergyTM drinks, which includes our low carbohydrate ("Lo-Carb") Monster EnergyTM drinks, and our Monster EnergyTM "Assault"TM energy drinks which were introduced in September 2004 and increased sales of Lost(r) energy drinks, which were introduced in January 2004 and increases in sales by volume, primarily of Hansen's(r) apple juice and juice blends. The increase in net sales was also attributable, to a lesser extent, to sales of JokerTM energy drinks in 16-ounce cans which were introduced in January 2005, sales of Monster EnergyTM "Khaos" energy drinks, which were introduced in August 2005, increased sales by volume of Hansen's(r) children's juice drinks in aseptic packaging and sales of RumbaTM energy juice, which was introduced in December 2004. The increase in net sales was partially offset by lower sales by volume of Hansen's(r) energy and functional drinks including Deuce energy in 16-ounce cans, Natural sodas and smoothies in cans.

     Net  sales  for the  for  the  DSD  segment  were  $190.9  million  for the nine-months ended September 30, 2005, an increase of approximately $113.0 million or 145.0% higher than net sales of $77.9 million for the nine-months ended September 30, 2004. The increase in net sales for the DSD segment was primarily attributable to the increase in sales of Monster EnergyTM brand energy drinks and our Lost(r) energy drinks. Net sales for the Warehouse segment were $60.0 million for the nine-months ended September 30, 2005, an increase of approximately $7.9 million or 15.2% higher than net sales of $52.1 million for the nine-months ended September 30, 2004. The increase in net sales of the Warehouse segment was primarily attributable to increased sales of Hansen's(r) apple juice and juice blends.

     Gross Profit. Gross profit was $130.6 million for the nine-months ended September 30, 2005, an increase of approximately $72.1 million or 123.3% higher than the gross profit for the nine-months ended September 30, 2004 of $58.5 million. Gross profit as a percentage of net sales increased to 52.1% for the nine-months ended September 30, 2005 from 45.0% for the nine-months ended September 30, 2004. Increases in gross sales volume contributed to an increase in gross profit while a change in the Company's product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

     Gross profit may not be comparable to those of other entities since some entities include all costs associated with their distribution process in cost of sales whereas others exclude certain costs and instead include such costs within another line item such as selling, general and administrative expenses.

     Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $15.9 million and $9.1 million respectively for the nine-months ended September 30, 2005 and 2004 respectively and have been included in operating expenses.

     Total Operating Expenses. Total operating expenses were $56.9 million for the nine-months ended September 30, 2005, an increase of approximately $20.4 million or 56.0% higher than total operating expenses of $36.5 million for the nine-months ended September 30, 2004. Total operating expenses as a percentage of net sales decreased to 22.7% for the nine-months ended September 30, 2005 as compared to 28.1% for the nine-months ended September 30, 2004. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses, whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of selling, general and administrative expenses as a percentage of net sales.

     Selling expenses were $36.1 million for the nine-months ended September 30, 2005, an increase of approximately $14.3 million or 65.4% higher than selling expenses of $21.8 million for the nine-months ended September 30, 2004. Selling expenses as a percentage of net sales for the nine-months ended September 30, 2005 were 14.4% which was lower than selling expenses as a percentage of net sales of 16.8% for the nine-months ended September 30, 2004. The increase in selling expenses was primarily attributable to an increase in distribution and warehouse expenses after manufacture, which increased by $6.7 million, increased expenditures for trade development activities with distributors, which increased by $3.1 million, increased expenditures for merchandise displays, point-of-sale materials and premiums, which increased by $1.5 million and increased expenditures for sponsorships and endorsements, which increased by $1.3 million. The decrease in selling expenses as a percentage of net sales was attributable to selling expenses increasing at a lower rate than net sales for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

     General and administrative expenses were $20.8 million for the nine-months ended September 30, 2005, an increase of approximately $6.2 million or 42.3% higher than general and administrative expenses of $14.6 million for the nine-months ended September 30, 2004. General and administrative expenses as a percentage of net sales for the nine-months ended September 30, 2005 were 8.3% which was lower than general and administrative expenses as a percentage of net sales of 11.2% for the nine-months ended September 30, 2004. The increase in general and administrative expenses was primarily attributable to increased payroll expenses for administrative and support activities, which increased by $2.8 million, expenses related to the termination of certain distributor agreements, travel and entertainment expenses and insurance costs which increased by $2.0 million in total. The decrease in general and administrative expenses as a percentage of net sales was attributable to general and administrative expenses increasing at a lower rate than net sales for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

     Contribution Margin. Contribution margin for the DSD segment was $80.8 million for the nine-months ended September 30, 2005, an increase of approximately $55.3 million or 216.4% higher than contribution margin of $25.5 million for the nine-months ended September 30, 2004. The increase in contribution margin for the DSD division was primarily attributable to the increase in net sales of the Monster EnergyTM brand energy drinks and our Lost(r) energy drinks. Contribution margin for the Warehouse segment was $3.9 million for the nine-months ended September 30, 2005 as well as for the nine-months ended September 30, 2004. The relative steady contribution margin for the Warehouse segment was primarily attributable in increased net sales of Hansen's(r) apple juice and juice blends which was offset primarily by increased costs of raw materials and production costs.

     Operating Income. Operating income was $73.7 million for the nine-months ended September 30, 2005, an increase of approximately $51.7 million or 235.2% higher than operating income of $22.0 million for the nine-months ended September 30, 2004. Operating income as a percentage of net sales increased to 29.4% for the nine-months ended September 30, 2005 from 16.9% for the nine-months ended September 30, 2004. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

     Net Nonoperating Income/Expense. Net nonoperating income was $0.7 million for the nine-months ended September 30, 2005, an increase of approximately $0.7 million from net non-operating expense of $27,000 for the nine-months ended September 30, 2004. The increase in net non-operating income and decrease in net non-operating expense was primarily attributable to increased interest revenue earned on the Company's invested cash balances, which have increased significantly over the past year, as well as decreased interest expense incurred on the Company's borrowings, which was primarily attributable to the decrease in outstanding loan balances.

     Provision for Income Taxes. Provision for income taxes for the nine-months ended September 30, 2005 was $30.0 million as compared to provision for income taxes of $8.9 million for the comparable period in 2004. The effective combined federal and state tax rate for the nine-months ended September 30, 2005 was 40.4%, which was slightly lower than the effective tax rate of 40.5% for the nine-months ended September 30, 2004 due to the apportionment of sales and related state taxes to various states outside of California which have different state tax rates.

     Net Income. Net income was $44.3 million for the nine-months ended September 30, 2005, an increase of $31.3 million or 239.5% higher than net income of $13.1 million for the nine-months ended September 30, 2004. The increase in net income was attributable to the increase in gross profit of approximately $72.1 million and increase in nonoperating income of approximately $0.7 million which was partially offset by the increase in operating expenses of approximately $20.4 million and an increase in provision for income taxes of approximately $21.1 million.

Liquidity and Capital Resources

     Cash flows from operating activities - Net cash provided by operating activities was $29.9 million for the nine-months ended September 30, 2005 as compared to $15.9 million in the comparable period in 2004. For the nine-months ended September 30, 2005, cash provided by operating activities was primarily attributable to net income earned including adjustments for certain non-cash expenses. In 2005, cash provided by operating activities was reduced due to increases in accounts receivable which was attributable to increased sales volumes as well as increased sales to certain classes of customers who have different payment terms, increases in inventories required to sustain the increased volume in sales and increases in prepaid income taxes. Increases in inventory levels are the direct result of increases in purchasing, which have also directly contributed to the increased balances of accounts payable and accrued liabilities.

     Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, repayment of our line of credit and payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

     Cash flows from investing activities - Net cash provided by investing activities was $7.5 million for the nine-months ended September 30, 2005 as compared to net cash used in investing activities of $1.1 million in the comparable period in 2004. For the nine-months ended September 30, 2005, cash provided by investing activities was primarily attributable to purchases and sales of short-term investments, and to a minor extent, the sale-leaseback of certain vans and promotional vehicles and the sale of certain production equipment that was no longer operational. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of computer and office equipment used for sales and administrative activities, vans and promotional vehicles and other equipment to support the marketing and promotional activities of the Company. Management expects that it will continue to use portion of its cash in excess of its requirements for operations, to purchase short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Company's brands, as well as the introduction of new product lines.

     Cash flows from financing activities - Net cash provided by financing activities was $256,000 for the nine-months ended September 30, 2005 as compared to net cash provided by financing activities of $1.3 million for the comparable period in 2004. For the nine-months ended September 30, 2005, cash provided by financing activities was primarily attributable to proceeds received from the issuance of common stock which was partially offset by principal payments of long-term debt. The increase in payments on long-term debt as compared to the comparable period in 2004 related to lease payments made on vehicle leases entered into over the past year.

     Debt and other obligations - HBC has a credit facility from Comerica Bank-California ("Comerica"), consisting of a revolving line of credit and a term loan. The utilization of the revolving line of credit by HBC was dependent upon certain levels of eligible accounts receivable and inventory from time to time. Such revolving line of credit and term loan are secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks and certain equipment. The revolving line of credit remains in full force and effect through June 2007. Interest on borrowings under the line of credit is based on bank's base (prime) rate, less up to 1.5% or the LIBOR rate, plus an additional percentage of up to 1.75%, depending upon certain financial ratios of HBC from time to time. At September 30, 2005, HBC had no balances outstanding under the credit facility.

     The terms of the Company's line of credit contain certain financial covenants including certain financial ratios. The Company was in compliance with its covenants at September 30, 2005.

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

     Contractual obligations represent our obligations under our agreement with the Las Vegas Monorail Company and other commitments. See also "ITEM 1-NOTE 7, COMMITMENTS & CONTINGENCIES." The following represents a summary of the Company's contractual obligations and related scheduled maturities as of September 30, 2005:


                                       Payments due by period
-----------------------------------------------------------------------------------------------------------
                                            Less than 1         1-3              3-5            More than
Obligations                    Total           year            years            years            5 years
-------------------------- --------------   ------------   --------------   --------------   --------------

Contractual                 $  1,859,263    $  1,859,263     $         -     $          -     $          -
Long-Term Debt                   144,850         144,850               -
Capital Lease                    586,085         572,942          13,143
Operating Lease                5,414,279       1,270,981       3,254,434          888,864
Purchase                      13,381,147       7,857,199       5,523,948
                           --------------   ------------   --------------   --------------   --------------
                            $ 21,385,624    $ 11,705,235     $ 8,791,525     $    888,864     $          -
                           ==============   ============   ==============   ==============   ==============

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment through at least September 30, 2006. Based on the Company's current plans, at this time the Company estimates that capital expenditures are likely to be less than $5 million through September 2006. However, future business opportunities may cause a change in this estimate.

Sales

     The table set forth below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2005 and 2004, respectively, of the past two years. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

     The Company's quarterly results of operations reflect seasonal trends that management believes are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen's products is California which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Company's experience with its energy drink products, although of short duration, suggests that they are less seasonal than traditional beverages. As the percentage of the Company's sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated.
Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and changes in and/or increased advertising and promotional expenses.

(In thousands, except
(for average price per
 case)                  Three-months ended September 30,  Nine-months ended September 30,
                        ------------------------------    -------------------------------
                              2005           2004              2005            2004
                        --------------  --------------    --------------  ---------------

Net Sales                $    105,421    $     52,641       $    250,876    $    130,004

Case Sales                     13,983           8,913             35,646          21,889

Average price per case   $       7.54    $       5.91       $       7.04    $       5.94



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

     In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. Based on management's annual impairment analysis performed for the third quarter of 2005, the estimated fair values of trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. No impairments were identified as of September 30, 2005.

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

     Revenue Recognition -The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or reasonably determinable and collectibility is reasonably assured. Management believes an adequate provision against net sales has been made for estimated returns, allowances and cash discounts based on the Company's historical experience.

     Net Sales - Net sales consist of sales recorded at the time the related products are shipped and the risk of ownership and title have passed, less allowances for returns, spoilage, discounts and promotional allowances recorded in accordance with EITF Issue No. 01-9.

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

     Operating Expenses - Operating expenses include selling expenses such as distribution expenses to transport our products to our customers and warehousing expenses after manufacture, expenses including advertising, sampling and in-store demonstration costs, material costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include general and administrative costs such as payroll costs, travel costs, professional service fees, depreciation and other general and administrative costs.

     Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $6.5 million and $3.7 million for the three-months ended September 30, 2005 and 2004 respectively and $15.9 million for the nine-months ended September 30, 2005 as compared to $9.1 million for the nine-months ended September 30, 2004.

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

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

* Company's ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
* Decreased demand for our products resulting from changes in consumer preferences;
* Changes in demand that are weather related, particularly in areas outside of California;
* Competitive products and pricing pressures and the Company's ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;
*    The introduction of new products;
* An inability to achieve volume growth through product and packaging initiatives;
* The Company's ability to sustain the current level of sales of our Monster EnergyTM brand energy drinks;

* Laws and regulations, and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company's products are marketed and/or labeled and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms, and/or Federal Trade Commission, and/or certain state regulatory agencies;
* Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company's products;
* The Company's ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;
*    The Company's ability to penetrate new markets;
* The marketing efforts of distributors of the Company's products, most of which distribute products that are competitive with the products of the Company;
* Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company's products that they are carrying at any time;
* The terms and/or availability of the Company's credit facility and the actions of its creditors;
* The effectiveness of the Company's advertising, marketing and promotional programs;
*    Changes in product category consumption;
*    Unforeseen economic and political changes;
*    Possible recalls of the Company's products; and
* The Company's ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water(r), Energade(r), Monster EnergyTM, Lost(r) energy drinks and JokerTM energy drinks in 8.3-ounce and/or 16-ounce and/or 23.5-ounce cans, RumbaTM energy juice in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, sparkling orangeades and lemonades and apple cider in glass bottles and other products.

     The foregoing list of important factors and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission are not exhaustive.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) which the Company is exposed to are fluctuations in energy and fuel prices as well as commodity prices affecting the cost of raw materials and changes in interest rates of the Company's long term debt and the limited availability of certain raw materials such as sucralose. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are also subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable.

     At September 30, 2005, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended September 30, 2005, the net impact on the Company's pre-tax earnings would have been insignificant. There have been no significant changes to the Company's exposure to market risks.

ITEM 4.  CONTROL AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

     There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time. The Company believes the outcome of these pending legal proceedings, in the aggregate, will not have a material adverse effect on the operations or financial position of the Company. See NOTE 8 to the financial statements, "COMMITMENTS AND CONTINGENCIES."

ITEM 6. EXHIBITS

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

                                              HANSEN NATURAL CORPORATION
                                              Registrant


Date:  November 9, 2005                       /s/ RODNEY C. SACKS
                                              --------------------
                                              Rodney C. Sacks
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer