Form 10-K
period 2005-12-31
HANSEN NATURAL CORP
filed 2006-03-15
CIK 865752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
                                   (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

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

      Registrants telephone number, including area code: (951) 739 - 6200

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                 Title of each class                on which registered
                ---------------------               ---------------------
                    Not Applicable                  Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                ----------------
                    Common Stock, $0.005 par value per share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[X] No[ ].

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[ ] No[X ].

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

     The aggregate market value of the common equity held by nonaffiliates of the registrant was $717,931,877 computed by reference to the closing sale price for such stock on the NASDAQ Capital Market on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter.

     The number of shares of the registrant's common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 10, 2006 was 22,307,006 shares.

                           HANSEN NATURAL CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS



Item Number                                                     Page Number
------------                                                    -----------
                                     PART I
                                     ------


1.  Business                                                              4
1A. Risk Factors                                                         18
1B. Unresolved Staff Comments                                            23
2.  Properties                                                           23
3.  Legal Proceedings                                                    23
4.  Submission of Matters to a Vote of Security Holders                  24

                                    PART II
                                    -------

5.  Market for the Registrant's Common Equity,  Related
     Stockholder Matters and Issuer Purchases of Equity Securities       25
6.  Selected  Financial Data                                             26
7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 27
7A. Qualitative and Quantitative Disclosures about Market Risks          45
8.  Financial Statements and Supplementary Data                          45
9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                 45
9A. Controls and Procedures                                              46
9B. Other Information                                                    48

                                    PART III

10. Directors and Executive Officers of the Registrant                   49
11. Executive Compensation                                               52
12. Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters                                    58
13. Certain Relationships and Related Transactions                       61
14. Principal Accountant Fees and Services                               62

                                    PART IV

15. Exhibits, Financial Statement Schedules                              63

    Signatures                                                           64

                                     PART I

ITEM 1. BUSINESS

Overview

     Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Its principal place of business is at 1010 Railroad Street, Corona, California 92882 and its telephone number is (951) 739-6200. When this report uses the words "Hansen", "HBC", "the Company", "we", "us", and "our", these words refer to Hansen Natural Corporation and our subsidiaries other than Monster LDA Company ("MLDA"), unless the context otherwise requires.

     We are a holding company and carry on no operating business except through our direct wholly owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992, and MLDA, formerly known as Hard e Beverage Company, and previously known as Hard Energy Company and as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. HBC generates substantially all of our operating revenues.

     We develop, market, sell and distribute "alternative" beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice smoothies and, "functional drinks", sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children's multi-vitamin juice drinks and non-carbonated lightly flavored energy waters under the Hansen's(R) brand name. We also develop, market, sell and distribute energy drinks under the Monster Energy(R), Lost(R) Energy, Rumba(TM) and Joker Mad Energy(TM) brand names. We also market, sell and distribute, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters and energy drinks under the Blue Sky(R) brand name. Our fruit juices for toddlers are marketed under the Junior Juice(R) brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit(TM) brand name.

     The Company has two reportable segments, namely Direct Store Delivery ("DSD"), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Corporate History

     In the 1930s, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen's Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. ("FJC"). FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. ("HFI"). HFI expanded its product line from juices to include Hansen's(R) natural sodas. California Co-Packers Corporation (d/b/a/ Hansen Beverage Company) ("CCC") acquired certain assets of HFI, including the right to market the Hansen's(R) brand name, in January 1990. On July 27, 1992, HBC acquired the Hansen's(R) brand natural soda and apple juice business from CCC. Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing "alternative" beverage category including in particular, energy drinks. In September 1999, we acquired all of FJC's rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen's(R) trademark together with certain additional rights. In 2000, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. ("Blue Sky"), which was incorporated in Delaware on September 8, 2000, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation ("BSNBC"), under the Blue Sky(R) trademark. In 2001, HBC, through its wholly-owned subsidiary Hansen Junior Juice Company, ("Junior Juice"), which was incorporated in Delaware on May 7, 2001, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. ("Pasco") under the Junior Juice(R) trademark.

Industry Overview

     The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with "new age" beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters. The alternative beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. According to Beverage Marketing Corporation, wholesale sales in
2005 for the alternative beverage category of the market are provisionally estimated at $18.7 billion representing a growth rate of approximately 13.7%
over  the  revised  estimated  wholesale  sales in 2004 of  approximately  $16.4 billion.

Products

     Natural Sodas. Hansen's(R) natural sodas have been a leading natural soda brand in Southern California for the past 25 years. In 2005, according to Information Resources, Inc.'s Analyzer Reports for California, our natural sodas recorded the highest sales among comparable carbonated new age category beverages measured by unit volume in the California market. Our natural sodas are available in fifteen regular flavors consisting of mandarin lime, key lime, grapefruit, raspberry, ginger ale, creamy root beer, grapefruit, vanilla cola, cherry vanilla creme, orange mango, kiwi strawberry, tropical passion, black cherry, ginger ale and tangerine. In early 2001, we introduced a new line of diet sodas using Splenda(R) sweetener as the primary sweetener. We initially introduced this line in four flavors: peach, black cherry, tangerine lime, and kiwi strawberry and have since added two additional flavors, ginger ale and creamy root beer. Our natural sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup or, in the case of diet sodas, with Splenda(R) and Acesulfame-K. We package our natural sodas in 12-ounce and 16-ounce aluminum cans. In 2002, we introduced a line of natural mixers in 8-ounce aluminum cans comprising club soda, tonic water and ginger ale.

     In January 1999, we introduced a premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. This line was marketed under the Hansen's(R) brand name, primarily through our distributor network, in six flavors. In early 2003, we repositioned this line into lower cost 12-ounce glass packaging to market our repositioned Signature Soda line at lower price points directly to our retail customers such as grocery chains, club stores, specialty retail chains and mass merchandisers and to the health food sector through specialty and health food distributors (collectively referred to as our "direct retail customers"). Signature Soda is available in 12-ounce glass bottles in five flavors: orange creme, vanilla creme, ginger beer, sarsaparilla and black cherry.

     In September 2000, we acquired the Blue Sky(R) natural soda business from BSNBC. Our Blue Sky product line comprises natural sodas, premium sodas, organic natural sodas, seltzer water, energy drinks and tea sodas. Blue Sky(R) natural sodas are available in twelve regular flavors consisting of lemon lime, grapefruit, cola, root beer, raspberry, cherry vanilla creme, Jamaican ginger ale, black cherry, orange creme, Dr. Becker, grape and cream soda. We also offer a Blue Sky(R) product line, a premium line of natural sodas which contain supplements such as ginseng. This line is available in six flavors consisting of ginseng creme, ginseng cola, ginseng root beer, ginseng very berry creme, ginseng ginger ale, and ginseng cranberry-raspberry. During 1999, Blue Sky(R) introduced a line of organic natural sodas, which are available in six flavors consisting of prime lime cream, new century cola, orange divine, ginger gale, black cherry cherish, and root beer. We also market a seltzer water under the
Blue Sky(R) label in three flavors: natural, lime and lemon. In 2002, we introduced a lightly carbonated Blue Sky(R) energy drink in an 8.3-ounce slim can. In 2004, we introduced a new line of Blue Sky(R) natural tea sodas in four flavors consisting of Imperial Lime Green Tea, Peach Mist Green Tea, Pomegranate White Tea and Raspberry Red Tea. The Blue Sky(R) products contain no preservatives, sodium or caffeine (other than the energy drink) or artificial coloring and are made with high quality natural flavors. Blue Sky(R) natural sodas, seltzer waters and tea sodas are all packaged in 12-ounce aluminum cans and are marketed primarily to our direct retail customers. In March 2005, we introduced a new light line of Blue Sky sodas using natural sweeteners in four flavors, cherry vanilla creme, creamy root, Jamaican ginger ale and wild raspberry in 12-ounce cans. In the third quarter of 2005, we introduced a new line of Blue Sky(R) Natural Sodas with real sugar in 12-ounce cans in four flavors, cherry vanilla creme, cola, ginger ale and root beer. In December 2005, we introduced a new line of Blue Sky Isotonic Sports Drinks in 16-ounce polyethylene terephthalate ("PET") plastic bottles in three flavors, orange, lemon lime and fruit punch.

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

     Hansen's Energy Drinks. In 1997, we introduced a lightly carbonated citrus flavored Hansen's(R) energy drink in 8.3-ounce cans. Our energy drink competes in the "functional" beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. We also offered additional flavors of energy drinks as well as functional drinks including a ginger flavored d-stress(R) drink, an orange flavored b-well(TM) drink, a guarana berry flavored stamina(R) drink, a grape flavored power drink, and a berry flavored "slim-down" drink that contained no calories, in the same size cans. We have since discontinued sales of such products. Our energy drinks contain vitamins, minerals, nutrients, herbs and supplements (collectively "supplements"). In 2004, we commenced to offer our Hansen's energy drink in 16-ounce cans as well. In 2001, we introduced Energade(R), a non-carbonated energy sports drink in 23.5-ounce cans in two flavors, citrus and orange, and subsequently introduced a third flavor, red rocker, which we have since discontinued. We also introduced E2O Energy Water(R), a non-carbonated lightly flavored water, in 24-ounce blue PET plastic bottles, in four flavors, tangerine, apple, berry and lemon. We have since discontinued the apple flavor and introduced a green tea flavor in its place. In 2002, we expanded our E2O Energy Water(R) line with four additional flavors in clear PET plastic bottles, mango melon, kiwi strawberry, grapefruit and green tea. We have since discontinued the E2O Energy Water(R) line in clear PET plastic bottles. Our Energade(R) and E2O Energy Water(R) drinks also contain different combinations and levels of supplements. We are currently repositioning our E2O Energy Water(R) line. At the end of 2002, we introduced a lightly carbonated diet energy drink in 8.3-ounce cans under the Hansen's(R) Diet Red brand name. Our Diet Red energy drink is sweetened with Splenda(R) and Acesulfame-K. We market our energy, and Energade(R) drinks primarily through our full service distributor network. We market our E2O Energy Water(R) drinks in blue bottles to our direct retail customers. In 2003, we introduced a new carbonated energy drink under the Hansen's(R) Deuce brand name, in 16-ounce cans, but with a different flavor from our existing Hansen's(R) Energy drinks in 8.3-ounce cans. We have since discontinued this product.

     Monster Energy(R) Drinks. In 2002, we launched a new carbonated energy drink under the Monster Energy(R) brand name, in 16-ounce cans, which was almost double the size of our regular energy drinks in 8.3-ounce cans and the vast majority of competitive energy drinks on the market at that time. Our Monster Energy(R) drink contains different types and levels of supplements than our Hansen's(R) energy drinks and is marketed through our full service distributor network. In 2003, we introduced a low carbohydrate ("Lo-Carb") version of our Monster Energy(R) energy drink. In 2004, we introduced 4-packs of our Monster Energy(R) drinks including our Lo-Carb version thereof and, towards the end of 2004, we launched a new Monster Energy(R) Assault(TM) energy drink in 16-ounce cans. During the first half of 2005, we introduced our Monster Energy(R) drinks and Lo-Carb Monster Energy(R) in 24-ounce size cans as well as Monster Energy(R), Lo-Carb Monster Energy(R) and Monster Energy(R) Assault(TM) in 8.3-ounce size cans. In September 2005, we introduced a new Monster Energy(R) Khaos(TM) energy drink in 16-ounce cans. Khaos(TM) is lightly carbonated and contains 70% juice.

     Lost(R) Energy Drinks. In 2004, we launched a new carbonated energy drink under the Lost(R) brand name, in 16-ounce cans. Towards the end of 2005, we introduced a lo-carb version of Lost(R) under the Perfect 10 brand name as well as a new Lost(R) Five-O energy drink, all in 16-ounce cans. Lost(R) Five-O contains 50% juice and is lightly carbonated. In December 2005, we introduced Lost(R) and Lost(R) Five-O in 24-ounce size cans. The Lost(R) brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by us under exclusive license from Lost International LLC.

     Rumba(TM) Energy Juice. In December 2004, we launched a new non-carbonated energy juice under the Rumba(TM) brand name in 15.5-ounce cans. Rumba(TM) is a 100% juice product that targets male and female morning beverage consumers and is positioned as a substitute for coffee, caffeinated sodas and 100% orange or other juices.

     Joker Mad Energy(TM) Drink. In the first quarter of 2005, we introduced Joker Mad Energy(TM) drinks in 16-ounce cans. Joker Mad Energy(TM) drinks come in both regular and lo-carb versions in 16-ounce cans.

     Juice Products and Smoothies. Our fruit juice product line includes Hansen's(R) Natural Old Fashioned Apple Juice which is packaged in 64-ounce PET plastic bottles and 128-ounce polypropylene bottles and White Grape, Concord Grape, Orange, and Pomegranate, Apple Strawberry and Apple Grape juice blends, in 64-ounce PET plastic bottles. These Hansen's(R) juice products contain 100% juice (except Pomegranate which contains 27% juice) as well as Vitamin C. Certain of these products also contain added calcium. Hansen's(R) juice products compete in the shelf-stable juice category. In 2002, we extended our fruit juice and juice blend product line by introducing certain of these products in 10-ounce PET plastic bottles and in 2003 further extended our fruit juice product line by introducing a 100% Apple Juice in aseptic pouches in a 6.75-ounce size. We also offer light juices and juice cocktails in 64-ounce PET plastic bottles.

     In March 1995, we introduced a line of fruit juice smoothie drinks in 11.5-ounce aluminum cans. Certain flavors were subsequently offered in glass and PET plastic bottles. We have since discontinued offering smoothies in those packages. Hansen's fruit juice smoothies have a smooth texture that is thick but lighter than a nectar. Hansen's smoothies in 11.5-ounce aluminum cans contain approximately 35% juice. Our fruit juice smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E and represented Hansen's entry into what is commonly referred to as the "functional" beverage category. Hansen's(R) fruit juice smoothies are available in thirteen flavors: strawberry banana, peach berry, mango pineapple, guava strawberry, pineapple coconut, apricot nectar, tropical passion, whipped orange, cranberry twist, as well as the blast line comprising Island Blast, Colada Blast and Power Berry Blast. In 2004, we repositioned our cranberry raspberry lite smoothie as part of our new lo-carb line of smoothies. Our lo-carb smoothie line currently consists of peach, mango and cran-raspberry flavors in 12-ounce cans.

     In 2001, we introduced a new line of soy smoothies in 32- and 11-ounce aseptic packaging in five flavors: berry splash, tropical breeze, orange dream, lemon chiffon and peach passion. During 2004, we discontinued all of our soy smoothies in 32-ounce aseptic packaging and four of the five flavors in 11-ounce aseptic packaging, leaving Berry Splash, which was discontinued in 2005.

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

     Iced Teas, Lemonades and Juice Cocktails. We introduced Hansen's(R) ready-to-drink iced teas and lemonades in 1993. Hansen's(R) ready-to-drink iced teas are available in three flavors: Original with Lemon, Tropical Peach and Wildberry. Lemonades are available in one flavor: Original Old Fashioned Lemonade. Hansen's(R) juice cocktails were introduced in 1994 and are available in three flavors: kiwi strawberry melon, tangerine pineapple with passion fruit, and California paradise punch. We introduced a variety 12 pack of iced teas during the first half of 2001, which experienced limited success. We are continuing to market this package. Hansen's(R) ready-to-drink iced teas, lemonades and juice cocktails were packaged in 16-ounce wide-mouth glass bottles. At the end of 2002, we converted this line from 16-ounce glass bottles to 16-ounce polypropylene bottles and are currently reevaluating this line.

     Hansen's(R) ready-to-drink iced teas are made with decaffeinated tea. Hansen's(R) juice products and smoothies are made with high quality juices and products that contain less than 100% fruit juice are also made with natural flavors, high fructose corn syrup, citric acid and other ingredients.

     In 1999, we introduced a line of specialty teas in 20-ounce glass bottles, which we named our "Gold Standard" line. We subsequently introduced two additional green tea flavors as well as two diet green tea flavors and six juice cocktails. We have discontinued certain of the specialty teas and all of the juice cocktails but continue to market four products, green tea, lemon green tea and peach green tea as well as the diet peach green tea flavor. Our Gold
Standard line also contains supplements. We continue to package our Gold Standard Line in unique 20-ounce glass bottles.

     Juices for Children. In 1999, we introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic packages. Each drink contains eleven essential vitamins and six essential minerals. We introduce new flavors in place of existing flavors from time to time. One of these two lines is a dual-branded 100% juice line named Juice Blast(R) that was launched in conjunction with Costco Wholesale Corporation ("Costco") and is sold through Costco stores. The other line was a 10% juice line named "Hansens Natural Multi-Vitamin Juice Slam(R) that was available to all of our customers. During 2000, we repositioned that line as a 100% juice line under the Juice Slam(R) name and market that line to grocery store chain customers, the health food trade, and other customers. Both the Juice Blast(R) and Juice Slam(R) lines are marketed in 6.75-ounce aseptic packages. The Juice Slam(R) line has four flavors and the Juice Blast(R) line has three flavors.

     In May 2001, we acquired the Junior Juice(R) beverage business. The Junior Juice(R) product line is comprised of seven flavors of 100% juice in 4.23-ounce aseptic packages and is targeted at toddlers. Six flavors of the Junior Juice(R) line have calcium added and all flavors have vitamin C added. The current flavors in the Junior Juice(R) line are apple, apple berry, orange twist, apple grape, mixed fruit, fruit punch and white grape.

     Bottled Water. Our still water products were introduced in 1993 and are primarily sold in 0.5-liter plastic bottles to the food service trade. Sales of this product line are very limited.

     Fizzit(TM) Powdered Drink Mixes. In December 2005, we introduced a new line of vitamin and mineral drink mixes in powdered form under the Fizzit(TM) brand name. This line includes vitamin and mineral formulas as well as functional formulas.

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

     We also develop and supply, on a limited basis, selected beverages in different formats to a limited number of customers with the objective of solidifying our relationship with those customers.

Manufacture and Distribution

     We do not directly manufacture our products but instead outsource the manufacture to third party bottlers and contract packers.

     We purchase concentrates, juices, flavors, supplements, caps, labels, trays, boxes and other ingredients for our beverage products which are delivered to our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or high fructose corn syrup, or sucrose, or cane sugar or Splenda(R) brand sweetener, Acesulfame-K and/or citric acid or other ingredients and supplements for the manufacture and packaging of the finished products into approved containers in accordance with our formulas. In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

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

     (b) Our agreement with Nor-Cal Beverage Co., Inc. ("Nor-Cal") pursuant to which Nor-Cal packages a portion of our Hansen's(R) juices in PET plastic bottles. This contract continues until August 2007 and is renewable annually thereafter from year-to-year unless terminated by Hansen's not less than 60 days before the end of the then current term.

     (c) Our agreement with Seven-Up/RC Bottling Company of Southern California, Inc. ("Seven-Up") pursuant to which Seven-Up packages a portion of our Monster(TM) and Lost(R) brand energy drinks and a portion of our Hansen's(R) natural sodas. This contract continues until March 2009. Upon termination prior to such time we are entitled to recover certain equipment we have purchased and installed at Seven-Up's facility.

     (d) Our agreement with Southeast Atlantic Beverage Corporation ("Southeast") pursuant to which Southeast packages a portion of our Monster Energy(R) and Lost(R) brand energy drinks. This contract continues until July 2007 and is renewable annually thereafter, unless terminated by either party not less than 180 days prior to the end of the then current term.

     (e) Our agreement with City Brewing Company LLC ("City Brew") pursuant to which City Brew packages a portion of our Energade(R) energy sports drinks and energy drinks in 16 and 24-ounce cans. This contract continues until December 2006. Either party is entitled, at any time, to terminate the agreement upon ninety (90) days prior written notice to the other party.

     (f) Our agreement with Pri-Pak, Inc. ("Pri-Pak") pursuant to which Pri-Pak packages a portion of our energy drinks in 8.3-ounce cans. This contract continues indefinitely but may be terminated at any time by either party upon ninety (90) days prior written notice to the other.

     (g) Our agreement with Gluek Brewing Company ("Gluek") pursuant to which Gluek packages a portion of our energy drinks in 8.3, 15.5 and 16-ounce cans. This contract continues until August 2008 and is automatically renewed for one year periods thereafter. Either party is entitled at any time to terminate the agreement upon 180 days prior written notice to the other party.

     In certain instances, equipment is purchased by us and installed at the facilities of our co-packers to enable them to produce certain of our products. In general, such equipment remains our property and is to be returned to us upon termination of the packing arrangements with such co-packers or is amortized over a pre-determined number of cases that are to be produced at the facilities concerned.

     We pack certain products outside of the West Coast region to enable us to produce products closer to the markets where they are sold and thereby reduce freight costs. As volumes in markets outside of California grow, we continue to secure additional packing arrangements closer to such markets to further reduce freight costs.

     Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, PET/plastic bottles, cans, labels, flavors or supplement ingredients or certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. The supplier of sucralose has notified the Company that our purchases of sucralose during 2006 will be subject to volume limitations due to the demand for sucralose exceeding their production capacity. While we believe that we will be able to secure sufficient quantities of sucralose during 2006 to meet the demand for our products that contain sucralose, we will reformulate certain of those products that contain sucralose with alternative sweetener systems to avoid an interruption in supply of those products, should the need arise.

     Although our production arrangements are generally of short duration or are terminable upon request, we believe a short disruption or delay would not significantly affect our revenues since alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or within a reasonably short time period. However, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our newer products, including Hansen's(R) brand energy drinks in 8.3-ounce and 16-ounce cans, Gold Standard line, aseptic juice products, Energade(R), sparkling apple cider in 1.5-liter magnum glass bottles, Monster Energy(R), Lost(R), Rumba(TM) and Joker Mad Energy(TM) energy drinks in 8.3, 15.5, 16, and 24-ounce cans and sparkling lemonades and orangeade lines. There are also limited shrink sleeve labeling facilities available to us in the United States with adequate capacity for our E2O Energy Water(R). A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could affect our revenues. We continue to seek alternative and/or additional co-packing facilities in the United States or Canada with adequate capacity for the production of our various products to minimize the risk of any disruption in production.

     We have entered into distribution agreements for the distribution in most states of Hansen's(R) brand energy drinks, Monster Energy(R) drinks, Lost(R) energy drinks, and Energade(R) energy sports drinks. Distribution levels vary from state to state and from product to product. Certain of our products are sold in Canada. We also sell a limited range of our products to distributors outside of the United States, including in Mexico, the Caribbean , Central and South America, Japan, Korea, and Saudi Arabia.

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

     During 2005, we continued to expand distribution of our natural sodas and smoothies outside of California. We expanded our national sales force to support and grow sales, primarily of Monster Energy(R) drinks, Lost(R) energy drinks, and Energade(R) energy sports drinks and we intend to continue to build such sales force in 2006.

     Our Blue Sky(R) products are sold primarily to the health food trade, natural food chains and mainstream grocery store chains, through specialty health food distributors.

     We concluded exclusive contracts with the State of California ("State") Department of Health Services, Women, Infant and Children ("WIC") Supplemental Nutrition Branch ("DHS") to supply 100% apple juice and 100% blended juice, in 64-ounce PET plastic bottles. The contracts are each for a period of three years with a further one-year extension option to be mutually agreed between Hansens and the State of California. We bid the lowest net cost per unit in terms of the wholesale price, less a rebate to the State. Formal written agreements were signed with the State in accordance with the bid process. The contracts commenced on July 12, 2004.

     Under the contracts Hansen's is the exclusive supplier for both Apple Juice and the blended juice category, a new WIC category, initially with our 100% Apple Grape Juice. During 2005, our Apple Strawberry Juice was approved within the blended juice category and became eligible for redemption under the WIC contract in addition to our 100% Apple Grape Juice. The WIC contracts have expanded the distribution of Hansens juices, resulting in increased exposure for the Hansens brand. WIC-approved items are stocked by the grocery trade and by WIC-only stores. Products are purchased by WIC consumers with vouchers given by the DHS to qualified participants.

     Our principal warehouse and distribution center and corporate offices relocated to our current facility in October 2000. In January 2004, we leased an additional warehouse facility in Corona to consolidate additional space that had been leased by us on short term leases from time to time to meet our increased warehousing needs due to increases in both sales volumes and products and terminated the two short term leases concerned. We continue to take steps to reduce our inventory levels wherever possible, in an endeavor to lower our warehouse and distribution costs. (See also "PART I ITEM 2 PROPERTIES").

Raw Materials and Suppliers

     The principal raw materials used by us comprise aluminum cans, glass bottles and PET plastic bottles as well as juices, high fructose corn syrup, sucrose and sucralose, the costs of which are subject to fluctuations. Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The prices of PET plastic bottles and aluminum cans have increased in 2005. The prices of high fructose corn syrup, sucrose and certain juice concentrates have also increased in 2005. These increased costs together with increased costs primarily of energy and gas and freight resulted in increases in certain product costs which are ongoing and are expected to continue to exert pressure on our gross margins in 2006. We are uncertain whether the prices of these or any other raw materials or ingredients will continue to rise in the future.

     Generally, raw materials utilized by us in our business are readily available from numerous sources. However, certain raw materials are manufactured by only one company. Sucralose, which is used alone or in combination with Acesulfame-K in the Company's low-calorie products, is purchased by us from a single manufacturer. Certain of our cans are only manufactured by a single company in the United States.

     With regard to fruit juice and juice-drink products, the industry is subject to variability of weather conditions, which may result in higher prices and/or lower consumer demand for juices.

     We purchase beverage flavors, concentrates, juices, supplements, high-fructose corn syrup, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

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

     We continually endeavor to develop back-up sources of supply for certain of our flavors and concentrates from other suppliers as well as to conclude arrangements with suppliers which would enable us to obtain access to certain concentrates or flavor formulas in certain circumstances. We have been partially successful in these endeavors. Additionally, in a limited number of cases, contractual restrictions and/or the necessity to obtain regulatory approvals and licenses may limit our ability to enter into agreements with alternative suppliers and manufacturers and/or distributors.

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

     Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy and functional beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

     Over the past five years we have experienced substantial competition from new entrants in the energy drink category. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16 and 20-ounce glass bottles, including Sobe, Snapple Elements, Arizona and Fuse, have added supplements to their products with a view to marketing their products as "functional" or "energy" beverages or as having functional benefits. We believe that many of those products contain lower levels of supplements and principally deliver refreshment. In addition, many competitive products are positioned differently than our energy or functional drinks. Our smoothies and Gold Standard lines are positioned more closely against those products.

     We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca Cola Company, PepsiCo, Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods, Inc. Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

     Our natural sodas compete directly with traditional soda products including those marketed by The Coca-Cola Company, PepsiCo, Inc. and Cadbury Schweppes plc, as well as with carbonated beverages marketed by smaller or primarily local companies such as Jones Soda Co., Clearly Canadian Beverage Company, Crystal Geyser, J.M. Smucker Company, and with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

     Our fruit juice smoothies compete directly with Kern's, Jumex, Jugos del Valle and Libby's nectars, V8 Smoothies, as well as with single serve juice products produced by many competitors. Such competitive products are packaged in glass and PET bottles ranging from 8- to 48-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

     Our apple and other juice products compete directly with Tree Top, Mott's, Martinelli's, Welch's, Ocean Spray, Tropicana, Minute Maid, Langers, Apple and Eve, Seneca, Northland and also with other brands of apple juice and juice blends, especially store brands.

     Our energy drinks, including Hansen's(R) energy, Diet Red, Monster Energy(R), Lost(R) Energy, Joker Mad Energy(TM) and Rumba(TM) Energy Juice in 8.3, 15.5, 16 and 24-ounce cans, compete directly with Red Bull, Adrenaline Rush, Amp, Rockstar, No Fear, Full Throttle, 180, KMX, Venom, Extreme Energy Shot, US energy, Red Devil, Rip It, Nos, Boo Koo, Lipovitan, MET-Rx, Hype, XTC, and many other brands. In addition, certain large companies such as The Coca-Cola Company and Pepsico Inc. market and/or distribute products in that market segment such as Mountain Dew, Mountain Dew MDX, Vault, Adrenaline Rush, Amp, No Fear, Full Throttle and Rockstar.

     Our E2O Energy Water(R) and still water products compete directly with Vitamin Water, Reebok, Propel, Dasani, Aquafina, Fruit2O, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Dannon, and other brands of flavored water and still water especially store brands.

Sales and Marketing

     We focus on consumers who seek products that are perceived to be natural and healthy and emphasize the natural ingredients and the absence of preservatives, sodium, artificial coloring and caffeine in our beverages (other than our energy drinks) and the addition to most of our products, of one or more supplements. We reinforce this message in our product packaging.

     Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all our beverages and drink mixes. We use our branded vehicles and other promotional vehicles at events at which we distribute our products to consumers for sampling. We utilize "push-pull" methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products including advertising, in store promotions and in store placement of point of sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as breast cancer research and SPCA's as well as extreme sports teams such as the Pro Circuit - Kawasaki Motocross team, extreme sports figures and athletes, sporting events such as the Energy Pro Pipeline Surfing competition, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motor cross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc. and also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising together with price promotions and coupons are also used to promote our brands.

     Additionally, in 2003 we entered into a multi-year sponsorship agreement to advertise on the new Las Vegas Monorail ("Monorail Agreement") with the Las Vegas Monorail Company ("LVMC") which includes the right to vend our Monster Energy(R) drinks and natural sodas on all stations. The initial term of the Monorail Agreement commenced in July 2004. For technical reasons the Monorail did not operate for some months in 2004 but recommenced carrying passengers at the end of December 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, we have the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, not withstanding such election by us, to terminate the Monorail Agreement at the expiration of the then current term. Due to the interruption in operations of the Monorail, the commencement date of the initial term was extended and the agreement commenced on January 1, 2005. We have renewed our agreement for 2006.

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

     We increased expenditures for our sales and marketing programs by approximately 55% in 2005 compared to 2004. As of December 31, 2005, we employed 363 employees in sales and marketing activities, of which 183 were employed on a full-time basis.

Customers

     Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Sales to our various customer types for 2005 are reflected below. The allocations below reflect changes made by the Company to the categories historically reported.

  Retail Grocery, specialty chains and wholesalers                           19%
  Club stores, drug & mass merchandisers                                     11%
  Full service distributors                                                  65%
  Health food distributors                                                    3%
  Other                                                                       2%

     Our customers include Dr. Pepper Bottling/7UP Bottling Group, Wal-Mart (including Sams Club), Kalil Bottling Group, Trader Joe's, Seven-Up Companies Northern California, Costco, Albertson's, Kroger and Safeway. A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. One customer accounted for approximately 18% and 13% of the Company's sales for the years ended December 31, 2005 and 2004, respectively.

Seasonality

     Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions. Sales of our beverage products may become increasingly subject to seasonal fluctuations as more sales occur outside of California with respect to the Hansen's products. However, the energy drink category appears to be less seasonal than traditional beverages.

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

     We own the Hansen's(R) trademark. This trademark is crucial to our business and is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. We own a number of other trademarks including, but not limited to, A New Kind a Buzz(TM) ,Unleash the Beast(R), Hansens Energy(R), Blue Energy(R), Energade(R), Hansen's E2O Energy Water(R), Slim Down(R), Power Formula(R), THE REAL DEAL(R), LIQUIDFRUIT(R), California's Natural Choice(R), Medicine Man(R), Hansen's power(R), b-well(R), anti-ox(R), d-stress(R), stamina(R), Antioxjuice Intellijuice(R), Defense(R), Immunejuice(R), Hansen's Natural Multi-Vitamin Juice Slam(R), Juice Blast(R) , Red Rocker(R), Monster Energy(R), M (stylized)(R), M Monster Energy(R) and Hansen's Natural Soda(R) in the United States and, the Hansen's(R) and Smoothie(R) trademarks in a number of countries around the world.

     We have applied to register a number of trademarks in the United States and elsewhere including, but not limited to, Monster(TM), Assault(TM), Energy Pro(TM), Khaos(TM), M Monster Mutant(TM), Monster Mutant(TM), Joker Mad Energy(TM), Rumba(TM), Fizzit(TM) and Fizz Bomb(TM).

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

Employees

     As of December 31, 2005, we employed a total of 476 employees of which 290 were employed on a full-time basis. Of our 476 employees, we employ 113 in administrative and operational capacities and 363 persons in sales and marketing capacities. We have not experienced any work stoppages, and we consider relations with our employees to be good.

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

                            Hansen Beverage Company
                              1010 Railroad Street
                                Corona, CA 92882
                                 (951) 739-6200
                                 (800) HANSENS
                                 (800) 426-7367

ITEM 1A.        RISK FACTORS

     In addition to the other information in this report, you should carefully consider the following risks. If any of the following risks actually occur, our business, financial condition and/or operating results could be materially adversely affected. The risk factors summarized below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Increased competition could hurt our business.

     The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

     Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, Pepsico Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods Inc., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores. There can be no assurance that we will not encounter difficulties in maintaining our current revenues or market share or position due to competition in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

We derive a substantial portion of revenues from our energy drinks and competitive pressure in the "energy drink" category could adversely affect our operating results.

     A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy(R) brand energy drinks. Our DSD segment which comprises primarily energy drinks, represented 77.4% of net sales for the year ended December 31, 2005. Any decrease in the sales of our Monster Energy(R) brand energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category. Our energy drinks compete directly with Red Bull, Adrenaline Rush, Amp, Rockstar, No Fear, Full Throttle, 180, KMX, Venom, Extreme Energy Shot, US energy, Red Devil, Rip It, Nos, Boo Koo, Lipovitan, MET-Rx, Hype, XTC, and many other brands. A number of companies who market and distribute iced teas and juice cocktails in different packages, such as 16 and 20-ounce glass bottles, including Sobe, Snapple
Elements, Arizona, Fuse, and Vitamin Water, have added supplements to their products with a view to marketing their products as "functional" or "energy" beverages or as having functional benefits. In addition, certain large companies such as The Coca-Cola Company and Pepsico Inc. market and/or distribute products in that market segment such as Mountain Dew, Mountain Dew MDX, Vault, Adrenaline Rush, Amp, No Fear, Full Throttle, and Rockstar. Competitive pressures in the energy drink category could impact our revenues or we could experience price erosion or lower market share, any of which could have a material adverse affect on our business and results.

Change in consumer preferences may reduce demand for some of our products.

     There is increasing awareness and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could affect our profitability.

     Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Additionally, many of our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers' preferences change. The beverages we currently market are in varying stages of their lifecycles and there can be no assurance that such beverages will become or remain profitable for us. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations will be adversely affected.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

     We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. Although our production arrangements are generally of short duration or are terminable upon request, in the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our products, including Hansen's(R) brand energy drinks in 8.3-ounce and 16-ounce cans, Gold Standard line, aseptic juice products, juices in 64-ounce PET plastic bottles, Energade(R), Monster Energy(R), Lost(R), Rumba(TM) and Joker Mad Energy(TM) energy drinks in 8.3, 15.5, 16, and 24-ounce cans, sparkling lemonades and orangeades and other products. There are also limited shrink sleeve labeling facilities available to us in the United States with adequate capacity for our E2O Energy Water(R). A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could adversely affect our revenues.

We rely on bottlers and distributors to distribute our DSD products. If we are unable to secure such bottlers and distributors and/or we are unable to maintain good relationships with our existing bottlers and distributors, our business could suffer.

     We continually seek to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products including energy drinks. In many cases, such products compete directly with our products.

     The marketing efforts of our distributors are important for our success. If our DSD brands prove to be less attractive to our existing bottlers and distributors and/or if we fail to attract additional bottlers and distributors, and/or our bottlers and/or distributors do not market and promote our products above the products of our competitors, our business, financial condition and results of operations could be adversely affected.

Our customers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could suffer.

     Unilateral decisions could be taken by our distributors, and/or convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the our products that they are carrying at any time, which could cause our business to suffer.

     One customer accounted for approximately 18% and 13% of the Companys sales for the years ended December 31, 2005 and 2004, respectively. A decision by that, or any other large customer, to decrease the amount purchased from the Company or to cease carrying the Companys products could have a material adverse effect on the Companys financial condition and consolidated results of operations.

     We have exclusive contracts with the State of California ("State") Department of Health Services, Women, Infant and Children ("WIC") Supplemental Nutrition Branch ("DHS") to supply 100% apple juice and 100% blended juice, in 64-ounce PET plastic bottles. The contracts are each for a period of three years with a further one-year extension option to be mutually agreed between Hansens and the State of California. The current contracts expire on July 11, 2007, and we have no knowledge of whether the contracts will be extended for a further one year, or whether we will be successful in securing any new future WIC contracts with the State. If we are unsuccessful in securing new future WIC contracts with the State, our revenues from those products could be materially adversely affected.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.

     The principal raw materials used by us comprise aluminum cans, glass bottles and PET plastic bottles as well as juices, high fructose corn syrup, sucrose and sucralose, the costs of which are subject to fluctuations. Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The prices of PET plastic bottles and aluminum cans increased in 2005 and may increase in 2006. The prices of high fructose corn syrup, sucrose and certain juice concentrates have also increased during the year, particularly apple concentrate. These increased costs, together with increased costs primarily of energy and gas and freight resulted in increases in certain product costs which are ongoing and are expected to continue to exert pressure on our gross margins in 2006. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients will continue to rise in the future and whether we will be able to pass any of such increases on to our customers.

     In addition, some of these raw materials, such as a sucralose and certain sizes of cans, are available from a limited number of suppliers. Sucralose, which is used in the Company's low-calorie products, is purchased by us from a single manufacturer. The supplier of sucralose has notified us that our purchases of sucralose during 2006 will be subject to volume limitations due to demand for sucralose exceeding production capacity. While we believe that our 2006 sucralose volume allocation will be sufficient to meet the demand for our products that contain sucralose, we may need to reformulate certain of those products that contain sucralose with alternative sweetener systems to avoid an interruption in supply of those products, should the need arise.

     We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, PET plastic bottles, cans, labels, sucralose, flavors, supplements, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We do not use hedging agreements or alternative instruments to manage this risk.

The costs of packaging supplies are subject to price increases from time to time and we may be unable to pass all or some of such increased costs on to our customers.

     The majority of our packaging supplies contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as resin for PET bottles and aluminum for cans. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. Accordingly, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the cost of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

We rely upon our ongoing relationships with our key flavor suppliers. If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

     Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. Industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products. If we have to replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers which could have a material adverse effect on our results of operations.

Our intellectual property rights are critical to our success, the loss of such rights could materially adversely affect our business.

     We own numerous trademarks that are very important to our business. We also own the copyright in and to portion of the content on the packaging of our products. We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. Product packages, mechanical designs and artwork are important to our success and we take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights as necessary. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

Significant changes in government regulation may hinder sales.

     The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. New statutes and regulations may also be instituted in the future. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or packaging changed, thus adversely affecting our financial condition and operations. California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

If we are unable to maintain brand image or product quality, or if we encounter product recalls, our business may suffer.

     Our success depends on our ability to maintain and build brand image for our existing products, new products and brand extensions. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products' brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even if fake or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

     While we have to date not experienced any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we were to experience product liability claims or a product recall, our financial condition and business operations could be materially adversely effected.

If we are not able to retain the full-time services of senior management it may have an adverse effect on our operations and/or our operating performance until we find suitable replacements.

     Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance for any members of our senior management. We currently have employment agreements with Mr. Sacks and Mr. Schlosberg which end on December 31, 2008. The loss of services of either of these persons or any other key members of our senior management could adversely affect our business until a suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions and we may be unable to locate or employ such qualified personnel on acceptable terms.

Weather could adversely affect our supply chain and demand for our products.

     With regard to fruit juice, fruit juice concentrates and natural flavors, the beverage industry is subject to variability of weather conditions, which may result in higher prices and/or the nonavailability of any of such items. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate, particularly in areas outside of California. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

     We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that could change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers) could affect our products' affordability and reduce our sales.

Volatility of Stock Price may restrict sale opportunities.

     Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons and many other factors, many of which are beyond our control. We may be unable to achieve analysts earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices.

Provisions in our  organizational  documents and control by insiders may prevent
changes  in  control  even  if  such  changes   would  be  beneficial  to  other
stockholders.

     Our organizational documents may limit changes in control. Furthermore, at February 10, 2006, Mr. Sacks and Mr. Schlosberg together may be deemed to control a maximum of 21.2% of our outstanding common stock. Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control on matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and approving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

Our cash flow may not be sufficient to fund our long term goals.

     We may be unable to generate sufficient cash flow to support our capital expenditure plans and general operating activities. In addition, the terms and/or availability of our credit facility and/or the activities of our creditors could affect the financing of our future growth.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

     We are a party, from time to time, to various litigation claims and legal proceedings, which could adversely affect our financial results.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

     Our corporate offices and main warehouse are located at 1010 Railroad Street, Corona, California 92882. Our lease for this facility expires in October 2010. The area of the facility is approximately 141,000 square feet. Additionally, in January 2004 we entered into a lease for additional warehouse space in Corona, California. The area of this facility is approximately 80,000 square feet. This lease will expire at the end of March 2008 with an option to extend the lease until October 2010. We also rent additional warehouse space on a short-term basis from time to time in public warehouses situated throughout the United States and Canada.

ITEM 3. LEGAL PROCEEDINGS

     In September 2004, Barrington Capital Corporation through an alleged successor in interest, Sandburg Financial Corporation (both entities with whom the Company has never had any dealings) served a Notice of Motion ("Motion") on the Company and each of its subsidiaries as well as on a number of other unrelated entities and individuals. The Motion seeks to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys' fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980s. Barrington Capital Corporation's/Sandburg Financial Corporations claim is based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. The Motion is based on demonstrably false allegations, misstated legal propositions and lacks any substantial supporting evidence. The Company and its subsidiaries are vigorously opposing the Motion and believe that the Motion is without any merit.

     In June 2005, the Company filed a complaint in California federal court against North American Beverage Company ("NAB") seeking an injunction, damages and other relief arising out of NAB's infringement of the Company's Monster Energy(R) marks through the promotion and advertising of carbonated beverages under the mark "Flathead Lake Monster" with the word "Monster" predominantly displayed. In response, in July 2005, Flathead Lake Monster, Inc. ("Flathead"), a Montana corporation which allegedly licensed the mark "Flathead Lake Monster" to NAB, filed a complaint against the Company in federal court in Montana in which it alleged that it is the licensor of the mark "Flathead Lake Monster" and sought a declaration that its use of that mark for soda does not infringe the Company's rights in its "Monster Energy" marks. Flathead's complaint also in the alternative claimed trademark infringement by the Company "to the extent a court finds a likelihood of confusion" between the parties marks and sought an injunction against the Company from using the term "Monster Energy", as well as damages and other relief. In December 2005, all of the aforesaid proceedings, including the complaint filed by the Company as well as the complaint filed by Flathead Lake, were settled on terms deemed to be favorable to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on November 11, 2005. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director                                  Votes For      Votes Withheld
-------------------                     -------------   --------------
Rodney C. Sacks                           19,369,084           413,395
Hilton H. Schlosberg                      19,301,847           480,632
Benjamin M. Polk                          18,426,784         1,355,695
Norman C. Epstein                         18,382,312         1,400,167
Harold C. Taber, Jr.                      18,310,041         1,472,438
Mark S. Vidergauz                         19,455,910           326,569
Sydney Selati                             18,730,515         1,051,964


     The stockholders approved the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors by a vote of 11,038,166 for, 735,864 against, 27,899 abstaining and 7,980,550 broker non-votes.

     In addition, at the meeting our stockholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the year ended December 31, 2005, by a vote of 19,627,174 for, 144,498 against, 10,807 abstaining and zero broker non-votes.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

     The Company's common stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the NASDAQ Capital Market under the symbol "HANS". As of February 10, 2006, there were 22,307,006 shares of the Company's common stock outstanding held by approximately 514 holders of record.

Stock Price and Dividend Information

     The following table sets forth high and low bid closing quotations of our common stock for the periods indicated (as adjusted for the stock split that occurred on August 8, 2005 (Note 1)):


                                     High              Low
                               ---------------  ---------------
Year Ended December 31, 2004
----------------------------
First Quarter                  $       7.22     $         3.96
Second Quarter                 $      13.63     $         6.76
Third Quarter                  $      14.24     $         9.07
Fourth Quarter                 $      18.21     $        11.55

Year Ended December 31, 2005
----------------------------
First Quarter                  $      29.98     $        16.76
Second Quarter                 $      43.07     $        26.63
Third Quarter                  $      53.70     $        40.49
Fourth Quarter                 $      86.71     $        41.98

     The quotations for the common stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and bid quotations may not necessarily represent actual transactions and "real time" sale prices. The source of the bid information is the NASDAQ Stock Market, Inc.

     We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2005 with respect to shares of our common stock that may be issued under our equity compensation plans.


                                  Number of securities                           Number of securities
                                   to be issued upon     Weighted-average     remaining available for
                                      exercise of        exercise price of     future issuance under
                                 Nutstanding options,       outstanding       quity compensation plans
                                  warrants and rights    options, warrants     (excluding securities
                                          (a)               and rights        reflected in column (a))
         Plan category                                         (b)                    (c)
                                 ---------------------- -------------------- ---------------------------
Equity compensation plans
approved by stockholders                     3,712,600                 $8.38                     262,600

Equity compensation plans not
approved by stockholders                             -                    -                           -
                                 ---------------------- -------------------- ---------------------------

Total                                        3,712,600                 $8.38                     262,600
                                 ====================== ==================== ===========================


ITEM 6. SELECTED FINANCIAL DATA

     The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 2001 through 2005 and the balance sheet data as of December 31, for the years indicated, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as ITEM 7 of this Annual Report on Form 10-K.



(in thousands, except
per share information)      2005             2004             2003             2002              2001
---------------------------------------------------------------------------------------------------------------

Gross Sales*            $    415,417     $     224,098    $    135,655      $    112,885     $     97,609
Net sales               $    348,886     $     180,341    $    110,352      $     92,046     $     80,658
Gross Profit            $    182,543     $      83,466    $     43,775      $     32,032     $     27,232
Gross Profit as a
Percentage to Net
Sales                           52.3%             46.3%           39.7%             35.3%            34.6%
Operating Income        $    103,443     $      33,886    $      9,826      $      5,293     $      5,551

Net income              $     62,776     $      20,387    $      5,930      $      3,029     $      3,019

Net income per
common share
  Basic                 $       2.85     $        0.96    $       0.29      $       0.15     $       0.15
  Diluted               $       2.59     $        0.86    $       0.28      $       0.14     $       0.14
Total assets            $    163,890     $      82,022    $     47,997      $     40,464     $     38,561
Long-term debt          $         10     $         146    $        358      $      3,606     $      5,851

Stockholders' Equity    $   $125,509     $    $ 58,571    $     35,050      $   $ 28,371     $     25,334


* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by the Company's internal reporting requirements. However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of the Companys operating performance. Gross sales may not be realized in the form of cash receipts as promotional payment and allowances may be deducted from payments received from customers.( See "PART II ITEM 7 - RESULTS OF OPERATIONS").


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion ("MD&A") is provided as a supplement to and should be read in conjunction with-our financial statements and the accompanying notes ("Notes") included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forwardlooking statements.

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

* Accounting Policies and Pronouncements - a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;

* Sales - details of our sales measured on a quarterly basis in both dollars and cases;

* Inflation - information about the impact that inflation may or may not have on our results;

* Forward Looking Statements - cautionary information about forward looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the companys historical results or our current expectations or projections; and

*    Market Risks -  Information  about market  risks and risk  management.  See
     ("Forward Looking Statements" and "PART II ITEM 7A. - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS").

Our Business

Overview

     We develop, market, sell and distribute, in the main, a wide range of branded beverages. The majority of our beverages fall within the growing "alternative" beverage category. The principal brand names under which our beverages are marketed are Hansen's(R), Monster Energy(R), Blue Sky(R), Junior Juice(R), Lost(R), Rumba(TM) and Joker Mad Energy(TM). We own all of our above-listed brand names other than Lost(R) which we produce, market, sell and distribute under an exclusive licensing arrangement with Lost International LLC.

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

     During 2005, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the "alternative" beverage category, with particular emphasis on energy type drinks.

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

     A substantial portion of our sales are derived from "energy drinks", particularly our Monster Energy(R) brand energy drinks. Any decrease in sales of our energy drinks, particularly our Monster Energy(R) brand energy drinks could significantly adversely affect our future revenues and net income. Competitive pressure in the "energy drink" category could adversely affect our operating results. (See "PART I ITEM 1A. - RISK FACTORS")

     We again achieved record sales in 2005. The increase in gross and net sales in 2005 was primarily attributable to increased sales by volume of our Monster Energy(R) drinks, which were introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(R) drinks, which were introduced in 2003, our Monster Energy(R) Assault(TM) energy drinks which were introduced in September 2004, sales of Monster Energy(R) Khaos(TM) energy drinks, which were introduced in August 2005, increased sales by volume of Lost(R) energy drinks which were introduced in January 2004, and to a lesser extent, to sales of Joker Mad Energy(TM) drinks which were introduced in January 2005, as well as increased sales by volume of apple juice and juice blends, children's multi-vitamin juice drinks and Rumba(TM) energy juice, which was introduced in December 2004. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen's(R) natural sodas, Hansen's(R) energy drinks, Energade(R), and Smoothies in cans.

     During the year ended December 31, 2005, sales shipped outside of California represented 62% of our aggregate gross sales, as compared to 56% of our aggregate gross sales for the comparable period in 2004. During the year ended December 31, 2005, sales to distributors outside the United States amounted to $5.6 million, as compared to $2.3 million for the year ended
December 31, 2004, which was less than 2% of gross sales for each period respectively.

     Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Sales to our various customer types for 2005 are reflected below. The allocations below reflect changes made by the Company to the categories historically reported.

  Retail Grocery, specialty chains and wholesalers                           19%
  Club stores, drug & mass merchandisers                                     11%
  Full service distributors                                                  65%
  Health food distributors                                                    3%
  Other                                                                       2%

     In 2004, we introduced a carbonated Lost(R) Energy drink in 16-ounce cans, a carbonated Monster Energy(R) Assault(TM) drink in 16-ounce cans, a new line of Blue Sky(R) natural tea sodas in 12-ounce cans, Hansen's(R) energy drinks in 16-ounce cans, Rumba(TM) Energy Juice in 15.5-once cans and also introduced a new line of lo-carb smoothies in 11.5-ounce cans.

     In 2005, we introduced a carbonated Joker Mad Energy(TM) drink in 16-ounce cans (regular and lo-carb) a carbonated Monster Energy(R) Khaos(TM) energy drink in 16-ounce cans, Monster Energy(R) and Lo-Carb Monster Energy(R) in 24-ounce cans, Monster Energy(R), Lo-Carb Monster Energy(R) and Monster Energy(R) Assault(TM) drinks in 8.3-ounce cans, a new line of Blue Sky(R) natural sodas with real sugar, a new line of lite Blue Sky(R) natural sodas in 12-ounce cans, a new line of non-carbonated Blue Sky(R) isotonic sports drinks in 16-ounce PET plastic bottles, as well as new juice products and Fizzit(TM) which is a line of vitamin and mineral drink mixes in powdered form.

     Sales of our dual-branded 100% juice line named Juice Blast(R), which was launched in conjunction with Costco and is sold through Costco stores, were $4.0 million in 2005 as compared to $2.0 million in 2004. We have and will continue to introduce new flavors from time to time in an effort to ensure that the variety pack remains fresh and different for consumers and retain and if possible increase current distribution levels.

     In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky(R) natural soda business. The Blue Sky(R) natural soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy(R) drink in 8.3-ounce cans and in 2004 introduced a new line of Blue Sky(R) natural tea sodas in 12-ounce cans. In 2005, we introduced a new line of Blue Sky Lite natural sodas, a new line of Blue Sky(R) natural sodas made with real sugar and a new line of non-carbonated Blue Sky(R) isotonic sports drinks.

     In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice(R) beverage business. The Junior Juice(R) product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

     During 2005, we entered into several new distribution agreements for the sale of our products both within and outside the United States and substantially expanded our national sales force and marketing and support staff. As discussed under "PART I ITEM 1. - BUSINESS MANUFACTURE AND DISTRIBUTION", we anticipate that we will continue building our national sales force in 2006 as well as our marketing and support staff to support and grow the sales of our products.

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

     During 2004, we concluded exclusive contracts with the State of California, Department of Health Services Women, Infant and Children Supplemental Nutrition Branch, to supply 100% Apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004. (See "PART I ITEM 1. BUSINESS MANUFACTURE AND DISTRIBUTION").

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

     * Cost Management - The principal focus of cost management will continue to be on supplies and cost reduction. One key area of focus, for example, is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues. Another key area of focus is the reduction in inventory levels. However, due to the expansion in the number of our products as well as increased sales levels in 2005, overall inventory levels increased. During 2005, the costs primarily of PET plastic bottles and aluminum cans, as well as the costs of high fructose corn syrup and sucrose and certain packaging and freight costs also increased.

     * Efficient Capital Structure - Our capital structure is intended to optimize our costs of capital. We believe our strong capital position, our ability to raise funds at low effective cost and overall low costs of borrowing provide a competitive advantage.

     We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented, will result in
(1) maintaining and/or improving our gross profit margin; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

     Gross and net operating revenues, gross profits, operating income, and net income and net income per share represent key measurements of the above value drivers. In 2005, gross operating revenues totaled $415.4 million, an 85.4% increase over 2004. Net operating revenues totaled $348.9 million, an increase of 93.5% over 2004. Gross profit totaled $182.5 million in 2005, a 118.7%
increase from 2004. Operating income was $103.4 million compared to $33.9 million for 2004. Net income was $62.8 million as compared to $20.4 million for 2004. Net income per diluted share was $2.59 as compared to net income per diluted share of $.86 in 2004. These measurements will continue to be a key management focus in 2006 and beyond. See also "Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004."

     In 2005, the Company had working capital of $107.1 million compared to $41.6 million as of December 31, 2004. In 2005, our net cash provided by operating activities was approximately $54.6 million as compared to $20.1 million in 2004. Principal uses of cash flows are purchases of inventory, increases in accounts receivable and other assets, acquisition of property and equipment and trademarks. Payment of our debt and accounts payable and income taxes payable are expected to be and remain our principal recurring use of cash and working capital funds. (See also "PART II ITEM 7. - LIQUIDITY AND CAPITAL RESOURCES").

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

     In addition, other key challenges and risks that could impact our companys future financial results include, but are not limited to:

*    maintenance of our brand images and product quality;

* profitable expansion and growth of our family of brands in the competitive market place (See also "PART I ITEM 1. - BUSINESS - COMPETITION and SALES AND MARKETING");

* restrictions on imports and sources of supply; duties or tariffs; changes in government regulations;

* protection of our existing intellectual property portfolio of trademarks and the continuous pursuit of new and innovative trademarks for our expanding product lines;

* limitations on available quantities of sucralose, a non-caloric sweetener that is used in many of our beverage products, during 2006, due to demand for such sweetener exceeding the supplier's production capacity, as well as limitations on available quantities of certain package containers such as the 24-ounce cap can and copacking availability; and

*    the imposition of additional restrictions.

* (See also "PART I ITEM 1A. - RISK FACTORS") for additional information about risks and uncertainties facing our Company.

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

Results of Operations

                                                                                                         Percentage Change
                                                                                                     ---------------------------
                                                2005                2004                2003          05 vs. 04     04 vs. 03
                                        -------------------- ------------------- ------------------- ------------- -------------

Gross sales, net of
  discounts & returns *                       $ 415,417,282       $ 224,097,875       $ 135,655,087         85.4%         65.2%
Less:  Promotional and
  other allowances**                             66,530,916          43,756,740          25,302,891         52.0%         72.9%
                                        -------------------- ------------------- ------------------- ------------- -------------
Net sales                                       348,886,366         180,341,135         110,352,196         93.5%         63.4%
Cost of sales                                   166,343,118          96,874,750          66,577,168         71.7%         45.5%
                                        -------------------- ------------------- ------------------- ------------- -------------
Gross profit                                    182,543,248          83,466,385          43,775,028        118.7%         90.7%
Gross profit margin                                   52.3%               46.3%               39.7%

Operating Expenses:
Selling, general and
   administrative expenses                       79,029,837          49,507,137          33,887,045         59.6%         46.1%
Amortization of trademarks                           70,102              73,046              61,888         (4.0%)        18.0%
                                        -------------------- ------------------- ------------------- ------------- -------------
Operating income                                103,443,309          33,886,202           9,826,095        205.3%        244.9%
Operating income as a percent
   of net sales                                       29.6%               18.8%                8.9%

Net nonoperating income
     (expense)                                    1,351,272              51,995             (67,013)     2,498.8%       (177.6%)
                                        -------------------- ------------------- ------------------- ------------- -------------
Income before provision for
   income taxes                                 104,794,581          33,938,197           9,759,082        208.8%        247.8%

Provision for income taxes                       42,018,605          13,551,393           3,828,678        210.1%        253.9%
                                        -------------------- ------------------- ------------------- ------------- -------------
Effective tax rate                                    40.1%                39.9%               39.2%

Net income                                     $ 62,775,976        $ 20,386,804         $ 5,930,404        207.9%        243.8%
                                        ==================== =================== =================== ============= =============
Net income as a percent of net
   sales                                               18.0%               11.3%                5.4%

Net income per common share:
   Basic (See Note 7 to the
   consolidated financial statements)          $      2.85         $       0.96         $      0.29        196.9%        231.0%
  Diluted (See Note 7 to the
   consolidated financial statements)          $      2.59         $       0.86         $      0.28        201.2%        207.1%

Case sales (in thousands) (in 192-ounce case equivalents)
                                                    48,214               29,760              20,421         62.0%         45.7%

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by the Company's internal reporting requirements. However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of the Companys operating performance. Gross sales may not be realized in the form of cash receipts as promotional payment and allowances may be deducted from payments received from customers.

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

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

     Gross Sales. For the year ended December 31, 2005, gross sales were $415.4 million, an increase of $191.3 million or 85.4% higher than gross sales of $224.1 million for the year ended December 31, 2004. The increase in gross sales is primarily attributable to increased sales of certain of our existing products and the introduction of new products as discussed below in "Net Sales". The percentage increase in gross sales was lower than the percentage increase in net sales due to a decrease in the promotional and other allowances as a percentage of gross sales, which decreased from 19.5% for the year ended December 31, 2004 to 16.0% for the year ended December 31, 2005, although the actual amount of promotional and other allowances increased from $43.8 million to $66.5 million for the respective periods.

     Net Sales. For the year ended December 31, 2005, net sales were $ 348.9 million, an increase of $168.5 million or 93.5% higher than net sales of $180.3 million for the year ended December 31, 2004. We again achieved record sales in 2005. The increase in gross and net sales in 2005 was primarily attributable to increased sales by volume of our Monster Energy(R) drinks, which were introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(R) drinks, which were introduced in 2003, our Monster Energy(R) Assault(TM) energy drinks which were introduced in September 2004, sales of Monster Energy(R) Khaos(TM) energy drinks, which were introduced in August 2005, increased sales by volume of Lost(R) energy drinks which were introduced in January 2004, and to a lesser extent, to sales of Joker Mad Energy(TM) drinks which were introduced in January 2005, as well as increased sales by volume of apple juice and juice blends, and children's multi-vitamin juice drinks and Rumba(TM) which was introduced in December 2004. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen's Natural Sodas(R), Hansen's(R) energy drinks, Energade(R) and Smoothies in cans. Net sales case volumes (calculated on 192 U.S. fluid ounces of finished beverage equivalent basis) increased from 29.8 million cases for the year ended December 31, 2004 to
48.2 million cases for the year ended December 31, 2005, an increase of 18.4 million cases or 62.0%. The overall average net sales price per case also increased to $7.24 per case for the year ended December 31, 2005 from $6.06 for the year ended December 31, 2004, an increase of 19.5%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products as described below.

     Net sales for the DSD segment were $270.0 million for the year ended December 31, 2005, an increase of approximately $157.0 million or 138.8% higher than net sales of $113.1 million for the year ended December 31, 2004. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy(R) drinks, which were introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(R) drinks, which were introduced in 2003, our Monster Energy(R) Assault(TM) energy drinks which were introduced in September 2004, sales of Monster Energy(R) Khaos(TM) energy drinks, which were introduced in August 2005, increased sales by volume of Lost energy drinks which were introduced in January 2004. The increase in net sales was also attributable, to a lesser extent, to sales of Joker Mad Energy(TM) drinks which were introduced in January 2005. The increase in net sales was partially offset by lower sales by volume of Hansen's(R) energy drinks and Energade(R).

     Net sales for the Warehouse segment were $78.9 million for the year ended December 31, 2005, an increase of approximately $11.3 million or 16.7% higher than net sales of $67.6 million for the year ended December 31, 2004. The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of Hansen's(R) apple juice and juice blends, children's multi-vitamin juice drinks and RumbaTM energy juice, which was introduced in December 2004. The increase in net sales was partially offset by lower sales by volume of smoothies in cans and Hansen's(R) natural sodas.

     Gross Profit. Gross profit was $182.5 million for the year ended December 31, 2005, an increase of $99.1 million or 118.7% over the $83.5 million gross profit for the year ended December 31, 2004. Gross profit as a percentage of net sales was 52.3% for the year ended December 31, 2005 which was higher than gross profit as a percentage of net sales of 46.3% for the year ended December 31, 2004, due primarily to higher gross profit margins achieved on the increased sales of Monster Energy(R) and Lost(R) energy drinks. Although a greater percentage of our sales comprised products having higher gross margins than the prior year, the increase in profit margins was partially reduced by higher promotional payments and allowances to promote our products.

     Gross profit may not be comparable to those of other entities since some entities include all costs associated with their distribution process in cost of sales whereas others like Hansen's exclude certain costs and instead include such costs within another line item such as selling, general and administrative expenses.

     Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $22.1 million for the year ended December 31, 2005 and $12.4 million for the year ended December 31, 2004 and have been included in operating expenses.

     Total Operating Expenses. Total operating expenses were $79.1 million for the year ended December 31, 2005, an increase of $29.5 million or 59.6% over total operating expenses of $49.6 million for the year ended December 31, 2004. Total operating expenses as a percentage of net sales decreased to 22.6% for the year ended December 31, 2005, from 27.4% for the year ended December31,2004. The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses. The decrease in total operating expenses as a percentage of net sales was primarily attributable to the comparatively lower increase in selling, general and administrative expenses than the increase in net sales.

     Selling. Selling expenses were $50.8 million for the year ended December 31, 2005, an increase of $21.5 million or 73.7% over selling expenses of $29.2 million for the year ended December 31, 2004. Selling expenses as a percentage of net sales decreased to 14.6% for the year ended December 31, 2005 from 16.2% for the year ended December 31, 2004. The increase in selling expenses was primarily attributable to increased distribution (freight) and storage expenses which increased by $9.7 million, increased expenditures for trade development activities and cooperative arrangements with our customers and distributors, which increased by $4.2 million, increased expenditures for merchandise displays, point-of-sale materials, and premiums, which increased by $3.0 million, increased expenditures for sponsorships and endorsements which increased $1.7 million, increased expenditures for advertising which increased by $1.3 million, and increased expenditures for samples, which increased by $1.2 million.

     General and Administrative. General and administrative expenses were $28.3 million for the year ended December 31, 2005, an increase of $8.0 million or 39.4% over general and administrative expenses of $20.3 million for the year ended December 31, 2004. General and administrative expenses as a percentage of net sales decreased to 8.1% for the year ended December 31, 2005 from 11.3% for the year ended December 31, 2004. The increase in general and administrative expenses was primarily attributable to payroll expenses which increased by $3.6 million, distributor termination payments which increased by $1.2 million and travel and entertainment expenses which increased by $682,000.

     Amortization of Trademarks. Amortization of trademarks was $70,000 for the year ended December 31, 2005, a decrease of $3,000 from amortization of trademarks of $73,000 for the year ended December 31, 2004. The decrease in amortization of trademarks was due to a reduction in the balance of definite life trademarks.

     Contribution Margin. Contribution margin represents net sales by segment less the cost of sales and operating expenses which can be directly attributed to segment net sales. Contribution margin for the DSD segment was $112.9 million for the year ended December 31, 2005, an increase of approximately $71.8 million or 174.4% higher than contribution margin of $41.2 million for the year ended December 31, 2004. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy(R) brand energy drinks and Lost(R) energy drinks. Contribution margin for the Warehouse segment was $6.4 million for the year ended December 31, 2005, an increase of approximately $2.4 million or 58.5% higher than contribution margin of $4.0 million for year ended December 31, 2004. The increase in the contribution margin for the Warehouse segment was primarily attributable to increased sales of apple juice and juice blends.

     Operating Income. Operating income was $103.4 million for the year ended December 31, 2005, compared to $33.9 million for the year ended December 31, 2004. The $69.6 million increase in operating income was primarily attributable to increased gross profits, which was partially offset by increased operating expenses.

     Net Nonoperating Income/(Expense). Net nonoperating income/(expense) was $1.4 million for the year ended December 31, 2005, as compared to net nonoperating income/(expense) of $52,000 for the year ended December 31, 2004. Net nonoperating income/(expense) consists of interest income and interest and financing expense. The increase in interest income was primarily attributable to an increase in the cash balances in interest bearing accounts during the year ended December 31, 2005. Interest income for the year ended December 31, 2005 was $1.4 million compared to interest income of $94,000 for the year ended December 31, 2004. Interest and financing expense for the year ended December 31, 2005 was $77,000 compared to $42,000 for the year ended December 31, 2004. The increase in interest and financing expense was primarily attributable to an increase in capital leases entered into during 2005.

     Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2005 was $42.0 million which was an increase of $28.4 million as compared to the provision for income taxes of $13.6 million for the year ended December 31, 2004. The increase in provision for income taxes was primarily attributable to the increase in operating income. The effective combined federal and state tax rate for 2005 was 40.1%, as compared to an effective tax rate of 39.9% for 2004.

     Net Income. Net income was $62.8 million for the year ended December 31, 2005, which was an increase of $42.4 million as compared to net income of $20.4 million for the year ended December 31, 2004. The increase in net income was primarily attributable to the $99.1 million increase in gross profit and an increase of net nonoperating income/(expense) of $1.3 million for the year ended December 31, 2005 which was partially offset by increased operating expenses of $29.5 million and an increase in the provision for income taxes of $28.4 million.

     Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Gross Sales. For the year ended December 31, 2004, gross sales were $224.1 million, an increase of approximately $88.4 million or 65.2% higher than gross sales of $135.7 million for the year ended December 31, 2003. The increase in gross sales for the year ended December 31, 2004 was primarily attributable to increased sales by volume of certain of our existing products as well as the introduction of new products as discussed below in "Net Sales". The percentage increase in gross sales was comparable to the percentage increase in net sales. The promotional and other allowances as a percentage of gross sales increased slightly from 18.7% for the year ended December 31, 2003 to 19.5% for the year ended December 31, 2004 as well as the actual amount of promotional and other allowances, which increased from $25.3 million to $43.8 million for the respective periods.

     Net Sales. For the year ended December 31, 2004, net sales were $180.3 million, an increase of approximately $70.0 million or 63.4% higher than net sales of $110.4 million for the year ended December 31, 2003. The increase in gross and net sales in 2004 was primarily attributable to increased sales by volume of Monster Energy(R) drink, which was introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(R) drink which was introduced in 2003 and sales by volume of Lost energy drinks which were introduced at the beginning of 2004, as well as increased sales by volume of apple juice, juice blends, and Energade(R) energy sports drinks. Additionally, the increase in gross and net sales was attributable to the increased sales prices of and reduced allowances for smoothies in cans and natural sodas. The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen's(R) energy drinks in 8.3-ounce cans, childrens multi-vitamin juice drinks, and teas, lemonades and cocktails. Net sales case volumes increased from
20.4 million cases for the year ended December 31, 2003 to 29.8 million cases for the year ended December 31, 2004, an increase of 9.3 million cases or 45.7%. The overall average net sales price per case also increased to $6.06 per case for the year ended December 31, 2004 from $5.40 per case for the year ended December 31, 2003, an increase of 12.2%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products.

     Net sales for the DSD segment were $113.1 million for the year ended December 31, 2004, an increase of approximately $63.6 million or 128.5% higher than net sales of $49.5 million for the year ended December 31, 2003. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of Monster Energy(R) drink, which was introduced in April 2002, including our low carbohydrate ("lo-carb") Monster Energy(R) drink which was introduced in 2003 and sales by volume of Lost(R) energy drinks which were introduced at the beginning of 2004, as well as increased sales by volume of Energade(R) energy sports drinks. The increase in net sales for the DSD segment was partially offset by decreased sales by volume primarily of Hansen's(R) energy drinks.

     Net sales for the Warehouse segment were $67.6 million for the year ended December 31, 2004, an increase of approximately $6.7 million or 11.0% higher than net sales of $60.9 million for the year ended December 31, 2003. The increase in net sales of the Warehouse segment was primarily attributable to increased sales by volume of Hansen's(R) apple juice and juice blends. Additionally, the increase in net sales for the Warehouse segment was attributable to the increased sales prices of and reduced allowances for smoothies in cans and natural sodas. The increase in net sales was partially offset by decreased sales by volume primarily of our childrens multi-vitamin juice drinks, and teas, lemonades and cocktails.

     Gross Profit. Gross profit was $83.5 million for the year ended December 31, 2004, an increase of $39.7 million or 90.7% over the $43.8 million gross profit for the year ended December 31, 2003. Gross profit as a percentage of net sales was 46.3% for the year ended December 31, 2004 which was higher than gross profit as a percentage of net sales of 39.7% for the year ended December 31, 2003. Increases in gross sales volume contributed to an increase in gross profit while a change in the Companys product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales. This increase in profit margins was partially reduced by higher promotional payments and allowances to promote our products.

     Gross profit may not be comparable to those of other entities since some entities include all costs associated with their distribution process in cost of sales whereas others exclude certain costs and instead include such costs within another line item such as selling, general and administrative expenses.

     Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $12.4 million and $8.3 million for the years ended December 31, 2004 and 2003, respectively and have been included in operating expenses.

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

     Selling. Selling expenses were $29.2 million for the year ended December 31, 2004, an increase of $9.1 million or 45.5% over selling expenses of $20.1 million for the year ended December 31, 2003. Selling expenses as a percentage of net sales decreased to 16.2% for the year ended December 31, 2004 from 18.2% for the year ended December 31, 2003. The increase in selling expenses was primarily attributable to increased distribution (freight) and storage expenses after manufacture, which increased by $4.1 million, increased expenditures for trade development activities and cooperative arrangements with our customers and distributors, which increased by $2.1 million, and increased expenditures for merchandise displays, point-of-sale materials, and premiums, which increased by $2.0 million

     General and Administrative. General and administrative expenses were $20.3 million for the year ended December 31, 2004, an increase of $6.5 million or 47.0% over general and administrative expenses of $13.8 million for the year ended December 31, 2003. General and administrative expenses as a percentage of net sales decreased to 11.2% for the year ended December 31, 2004 from 12.5% for the year ended December 31, 2003. The increase in general and administrative expenses was primarily attributable to payroll expenses which increased by $3.3 million, professional services, consisting of legal, consulting and accounting services primarily related to the implementation and testing required by the Sarbanes-Oxley Act of 2002, and legal services related to protecting trademarks which increased by $1.5 million, and travel and entertainment expenses which increased by $622,000.

     Contribution Margin. Contribution margin for the DSD segment was $41.2 million for the year ended December 31, 2004, an increase of approximately $26.3 million or 176.6% higher than contribution margin of $14.9 million for the year ended December 31, 2003. The increase in contribution margin for the DSD division was primarily attributable to the increase in net sales of Monster Energy(R) brand energy drinks and Lost(R) energy drinks. Contribution margin for the Warehouse segment was $4.0 million for the year ended December 31, 2004, an increase of approximately $1.6 million or 66.7% higher than contribution margin of $2.4 million for year ended December 31, 2003. The increase in the contribution margin for the Warehouse segment was primarily attributable to increased sales of Hansen's(R) apple juice and juice blends.

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

     Operating Income. Operating income was $33.9 million for the year ended December 31, 2004, compared to $9.8 million for the year ended December 31, 2003, an increase of $24.1 million. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

     Net Nonoperating Income/(Expense). Net nonoperating income was $52,000 for the year ended December 31, 2004, as compared to net nonoperating expense of $67,000 for the year ended December 31, 2003. Net nonoperating income/(expense) consists of interest income and interest and financing expense. The increase in interest income was primarily attributable to an increase in the cash invested in interest bearing accounts during the year ended December 31, 2004. Interest and financing expense for the year ended December 31, 2004 was $42,000 compared to $73,000 for the year ended December 31, 2003. The decrease in interest and financing expense was primarily attributable to the decrease in outstanding loan balances and lower interest rates. Interest income for the year ended December 31, 2004 was $94,000, compared to interest income of $6,000 for the year ended December 31, 2003.

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

Liquidity and Capital Resources

     Cash flows from operating activities - Net cash provided by operating activities was $54.6 million for the year ended December 31, 2005 as compared to $20.1 million in the comparable period in 2004. For the year ended December 31, 2005, cash provided by operating activities was primarily attributable to net income earned including adjustments for certain non-cash expenses. In 2005, cash provided by operating activities was reduced due to increases in accounts receivable which was attributable to increased sales volumes as well as increased sales to certain classes of customers who have different payment terms, increases in inventories required to meet increased sales levels and the increases in prepaid income taxes. Increases in inventory levels are the direct result of increases in purchasing, which contributed to the increased balances of accounts payable and accrued liabilities.

     Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

     Cash flows from investing activities - Net cash provided by investing activities was $3.2 million for the year ended December 31, 2005 as compared to net cash used in investing activities of $18.8 million in the comparable period in 2004. For the year ended December 31, 2005, cash provided by investing activities was primarily attributable to purchases, maturities and sales of short-term investments, and to a minor extent, the sale-leaseback of certain vans and promotional vehicles and the sale of certain property and equipment that was no longer operational. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of computer and office equipment used for sales and administrative activities, vans and promotional vehicles and other equipment to support the marketing and promotional activities of the Company and also for additions to trademark. Management expects that it will continue to use portion of its cash in excess of its requirements for operations, to purchase short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, particularly, specific items of production equipment required to produce certain of our products, storage racks, merchandise display racks, vans and promotional vehicles, coolers and other promotional equipment and businesses compatible with the image of the Companys brands, as well as the introduction of new product lines.

     Cash flows from financing activities - Net cash used in financing activities was $113,000 for the year ended December 31, 2005 as compared to net cash provided by financing activities of $1.3 million in the comparable period in 2004. For the year ended December 31, 2005, cash provided by financing activities was primarily attributable to proceeds received from the issuance of common stock pursuant to the exercise of stock options which was partially offset by principal payments of long-term debt. The increase in payments on long-term debt as compared to the comparable period in 2004 related to lease payments made on vehicle leases entered into over the past year.

     Debt and other obligations - HBC has a credit facility from Comerica Bank ("Comerica"), consisting of a revolving line of credit. Such revolving line of credit is secured by substantially all of HBCs assets, including accounts receivable, inventory, trademarks and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $7.8 million under its revolving line of credit. The revolving line of credit remains in full force and effect through June 1, 2007. Interest on borrowings under the line of credit is based on Comericas base (prime) rate minus up to 1.5% or varying LIBOR rates up to 180 days plus an additional percentage of up to 1.5%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on the line of credit at December 31, 2005.

     The terms of the Companys line of credit contain certain financial covenants including certain financial ratios. The Company was in compliance with its covenants at December 31, 2005.

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

     Noncancelable contractual obligations include our obligations under our agreement with the Las Vegas Monorail Company and other commitments. (See also
PART II ITEM 8 - NOTE 8, COMMITMENTS & CONTINGENCIES).

     Purchase commitments include obligations made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

     The following represents a summary of the Company's contractual obligations and related scheduled maturities as of December 31, 2005:


                                         Payments due by period
----------------------------------------------------------------------------------------------------------
       Obligations               Total      Less than          1-3              3-5          More than 5
                                             1 year           years            years            years
----------------------------------------------------------------------------------------------------------

Noncancelable contracts   $   3,265,595   $  2,870,595   $     395,000    $           -    $            -
Long-Term Debt                  109,864        109,864
Capital Lease                   415,480        405,357          10,123
Operating Lease               5,110,157      1,289,343       3,154,166          666,648
Purchase Commitments         11,699,072      7,437,967       4,261,105
                          --------------  -------------  --------------   --------------   ---------------
                          $  20,600,168   $ 12,113,126   $   7,820,394    $     666,648    $            -
                          ==============  =============  ==============   ==============   ===============

     In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company ("Rexam") dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro rated basis. The Company's maximum liability under this agreement is $4.3 million subject to compliance by Rexam with a number of conditions under this agreement.

     Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment for at least the next twelve months. Based on the Company's current plans, at this time the Company estimates that capital expenditures are likely to be less than $5 million through December 2006. However, future business opportunities may cause a change in this estimate.

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

     Trademarks - Trademarks primarily represent the Companys exclusive ownership of the Hansen's(R) trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products and the Monster Energy(R) trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over one to 20 years.

     In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. Based on managements quarterly impairment analysis performed, the estimated fair values of trademarks exceeded the carrying value.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. No impairments were identified during 2005, however, during 2004, management recognized an impairment to property and equipment as discussed in Note 1 of the attached financial statements.

     Management believes that the accounting estimate related to impairment of its long lived assets, including its trademarks, is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Managements assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

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

     Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $22.1 million, $12.4 million and $8.3 million for the years ended December 31, 2005, 2004, and 2003 respectively.

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

     Accounts Receivable - The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customers inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Companys recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

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

     Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See Note 9 in Notes to Consolidated Financial Statements.

      Newly Issued Accounting Pronouncements

     Information regarding newly issued accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005, which note is incorporated herein by this reference.

Sales

The table set forth below discloses selected quarterly data regarding sales for the past five years. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

* Sales of beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Unit case volume of the Company means number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by the Company. Sales of food bars and cereals, which have been discontinued and are not material, are expressed in actual cases.

     The Company's quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansens products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen's products expands outside of California. The Companys experience with its energy drink products, suggests that they are less seasonal than traditional beverages. As the percentage of the Companys sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and changes in and/or increased advertising and promotional expenses. (See also "PART I ITEM 1. - BUSINESS SEASONALITY").


                      2005               2004               2003              2002              2001
                -----------------  ----------------    ---------------    --------------    -------------

    Unit Case Volume / Case Sales (in Thousands)
     Quarter 1             9,295             5,368              4,219             3,597            3,091
     Quarter 2            12,368             7,605              5,356             4,977            4,171
     Quarter 3            13,983             8,916              6,221             5,146            4,271
     Quarter 4            12,568             7,871              4,625             3,885            3,583
                -----------------    --------------    ---------------    --------------    -------------
         Total            48,214            29,760             20,421            17,605           15,116
                =================    ==============    ===============    ==============    =============

    Net Revenues (in Thousands)
     Quarter 1  $         60,014     $      31,299     $       22,086     $      18,592     $     16,908
     Quarter 2            85,441            46,064             28,409            26,265           22,337
     Quarter 3           105,421            52,641             33,291            26,985           23,011
     Quarter 4            98,010            50,337             26,566            20,204           18,402
                -----------------    --------------    ---------------    --------------    -------------
         Total  $        348,886     $     180,341     $      110,352     $      92,046     $     80,658
                =================    ==============    ===============    ==============    =============

    Average Price per Case
     Quarter 1  $           6.46     $        5.83     $         5.23     $        5.17     $       5.47
     Quarter 2  $           6.91     $        6.06     $         5.30     $        5.28     $       5.36
     Quarter 3  $           7.54     $        5.90     $         5.35     $        5.24     $       5.39
     Quarter 4  $           7.80     $        6.40     $         5.74     $        5.20     $       5.14
                -----------------    --------------    ---------------    --------------    -------------
         Total  $           7.24     $        6.06     $         5.40     $        5.23     $       5.34
                =================    ==============    ===============    ==============    =============


Inflation

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented.

Forward Looking Statements

     The Private Security Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. Certain statements made in this report may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company's existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non historical information, are forward looking statements within the meaning of the Act. Without limiting the foregoing, the words "believes", "thinks", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements.

     Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, those described in "PART I ITEM 1A. - RISK FACTORS" and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. Such factors are not exhaustive.

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

     At December 31, 2005, the majority of the Company's debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended December 31, 2005, the net impact on the Company's pre-tax earnings would have been insignificant. There have been no significant changes to the Company's exposure to market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be furnished in response to this ITEM 8 follows the signature page hereto at pages 67 through 90.

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

     Management's Report on Internal Control Over Financial Reporting - Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2005. Based on the company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that the company's internal control over financial reporting was effective as of December 31, 2005.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hansen Natural Corporation
Corona, California

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Hansen Natural Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

     In our opinion, managements assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in Item 15(b) as of and for the year ended December 31, 2005, of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.



DELOITTE & TOUCHE LLP
Costa Mesa, California
March 9, 2006

ITEM 9B.        OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified. It is anticipated that the next annual meeting of stockholders will be held in October or November 2006.

     The members of our Board of Directors and our executive officers are as follows:

           Name                       Age                           Position
 ------------------------------     ------------    -------------------------------------

Rodney C. Sacks(1)                     56          Chairman of the Board of Directors and
                                                    Chief Executive Officer
Hilton H. Schlosberg(1)                53          Vice Chairman of the Board of
                                                    Directors, Chief Financial Officer,
                                                    Chief Operating Officer and
                                                    Secretary
Benjamin M. Polk                       55          Director
Norman C. Epstein (2,3,4)              65          Director
Sydney Selati(2)                       67          Director
Harold C. Taber, Jr. (2,4)             66          Director
Mark S. Vidergauz (3)                  52          Director
Mark Hall                              50          President,
                                                    Monster Beverage Division
Michael B. Schott                      57          Senior Vice President, National Sales,
                                                    Monster Beverage Division
Kirk Blower                            55          Senior Vice President, Non-Carbonated
                                                    Products, HBC
Thomas J. Kelly                        51          Vice President - Finance and
                                                    Secretary, HBC


(1)  Member of the Executive Committee of the  Board of Directors
(2)  Member of the Audit Committee of the Board of Directors
(3)  Member of the Compensation Committee of the Board of Directors
(4)  Member of the Nominating Committee of the Board of Directors

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

     Benjamin M. Polk - Director of the Company from November 1990 to the present. Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992. Partner with Schulte Roth & Zabel LLP(1) since May 2004 and previously a partner with Winston & Strawn LLP where Mr. Polk practiced law with that firm and its predecessors, from August 1976 to May 2004.

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

     Sydney Selati - Director of the Company and member of the Audit Committee of the Board of Directors since September 2004. Mr. Selati was a director of Barbeques Galore Ltd. from 1997 to 2005 and was Chairman of the Board of Directors of Galore USA since from 1988 to 2005. Mr. Selati was president of Sussex Group Limited from 1984 to 1988.

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

     Mark Hall - President, Monster Beverage Division, joined HBC in 1997. Prior to joining HBC, Mr. Hall spent three years with Arizona Beverages as Vice
President of Sales where he was responsible for sales and distribution of Arizona products through a national network of beer distributors and soft drink bottlers.

     Michael B. Schott - Vice President, National Sales, Monster Beverage Division, joined HBC in 2002. Prior to joining HBC, Mr. Schott held a number of management positions in the beverage industry including president of Snapple Beverage Co., SOBE Beverage Co. and Everfresh Beverages, respectively. Mr. Schott has over 30 years of experience in sales and marketing, primarily with beverage companies in key executive and operational roles.

     Kirk Blower - Senior Vice President, Juice and Non-Carbonated Products, of HBC since 1992. Mr. Blower has over 30 years of experience in sales and marketing, primarily with the Coca-Cola organization.

     Thomas J. Kelly - Vice President Finance and Secretary of HBC since 1992. Prior to joining HBC, Mr. Kelly served as controller for California Copackers Corporation. Mr. Kelly is a Certified Public Accountant and has worked in the beverage business for over 20 years.

(1)Mr. Polk and his law firm, Schulte Roth & Zabel LLP, serve as counsel to the Company.

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

                            Hansen Beverage Company
                              1010 Railroad Street
                                Corona, CA 92882
                                 (951) 739-6200
                                 (800) HANSENS
                                 (800) 426-7367


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

     To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the year ended December 31, 2005, all
Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent stockholders were complied with, except that Form 4's in respect of the grant of options to purchase the Company's stock required to be filed by each of Mark Hall, Kirk Blower, Norman Epstein, Mark Vidergauz, and Benjamin Polk, an option exercise to purchase the Company's stock required to be filed by Mark Hall, Tom Kelly and Kirk Blower, the distribution of shares held by a limited partnership required to be filed by Rodney Sacks, Hilton Schlosberg and Brandon Limited Partnership No. 2, and a sale of shares of the Company's common stock required to be filed by Mark Hall and Mike Schott were inadvertently filed late. The respective transactions were subsequently filed on Form 4's.

ITEM 11.        EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding the total remuneration earned and grants of options/ made to the chief executive officer and each of the four most highly compensated executive officers of the Company and its subsidiaries who earned total cash compensation in excess of $100,000 during the year ended December 31, 2005. These amounts reflect total cash compensation paid by the Company and its subsidiaries to these individuals during the years December 31, 2003 through 2005.

                           SUMMARY COMPENSATION TABLE


====================================================================================================================
                                                                                            Long Term
                                                    ANNUAL COMPENSATION                    Compensation
--------------------------------------------------------------------------------------------------------------------

                                                                         Other                   Securities
 Name and Principal                                 Bonus(2)            Annual                  underlying
      Positions           Year       Salary(1)($)      ($)         Compensation ($)             Options (#)
--------------------------------------------------------------------------------------------------------------------
   Rodney C. Sacks        2005       257,250        125,000            24,542(3)                    450,000
    Chairman, CEO         2004       245,000        100,000            27,948(3)
    and Director          2003       225,833         35,000            19,333(3)                    300,000
--------------------------------------------------------------------------------------------------------------------
Hilton H. Schlosberg
 Vice-Chairman, CFO,
   COO, President,        2005       257,250        125,000            10,114(3)                    450,000
    Secretary and         2004       245,000        100,000             9,671(3)
      Director            2003       225,833         35,000             7,753(3)                    300,000
--------------------------------------------------------------------------------------------------------------------
    Mark J. Hall
      President           2005       225,000        175,000             7,806(3)                    250,000
  Monster Beverage        2004       200,000        150,000             8,356(3)                    120,000
      Division            2003       175,000         70,000             9,554(3)
--------------------------------------------------------------------------------------------------------------------
   Michael Schott
     Senior Vice
 President National
        Sales             2005       180,000         50,000             28,448(6)                    62,000
  Monster Beverage        2004       160,000         20,000             29,027(5)                    64,000
      Division            2003       140,000         50,000             24,572(4)
--------------------------------------------------------------------------------------------------------------------
   Thomas J. Kelly        2005       150,000         40,000             8,668(3)                      2,000
   Vice President         2004       125,000         40,000             9,319(3)                     50,000
       Finance            2003       115,000         15,000             6,937(3)
====================================================================================================================


(1) SALARY - Pursuant to employment agreements, Messrs. Sacks and Schlosberg were entitled to an annual base salary of $257,250, $245,000, and $225,833 for 2005, 2004 and 2003, respectively.

(2) BONUS - Payments made in 2006, 2005 and 2004 are for bonuses accrued in 2005, 2004 and 2003, respectively.

(3) OTHER ANNUAL COMPENSATION - The cash value of perquisites of the named persons did not total $50,000 or 10% of payments of salary and bonus for the years shown.

(4) Includes $7,200 for auto reimbursement expense, $10,000 for housing expenses, $1,200 for travel expenses, and $6,172 for other miscellaneous perquisites.

(5) Includes $7,200 for auto reimbursement expense, $10,000 for housing expenses, $4,800 for travel expenses, and $7,027 for other miscellaneous perquisites.

(6) Includes $7,015 for auto reimbursement expenses, $9,732 for housing expenses and $11,701 for other miscellaneous perquisites.

               OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2005

====================================================================================================================================


                                                                                                Potential realizable value at
                                                                                             assumed annual rates of stock price
                                                 Individual Grants                             appreciation for option term(4)
------------------------------------------------------------------------------------------   ---------------------------------------

                              Number of      Percent of total
                              Securities     Options granted to    Exercise or
                              underlying       employees in         base price  Expiration             5%                10%
           Name          Options granted (#)       2005              ($/Share)      Date              ($)                ($)
------------------------------------------------------------------------------------------  ----------------------------------------
Rodney C. Sacks                  300,000 (1)         19.4%             26.25     3/23/2015         4,952,548         12,550,718
                                 150,000 (3)          9.7%             67.48    11/11/2015         6,365,675         16,131,857
------------------------------------------------------------------------------------------  ----------------------------------------
Hilton H. Schlosberg             300,000 (1)         19.4%             26.25     3/23/2015         4,952,548         12,550,718
                                 150,000 (3)          9.7%             67.48    11/11/2015         6,365,675         16,131,857
------------------------------------------------------------------------------------------  ----------------------------------------
Mark J. Hall                     200,000 (1)         12.9%             26.25     3/23/2015         3,301,699          8,367,146
                                  25,000 (2)          1.6%             43.79     9/28/2015           688,483          1,744,749
                                  25,000 (3)          1.6%             67.48    11/11/2015         1,060,946          2,688,643
------------------------------------------------------------------------------------------  ----------------------------------------
Michael Schott                    50,000 (1)          3.2%             26.25     3/23/2015           825,425          2,091,786
                                  12,000 (3)          0.8%             67.48    11/11/2015           509,254          1,290,549
------------------------------------------------------------------------------------------  ----------------------------------------
Thomas J. Kelly                    2,000 (3)          0.1%             67.48    11/11/2015            84,876            215,091
==========================================================================================  ========================================


(1) Options to purchase the Company's common stock become exercisable in equal annual increments over 5 years beginning March 23, 2006.

(2) Options to purchase the Company's common stock become exercisable in equal annual increments over 5 years beginning September 28, 2006.

(3) Options to purchase the Company's common stock become exercisable in equal annual increments over 5 years beginning November 11, 2006.

(4) The 5% and 10% assumed annual rates of appreciation are provided in accordance with the rules and regulations of the SEC and do not represent our estimates or projections of our future common stock price growth.

               AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED
            DECEMBER 31, 2005 AND OPTION VALUES AT DECEMBER 31, 2005

====================================================================================================================


                                                       Number of underlying
                                                            unexercised
                                                            Options at        Value of unexercised in-the-money
                                                       December 31, 2005 (#)  options at December 31, 2005 ($)
                                                      --------------------------------------------------------------
                       Shares acquired      Value          Exercisable/                     Exercisable/
         Name          on exercise (#)  Realized ($)       Unexercisable                   Unexercisable
--------------------- ----------------- -------------- ---------------------- --------------------------------------
Rodney C. Sacks                       -              -    400,000/710,000 (1)              30,704,200/37,437,300
--------------------- ----------------- -------------- ---------------------- --------------------------------------
Hilton H. Schlosberg                  -              -    400,000/710,000 (1)              30,704,200/37,437,300
--------------------- ----------------- -------------- ---------------------- --------------------------------------
Mark J. Hall                     32,000        939,360          0/362,000 (2)                       0/20,077,710
--------------------- ----------------- -------------- ---------------------- --------------------------------------
Michael Schott                   40,000      1,366,040          0/182,000 (3)                       0/11,886,960
--------------------- ----------------- -------------- ---------------------- --------------------------------------
Thomas J. Kelly                  14,000        533,710          0/ 50,000 (4)                       0/ 3,628,260
====================================================================================================================

(1) Includes options to purchase 200,000 shares of common stock at $2.125 per share which are exercisable at December 31, 2005, granted pursuant to Stock Option Agreements dated February 2, 1999 between the Company and Messrs. Sacks and Schlosberg, respectively; options to purchase 160,000 shares of common stock at $1.785 per share of which 80,000 are exercisable at December 31, 2005, granted pursuant to Stock Option Agreements dated July 12, 2002 between the Company and Messrs. Sacks and Schlosberg, respectively; options to purchase
300,000 shares of common stock at $2.10 per share of which 120,000 are exercisable at December 31, 2005 granted pursuant to Stock Option Agreements dated May 28, 2003 between the Company and Messrs. Sacks and Schlosberg, respectively; options to purchase 300,000 shares of common stock at $26.25 per share of which none are exercisable at December 31, 2005 granted pursuant to Stock Option Agreements dated March 23, 2005 between the Company and Messrs. Sacks and Schlosberg respectively; and options to purchase 150,000 shares of common stock at $67.48 per share of which none are exercisable at December 31, 2005 granted pursuant to Stock Option Agreements dated November 11, 2005 between the Company and Messrs. Sacks and Schlosberg respectively.

(2) Includes options to purchase 16,000 shares of common stock at $1.785 per share of which none are exercisable at December 31, 2005, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Hall; options to purchase 96,000 shares of common stock at $4.075 per share of which none are exercisable at December 31, 2005, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company ant Mr. Hall; options to purchase 200,000 shares of common stock at $26.25 per share of which none are exercisable at December 31, 2005 granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Hall; options to purchase 25,000 shares of common stock at $43.79 per share of which none are exercisable at December 31, 2005 granted pursuant to a Stock Option Agreement dated September 28, 2005 between the Company and Mr. Hall; and options to purchase 25,000 shares of common stock at $67.48 per share of which none are exercisable at December 31, 2005 granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Hall.

(3)Includes options to purchase 72,000 shares of common stock at $1.925 per share of which none are exercisable at December 31, 2005, granted pursuant to a Stock Option Agreement dated August 9, 2002 between the Company and Mr. Schott; options to purchase 48,000 shares of common stock at $4.075 per share of which none are exercisable at December 31, 2005, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Schott; options to purchase 50,000 shares of common stock at $26.25 per share of which none are exercisable at December 31, 2005 granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Schott; and options to purchase 12,000 shares of common stock at $67.48 per share of which none are exercisable at December 31, 2005 granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Schott.

(4) Includes options to purchase 8,000 shares of common stock at $1.785 per share of which none are exercisable at December 31, 2005, granted pursuant to a stock Option Agreement dated July 12, 2002 between the Company and Mr. Kelly; options to purchase 40,000 shares of common stock at $4.075 per share of which none are exercisable at December 31, 2005, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Kelly; and options to purchase 2,000 shares of common stock at $67.48 per share of which none are exercisable at December 31, 2005 granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Kelly.

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

Directors' Compensation

     In 2005, outside directors were entitled to an annual fee of $15,000 plus $1,500 for each meeting of the Board of Directors attended. Outside directors were also entitled to $500 for each Board of Directors meeting attended by telephone. Outside directors were entitled to $1,000 for each Audit committee meeting attended in person and $500 for each Audit committee meeting attended by telephone. The audit committee chairman earns an additional annual fee of $5,000. Outside directors were entitled to $500 for each Compensation Committee meeting attended in person and $250 for each Compensation Committee meeting attended by telephone.

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

Employee Stock Option Plans

     The Company has a stock option plan (the Plan) that provided for the grant of options to purchase up to 6,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the Plan may either be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Such options are exercisable at fair market value on the date of grant for a period of up to ten years. Under the Plan, shares subject to options may be purchased for cash, or for shares of common stock valued at fair market value on the date of purchase. Under the Plan, no additional options may be granted after July 1, 2001.

     During 2001, the Company adopted the Hansen Natural Corporation 2001 Stock Option Plan ("2001 Option Plan"). The 2001 Option Plan provides for the grant of options to purchase up to 4,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Stock Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended (the "Code"), nonqualified stock options, or stock appreciation rights.

     The Plan and the 2001 Option Plan are administered by the Compensation Committee of the Board of Directors of the Company, comprised of directors who satisfy the "non-employee" director requirements of Rule 16b-3 under the Securities Exchange Act of 1934 and the outside director provision of Section 162(m) of the Code. Grants under the Plan and the 2001 Option Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

Outside Directors Stock Option Plans

     The Company had an option plan for its outside directors ("the Directors Plan") that provided for the grant of options to purchase up to an aggregate of 200,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. Under the Directors Plan, no additional options could be granted after July 1, 2004.

     During 2005, the Company adopted the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors ("2005 Directors Plan") that provides for the grant of options to purchase up to an aggregate of 200,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares of the Companys common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 4,800 shares of the Companys common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula plan" so that a non-employee directors participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). Four eligible directors were initially granted options to purchase 4,800 shares of the Companys common stock pursuant to the 2005 Directors Plan, (see "PART III ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS").

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:(1)

                          Total Return To Shareholders
                      (Includes reinvestment of dividends)

                                                        ANNUAL RETURN PERCENTAGE

For the year ended December 31,

Company Name / Index                                            Dec01        Dec02       Dec03       Dec04        Dec05
------------------------------------------------------------------------------------------------------------------------
HANSEN NATURAL CORP                                              8.39         0.50       99.48      332.42       332.90
S&P SMALLCAP 600 INDEX                                           6.54       (14.63)      38.79       22.65         7.68
PEER GROUP                                                      82.83        17.06       41.59       (1.94)      (16.23)


                                                                              INDEXED RETURNS
For the year ended December 31,
                                                 Base
                                                Period
Company Name / Index                             Dec00          Dec01        Dec02       Dec03       Dec04        Dec05
------------------------------------------------------------------------------------------------------------------------
HANSEN NATURAL CORP                               100          108.39       108.93      217.29      939.61      4067.61
S&P SMALLCAP 600 INDEX                            100          106.54        90.95      126.23      154.82       166.71
PEER GROUP                                        100          182.83       214.02      303.02      297.13       248.91



(1) Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2000. The Company's self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc., Cott Corporation, Northland Cranberries and Jones Soda Co. All of the companies in the peer group traded during the entire five-year period with the exception of Triarc Companies, Inc., which sold their beverage business in October 2000, Jones Soda Co., which started trading in August 2000, and Northland Cranberries, which began trading November 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The disclosure set forth in ITEM 5 of this report is incorporated herein.

(a) The following table sets forth information, as of February 10, 2006, in respect of the only persons known to the Company who beneficially own more than 5% of the outstanding common stock of the Company:

                                                                Amount and Nature of          Percent
 Title Of Class     Name and Address of Beneficial Owner        Beneficial Ownership          of Class
--------------------------------------------------------------------------------------------------------

Common Stock       Brandon Limited Partnership No. 1(1)                  326,730                1.4%
                   Brandon Limited Partnership No. 2 (2)               2,383,334               10.2%
                   HRS Holdings, L.P. (3)                                250,000                1.1%
                   Hilrod Holdings L.P. (4)                            1,420,000                6.0%
                   Rodney C. Sacks (5)                                 4,980,064(6)            21.2%
                   Hilton H. Schlosberg (7)                            4,902,258(8)            20.9%
                   Kevin Douglas, Douglas Family Trust and
                    James Douglas and Jean Douglas
                    Irrevocable Descendants' Trust(9)                  1,207,122(10)            5.1%
                   Fidelity Low Priced Stock Fund(11)                  3,096,143               13.2%


(1) The mailing address of Brandon No. 1 is 21 Dartmouth Street, 4th Floor, London SW1 H9BP, United Kingdom. The general partners of Brandon No. 1 are Rodney C. Sacks and Hilton H. Schlosberg.

(2) The mailing address of Brandon No. 2 is 21 Dartmouth Street, 4th Floor, London SW1 H9BP, United Kingdom. The general partners of Brandon No. 2 are Rodney C. Sacks and Hilton H. Schlosberg.

(3) The mailing address of HRS Holdings, L.P. ("HRS") is 1010 Railroad Street, Corona, California 92882. The general partners of HRS are Rodney C. Sacks and Hilton H. Schlosberg.

(4) The mailing address of Hilrod Holdings L.P. ("Hilrod") is 1010 Railroad Street, Corona, California 92882. The general partners of Hilrod are Rodney C. Sacks and Hilton H. Schlosberg.

(5) The mailing address of Mr. Sacks is 1010 Railroad Street, Corona, California 92882.

(6) Includes 80,000 shares of common stock owned by Mr. Sacks; 326,730 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1s general partners; 2,383,334 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2s general partners; 250,000 shares beneficially held by HRS because Mr. Sacks is one of HRSs general partners; and 1,420,000 shares beneficially held by Hilrod because Mr. Sacks is one of Hilrods general partners. Also includes options to purchase 200,000 shares of common stock exercisable at $2.125 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks; options presently exercisable to purchase 180,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $2.10 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Sacks; options presently exercisable to purchase 80,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $1.785 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Sacks and options presently exercisable to purchase 60,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $26.25 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 80,000 shares of common stock; (ii) 125,000 shares of common stock held by HRS allocable to Mr. Sacks and grantor retained annuity trusts for the benefit of Mr. Sacks and his children; (iii) 710,000 shares of common stock held by Hilrod allocable to Mr. Sacks and grantor retained annuity trusts for the benefit of Mr. Sacks and his children; and (iv) the 520,000 shares of common stock presently exercisable under Stock Option Agreements.

(7) The mailing address of Mr. Schlosberg is 1010 Railroad Street, Corona, California 92882.

(8) Includes 2,194 shares of common stock which are jointly owned by Mr. Schlosberg and his wife, 326,730 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1s general partners; 2,383,334 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2s general partners; 250,000 shares beneficially held by HRS because Mr. Schlosberg is one of HRSs general partners; and 1,420,000 shares beneficially held by Hilrod because Mr. Schlosberg is one of Hilrods general partners. Also includes options to purchase 200,000 shares of common stock exercisable at $2.125 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 180,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $2.10 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Schlosberg; options presently exercisable to purchase 80,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $1.785 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Schlosberg and options presently exercisable to purchase 60,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $26.25 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 2,194 shares of common stock, (ii) 125,000 shares of common stock held by HRS allocable to Mr. Schlosberg and grantor retained annuity trusts for the benefit of Mr. Schlosberg and his children;
(iii) 710,000 shares of common stock held by Hilrod allocable to Mr. Schlosberg and grantor retained annuity trusts for the benefit of Mr. Schlosberg and his children; and (iv) the 520,000 shares of common stock presently exercisable under Stock Option Agreements.

(9) The mailing address of this reporting person is 1101 Fifth Avenue, Suite 360, San Rafael, California 94901.

(10) Includes 450,078 shares of common stock owned by Kevin and Michelle Douglas; 354,033 shares of common stock owned by James Douglas and Jean Douglas Irrevocable Descendants Trust; 400,705 shares of common stock owned by Douglas Family Trust; and 2,306 shares of common stock owned by James E. Douglas III. Kevin Douglas, James E. Douglas, Douglas Family Trust and James Douglas and Jean Douglas Irrevocable Descendants Trust are deemed members of a group that shares voting and dispositive power over the shares.

(11) The mailing address of this reporting person is 82 Devonshire Street, Boston, Massachusetts, 02109.


(b) The following table sets forth information as to the beneficial ownership of shares of common stock, as of February 10, 2006, held by persons who are directors of the Company and certain executive officers, naming them, and as to directors and all executive officers of the Company as a group, without naming them:

Title of Class           Name                Amount Owned    Percent of Class
--------------------------------------------------------------------------------
Common Stock       Rodney C. Sacks            4,980,064(1)            21.2%
                   Hilton H. Schlosberg       4,902,258(2)            20.9%
                   Mark J. Hall                 102,000(3)               *%
                   Michael Schott                40,500(4)               *%
                   Kirk Blower                   25,000(5)               *%
                   Thomas J. Kelly               12,500(6)               *%
                   Sydney Selati                  8,000(7)               *%
                   Norman Epstein                 3,200(8)               *%
                   Harold Taber                   2,201(9)               *%
                   Benjamin M. Polk               1,200(10)              *%
                   Mark Vidergauz                 1,200(10)              *%


Executive Officers and Directors as a group: 11 members; 7,368,059 shares or 31.4% in aggregate(11).

*Less than 1%

(1) Includes 80,000 shares of common stock owned by Mr. Sacks; 326,730 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1s general partners; 2,383,334 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2s general partners; 250,000 shares beneficially held by HRS because Mr. Sacks is one of HRSs general partners; and 1,420,000 shares beneficially held by Hilrod because Mr. Sacks is one of Hilrods general partners. Also includes options to purchase 200,000 shares of common stock exercisable at $2.125 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks; options presently exercisable to purchase 180,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $2.10 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Sacks; options presently exercisable to purchase 80,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $1.785 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Sacks and options presently exercisable to purchase 60,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $26.25 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 80,000 shares of common stock; (ii) 125,000 shares of common stock held by HRS allocable to Mr. Sacks and grantor retained annuity trusts for the benefit of Mr. Sacks and his children; (iii) 710,000 shares of common stock held by Hilrod allocable to Mr. Sacks and grantor retained annuity trusts for the benefit of Mr. Sacks and his children: and (iv) the 520,000 shares of common stock presently exercisable under Stock Option Agreements.

(2) Includes 2,194 shares of common stock which are jointly owned by Mr. Schlosberg and his wife, 326,730 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1s general partners; 2,383,334 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2s general partners; 250,000 shares beneficially held by HRS because Mr. Schlosberg is one of HRSs general partners; and 1,420,000 shares beneficially held by Hilrod because Mr. Schlosberg is one of Hilrods general partners. Also includes options to purchase 200,000 shares of common stock exercisable at $2.125 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 180,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $2.10 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Schlosberg; options presently exercisable to purchase 80,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $1.785 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Schlosberg and options presently exercisable to purchase 60,000 shares of common stock, out of options to purchase a total of 300,000 shares, exercisable at $26.25 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except: (i) 2,194 shares of common stock, (ii) 125,000 shares of common stock held by HRS allocable to Mr. Schlosberg and grantor retained annuity trusts for the benefit of Mr. Schlosberg and his children;
(iii) 710,000 shares of common stock held by Hilrod allocable to Mr. Schlosberg and grantor retained annuity trusts for the benefit of Mr. Schlosberg and his children; and (iv) the 520,000 shares of common stock presently exercisable under Stock Option Agreements.

(3) Includes 62,000 shares of common stock owned by Mr. Hall and options presently exercisable to purchase 40,000 shares of common stock, out of options to purchase a total of 200,000 shares, exercisable at $26.25 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Hall.

(4) Includes 28,000 shares of common stock owned by Mr. Schott and options presently exercisable to purchase 12,500 shares of common stock, out of options to purchase a total of 50,000 shares, exercisable at $26.25 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Schott.

(5) Includes 25,000 shares of common stock owned by Mr. Blower.

(6) Includes 12,500 shares of common stock owned by Mr. Kelly.

(7) Includes 8,000 shares of common stock owned by Mr. Selati.

(8) Includes 2,000 shares beneficially held by Shoreland Investment because Mr. Epstein is one of the general partners and options presently exercisable to purchase 1,200 shares of common stock, out of options to purchase a total of 4,800 shares of common stock, exercisable at $67.48 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Epstein.

(9) Includes 1,001 shares of common stock owned by Mr. Taber and options presently exercisable to purchase 1,200 shares of common stock, out of options to purchase a total of 4,800 shares of common stock, exercisable at $67.48 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Taber.

(10) Includes options presently exercisable to purchase 1,200 shares of common stock, out of options to purchase a total of 4,800 shares of common stock, exercisable at $67.48 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Messrs. Polk and Vidergauz respectively.

(11) Includes securities beneficially owned by all directors and executive officers of the Company including those listed above.

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

     Mark Vidergauz is the Managing Director and Chief Executive Officer of the Sage Group LLC, a professional services firm that is utilized by the Company during 2005.

     Rodney C. Sacks is currently acting as the sole Trustee of a trust formed pursuant to an Agreement of Trust dated July 27, 1992 for the purpose of holding the Hansen's(R) trademark. The Company and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss or liability arising out of his acting as Trustee.

     During 2005, the Company purchased promotional items from IFM Group, Inc. ("IFM"). Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, own approximately 43% of the issued shares in IFM. Purchases from IFM of promotional items in 2005, 2004 and 2003 were $748,725, $638,590 and $331,478, respectively. The Company continues to purchase promotional items from IFM Group, Inc. in 2006.

     The preceding descriptions of agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to the Companys reports, as applicable.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

     Aggregate fees billed and unbilled to the company for service provided for the years ended December 31, 2005, and 2004 by the Companys principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively "Deloitte & Touche"):


                                                 Year ended December 31,
                                               2005                  2004
                                      --------------------  --------------------
     Audit Fees                       $           559,572   $           464,575
     Audit Related Fees(1)                         93,830
     Tax Fees(2)                                   10,383                 8,360
                                      --------------------  --------------------
              Total Fees(3)           $           663,785   $           472,935
                                      ====================  ====================


(1) Audit related fees consisted of fees for consultations regarding reporting matters under regulations of the Securities and Exchange Commission.

(2) Tax fees consisted of fees for tax consultation services including advisory services for state tax analysis and tax audit assistance.

(3) For years ended December 31, 2005 and 2004, all of the services performed by Deloitte & Touche have been pre-approved by the Audit Committee.

     The Audit Committee has considered whether Deloitte & Touches provision of the non-audit services covered above is compatible with maintaining Deloitte & Touche's independence and has determined that it is.

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this Form 10-K


1. Index to Financial Statements filed as part of this Report
   Report of Independent Registered Public Accounting Firm                    67
   Consolidated Balance Sheets as of December 31, 2005 and 2004               68
   Consolidated Statements of Income for the years ended December 31, 2005,
   2004 and 2003                                                              69
   Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2005, 2004 and 2003                                           70
   Consolidated Statements of Cash Flows for the years ended December 31,
   2005, 2004 and 2003                                                        71
   Notes to Consolidated Financial Statements for the years ended December 31,
   2005, 2004 and 2003                                                        73

2. Financial Statement Schedule

   Valuation and Qualifying Accounts for the years ended December 31, 2005,
   2004 and 2003                                                              90

3.Exhibits

   The Exhibits listed in the Index of Exhibits, which appears immediately following the signature page and is incorporated herein by reference, as filed as part of this Form 10-K

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

/s/ RODNEY C. SACKS        Rodney C. Sacks                  Date: March 14, 2006
-------------------        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                  Title                                Date
---------                  ------                               ----
/s/ RODNEY C. SACKS
------------------------
Rodney C. Sacks            Chairman of the Board of             March 15, 2006
                           Directors and Chief Executive
                           Officer (principal executive
                           officer)

/s/ HILTON H. SCHLOSBERG
------------------------
Hilton H. Schlosberg       Vice Chairman of the Board of        March 15, 2006
                           Directors, President, Chief
                           Operating Officer, Chief
                           Financial Officer and Secretary
                           (principal financial officer,
                           controller and principal
                           accounting officer)

/s/ NORMAN C. EPSTEIN
------------------------
Norman C. Epstein          Director                             March 15, 2006

/s/ BENJAMIN M. POLK
------------------------
Benjamin M. Polk           Director                             March 15, 2006

/s/ SYDNEY SELATI
------------------------
Sydney Selati              Director                             March 15, 2006

/s/ HAROLD C. TABER, JR.
------------------------
Harold C. Taber, Jr.       Director                             March 15, 2006

/s/ MARK S. VIDERGAUZ
------------------------
Mark S. Vidergauz          Director                             March 15, 2006

INDEX TO EXHIBITS

     The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

10.34 Amended and Restated Loan and Security Agreement by and between Comerica Bank California and Hansen Beverage Company dated July 15, 2005.

10.35 Stock option Agreement dated as of November 5, 2004 by and between Hansen Natural Corporation and Sydney Selati.

10.36 Stock option Agreement dated as of March 23, 2005 by and between Hansen Natural Corporation and Rodney Sacks.

10.37 Stock option Agreement dated as of March 23, 2005 by and between Hansen Natural Corporation and Hilton H. Schlosberg.

10.38 Stock option Agreement dated as of March 23, 2005 by and between Hansen Natural Corporation and Mark Hall.

10.39 Stock option Agreement dated as of March 23, 2005 by and between Hansen Natural Corporation and Michael Schott.

10.40 Stock option Agreement dated as of September 28, 2005 by and between Hansen Natural Corporation and Mark Hall.

10.41 Stock option Agreement dated as of November 1, 2005 by and between Hansen Natural Corporation and Kirk Blower.

10.42 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Harold C. Taber.

10.43 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Norman Epstein.

10.44 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Mark Vidergauz.

10.45 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Benjamin Polk.

10.46 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Hilton H. Schlosberg.

10.47 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Rodney Sacks.

10.48 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Mark Hall.

10.49 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Mike Schott.

10.50 Stock option Agreement dated as of November 11, 2005 by and between Hansen Natural Corporation and Thomas Kelly.

21   Subsidiaries(1)

23   Independent Auditors' Consent

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

32.2 Certification  by CFO  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant  to  Section  906  of the  Sarbanes-Oxley  Act  of  2002

(1) Filed previously as an exhibit to Form 10-Q for the quarter ended June 30, 2005.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                            Page
                                                                   -------------
HANSEN NATURAL CORPORATION AND SUBSIDIARIES


Report of Independent Registered Public Accounting Firm                       67

Consolidated Balance Sheets as of December 31, 2005 and 2004                  68

Consolidated Statements of Income for the years ended December 31, 2005,
2004 and 2003                                                                 69

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2005, 2004 and 2003                                              70

Consolidated Statements of Cash Flows for the years ended December 31, 2005,
2004 and 2003                                                                 71

Notes to Consolidated Financial Statements for the years ended December 31,
2005, 2004 and 2003                                                           73

Financial  Statement  Schedule - Valuation and Qualifying  Accounts for
the years ended December 31, 2005, 2004 and 2003                              90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Hansen Natural Corporation
Corona, California



We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries ("the Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and financial statement schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Companys internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


DELOITTE & TOUCHE LLP
Costa Mesa, California
March 9, 2006

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

                                                                                  2005                  2004
                                                                           -------------------   --------------------
                                ASSETS
                                ------
CURRENT ASSETS:
Cash and cash equivalents                                                       $  61,654,284           $  3,676,119
Short-term investments (Note 2)                                                    11,860,665             17,300,000
Accounts receivable, net                                                           28,751,588             12,650,055
Inventories (Note 3)                                                               31,399,628             22,406,054
Prepaid expenses and other current assets                                             477,237                638,967
Prepaid income taxes                                                                  637,794
Deferred income tax asset (Note 9)                                                  5,505,264              3,708,942
                                                                           -------------------   --------------------
     Total current assets                                                         140,286,460             60,380,137

PROPERTY AND EQUIPMENT, net (Note 4)                                                3,742,958              2,964,064

INTANGIBLE AND OTHER ASSETS:
Trademarks, net (Note 5)                                                           19,103,049             18,351,804
Deposits and other assets                                                             757,215                326,312
                                                                           -------------------   --------------------
     Total intangible and other assets                                             19,860,264             18,678,116
                                                                           -------------------   --------------------
                                                                                $ 163,889,682           $ 82,022,317
                                                                           ===================   ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                -------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                $  26,613,663           $ 14,542,753
Accrued liabilities                                                                 2,481,703              1,582,968
Accrued compensation                                                                3,346,243              1,831,627
Current portion of long-term debt (Note 6)                                            515,221                437,366
Income taxes payable                                                                        -                346,449
                                                                           -------------------   --------------------
     Total current liabilities                                                     32,956,830             18,741,163

LONG-TERM DEBT, less current portion (Note 6)                                          10,123                146,486

DEFERRED INCOME TAX LIABILITY (Note 9)                                              5,413,880              4,563,439

COMMITMENTS AND CONTINGENCIES (Note 8)                                                      -                      -

STOCKHOLDERS' EQUITY (Note 10):
Common stock - $0.005 par value; 30,000,000 shares
     authorized; 22,607,128 shares issued, 22,193,606
     outstanding in 2005; 22,239,728 shares issued, 21,826,206
     outstanding in 2004 (Notes 1 and 7)                                              113,036                111,198
Additional paid-in capital                                                         19,917,748             15,757,942
Retained earnings                                                                 106,292,610             43,516,634
Common stock in treasury, at cost; 413,522 shares in 2005 and 2004                   (814,545)              (814,545)
                                                                           -------------------   --------------------
     Total stockholders' equity                                                   125,508,849             58,571,229
                                                                           -------------------   --------------------
                                                                                $ 163,889,682           $ 82,022,317
                                                                           ===================   ====================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                 2005                    2004                     2003
                                                         ---------------------   ---------------------    ---------------------

NET SALES                                                       $ 348,886,366           $ 180,341,135            $ 110,352,196

COST OF SALES                                                     166,343,118              96,874,750               66,577,168
                                                         ---------------------   ---------------------    ---------------------

GROSS PROFIT                                                      182,543,248              83,466,385               43,775,028

OPERATING EXPENSES:
Selling, general and administrative                                79,029,837              49,507,137               33,887,045
Amortization of trademarks                                             70,102                  73,046                   61,888
                                                         ---------------------   ---------------------    ---------------------

     Total operating expenses                                      79,099,939              49,580,183               33,948,933
                                                         ---------------------   ---------------------    ---------------------

OPERATING INCOME                                                  103,443,309              33,886,202                9,826,095

NONOPERATING INCOME (EXPENSE):
Interest and financing expense                                        (76,531)                (41,988)                 (72,592)
Interest income                                                     1,427,803                  93,983                    5,579
                                                         ---------------------   ---------------------    ---------------------

     Net nonoperating income (expense)                              1,351,272                  51,995                  (67,013)
                                                         ---------------------   ---------------------    ---------------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                 104,794,581              33,938,197                9,759,082

PROVISION FOR
     INCOME TAXES (Note 9)                                         42,018,605              13,551,393                3,828,678
                                                         ---------------------   ---------------------    ---------------------

NET INCOME                                                      $  62,775,976           $  20,386,804            $   5,930,404
                                                         =====================   =====================    =====================

NET INCOME PER COMMON SHARE:
     Basic (Note 7)                                             $        2.85           $        0.96            $        0.29
                                                         =====================   =====================    =====================
     Diluted (Note 7)                                           $        2.59           $        0.86            $        0.28
                                                         =====================   =====================    =====================

NUMBER OF COMMON SHARES USED IN PER SHARE COMPUTATIONS:
     Basic (Note 7)                                                22,055,983              21,333,784               20,557,420
                                                         =====================   =====================    =====================
     Diluted (Note 7)                                              24,272,235              23,619,880               21,524,314
                                                         =====================   =====================    =====================


          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                Common stock           Additional                          Treasury stock              Total
                         ---------------------------     paid-in        Retained      -------------------------    stockholders'
                             Shares        Amount        capital         earnings       Shares        Amount          equity
                         --------------- ----------- --------------- ---------------- -----------  ------------   ------------------

 Balance,
      January 1, 2003        20,519,528   $ 102,598    $ 11,883,265    $  17,199,426    (413,522)   $ (814,545)      $ 28,370,744

 Exercise of stock
     options                    730,200       3,650         744,780                                                       748,430

 Net income                                                                5,930,404                                    5,930,404
                         --------------- ----------- --------------- ---------------- -----------  ------------   ------------------

 Balance,
      December 31, 2003      21,249,728     106,248      12,628,045       23,129,830    (413,522)     (814,545)        35,049,578

 Exercise of stock
     options                    990,000       4,950       1,714,978                                                     1,719,928

 Reduction of tax liability
   in connection with the
   exercise of certain
   stock options                                          1,414,919                                                     1,414,919

 Net income                                                               20,386,804                                   20,386,804
                         --------------- ----------- --------------- ---------------- ----------- ------------- --------------------

 Balance,
      December 31, 2004      22,239,728     111,198      15,757,942       43,516,634    (413,522)     (814,545)        58,571,229

 Exercise of stock
     options                    367,400       1,838       1,165,922                                                     1,167,760

 Reduction of tax liability
   in connection with the
   exercise of certain
   stock options                                          2,993,884                                                     2,993,884

 Net income                                                               62,775,976                                   62,775,976
                         --------------- ----------- --------------- ---------------- ----------- ------------- --------------------

 Balance,
      December 31, 2005      22,607,128   $ 113,036    $ 19,917,748    $ 106,292,610    (413,522)   $ (814,545)      $125,508,849
                         =============== =========== =============== ================ =========== ============= ====================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                                           2005                 2004                 2003
                                                                     ------------------   ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 62,775,976         $ 20,386,804         $  5,930,404
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Amortization of trademark                                                  70,102               73,046               61,888
     Depreciation and other amortization                                     1,008,629              770,413              584,197
     Impairment of operating equipment                                                              587,877
     Loss on disposal of property and equipment                                180,085              120,200               31,992
     Deferred income taxes                                                    (945,881)            (172,543)            (360,524)
     Provision for doubtful accounts                                            86,783             (116,311)              16,996
     Effect on cash of changes in operating assets and liabilities
         Accounts receivable                                               (16,188,316)          (7,160,761)             559,423
         Inventories                                                        (8,993,574)          (4,762,268)          (6,000,052)
         Prepaid expenses and other current assets                             161,730             (157,190)             500,713
         Prepaid income taxes                                                 (637,794)
         Accounts payable                                                   12,070,910            8,021,351            1,789,141
         Accrued liabilities                                                   898,735              397,626              504,383
         Accrued compensation                                                1,514,616              948,168              573,395
         Income taxes payable/receivable                                     2,647,435            1,114,105            1,292,458
                                                                     ------------------   ------------------   ------------------
            Net cash provided by operating activities                       54,649,436           20,050,517            5,484,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity investments                                   (9,642,565)
Sales and maturities of held-to-maturity investments                         4,481,900
Purchases of available for sale investments                                (13,000,000)         (23,600,000)
Sales of available for sale investments                                     23,600,000            6,300,000
Purchases of property and equipment                                         (1,519,760)          (1,260,068)          (1,627,490)
Proceeds from sale of property and equipment                                   178,571               24,698               70,826
Additions to trademarks                                                       (821,347)            (131,146)            (995,137)
(Increase) decrease in deposits and other assets                               (60,869)            (104,210)             114,267
                                                                     ------------------   ------------------   ------------------
            Net cash provided by (used in) investing activities              3,215,930          (18,770,726)          (2,437,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                        (1,054,961)            (422,385)          (3,234,445)
Proceeds from issuance of common stock                                       1,167,760            1,719,928              748,430
                                                                     ------------------   ------------------   ------------------
            Net cash provided by (used in) financing activities                112,799            1,297,543           (2,486,015)
                                                                     ------------------   ------------------   ------------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                       57,978,165            2,577,334              560,865
CASH AND CASH EQUIVALENTS, beginning of year                                 3,676,119            1,098,785              537,920
                                                                     ------------------   ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                                    $ 61,654,284         $  3,676,119         $  1,098,785
                                                                     ==================   ==================   ==================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
     Interest                                                             $     65,119         $     35,510         $     76,306
                                                                     ==================   ==================   ==================
     Income taxes                                                         $ 40,954,842         $ 12,538,355         $  2,896,743
                                                                     ==================   ==================   ==================

          See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NONCASH TRANSACTIONS:

     During 2005 and 2004, the Company entered into capital leases of $996,454 and $403,902, respectively, for the acquisition of promotional vehicles.

     During 2005 and 2004, the Company reduced current income taxes payable and increased additional paid-in capital in the amount of $2,993,884 and $1,414,919, respectively, in connection with the exercise of certain stock options.


See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization Hansen Natural Corporation (the "Company" or "Hansen") was incorporated in Delaware on April 25, 1990. The Company is a holding company and has no operating business except through its direct wholly-owned subsidiaries, Hansen Beverage Company ("HBC") which was incorporated in Delaware on June 8, 1992 and Monster LDA Company ("MLDA") formally known as Hard e Beverage Company, and previously known as Hard Energy Company and CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990. HBC conducts the vast majority of the Companys operating business and generates substantially all of the Companys operating revenues. References herein to "Hansen" or the "Company" when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated, and references herein to MLDA when used to describe the operating business of MLDA, are to the business of MLDA unless otherwise indicated.

     In addition, HBC, through its wholly-owned subsidiaries, Blue Sky Natural Beverage Co. ("Blue Sky") and Hansen Junior Juice Company ("Junior Juice") owns and operates the natural soda business under the Blue Sky(R) trademark and the Junior Juice(R) beverage business under the Junior Juice trademarks, respectively.

     Nature of Operations - Hansen markets and distributes Hansen's(R) Natural Sodas, Signature Sodas, fruit juice Smoothies, energy drinks, Energade(R) energy sports drinks, E20 Energy Water(R), Sparkling Lemonades and Orangeades, multi-vitamin juice drinks in aseptic packaging, Junior Juice juice, iced teas, lemonades and juice cocktails, apple juice, cider and juice blends, Blue Sky(R) brand carbonated beverages, Monster Energy(R) brand energy drinks, Lost(R) Energy brand energy drinks, Rumba(TM) brand Energy Juice and Fizzit(TM) powdered drink mixes.

     Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Hansen and its wholly owned subsidiaries, HBC, MLDA, Blue Sky and Junior Juice since their respective dates of incorporation. All intercompany balances and transactions have been eliminated in consolidation.

     Stock Split - On August 8, 2005, the common stock of the Company was split on a two-for-one basis through a 100% stock dividend. All per-share and outstanding share information has been presented to reflect the stock split.

          Cash and Cash Equivalents - The Company invests cash available in various investments from time to time including, but not limited to, investments of the following nature: auction rate securities, corporate bank debt, commercial paper, certificates of deposit, U.S. treasury bills, notes and bonds, money market funds and tax exempt securities including municipal notes. Those investments that have maturity dates of ninety days or less are included in Cash and cash equivalents whereas those investments that have maturity dates in excess of ninety days are included in
     "Short-term investments". The Company did not have any investments in auction rate securities at December 31, 2005 but did hold such investments at December 31, 2004. As a result, we reclassified $17.3 million from "Cash and cash equivalents" to "Short-term investments" in our Condensed Consolidated Balance Sheet as of December 31, 2004. This reclassification has no impact on previously reported total current assets, total assets, working capital, or results of operations and does not affect previously reported cash flows from operating or financing activities. Throughout the year, the Company had amounts on deposit at a financial institution that exceed the depository insurance limits. The Company has not experienced any loss as a result of these deposits and does not expect to incur any losses in the future.

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

     Trademarks - Trademarks represents the Companys exclusive ownership of the Hansens trademark in connection with the manufacture, sale and distribution of beverages and water and non-beverage products and the Monster Energy(R) trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky(R) trademark, which was acquired in September 2000, and the Junior Juice(R) trademark, which was acquired in May 2001. The Company amortizes its trademarks over their useful lives of 1 to 20 years.

     Long-Lived Assets - Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. For the year ended December 31, 2004, the Company recognized impairment on operating equipment in cost of sales of $587,877. For 2005, there was no impairment losses recorded.

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

     Freight Costs and Reimbursement of Freight Costs - In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the years ended December 31, 2005, 2004 and 2003, freight-out costs amounted to $19.1 million, $10.7 million and $7.0 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

     Advertising and Promotional Allowances - The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses, including but not limited to production costs, amounted to $18.0 million, $10.8 million and $7.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Advertising expenses are included in selling, general and administrative expenses.

     Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Companys financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Companys assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Stock-Based Compensation - The Company accounts for its stock option plans in accordance with Accounting Principles Board (APB) Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No.25, no compensation expense is recognized because the exercise price of the Companys employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure. Statement of Financial Accounting Standards ("SFAS") No.148 amends SFAS No.123, Accounting for Stock-based Compensation, and was effective immediately upon issuance. The Company follows the requirements of APB Opinion No.25 and the disclosure-only provision of SFAS No.123, as amended by SFAS No.148. Had compensation cost for the Companys option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Companys net income and net income per common share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below. Additionally, the effect of the stock split, which was effective August 8, 2005, has been given effect to all years presented (Note 1).


                                                   2005                 2004                 2003
                                               --------------       --------------       --------------

Net income, as reported                        $  62,775,976        $  20,386,804        $   5,930,404
Less: total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of related
    tax effects                                    2,682,562              356,156              216,250
                                               --------------       --------------       --------------
Net income, pro forma                          $  60,093,414        $  20,030,648        $   5,714,154
                                               ==============       ==============       ==============

Net income per common share, as reported:
    Basic                                      $        2.85        $        0.96        $        0.29
    Diluted                                    $        2.59        $        0.86        $        0.28

Net income per common share, pro forma:
    Basic                                      $        2.72        $        0.94        $        0.28
    Diluted                                    $        2.48        $        0.85        $        0.27


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:



                                                                  Risk-Free
           Dividend Yield        Expected Volatility            Interest Rate            Expected Lives
          -----------------   ---------------------------   -----------------------   ---------------------
2005             0%                       62%                      4.4%                       7 years
2004             0%                       46%                      4.0%                       8 years
2003             0%                       12%                      3.5%                       8 years


     Net Income Per Common Share - In accordance with SFAS No. 128, Earnings per Share, net income per common share, on a basic and diluted basis, is presented for all periods. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding . Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding.

     Concentration Risk - Certain of the Companys products utilize components (raw materials and/or co-packing services) from a limited number of sources. A disruption in the supply of such components could significantly affect the Companys revenues from those products, as alternative sources of such components may not be available at commercially reasonable rates or within a reasonably short time period. The Company continues to take steps on an ongoing basis to secure the availability of alternative sources for such components and minimize the risk of any disruption in production.

     One customer accounted for approximately 18% and 13% of the Company's sales for the years ended December 31, 2005 and 2004, respectively. A decision by that, or any other large customer, to decrease the amount purchased from the Company or to cease carrying the Companys products could have a material adverse effect on the Companys financial condition and consolidated results of operations.

     During 2005, 2004 and 2003, sales outside of California represented 62%, 56% and 47% of the aggregate sales of the Company, respectively.

     Credit Risk - The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within managements expectations.

     Fair Value of Financial Instruments - At December 31, 2005 and 2004, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2005 approximates fair value.

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

     Segment Information - The Company has two reportable segments, namely Direct Store Delivery ("DSD"), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.

     Newly Issued Accounting Pronouncements - In November 2004, FASB issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement will have an immaterial impact on the financial condition and results of operations of the Company.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision in SFAS No. 153 is effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The adoption of this statement will have an immaterial impact on the financial condition and results of operations of the Company.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This standard is effective for the Company as of January 1, 2006. Management has concluded it will adopt the modified prospective application method. Management has not completed their evaluation of the effect of these new rules on the Companys financial statements but expects the effect to be material.

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

2.      SHORT-TERM INVESTMENTS

     We consider all short-term, highly liquid investments having original maturities of three months or less to be cash equivalents. All investments with original maturities greater than three months but less than twelve months are considered to be short-term investments.

     We classify our debt securities in one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those securities in which we have the positive intent and ability to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale. No securities are held for speculative or trading purposes.

     Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee companys financial condition.

     The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments at December 31, 2005 and 2004 are as follows:


                                                                                              Continuous
                                                                                Continuous    Unrealized
                                                                                Unrealized        Loss
                                       Gross         Gross                         Loss        Position
                                     Unrealized     Unrealized                   Position       greater
                        Carrying      Holding       Holding           Fair       less than      than 12
                         Amount        Gains        Losses           Value       12 Months       Months
                     -------------- -------------  ------------  ------------- ------------- -------------
December 31, 2005
--------------------
Held-to-maturity
  Debt securities of
   government
   sponsored
   entities           $  2,951,409  $        284   $       152   $  2,951,541  $        152  $
  Corporate bonds        2,209,256                       1,055      2,208,201         1,055
                      ------------- -------------  ------------  ------------- ------------- -------------
                         5,160,665           284         1,207      5,159,742         1,207
Available-for-sale
  Municipal bonds        6,700,000                                  6,700,000
                      ------------- -------------  ------------  ------------- ------------- -------------
                         6,700,000                                  6,700,000
                      ------------- -------------  ------------  ------------- ------------- -------------
                      $ 11,860,665  $        284   $     1,207   $ 11,859,742  $      1,207  $
                      ============= =============  ============  ============= ============= =============

December 31, 2004
--------------------
Available-for-sale
  Debt securities of
   government
   sponsored
   entities           $ 10,300,000  $              $             $ 10,300,000  $             $
  Municipal bonds        7,000,000                                  7,000,000
                      ------------- -------------  ------------  ------------- ------------- -------------
                      $ 17,300,000  $              $             $ 17,300,000  $             $
                      ============= =============  ============  ============= ============= =============


3.      INVENTORIES

Inventories consist of the following at December 31:

                                      2005                          2004
                               ----------------------       --------------------
         Raw materials          $          10,227,362        $         6,449,520
         Finished goods                    21,172,266                 15,956,534
                               ----------------------       --------------------
                                $          31,399,628        $        22,406,054
                               ======================       ====================

4.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:


                                                               2005                        2004
                                                       ---------------------        --------------------

Leasehold improvements                                 $            579,240         $           268,068
Furniture and office equipment                                    1,700,131                   1,193,741
Equipment                                                         1,162,944                   1,488,571
Vehicles                                                          2,402,399                   2,359,264
                                                       ---------------------        --------------------
                                                                  5,844,714                   5,309,644
Less accumulated depreciation and amortization                   (2,101,756)                 (2,345,580)
                                                       ---------------------        --------------------
                                                       $          3,742,958         $         2,964,064
                                                       =====================        ====================


5.      TRADEMARK AND TRADEMARK AMORTIZATIONS

     As of December 31, 2004 and 2005, the trademarks were tested for impairment in accordance with the provisions of SFAS No. 142. Fair values were estimated based on the Company's best estimate of the expected present value of future cash flows. No amounts were impaired at those dates. The following provides additional information concerning the Company's trademarks as of December 31:


                                       2005                        2004
                                 --------------------       --------------------
Amortizing trademarks            $         1,169,248        $         1,169,248
Accumulated amortization                   (289,366)                  (219,264)
                                 --------------------       --------------------
                                             879,882                    949,984
Nonamortizing trademarks                  18,223,167                 17,401,820
                                 --------------------       --------------------
                                 $        19,103,049        $        18,351,804
                                 ====================       ====================


     All amortizing trademarks have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 20 years (weighted-average life of 19 years). The straight-line method of amortization allocates the cost of the trademarks to earnings over the period of expected benefit. Total amortization expense during the year ended December 31, 2005 was $70,102. As of December 31, 2005, future estimated amortization expense related to amortizing trademarks through the year ended December 31, 2010 is:


                       2006             $55,739
                       2007              55,739
                       2008              55,590
                       2009              55,590
                       2010              55,590



6.      DEBT

     HBC has a credit facility from Comerica Bank ("Comerica"), consisting of a revolving line of credit. Such revolving line of credit is secured by substantially all of HBC's assets, including accounts receivable, inventory, trademarks and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $7.8 million under its revolving line of credit. The revolving line of credit remains effect through June 1, 2007. Interest on borrowings under the line of credit is based on Comericas base (prime) rate minus up to 1.5% or varying LIBOR rates up to 180 days plus an additional percentage of up to 1.5%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on the line of credit at December 31, 2005.

     The terms of the Companys line of credit contain certain financial covenants based on certain financial ratios. The Company was in compliance with its covenants at December 31, 2005. Long-term debt consists of the following at December 31:


                                                                        2005             2004
                                                                 ---------------  ---------------
Note payable to Pasco Juices,  Inc.,  collateralized by the
Junior Juice trademark,  payable in quarterly  installments
of varying  amounts  through May 2006,  net of  unamortized
discount  (based  on  imputed  interest  rate of  4.5%)  of
$2,636  and  $13,329  at   December   31,  2005  and  2004,
respectively                                                     $      109,864   $      267,390

Capital  leases,  collateralized  by vehicles and warehouse
equipment  acquired,  payable  over  26  to  60  months  in
monthly  installments at various  effective  interest rates
ranging  from  4.3% to 9.9%,  with  final  payments  ending
from  2006 to 2008.                                                     415,480          316,462
                                                                 ---------------  ---------------
                                                                        525,344          583,852
Less: current portion of long-term debt                                (515,221)        (437,366)
                                                                 ---------------  ---------------
                                                                 $       10,123   $      146,486
                                                                 ===============  ===============


       Long-term debt is payable as follows:

                  Years ending December 31:
                  2006                     $         515,221
                  2007                                 6,201
                  2008                                 3,922
                                           -----------------
                                           $         525,344
                                           =================


     At December 31, 2005 and 2004, the assets acquired under capital leases had a net book value of $1,035,046 and $402,245, net of accumulated depreciation of $338,901 and $518,988, respectively.

     Interest expense recorded, including those for capital lease obligations, amounted to $55,576, $35,988 and $66,592 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.      EARNINGS PER SHARE

     A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three and years ended December 31, 2005 and 2004 is presented below:

                                                 2005                2004                2003
                                            ---------------     ---------------     ---------------

Weighted-average shares outstanding:
            Basic                               22,055,983          21,333,784          20,557,420
            Dilutive securities                  2,216,252           2,286,096             966,894
                                            ---------------     ---------------     ---------------
            Diluted                             24,272,235          23,619,880          21,524,314
                                            ===============     ===============     ===============


     For the years ended December 31, 2005, 2004 and 2003, options outstanding totaling 507,200, 34,500 and 20,000 shares respectively, were excluded from the calculations, as their effect would have been antidilutive.

8.      COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company leases its warehouse facility and corporate offices under a 10 year lease expiring in 2010. The facility lease and certain equipment and other noncancelable operating leases which expire through 2010. The facility lease has scheduled rent increases which are accounted for on a straight-line basis. Rent expense under such leases amounted to $1,080,107, $965,730, and $660,616 for the years ended December 31, 2005, 2004 and 2003, respectively. In January 2004, the Company entered into a lease for additional warehouse space. This lease expires in March 2008 with an option to renew through 2010.

     Future minimum rental payments at December 31, 2005 under the operating leases referred to above are as follows: Year ending December 31:

        Year ending December 31:

        2006                      $   1,289,343
        2007                          1,279,292
        2008                            986,010
        2009                            888,864
        2010 and thereafter             666,648
                                 --------------
                                  $   5,110,157
                                 ==============

     Purchase Commitments - The Company has purchase commitments aggregating approximately $11.7 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

     In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company ("Rexam") dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro rated basis. The Companys maximum liability under this agreement is $4.3 million subject to compliance by Rexam with a number of conditions under this agreement.

     The Company purchases various raw material items, including, but not limited to, flavors, ingredients and containers, from a limited number of resources. An interruption in supply from any of such resources could result in the Companys inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the year ended December 31, 2005 was $46.4 million.

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

     The initial term of the Monorail Agreement commenced in July 2004. The initial term of the Monorail Agreement ends on the first anniversary of its commencement date. However due to interruptions in the operations of the Monorail, the commencement date of the initial term was extended to January 1, 2005. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term. The Company renewed the Monorail Agreement for an additional one-year term.

     Licensing Agreements - The Company produces, sells and distributes Lost(R) Energy drinks under an exclusive license with Lost International LLC. The license agreement requires certain royalty payments to be made related to the sale of Lost(R) brand products. Royalty expense under this agreement for the years 2005, 2004 and 2003 was $594,803, $351,773, and $0, respectively.

     Employment and Consulting Agreements - On June 1, 2003, the Company entered into an employment agreement with Rodney C. Sacks and Hilton H. Schlosberg pursuant to which Mr. Sacks and Mr. Schlosberg render services to the Company as its Chairman and Chief Executive Officer, and its Vice Chairman, President and Chief Financial Officer, respectively. The agreements provide for an annual base salary of $230,000 each for the 7 months ended December 31, 2003, increasing to $245,000 for the year ending December 31, 2004 and increasing by a minimum of 5% for each subsequent twelve-month period during the employment period. In addition, the agreement provides for an annual bonus in an amount determined at the discretion of the Board of Directors of the Company as well as certain fringe benefits for the period commencing June1, 2003 and ending December 31, 2008. Compensation expense related to these agreements for the years 2005, 2004 and 2003 was $ 799,156, $ 727,619 and $ 548,752, respectively.

     Litigation - The Company is subject to, and involved in, claims and contingencies related to lawsuits, and other matters arising out of the normal course of business. In management's opinion, the ultimate liability associated with such claims and contingencies, if any, is not likely to have a material adverse effect on the financial condition of the Company.

     In September 2004, Barrington Capital Corporation through an alleged successor in interest, Sandburg Financial Corporation (both entities with whom the Company has never had any dealings) served a Notice of Motion ("Motion") on the Company and each of its subsidiaries as well as on a number of other unrelated entities and individuals. The Motion seeks to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980s. Barrington Capital Corporations/Sandburg Financial Corporations claim is based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. In managements opinion, the Motion is based on demonstrably false allegations, misstated legal propositions and lacks any substantial supporting evidence. The Company and its subsidiaries are vigorously opposing the Motion and believe that the Motion is without any merit. The Company does not believe the Motion will have a material adverse effect on the financial condition of the Company.

     In June 2005, the Company filed a complaint in California federal court against North American Beverage Company ("NAB") seeking an injunction, damages and other relief arising out of NAB's infringement of the Companys Monster Energy(TM) marks through the promotion and advertising of carbonated beverages under the mark "Flathead Lake Monster" with the word "Monster" predominantly displayed. In response, in July 2005, "Flathead Lake Monster", Inc. ("Flathead"), a Montana corporation which allegedly licensed the mark "Flathead Lake Monster" to NAB, filed a complaint against the Company in federal court in Montana in which it alleges that it is the licensor of the mark "Flathead Lake Monster" and sought a declaration that its use of that mark for soda does not infringe the Companys rights in its "Monster Energy" marks. Flatheads complaint also in the alternative claimed trademark infringement by the Company to the extent a court finds a likelihood of confusion between the parties marks and sought an injunction against the Company from using the term "Monster Energy", as well as damages and other relief. In December 2005, all of the aforesaid proceedings including the complaint filed by the Company as well as the complaint filed by Flathead Lake were settled on terms deemed to be favorable to the Company.

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Further, the Company believes that its insurance coverage is adequate to cover any liabilities or claims arising out of such instances referred to above. Historically, the Company has not been obligated to make significant payments for these obligations and accordingly, the Company has not valued these obligations on its consolidated balance sheets as of December 31, 2005 and 2004.

9.      INCOME TAXES

       Components of the income tax provision are as follows:


                                                           Year Ended December 31,
                                              2005              2004            2003
                                        ----------------  ----------------  ---------------
Current income taxes:
   Federal                             $     35,273,920   $    11,305,019   $     3,386,946
   State                                      7,690,566         2,418,917           802,256
                                       -----------------  ----------------  ---------------
                                             42,964,486        13,723,936         4,189,202
Deferred income taxes:
   Federal                                   (1,080,085)         (218,967)         (290,357)
   State                                        134,204            46,424           (70,167)
                                       -----------------  ----------------  ---------------
                                               (945,881)         (172,543)         (360,524)
                                       -----------------  ----------------  ---------------
                                       $     42,018,605   $    13,551,393   $     3,828,678
                                       =================  ================  ===============


     The differences between the income tax provision that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

                                                        Year Ended December 31,
                                             2005                2004             2003
                                        ----------------  ----------------  ---------------
Income tax provision using the
  statutory rate                       $     36,678,103   $    11,878,369   $     3,318,088
State taxes, net of federal tax
benefit                                       5,086,100         1,602,471           521,475
Permanent differences                           147,986            74,374           39,895
Rate change                                                        23,735
Other                                           106,416           (27,556)         (50,780)
                                       -----------------  ----------------  ---------------
                                       $     42,018,605   $    13,551,393   $    3,828,678
                                       =================  ================  ===============


     Major components of the Company's deferred tax assets (liabilities) at December 31 are as follows:


                                                       2005                       2004
                                                 -------------------       -------------------

Reserve for sales returns                        $          266,233         $          385,371
Reserve for doubtful accounts                                82,381                     45,838
Reserve for obsolescence                                    358,196                    410,945
Reserves for marketing development fund                   1,726,762                  1,542,576
Capitalization of inventory costs                           183,832                    199,462
State franchise tax                                       2,733,997                  1,014,799
Accrued compensation                                        153,863                    109,951
                                                 -------------------        -------------------
   Total deferred tax asset                               5,505,264                  3,708,942

Amortization of trademarks                               (4,430,284)                (3,857,784)
Depreciation                                              ( 890,746)                  (583,708)
Amortization of graphic design                             ( 92,850)                  (121,947)
                                                 -------------------        -------------------
   Total deferred tax liability                          (5,413,880)                (4,563,439)
                                                 -------------------        -------------------
     Net deferred tax asset (liability)          $           91,384         $         (854,497)
                                                 ===================        ===================


10.     STOCK OPTIONS

     The Company has four stock option plans, the Employee Stock Option Plan (the "Plan"), the Outside Directors Stock Option Plan ("Directors Plan"), the Hansen Natural Corporation 2001 Stock Option Plan ("2001 Option Plan"), and the 2005 Stock Option Plan for Non-Employee Directors ("2005 Directors Plan").

     The Plan, as amended, provided for the granting of options to purchase not more than 6,000,000 shares of Hansen common stock to key employees of the Company and its subsidiaries through July 1, 2001. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant, and no options may be granted after July 1, 2001. The option price will not be less than the fair market value at the date of grant. As of the expiration date, July 1, 2001, options to purchase 4,191,400 shares of Hansen common stock had been granted under the Plan, net of options that had expired.

     The Directors Plan provides for the grant of options to purchase up to 200,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company (the "Board") pursuant to a contractual arrangement. On the date of the annual meeting of stockholders, at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 12,000 shares (24,000 shares if the director is serving on a committee of the Board) of the Companys common stock, exercisable one-third each on the first, second and third anniversary of the date of grant; provided, however, that options granted as of February 14, 1995, are exercisable 66 2/3% on the date of grant and 100% on July 8, 1995; provided, further, that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula plan" so that a nonemployee directors participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 2005, options to purchase 96,000 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 104,000 shares of Hansen common stock remained available for grant.

     During 2001, the Company adopted the 2001 Option Plan which provides for the grant of options to purchase up to 4,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under
Section 422 of the Internal Revenue Code, as amended (the "Code"), nonqualified stock options, or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of December 31, 2005, options to purchase 3,918,200 shares of Hansen common stock had been granted under the 2001 Option Plan and options to purchase 81,800 shares of Hansen common stock remain available for grant under the 2001 Option Plan.

     During 2005, the Company adopted the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors ("2005 Directors Plan") that provides for the grant of options to purchase up to an aggregate of 200,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares of the Company's common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 4,800 shares of the Companys common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the Directors Plan. The Directors Plan is a "formula plan" so that a non-employee directors participation in the Directors Plan does not affect his status as a "disinterested person" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). As of December 31, 2005, options to purchase 19,200 shares of Hansen common stock had been granted under the Directors Plan and options to purchase 180,800 shares of Hansen common stock remained available for grant.

     During the years ended December 31, 2005, 2004 and 2003, the Company granted 1,546,200, 742,000 and 710,000 options to purchase shares under the 2001 Option Plan and the 2005 Directors Plan at a weighted-average grant date fair value of $21.97, $3.34 and $0.64. Additional information regarding the plans is as follows:

                     --------------------------------------------------------------------------------------------
                                       2005                           2004                           2003
                     ----------------------------  -----------------------------  -------------------------------
                                      Weighted                       Weighted                        Weighted
                                      -average                       -average                        -average
                                      exercise                       exercise                        exercise
                        Shares          price         Shares           price         Shares            price
                     ----------------------------  -----------------------------  -------------------------------

Options
 outstanding,
 beginning of year    2,596,800        $    3.05     2,939,600        $    1.94     3,003,800      $      1.65
Options granted       1,546,200        $   38.21       742,000        $    5.70       710,000      $      2.22
Options exercised      (367,400)       $    3.18      (990,000)       $    1.74      (730,200)     $      1.03
Options canceled
 or expired             (63,000)       $    9.09       (94,800)       $    3.02       (44,000)     $      1.77
                     -----------                    -----------                    -----------
Options
 outstanding,
 end of year          3,712,600        $    8.38     2,596,800        $    3.05     2,939,600      $      1.94
                     ===========                    ===========                    ===========
Option price range
 end of year                           $ 1.51 to                      $ 1.51 to                    $   0.57 to
                                          $80.10                         $16.25                          $4.12


     The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:


                             ------------------------------------------------------------------------------
                                          Options Outstanding                   Options Exercisable
                             ------------------------------------------------------------------------------
                                                Weighted-
                                Number           average      Weighted-                        Weighted-
                              outstanding       remaining      average          Number         average
     Range of exercise        at December      contractual     exercise     exercisable at     exercise
           prices              31, 2005      life (in years)    price     December 31, 2005     price
                             ------------------------------------------------------------------------------
$1.51 to $ 2.46                  1,592,400          6          $   2.00              827,600   $   2.04
$4.06 to $ 9.09                    527,000          8          $   4.89               12,000   $   4.09
$12.51 to $20.45                   146,000          8          $  15.96               10,000   $  13.57
$26.25 to $29.59                   895,000          9          $  26.30
$42.44 to $49.71                   184,000         10          $  46.99
$67.48 to $80.10                   368,200         10          $  67.82                4,800   $  67.48
                             --------------                               -------------------
                                 3,712,600                                           854,400
                             ==============                               ===================



11.     EMPLOYEE BENEFIT PLAN

     Employees of Hansen Natural Corporation may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employees earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $162,659, $98,494 and $70,518 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.     RELATED-PARTY TRANSACTIONS

     A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company. Expenses incurred in connection with services rendered by such firms to the Company during the years ended December 31, 2005, 2004 and 2003 were $331,880, $173,878 and $59,146, respectively.

     A director of the Company is a managing director and Chief Executive Officer of a company that provided investment banking services to the Company. Expenses incurred in connection with services rendered by the Sage Group, LLC to the Company during the year ended December 31, 2005 were $16,293.

     Two directors and officers of the Company are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2005, 2004 and 2003 were $748,725, $638,590 and $331,478, respectively.

13.     OPERATING SEGMENTS

     The Company has two reportable segments, namely Direct Store Delivery ("DSD"), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to "Corporate & Unallocated".

     The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the years ended December 31, 2005, 2004 and 2003 are as follows:

------------------------------------------------------------------------------------------------------------------
                                                                                   Corporate &
       Year Ended December 31, 2005                DSD             Warehouse       Unallocated          Total
-------------------------------------         ----------------  --------------  --------------  ------------------

Net sales                                     $   270,011,144   $  78,875,222   $               $    348,886,366
Contribution margin                               112,943,469       6,373,787                        119,317,256
Corporate & unallocated expenses                                                  (15,873,947)       (15,873,947)
Operating income                                                                                     103,443,309
Net nonoperating income (expense)                     (34,041)        (10,693)      1,396,006          1,351,272
Income before provision for
    income taxes                                                                                     104,794,581
Depreciation & amortization                           403,226          30,403         575,000          1,008,629
Trademark amortization                                                 44,060          26,042             70,102


                                                                                   Corporate &
       Year Ended December 31, 2004                 DSD            Warehouse       Unallocated          Total
-------------------------------------         ----------------  --------------  --------------  ------------------

Net sales                                     $    113,050,278  $  67,573,480   $    (282,623)  $    180,341,135
Contribution margin                                 41,151,012      4,020,973                         45,171,985
Corporate & unallocated expenses                                                  (11,285,783)       (11,285,783)
Operating income                                                                                      33,886,202
Net nonoperating income (expense)                      (22,703)       (16,218)         90,916             51,995
Income before provision for
    income taxes                                                                                      33,938,197
Depreciation & amortization                            345,096         48,798         376,519            770,413
Trademark amortization                                                 44,060          28,986             73,046

                                                                                    Corporate &
       Year Ended December 31, 2003                 DSD            Warehouse       Unallocated          Total
-------------------------------------         ----------------  --------------  --------------  ------------------
Net sales                                     $     49,468,755  $  60,884,383   $        (942)  $    110,352,196
Contribution margin                                 14,872,174      2,411,996                         17,284,170
Corporate & unallocated expenses                                                   (7,458,075)        (7,458,075)
Operating income                                                                                       9,826,095
Net nonoperating income (expense)                      (22,545)       (44,048)           (420)           (67,013)
Income before provision for
    income taxes                                                                                       9,759,082
Depreciation & amortization                            271,848         56,075         256,274            584,197
Trademark amortization                                                 29,596          32,292             61,888
------------------------------------------------------------------------------------------------------------------

     The accounting policy for segment information is described in Note 1, "Organization and Summary of Significant Accounting Policies". All revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the segment concerned.

     Corporate and unallocated expenses were $15.9 million for the year ended December 31, 2005 and included $8.3 million of payroll costs and $2.5 million of professional service expenses including accounting and legal costs. Corporate and unallocated expenses were $11.3 million for the year ended December 31, 2004 and included $5.6 million of payroll costs and $2.3 million of professional service expenses including accounting and legal costs. Corporate and unallocated expenses were $7.5 million for the year ended December 31, 2003 and included $4.1 million of payroll costs and $1.0 million of professional service expenses including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

     One customer of the DSD segment made up approximately 18%, 13%, and 8% of the Company's net revenues for the years ended December 31, 2005, 2004, and 2003 respectively.

     The Company's net sales by product line for the years ended December 31, 2005, 2004 and 2003 were as follows:

Product Line                                2005                     2004                    2003
--------------------------------   ----------------------    --------------------    -------------------

DSD (primarily energy drinks)      $         270,011,144     $       113,050,278     $       49,468,755
Non-Carbonated (primarily
juice based beverages)                        51,522,955              38,871,923             31,415,692
Carbonated (primarily soda
beverages)                                    27,352,267              28,418,934             29,467,749
                                    ---------------------    --------------------    -------------------
                                   $         348,886,366     $       180,341,135     $      110,352,196
                                   ======================    ====================    ===================

14.     QUARTERLY FINANCIAL DATA (Unaudited)


                                                                                     Net Income per Common
                                                                                       Share (post-split)
                            Net Sales        Gross Profit       Net Income           Basic            Diluted
                        -----------------  ---------------   ---------------   ---------------   ---------------

 Quarter ended:
  March 31, 2005        $     60,014,272   $   30,329,318    $    8,844,713     $        0.40    $         0.37
  June 30, 2005               85,440,555       44,927,078        15,245,698              0.69              0.63
  September 30, 2005         105,421,454       55,343,669        20,245,368              0.92              0.83
  December 31, 2005           98,010,085       51,943,183        18,440,197              0.84              0.76
                        -----------------  ---------------   ---------------    --------------   ---------------
                        $    348,886,366   $  182,543,248    $   62,775,976     $        2.85    $         2.59
                        =================  ===============   ===============    ==============   ===============

 Quarter ended:
  March 31, 2004        $     31,298,783   $   13,907,821    $    2,183,281     $        0.10    $         0.09
  June 30, 2004               46,063,543       20,758,929         5,078,149              0.24              0.22
  September 30, 2004          52,641,477       23,809,208         5,798,648              0.27              0.24
  December 31, 2004           50,337,332       24,990,427         7,326,726              0.35              0.31
                        -----------------  ---------------   ---------------    --------------   ---------------
                        $    180,341,135   $   83,466,385    $   20,386,804     $        0.96    $         0.86
                        =================  ===============   ===============    ==============   ===============

     Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

     On August 8, 2005, the common stock of the Company was split on a two-for-one basis through a 100% stock dividend. Net Income per Common Share information has been presented to reflect the stock split (Note 1).

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                            Balance at              Charged to                                   Balance at
                            beginning                cost and                                      end of
  Description               of period                expenses            Deductions                period
----------------       ---------------------       -------------       ---------------      ----------------------
Allowance for doubtful accounts, sales returns and cash discounts:

2005                   $          1,252,101           2,416,828            (2,700,569)      $             968,360
2004                   $            875,351           3,585,153            (3,208,403)      $           1,252,101
2003                   $          1,098,645           2,936,429            (3,159,723)      $             875,351

Inventory reserves:

2005                   $            955,687              74,169              (189,021)      $             840,835
2004                   $          1,236,219             184,472              (465,004)      $             955,687
2003                   $            646,439             589,780                             $           1,236,219



EXHIBIT 23



CONSENT OF INDEPENDENT PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statements No. 33-92526, No. 333-41333, No. 333-89123, No. 333-112482 and No.333-131467 of
Hansen Natural Corporation on Form S-8 of our reports dated March 9, 2006, relating to the consolidated financial statements and financial statement schedule of Hansen Natural Corporation and subsidiaries and management's report on internal control over financial reporting appearing in the Annual Report on Form 10-K of Hansen Natural Corporation for the year ended December 31, 2005.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 9, 2006