Form 10-Q
period 2006-03-31
HANSEN NATURAL CORP
filed 2006-05-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006	Commission file number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1010 Railroad Street

Corona, California 92882

(Address of principal executive offices) (Zip Code)

(951) 739 – 6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No _____

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ___ No _X_

The Registrant had 22,761,970 shares of common stock outstanding as of April 25, 2006.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

MARCH 31, 2006

INDEX

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of

March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income for the

three-months ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for the

three-months ended March 31, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Items 2-5.	Not Applicable

Item 6.	Exhibits	39

Signatures	40

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005 (Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,537,735	$61,654,284
Short-term investments (Note 5)	67,182,380	11,860,665
Accounts receivable, net	46,302,600	28,751,588
Inventories (Note 6)	29,389,596	31,399,628
Prepaid expenses and other current assets	1,297,936	477,237
Prepaid income taxes		637,794
Deferred income tax asset	4,625,757	5,505,264
Total current assets	179,336,004	140,286,460

PROPERTY AND EQUIPMENT, net (Note 7)	4,558,825	3,742,958

INTANGIBLE AND OTHER ASSETS:
Trademarks, net (Note 8)	19,091,957	19,103,049
Deposits and other assets	864,848	757,215
Total intangible and other assets	19,956,805	19,860,264
	$203,851,634	$163,889,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,602,402	$26,613,663
Accrued liabilities	3,181,708	2,481,703
Accrued compensation	1,417,955	3,346,243
Current portion of long-term debt	789,794	515,221
Income taxes payable	11,099,553
Total current liabilities	48,091,412	32,956,830

LONG-TERM DEBT, less current portion	7,503	10,123

DEFERRED INCOME TAX LIABILITY	5,851,293	5,413,880

COMMITMENTS AND CONTINGENCIES (Note10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized; 22,749,970 shares issued and 22,336,448 outstanding in 2006; 22,607,128 shares issued and 22,193,606 utstanding in 2005	113,750	113,036
Additional paid-in capital	23,218,333	19,917,748
Retained earnings	127,383,888	106,292,610
Common stock in treasury, at cost; 413,522 shares in 2006 and 2005	(814,545)	(814,545)
Total stockholders’ equity	149,901,426	125,508,849
	$203,851,634	$163,889,682

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2006 AND 2005 (Unaudited) _____________________________________________________________

	Three Months Ended
	March 31,
	2006	2005

NET SALES	$119,746,258	$60,014,272

COST OF SALES	56,748,386	29,684,954

GROSS PROFIT	62,997,872	30,329,318

OPERATING EXPENSES	28,168,833	15,605,818

OPERATING INCOME	34,829,039	14,723,500

NET NONOPERATING INCOME	701,929	117,518

INCOME BEFORE PROVISION FOR INCOME TAXES	35,530,968	14,841,018

PROVISION FOR INCOME TAXES	14,439,690	5,996,305

NET INCOME	$21,091,278	$8,844,713

NET INCOME PER COMMON SHARE:
Basic	$0.93	$0.40
Diluted	$0.84	$0.37

NUMBER OF COMMON SHARES USED IN PER SHARE COMPUTATIONS:
Basic	22,696,057	21,871,418
Diluted	25,154,684	24,121,666

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,091,278	$8,844,713
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademarks	13,935	14,246
Depreciation and other amortization	313,948	183,553
Loss on disposal of property and equipment	288	650
Shared based compensation	1,905,229
Deferred income taxes	1,316,920	666,008
Provision for doubtful accounts	54,681	45,742
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(17,605,693)	(7,563,588)
Inventories	2,010,032	(1,045,362)
Prepaid expenses and other current assets	(820,699)	111,885
Prepaid income taxes	637,794
Accounts payable	4,988,739	4,144,836
Accrued liabilities	700,006	97,816
Accrued compensation	(1,928,288)	(577,066)
Income taxes payable	11,099,553	4,670,721
Net cash provided by operating activities	23,777,723	9,594,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	5,160,665
Purchases of available-for-sale investments	(68,432,380)	(6,300,000)
Sales of available-for-sale investments	7,950,000	1,000,000
Purchases of property and equipment	(544,940)	(364,256)
Proceeds from sale of property and equipment		78,339
Additions to trademarks	(2,843)
(Increase) decrease in deposits and other assets	(143,895)	38,225
Net cash used in investing activities	(56,013,393)	(5,547,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(276,949)	(242,425)
Tax benefit from exercise of stock options	642,286
Issuance of common stock	753,784	494,321
Net cash provided by financing activities	1,119,121	251,896

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(31,116,549)	4,298,358
CASH AND CASH EQUIVALENTS, beginning of year	61,654,284	3,676,119
CASH AND CASH EQUIVALENTS, end of period	$30,537,735	$7,974,477

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$10,072	$12,641
Income taxes	$743,138	$659,576

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2006 AND 2005 (Unaudited) Continued_

NON-CASH TRANSACTIONS

The Company entered into capital leases for the acquisition of promotional vehicles and warehouse equipment of $548,902 and $181,569 for the three-months ended March 31, 2006 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Form 10-K for the year ended December 31, 2005, for a summary of significant policies utilized by Hansen Natural Corporation (“Hansen” or “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”), and Monster LDA Company (“MLDA”) formerly known as Hard e Beverage Company (“HEB”), and previously known as Hard Energy Company and as CVI Ventures, Inc., and other disclosures, which should be read in conjunction with this report. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2006 and 2005 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005 for more complete presentation.

Cash & cash equivalents and short-term investments – The Company invests cash available in various investments from time to time including, but not limited to, investments of the following nature: auction rate securities, corporate bank debt, commercial paper, certificates of deposit, U.S. treasury bills, notes and bonds, money market funds and tax exempt securities including municipal notes. Those investments that have original maturities of three months or less are included in “cash and cash equivalents” whereas those investments that have original maturities greater than three months but less than twelve months are included in “short-term investments.” Throughout the year, the Company had amounts on deposit at financial institutions that exceed the depository insurance limits. The Company has not experienced any loss as a result of these deposits and does not expect to incur any losses in the future.

Inventories – Inventories are valued at the lower of first-in, first-out (FIFO) cost or market value (net realizable value).

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment – Property and equipment are stated at cost. Depreciation of furniture, office equipment, equipment and vehicles is based on their estimated useful lives (three to ten years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method.

Trademarks – Trademarks represent the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. The Company amortizes its trademarks over their useful lives of 1 to 20 years.

Revenue Recognition –The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Management believes an adequate provision has been made for estimated returns, promotional and other allowances and cash discounts based on the Company’s historical experience, which are accounted for as a reduction of gross sales.

Net Sales – Net sales consist of sales recorded at the time the related products are shipped and the risk of ownership and title have passed, less allowances for returns, spoilage and cash discounts, and promotional allowances recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, ingredients and packaging materials.

Freight Costs and Reimbursement of Freight Costs – In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the three-months ended March 31, 2006 and 2005, freight-out costs amounted to $7.3 million and $3.1 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include general and administrative costs such as payroll costs, travel costs, professional service fees, depreciation and other general and administrative costs.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Advertising Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses, including but not limited to production costs, amounted to $5.7 million and $3.4 million for the three-months ended March 31, 2006 and 2005, respectively. Advertising expenses are included in selling, general and administrative expenses.

3.	NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs. The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The adoption of this statement has had an immaterial impact on the financial condition and results of operations of the Company.

On January 1, 2006, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement had no impact on the financial condition or results of operations of the Company.

On January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement had no impact on the financial condition or results of operations of the Company.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“ SFAS 123R”) (See “Note 4 – Stock Based Compensation”). This Statement replaces FASB Statement No. 123, Accounting for Stock Based Compensation (“SFAS 123”) and supersedes APB Opinion No. 25., Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.

4.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under APB 25. Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Income, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three-months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

The Company has two stock option plans under which shares were available for grant at March 31, 2006: the 2001 Hansen Natural Corporation Stock Option Plan (“2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (“2005 Directors Plan”).

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The 2001 Option Plan permits the granting of options to purchase up to 4,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended (the “Code”), nonqualified stock options or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of March 31, 2006, options to purchase 3,931,200 shares of Hansen common stock had been granted under the 2001 Option Plan and options to purchase 68,800 shares of Hansen common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 200,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 6,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 4,800 shares of the Company’s common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of March 31, 2006, options to purchase 19,200 shares of Hansen common stock had been granted under the 2005 Directors Plan and options to purchase 180,800 shares of Hansen common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from zero to five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $1,905,000 of compensation expense relating to outstanding options during the quarter ended March 31, 2006. No compensation expense was recorded related to outstanding options during the quarter ended March 31, 2005.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the three-months ended March 31, 2006 and 2005 using the Black-Scholes-Merton option pricing formula.

	Three-Months Ended March 31,
	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	58.0%	74.0%
Risk free interest rate	4.5%	4.4%
Expected lives	6.0 years	7.0 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2006 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,712,600	$17.57
Granted	13,000	$93.88
Exercised	(142,842)	$5.28
Outstanding at March 31, 2006	3,582,758	$18.34	7.99	$385,892,595
Vested and expected to vest in the future at March 31, 2006	3,499,638	$18.78	7.99	$376,939,887
Exercisable at March 31, 2006	1,023,958	$6.62	7.68	$122,290,266

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2006 and 2005 was $55.10 and $36.74, respectively. The total intrinsic value for options exercised during the three-months ended March 31, 2006 and 2005 was approximately $13,252,000 and $7,716,000, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2006 and 2005 was approximately $0.8 million and $0.5 million, respectively. The actual tax benefit realized relating to certain stock options that were exercised during the three-months ended March 31, 2006 totaled approximately $0.6 million. There was no actual tax benefit realized relating to stock option exercises in the comparable period in 2005.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2006, there was $29,965,000 of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three-months ended March 31, 2006 for share-based compensation related to employees. Employee share-based compensation expense of $1,905,229 is comprised of $508,790 that relates to incentive stock options and $1,396,439 that relates to non qualified stock options. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

Three-months Ended March 31, 2006
Operating expenses	$1,905,229
Total employee share-based compensation expense included in income, before income tax	1,905,229
Amount of income tax benefit recognized in earnings	(557,738)

Amount charged against net income	$1,347,491

Impact on net income per common share:
Basic	$(0.06)
Diluted	$(0.05)

There were no amounts relating to employee share-based compensation capitalized in inventory during the three-months ended March 31, 2006.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro Forma Employee Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation expense for share-based awards been determined consistent with SFAS No. 123R, net income and earnings per share would have been adjusted to the following pro forma amounts:

Three-months Ended March 31, 2005
Net income, as reported	$8,844,713
Less: Total share-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(319,278)

Pro forma net income	$8,525,435

Earnings per common share:
Basic-as reported	$0.40
Basic-pro forma	$0.39
Diluted-as reported	$0.37
Diluted-pro forma	$0.35

5.	SHORT-TERM INVESTMENTS

The Company considers all short-term, highly liquid investments having original maturities of three months or less to be cash equivalents. All investments with original maturities greater than three months but less than twelve months are considered to be short-term investments.

The Company classifies debt securities in one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those securities which the Company has the positive intent and ability to hold until maturity. All other securities not included in the held-to-maturity category are classified as available-for-sale. No securities are held for speculative or trading purposes.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management of market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments at March 31, 2006 and December 31, 2005 are as follows:

	Carrying Amount		Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months		Continuous Unrealized Loss Position Greater than 12 Months
March 31, 2006
Available-for-sale
Municipal bonds	$67,182,380	$		$2,787	$67,179,593	$2,787	$

	$67,182,380	$		$2,787	$67,179,593	$2,787	$

December 31, 2005
Held-to-maturity
Debt securities of government sponsored entities	$2,951,409		$284	$152	$2,951,541	$152	$
Corporate bonds	2,209,256			1,055	2,208,201	1,055
	5,160,665		284	1,207	5,159,742	1,207
Available-for-sale
Municipal bonds	6,700,000				6,700,000

	$11,860,665		$284	$1,207	$11,859,742	$1,207	$

6.	INVENTORIES

Inventories consist of the following at:

	March 31, 2006	December 31, 2005
Raw materials	$13,534,364	$10,227,362
Finished goods	15,855,232	21,172,266
	$29,389,596	$31,399,628

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2006	December 31, 2005
Leasehold improvements	$582,340	$579,240
Furniture and office equipment	1,832,299	1,700,131
Equipment	1,569,856	1,162,944
Vehicles	2,951,302	2,402,399
	6,935,797	5,844,714
Less accumulated depreciation and amortization	(2,376,972)	(2,101,756)
	$4,558,825	$3,742,958

8.	TRADEMARK AND TRADEMARK AMORTIZATIONS

The following provides additional information concerning the Company’s trademarks as of March 31, 2006  and December 31, 2005:

	March 31, 2006	December 31, 2005
Amortizing trademarks	$1,169,248	$1,169,248
Accumulated amortization	(303,301)	(289,366)
	865,948	879,882
Non-amortizing trademarks	18,226,009	18,223,167
	$19,091,957	$19,103,049

All amortizing trademarks have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 20 years (weighted-average life of 19 years). The straight-line method of amortization allocates the cost of the trademarks to earnings over the period of expected benefit. Total amortization expense during the three-months ended March 31, 2006 and 2005 was $13,900 and $14,200, respectively. As of March 31, 2006, future estimated amortization expense related to amortizing trademarks through the year ending December 31, 2011 is:

2006-Remainder	$41,804
2007	55,739
2008	55,590
2009	55,590
2010	55,590
2011	55,590

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three-months ended March 31, 2006 and 2005 is presented below:

	March 31, 2006	March 31, 2005
Weighted-average shares outstanding:
Basic	22,696,057	21,871,418
Dilutive securities	2,458,627	2,250,248
Diluted	25,154,684	24,121,666

For the three-months ended March 31, 2006 and 2005, options outstanding totaling 0 and 435,000 shares, respectively, were excluded from the calculations, as their effect would have been anti-dilutive.

10.	COMMITMENTS & CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $9.5 million that represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

Pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a prorated basis. The Company’s maximum liability under this agreement is $4.3 million subject to compliance by Rexam with a number of conditions under this agreement.

Advertising Commitment - In March 2003, HBC entered into an advertising display agreement (“Monorail Agreement”) with the Las Vegas Monorail Company (“LVMC”) whereby HBC was granted the right, in consideration of the payment by HBC to LVMC of the sum of $1,000,000 per year, payable quarterly, to advertise and promote its products on a designated four car monorail vehicle as well as the right to sell certain of its products on all monorail stations for payment of additional consideration.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The initial term of the Monorail Agreement commenced in July 2004 and ends on the first anniversary of its commencement date. However, due to interruptions in the operations of the Monorail, the commencement date of the initial term was extended to January 1, 2005. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms, and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term. The Company renewed the Monorail Agreement for an additional one-year term on January 1, 2006.

In September 2004, Barrington Capital Corporation, through an alleged successor in interest, Sandburg Financial Corporation (both entities with whom the Company has never had any dealings) served a Notice of Motion (“Motion”) on the Company and each of its subsidiaries, as well as on a number of other unrelated entities and individuals. The Motion seeks to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys’ fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980s. Barrington Capital Corporation’s/Sandburg Financial Corporation’s claim is based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. In management’s opinion, the Motion is based on demonstrably false allegations and misstated legal propositions, and it lacks any substantial supporting evidence. The Company and its subsidiaries are vigorously opposing the Motion and believe that the Motion is without any merit. The Company does not believe the Motion will have a material adverse effect on the financial condition of the Company.

The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation in the aggregate will not likely have a material adverse effect on the Company’s financial position or results of operations.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	OPERATING SEGMENTS

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate & Unallocated.”

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended March 31, 2006 and 2005 are as follows:

	For the Three-Months Ended March 31, 2006
	DSD	Warehouse		Corporate & Unallocated	Total
Net sales	$100,317,209	$19,429,049	$		$119,746,258
Contribution margin	40,637,634	1,113,084			41,750,718
Corporate & unallocated expenses				(6,921,679)	(6,921,679)
Operating income					34,829,039
Net nonoperating income (expense)	(8,142)	(1,529)		711,600	701,929
Income before provision for income taxes	40,629,492	1,111,555		(6,210,079)	35,530,968
Depreciation & amortization	112,341	7,421		194,186	313,948
Trademark amortization		11,015		2,920	13,935

	For the Three-Months Ended March 31, 2005
	DSD	Warehouse		Corporate & Unallocated	Total
Net sales	$41,832,752	$18,050,190		$131,330	$60,014,272
Contribution margin	16,595,483	1,603,353		88,856	18,287,692
Corporate & unallocated expenses				(3,564,194)	(3,564,194)
Operating income					14,723,500
Net nonoperating income (expense)	(4,757)	(3,601)		125,876	117,518
Income before provision for income taxes	16,590,726	1,599,752		(3,349,460)	14,841,018
Depreciation & amortization	62,873	7,504		113,176	183,553
Trademark amortization		11,015		3,231	14,246

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the segment concerned.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Corporate and unallocated expenses were $6.9 million for the three-months ended March 31, 2006 and included $4.4 million of payroll costs, of which $1.9 million was attributable to stock based compensation expense (See “Note 4 – Stock Based Compensation”) and $0.9 million of professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $3.6 million for the three-months ended March 31, 2005 and included

$1.9 million of payroll costs and $0.6 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

One customer made up approximately 19% and 17% of the Company’s net sales for the three-months ended March 31, 2006 and 2005, respectively.

The Company’s net sales by product line for the three-months ended March 31, 2006 and 2005 were as follows:

Product Line	March 31, 2006	March 31, 2005
DSD (primarily energy drinks)	$100,317,209	$41,832,752
Non-carbonated (primarily juice based beverages)	13,474,368	11,995,783
Carbonated (primarily soda beverages)	5,954,681	6,054,407
Corporate and Unallocated		131,330
	$119,746,258	$60,014,272

12.	DISTRIBUTION COORDINATION AGREEMENT

On May 8, 2006, Hansen Beverage Company (“HBC”), a Delaware corporation and a direct wholly owned subsidiary of Hansen Natural Corporation, entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Agreements, select AB wholesalers will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ energy juice brand, an additional energy drink brand to be designated by the parties and additional products that may be agreed between the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto.

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks”, sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks, Junior Juice® juice drinks and non-carbonated lightly flavored energy waters under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the Monster Energy®, Lost® Energy™, Rumba™ energy juice and Joker Mad Energy™ brand names. We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all our beverages and drink mixes. We use our branded vehicles and other promotional vehicles at events at which we sample our products to consumers. We utilize "push-pull" methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in store promotions and in store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as breast cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross team, extreme sports figures and athletes, sporting events such as the Monster Energy Pro Pipeline Surfing competition, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motor cross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising, together with price promotions and coupons, are also used to promote our brands.

We believe that one of the keys to success in the beverage industry is differentiation, such as making Hansen’s® products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, and we will continue to reevaluate the same from time to time.

During the first quarter of 2006, we continued to expand our existing product lines and further develop our markets. In particular, we continue to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

During the first quarter of 2006, we entered into several new distribution agreements for the sale of certain products in the ordinary course. We intend to continue building our national distributor network and sales force throughout the remainder of 2006 to support and grow the sales of our products.

We again achieved record gross sales in the first quarter of 2006. The increase in gross sales in the first quarter of 2006 was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, which were introduced in April 2002, our low carbohydrate (“lo-carb”) Monster Energy® drinks, which were introduced in 2003, Monster Energy® Khaos™ energy drinks, which were introduced in August 2005, Monster Energy® Assault™ energy drinks which were introduced in September 2004, increased sales by volume of Lost® Energy™ drinks which were introduced in January 2004, as well as increased sales by volume of Hansen’s® apple juice and juice blends, sports drinks, Junior Juice® juice drinks and Rumba™ energy juice, which was introduced in December 2004. The increase in gross sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks, Smoothies in cans, Joker Mad Energy™ drinks, and Energade®.*

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income.*

During the three-months ended March 31, 2006, gross sales shipped outside of California represented 66.3% of our gross sales, as compared to 57.8% for the comparable period in 2005. During the three-months ended March 31, 2006, gross sales to distributors outside the United States amounted to $3.5 million, as compared to $0.7 million for the three-months ended March 31, 2005. Such sales were approximately 2.5% of gross sales for the three-months ended March 31, 2006 and less than 1% of gross sales for the comparable period in 2005.*

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chain mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for the first quarter of 2006 are reflected below. The allocations below may reflect changes made by the Company to the categories historically reported.*

	Three-Months Ended March 31,
	2006	2005
Retail grocery, specialty chains and wholesalers	14%	25%
Club stores, drug and mass merchandisers	14%	11%
Full service distributors	67%	58%
Health food distributors	3%	4%
Other	2%	2%

*Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by the Company’s internal reporting requirements. However, gross sales is used by management to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of the Company’s operating performance. Gross sales may not be realized in the form of cash receipts, as promotional payment and allowances may be deducted from payments received from customers.

Our customers include Dr. Pepper Bottling/7UP Bottling Group, Wal-Mart (including Sam’s Club), Kalil Bottling Group, Trader Joe’s, Seven-Up Companies Northern California, Costco, Albertson’s, Kroger and Safeway. A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations. One customer accounted for approximately 19% and 17% of the Company’s net sales for the three-months ended March 31, 2006 and 2005, respectively. This customer is a customer of the DSD Division.

Gross profit for the three-months ended March 31, 2006, as a percentage of net sales, was 52.6% which was higher than the 50.5% gross profit as a percentage of net sales recorded for the three-months ended March 31, 2005. The increase in gross profit percentage was primarily the result of a change in the Company’s product mix due primarily to increased sales of certain product lines with higher gross margins.

In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky Natural Soda business. The Blue Sky® natural soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Energy® drink in 8.3-ounce cans, and in 2004, introduced a new line of Blue Sky® natural tea sodas in 12-ounce cans. In 2005, we introduced a new line of Blue Sky® lite natural sodas, a new line of Blue Sky® natural sodas made with real sugar and a new line of non-carbonated Blue Sky® isotonic sports drinks.

In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice beverage business. The Junior Juice® product line is comprised of a line of 100% juices packaged in 4.23-ounce aseptic packages and is targeted at toddlers.

During 2004, we concluded exclusive contracts with the State of California, Department of Health Services Women, Infant and Children Supplemental Nutrition Branch, to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2006 and 2005, respectively.

	Three-Months Ended March 31,		Percentage Change
	2006	2005	06 vs. 05
Gross sales, net of discounts & returns*	$137,823,694	$72,962,090	88.9%
Less: Promotional and other allowances**	18,077,436	12,947,818	39.6%
Net sales	119,746,258	60,014,272	99.5%
Cost of sales	56,748,386	29,684,954	91.2%
Gross profit	62,997,872	30,329,318	107.7%
Gross profit margin	52.6%	50.5%

Operating expenses	28,168,833	15,605,818	80.5%
Operating income	34,829,039	14,723,500	136.6%
Operating income as a percent of net sales	29.1%	24.5%

Net nonoperating income	701,929	117,518	497.3%
Income before provision for income taxes	35,530,968	14,841,018	139.4%

Provision for income taxes	14,439,690	5,996,305	140.8%
Effective tax rate	40.6%	40.4%

Net income	$21,091,278	$8,844,713	138.5%
Net income as a percent of net sales	17.6%	14.7%

Net income per common share:
Basic	$0.93	$0.40
Diluted	$0.84	$0.37

Case sales (in thousands) (in 192-ounce case equivalents)	14,974	9,295	61.1%

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by the Company’s internal reporting requirements. However, gross sales is used by management to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of the Company’s operating performance. Gross sales may not be realized in the form of cash receipts, as promotional payment and allowances may be deducted from payments received from customers.

** The Company supports its customers, including distributors, with promotional allowances, portion of which is utilized for marketing and indirect advertising by them. In certain instances, a portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. The Company presents promotional allowances in accordance with the provisions of EITF No. 01-9. The aggregate amount of promotional allowances amounted to $15.0 million and $10.8 million for the three-months ended March 31, 2006 and 2005, respectively and is included as a reduction of gross sales. Other allowances amounted to $3.1 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively and are also included as a reduction of gross sales. Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, the presentation of promotional and other allowances may not be comparable to similar items presented by other companies. The presentation of promotional and other allowances facilitates an evaluation of the impact thereof on the determination of net sales and illustrates the spending levels incurred to secure such sales. Promotional and other allowances constitute a material portion of the marketing activities of the Company.

Results of Operations for the Three-Months Ended March 31, 2006 Compared to the Three-Months Ended March 31, 2005

Gross Sales* . For the three-months ended March 31, 2006, gross sales were $137.8 million, an increase of approximately $64.9 million or 88.9% higher than the $73.0 million gross sales for the three-months ended March 31, 2005. The increase in gross sales for the three-months ended March 31, 2006 was primarily attributable to increased sales volume of certain of our existing products, as well as the rollout of new products, as discussed in “Net Sales” below. The percentage increase in gross sales was lower than the percentage increase in net sales. This was due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 17.6% to 13.0%, although the actual amount of promotional and other allowances increased from $12.9 million to $18.1 million.

Net Sales. For the three-months ended March 31, 2006, net sales were $119.7 million, an increase of approximately $59.7 million or 99.5% higher than net sales of $60.0 million for the three-months ended March 31, 2005. We again achieved record sales in the first quarter of 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, which were introduced in April 2002, low carbohydrate (“lo-carb”) Monster Energy® drinks, which were introduced in 2003, Monster Energy® KhaosTM energy drinks, which were introduced in August 2005, and Monster Energy® AssaultTM energy drinks which were introduced in September 2004, increased sales by volume of Lost® Energy™ drinks which were introduced in January 2004, and increased sales by volume of sports drinks, Junior Juice® juice drinks, Hansen’s® apple juice and juice blends, and Rumba™ energy juice, which was introduced in December 2004. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks, Joker Mad Energy™ drinks, and Smoothies in cans.

Case sales, in 192-ounce case equivalents, increased from 9.3 million cases for the three-months ended March 31, 2005 to 15.0 million cases for the three-months ended March 31, 2006, an increase of 5.7 million cases or 61.1%. The overall average net sales price per case also increased to $7.98 per case for the three-months ended March 31, 2006 from $6.46 for the three-months ended March 31, 2005, an increase of 23.5%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products.

Net sales for the for the DSD segment were $100.3 million for the three-months ended March 31, 2006, an increase of approximately $58.5 million or 139.8% higher than net sales of $41.8 million for the three-months ended March 31, 2005. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, which were introduced in April 2002, low carbohydrate (“lo-carb”) Monster Energy® drinks, which were introduced in 2003, and sales of Monster Energy® Khaos™ energy drinks, which were introduced in August 2005, Monster Energy® Assault™ energy drinks which were introduced in September 2004, increased sales by volume of Lost® Energy™ drinks which were introduced in January 2004, and Rumba™ energy juice, which was introduced in December 2004. The increase in net sales was partially offset by decreased sales by volume of Hansen’s® energy drinks and Joker Mad Energy™ drinks.

Net sales for the Warehouse segment were $19.4 million for the three-months ended March 31, 2006, an increase of approximately $1.4 million or 7.6% higher than net sales of $18.1 million for the three-months ended March 31, 2005. The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of sports drinks, Junior Juice® juice drinks, and Hansen’s® apple juice and juice blends. The increase in net sales was partially offset by decreased sales by volume of Smoothies in cans.

Gross Profit*. Gross profit was $63.0 million for the three-months ended March 31, 2006, an increase of approximately $32.7 million or 107.7% higher than the gross profit of $30.3 million for the three-months ended March 31, 2005. Gross profit as a percentage of net sales increased to 52.6% for the three-months ended March 31, 2006 from 50.5% for the three-months ended March 31, 2005. Increases in gross sales volume contributed to an increase in gross profit, while a change in the Company’s product and customer mix and the related increase in the percentage of sales of higher margin products increased both gross profit and gross profit as a percentage of net sales.

*Gross profit may not be comparable to those of other entities since some entities include all costs associated with their distribution process in cost of sales whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Total Operating Expenses. Total operating expenses were $28.2 million for the three-months ended March 31, 2006, an increase of approximately $12.6 million or 80.5% higher than total operating expenses of $15.6 million for the three-months ended March 31, 2005. Total operating expenses as a percentage of net sales decreased to 23.5% for the three-months ended March 31, 2006 from 26.0% for the three-months ended March 31, 2005. The increase in total operating expenses was primarily attributable to increased selling and distribution and general and administrative expenses whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of general and administrative expenses as a percentage of net sales and to a lesser extent, a decrease in the percentage of selling and distribution expense to net sales.

Selling and distribution. Selling and distribution expenses were $17.6 million for the three-months ended March 31, 2006, an increase of approximately $8.6 million or 95.2% higher than selling and distribution expenses of $9.0 million for the three-months ended March 31, 2005. Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $8.0 million and $3.9 million for the three-months ended March 31, 2006 and 2005, respectively, and have been included in operating expenses. Selling and distribution expenses as a percentage of net sales for the three-months ended March 31, 2006 were 14.7%, which was slightly lower than selling and distribution expenses as a percentage of net sales of 15.0% for the three-months ended March 31, 2005. The increase in selling and distribution expenses was primarily attributable to an increase in distribution and warehouse expenses after manufacture, which increased by $4.2 million, increased expenditures of $1.4 million for sampling programs, a $0.8 million increase for trade development activities with distributors, and increased expenditures for sponsorships and endorsements of $0.5 million. The decrease in selling and distribution expenses as a percentage of net sales was attributable to selling and distribution expenses increasing at a lower rate than net sales for the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005.

General and Administrative. General and administrative expenses were $10.6 million for the three-months ended March 31, 2006, an increase of approximately $4.0 million or 60.6% higher than general and administrative expenses of $6.6 million for the three-months ended March 31, 2005. General and administrative expenses as a percentage of net sales for the three-months ended March 31, 2006 were 8.9% which was lower than general and administrative expenses as a percentage of net sales of 11.0% for the three-months ended March 31, 2005. The increase in general and administrative expenses was primarily attributable to stock compensation expense of $1.9 million as a result of the Company’s adoption of SFAS 123R (see also “ITEM I - Note 4 – Stock Based Compensation”), increased payroll expenses for administrative and support activities which increased by $0.7 million, professional services, including legal and accounting, which increased by $0.5 million and certain other expenses such as travel and entertainment expenses and insurance expenses, which increased by $0.3 million in total. The decrease in general and administrative expenses as a percentage of net sales was attributable to general and administrative expenses increasing at a lower rate than net sales for the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005.

Contribution Margin. Contribution margin for the DSD segment was $40.6 million for the three-months ended March 31, 2006, an increase of approximately $24.0 million or 144.9% higher than contribution margin of $16.6 million for the three-months ended March 31, 2005. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks and Lost® Energy™ drinks. Contribution margin for the Warehouse segment was $1.1 million for the three-months ended March 31, 2006, a decrease of approximately $0.5 million or 30.6% lower than contribution margin of $1.6 million for the three-months ended March 31, 2005. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased slotting expenses with retail grocery chains as well as increases in costs of raw materials and production.

Operating Income. Operating income was $34.8 million for the three-months ended March 31, 2006, an increase of approximately $20.1 million or 136.6% higher than operating income of $14.7 million for the three-months ended March 31, 2005. Operating income as a percentage of net sales increased to 29.1% for the three-months ended March 31, 2006 from 24.5% for the three-months ended March 31, 2005. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005.

Net Nonoperating Income. Net nonoperating income was $0.7 million for the three-months ended March 31, 2006, an increase of approximately $0.6 million from net nonoperating income of $0.1 million for the three-months ended March 31, 2005. The increase in net nonoperating income was primarily attributable to increased interest revenue earned on the Company’s invested cash balances, which have increased significantly over the past year, as well as decreased interest expense incurred on the Company’s borrowings, which are primarily attributable to the decrease in outstanding balances.

Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2006 was $14.4 million as compared to provision for income taxes of $6.0 million for the three-months ended March 31, 2005. The effective combined federal and state tax rate for the three-months ended March 31, 2006 was 40.6%, which was higher than the effective tax rate of 40.4% for the three-months ended March 31, 2005. The increase in the effective tax rate was primarily attributable to that portion of stock based compensation that relates to incentive stock options for which there was no tax benefit. This rate increase was partially offset due to the apportionment of sales and related state taxes to various states outside of California which have different state tax rates.

Net Income. Net income was $21.1 million for the three-months ended March 31, 2006, an increase of $12.2 million or 138.5% higher than net income of $8.8 million for the three-months ended March 31, 2005. The increase in net income was attributable to the increase in gross profit of approximately $32.7 million and increase in net nonoperating income of approximately $0.6 million which was partially offset by the increase in operating expenses of approximately $12.6 million and an increase in provision for income taxes of approximately $8.4 million.

Liquidity and Capital Resources

Cash flows from operating activities - Net cash provided by operating activities was $23.8 million for the three-months ended March 31, 2006 as compared to $9.6 million in the comparable period in 2005. For the three-months ended March 31, 2006, cash provided by operating activities was primarily attributable to net income earned of $21.1 million and adjustments for certain non-cash expenses consisting of $1.9 million of share-based compensation, $1.3 million in deferred income taxes and $0.3 million of depreciation and other amortization. In 2006, cash provided by operations also increased due to an $11.1 million increase in income taxes payable, a $5.7 million increase in accounts payable and accrued liabilities and a $2.0 million decrease in inventories. In 2006, cash provided by operating activities was reduced due to a $17.6 million increase in accounts receivable, a $1.9 million decrease in accrued compensation and a $0.8 million increase in prepaid expenses and other current assets. The increase in accounts receivable was attributable to increased sales volumes as well as to increased sales to certain classes of customers who have different payment terms. The decrease in inventories was attributable to increased sales volumes.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Cash flows used in investing activities - Net cash used in investing activities was $56.0 million for the three-months ended March 31, 2006 as compared to $5.5 million in the comparable period in 2005. For the three-months ended March 31, 2006, cash used in investing activities was primarily attributable to purchases of short-term investments, particularly available-for-sale investments. Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of computer and office equipment used for sales and administrative activities, vans and promotional vehicles and other equipment to support the marketing and promotional activities of the Company. Management expects that it will continue to use portion of its cash in excess of its requirements for operations, to purchase short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of the Company’s brands.

Cash flows from financing activities - Net cash provided by financing activities was $1.1 million for the three-months ended March 31, 2006 as compared to net cash provided by financing activities of $0.3 million for the comparable period in 2005. For the three-months ended March 31, 2006, cash provided by financing activities was primarily attributable to proceeds of $0.8 million received from the issuance of common stock and a $0.6 million tax benefit in connection with the exercise of certain stock options. This increase was partially offset by principal payments of long-term debt of $0.3 million. The increase in payments on long-term debt as compared to the comparable period in 2005 related to lease payments made on vehicle leases entered into over the past year.

Debt and other obligations - HBC has a credit facility from Comerica Bank (“Comerica”) consisting of a revolving line of credit. Such revolving line of credit is secured by substantially all of HBC’s assets, including accounts receivable, inventory, trademarks and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $7.8 million under its revolving line of credit. The revolving line of credit remains in full force and effect through June 1, 2007. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5% or varying LIBOR rates up to 180 days plus an additional percentage of up to 1.5%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on the line of credit at March 31, 2006.

The terms of the Company’s line of credit contain certain financial covenants including certain financial ratios. The Company was in compliance with its covenants at March 31, 2006.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to secured parties under the Uniform Commercial Code, or institute legal proceedings to foreclose upon the lien and security interest granted or for the sale of any or all collateral.

Commitments - Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

Noncancelable contractual obligations include our obligations under our agreement with the Las Vegas Monorail Company and other commitments. (See “Item 1 Note 10 - Commitments & Contingencies.”). The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of March 31, 2006:

	Payments Due by Period
Obligations	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years
Contractual Obligations	2,919,595	$2,524,595	$395,000	$		$
Long-Term Debt	88,153	88,153
Capital Leases	709,143	701,640	7,503
Operating Leases	4,681,722	1,306,731	2,930,559		444,432
Purchase Commitments	9,453,523	4,813,001	4,640,522
	$17,852,136	$9,434,120	$7,973,584		$444,432	$

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro rated basis. The Company’s maximum liability under this agreement is $4.3 million subject to compliance by Rexam with a number of conditions under this agreement.

Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment through at least the next twelve months. Based on the Company’s current plans, at this time the Company estimates that capital expenditures are likely to be less than $5 million through December 2006. However, future business opportunities may cause a change in this estimate.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three-months ended March 31, 2006 and 2005, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Unit case volume of the Company means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by the Company. Sales of food bars and cereals, which have been discontinued and are not material, are expressed in actual cases.

The Company’s quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen’s products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen’s products expands outside of California. The Company’s experience with its energy drink products, although of short duration, suggests that they are less seasonal than traditional beverages. As the percentage of the Company’s sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and changes in and/or increased advertising and promotional expenses.

(In thousands, except average price per case)	March 31, 2006	March 31, 2005
Net sales	$119,746	$60,014

Case sales (192-ounce case equivalents)	14,974	9,295

Average price per case	$7.98	$6.46

See ITEM 2, “Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP. GAAP requires the Company to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize the most significant accounting and reporting policies and practices of the Company:

Accounts Receivable – The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

Inventories – Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and/or its ability to sell the product(s) concerned and production requirements. Demand for the Company’s products can fluctuate significantly. Factors which could affect demand for the Company’s products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairments were identified as of March 31, 2006.

Management believes that the accounting estimate related to impairment of its long lived assets, including its trademarks, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Trademarks – Trademarks primarily represent the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns in its own right, a number of other trademarks in the United States as well as in a number of countries around the world. The Company also owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over 1 to 20 years.

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the first quarter of 2006, the estimated fair values of trademarks exceeded the carrying value.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or reasonably determinable and collectibility is reasonably assured. Management believes an adequate provision against net sales has been made for estimated returns, promotional and other allowances and cash discounts based on the Company’s historical experience.

Net Sales – Net sales consist of sales recorded at the time the related products are shipped and the risk of ownership and title have passed, less allowances for returns, spoilage and discounts and promotional and other allowances recorded in accordance with EITF Issue No. 01-9.

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of our products, co-packing fees, repacking fees, in-bound freight charges as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, ingredients and packaging materials.

Operating Expenses – Operating expenses include selling and distribution expenses such as distribution expenses to transport our products to our customers and warehousing expenses after manufacture, as well as selling expenses, which include advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include general and administrative costs such as payroll costs, travel costs, professional service fees, depreciation and other general and administrative costs.

Stock based compensation - Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of its stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

Income Taxes – Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Forward Looking Statements

The Private Security Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made in this report, including certain statements made in management’s discussion and analysis, may constitute forward looking statements (within the meaning of Section 27A of the Securities Act 1933 as amended and Section 21E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company’s existing credit facility, among other things. All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	Company’s ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and the Company’s ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;
•	The introduction of new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	The Company’s ability to sustain the current level of sales of our Monster Energy® brand energy drinks;
•

Laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws as well as the Federal Food Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company’s products are marketed and/or labeled and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms, and/or Federal Trade Commission and/or certain state regulatory agencies;

•

Changes in the cost and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company’s products;

•

The Company’s ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales;

•	The Company’s ability to penetrate new markets;
•	The marketing efforts of distributors of the Company’s products, most of which distribute products that are competitive with the products of the Company;
•

Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company’s tproducts that they are carrying at any time;

•	The terms and/or availability of the Company’s credit facility and the actions of its creditors;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;
•	Changes in product category consumption;
•	Unforeseen economic and political changes;
•	Possible recalls of the Company’s products;

•

The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, Smoothies in 11.5-ounce cans, E2O Energy Water®, Energade®, Monster Energy®, Lost® Energy™ drinks and Joker Mad Energy™ energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce cans, Rumba™ energy juice in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, sparkling orangeades and lemonades and apple cider in glass bottles and other products;

•	The Company’s intellectual property rights are critical to its success and the loss of such rights could materially adversely affect its business;
•

If the Company is not able to retain the full-time services of senior management, this may have an adverse effect on its operations and/or its operating performance until suitable replacements can be found;

•	Volatility of stock prices may restrict sales opportunities;
•	Provisions in the Company’s organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders;
•	Litigation or legal proceedings could expose the Company to significant liabilities and thus negatively affect its financial results.

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission are not exhaustive.

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

Inflation

The Company does not believe that inflation has a significant impact on the Company’s results of operations for the periods presented.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) that the Company is exposed to are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as sucrose and high fructose corn syrup, which are used in many of the company’s products), changes in interest rates on the Company’s long-term debt and the limited availability of certain raw materials such as sucralose. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. We are also subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable.

At March 31, 2006, the majority of the Company’s debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s cash requirements. If average interest rates were to increase one percent for the year ended March 31, 2006, the net impact on the Company’s pre-tax earnings would have been insignificant. There have been no significant changes to the Company’s exposure to market risks.

ITEM 4. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrants internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2004, Barrington Capital Corporation, through an alleged successor in interest, Sandburg Financial Corporation (both entities with whom the Company has never had any dealings) served a Notice of Motion (“Motion”) on the Company and each of its subsidiaries as well as on a number of other unrelated entities and individuals. The Motion seeks to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys’ fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980s. Barrington Capital Corporation’s/Sandburg Financial Corporation’s claim is based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. In management’s opinion, the Motion is based on demonstrably false allegations and misstated legal propositions and it lacks any substantial supporting evidence. The Company and its subsidiaries are vigorously opposing the Motion and believe that the Motion is without any merit. The Company does not believe the Motion will have a material adverse effect on the financial condition of the Company.

The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation in the aggregate will not likely have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A.	RISK FACTORS

NONE

ITEM 6.	EXHIBITS

31.1	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities

Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002

31.2	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities

Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

Registrant

Date: May 10, 2006	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer