Form 10-Q
period 2006-06-30
HANSEN NATURAL CORP
filed 2006-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006	Commission file number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ___ No X 1

The Registrant had 90,848,024 shares of common stock outstanding as of July 25, 2006.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

JUNE 30, 2006

INDEX

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of

June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income for the

Three- and Six-Months Ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for the

Six-Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A-3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Securities Holders	44

Item 5.	Not Applicable

Item 6.	Exhibits	44

Signatures	45

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005 (In Thousands, Except Per Share Amounts) (Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,964	$61,654
Short-term investments (Note 5)	96,037	11,861
Accounts receivable, net	60,939	28,752
Inventories (Note 6)	50,297	31,400
Prepaid expenses and other current assets	2,243	477
Prepaid income taxes	7,543	638
Deferred income tax asset	4,483	5,505
Total current assets	240,506	140,287

PROPERTY AND EQUIPMENT, net (Note 7)	5,761	3,743

INTANGIBLE AND OTHER ASSETS:
Trademarks, net (Note 8)	19,078	19,103
Deposits and other assets	832	757
Total intangible and other assets	19,910	19,860
	$266,177	$163,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,766	$26,614
Accrued liabilities	2,936	2,482
Accrued compensation	2,347	3,346
Current portion of long-term debt	582	515
Total current liabilities	63,631	32,957

LONG-TERM DEBT, less current portion	6	10

DEFERRED INCOME TAX LIABILITY	4,678	5,414

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 30,000,000 shares authorized; 23,092,505 shares issued, 22,678,983 outstanding in 2006; 22,607,128 shares issued, 22,193,606 outstanding in 2005 (Note 9)	115	113
Additional paid-in capital	42,978	19,918
Retained earnings	155,584	106,293
Common stock in treasury, at cost; 413,522 shares in 2006 and 2005	(815)	(815)
Total shareholders’ equity	197,862	125,509
	$266,177	$163,890

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-AND SIX-MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands, Except Per Share Amounts) (Unaudited) _____________________________________________________________

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES	$156,037	$85,441	$275,783	$145,455

COST OF SALES	75,047	40,514	131,795	70,199

GROSS PROFIT	80,990	44,927	143,988	75,256

OPERATING EXPENSES	35,238	19,572	63,407	35,178

OPERATING INCOME	45,752	25,355	80,581	40,078

NET NONOPERATING INCOME	872	254	1,574	371

INCOME BEFORE PROVISION FOR INCOME TAXES	46,624	25,609	82,155	40,449

PROVISION FOR INCOME TAXES	18,424	10,363	32,864	16,359

NET INCOME	$28,200	$15,246	$49,291	$24,090

NET INCOME PER COMMON SHARE:
Basic	$0.31	$0.17	$0.55	$0.27
Diluted	$0.28	$0.16	$0.50	$0.25

NUMBER OF COMMON SHARES USED IN PER SHARE COMPUTATIONS (Note 11):
Basic	89,912	87,806	89,523	88,122
Diluted	99,289	97,541	98,815	97,283

See accompanying notes to the condensed cosolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	___
	Six-Months Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,291	$24,090
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademarks	28	28
Depreciation and other amortization	682	431
Loss on disposal of property and equipment	24	151
Shared based compensation	3,632
Deferred income taxes	286	(449)
Provision for doubtful accounts	56	123
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(32,243)	(19,177)
Inventories	(18,897)	(5,395)
Prepaid expenses and other current assets	(1,766)	138
Prepaid income taxes	(6,905)	(610)
Accounts payable	31,152	11,992
Accrued liabilities	454	929
Accrued compensation	(999)	263
Income taxes payable		362
Net cash provided by operating activities	24,795	12,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	8,100
Purchases of held-to-maturity investments	(16,761)
Purchases of available-for-sale investments	(107,757)	(6,300)
Sales of available-for-sale investments	32,242	23,600
Purchases of property and equipment	(1,966)	(814)
Proceeds from sale of property and equipment	30	179
Additions to trademarks	(3)
(Increase) decrease in deposits and other assets	(178)	(21)
Net (cash used) provided by investing activities	(86,293)	16,644

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(622)	(464)
Tax benefit from exercise of stock options	16,156
Issuance of common stock	3,274	696
Net cash provided by financing activities	18,808	232

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(42,690)	29,752
CASH AND CASH EQUIVALENTS, beginning of year	61,654	3,676
CASH AND CASH EQUIVALENTS, end of period	$18,964	$33,428

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$27	$31
Income taxes	$23,327	$17,056

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands) (Unaudited) (Continued)	_

NON-CASH TRANSACTIONS

The Company entered into capital leases for the acquisition of promotional vehicles and warehouse equipment of $685 and $716 for the six-months ended June 30, 2006 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2005, for a summary of significant policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”) and Monster LDA Company (“MLDA”), formerly known as Hard e Beverage Company (“HEB”) and previously known as Hard Energy Company and as CVI Ventures, Inc., and other disclosures, which should be read in conjunction with this report. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2006 and 2005 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Certain of the figures reported in the condensed consolidated financial statements may differ from previously reported figures due to rounding.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005 for a more complete presentation.

Cash & Cash Equivalents and Short-Term Investments – The Company invests cash available in various investments from time to time including, but not limited to, investments of the following nature: auction rate securities, corporate bank debt, commercial paper, certificates of deposit, U.S. treasury bills, notes and bonds, money market funds and tax exempt securities, including municipal notes. Those investments that have original maturities of three months or less are included in “cash and cash equivalents,” whereas those investments that have original maturities greater than three months but less than twelve months are included in “short-term investments.” Throughout the year, the Company has had amounts on deposit at financial institutions that exceed the depository insurance limits. The Company has not experienced any

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

loss as a result of these deposits and does not expect to incur any losses in the future.

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

Trademarks – Trademarks represent the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. The Company amortizes its trademarks with finite useful lives over the trademarks’ useful lives of 1 to 20 years.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Net Sales – Net sales have been determined after deduction of promotional and other allowances in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

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

Freight Costs and Reimbursement of Freight Costs – In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, reimbursements of freight charges are recorded in net sales in the accompanying consolidated statements of income. For the six-months ended June 30, 2006 and 2005, freight-out costs amounted to $17.1 million and $7.8 million, respectively, and have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Operating Expenses – Operating expenses include selling expenses such as distribution

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

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

Advertising Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses, including but not limited to production costs, amounted to $15.2 million and $7.7 million for the six-months ended June 30, 2006 and 2005, respectively. Advertising expenses are included in selling, general and administrative expenses.

3.	NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The adoption of this statement has had an immaterial impact on the financial condition and results of operations of the Company.

On January 1, 2006, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement had no impact on the financial condition or results of operations of the Company.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) (see Note 4, “Stock-Based Compensation”). This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Interpretation No. 48 modifies the recognition and measurement of uncertain tax benefits as specified in SFAS No. 109, Accounting for Income Taxes. The Company is currently evaluating the effect of Interpretation No. 48.

4.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under APB 25. Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Income, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the Company’s common stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the six-months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding upon the adoption of SFAS 123R.

The Company has two stock option plans under which shares were available for grant at

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

June 30, 2006: the 2001 Hansen Natural Corporation Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of June 30, 2006, options to purchase 15,916,000 shares of Hansen common stock had been granted under the 2001 Option Plan, net of cancellations, and options to purchase 6,084,000 shares of Hansen common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of June 30, 2006, options to purchase 76,800 shares of Hansen common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of Hansen common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from zero to five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $1.7 million and $3.6 million of compensation expense relating to outstanding options during the three- and six- months ended June 30, 2006. No compensation expense was recorded related to outstanding options during the three- and six- months ended June 30, 2005.

The Company records compensation expense for employee stock options based on the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the six-months ended June 30, 2006 and 2005 using the Black-Scholes-Merton option pricing formula:

	Six-Months Ended June 30,
	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	58.0%	74.0%
Risk free interest rate	4.6%	4.4%
Expected lives	6.0 years	7.0 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first six months of 2006 as follows:

Options	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	14,850	$4.39
Granted	64	$25.89
Exercised	(1,941)	$1.69
Outstanding at June 30, 2006	12,973	$4.90	7.38	$553,782
Vested and expected to vest in the future at June 30, 2006	12,593	$4.82	7.38	$538,668
Exercisable at June 30, 2006	3,313	$1.51	5.52	$152,661

The weighted-average grant-date fair value of options granted during the three- and six-months ended June 30, 2006 was $21.58 per share and $15.24 per share, respectively. The weighted-average grant-date fair value of options granted during the three- and six-months ended June 30, 2005 was $4.94 per share and $4.60 per share, respectively. The total intrinsic value of options exercised during the three- and six-months ended June 30, 2006 was $57.4 million and $71.7 million, respectively. The total intrinsic value of options exercised during the three and six-months ended June 30, 2005 was $4.8 million and $12.6 million, respectively.

Cash received from option exercises under all plans for the three- and six-months ended June 30, 2006 was approximately $2.5 million and $3.3 million, respectively. Cash received from option exercises under all plans for the three- and six-months ended June 30, 2005 was approximately $0.2 million and $0.7 million, respectively. The actual tax benefit realized for tax deductions from option exercises for the three- and six-months ended June 30, 2006 was $15.5 million and $16.2 million, respectively. The actual tax benefit realized for tax deductions from option exercises for the three- and six-months ended June 30, 2005 was $0.7 million.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

At June 30, 2006, there was $27.6 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the six-months ended June 30, 2006 for share-based compensation related to employees. Employee share-based compensation expense of $3.6 million is comprised of $0.8 million that relates to incentive stock options and $2.8 million that relates to non-qualified stock options. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	Three-months Ended June 30, 2006	Six-Months Ended June 30, 2006
Operating expenses	$1,728	$3,633
Total employee share-based compensation expense included in income, before income tax	1,728	3,633
Amount of income tax benefit recognized in earnings	(550)	(1,108)

Amount charged against net income	$1,178	$2,525

Impact on net income per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

There were no amounts relating to employee share-based compensation capitalized in inventory during the six-months ended June 30, 2006.

Pro Forma Employee Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation expense for share-based awards been determined consistent with SFAS 123R, net income and earnings per share would have been adjusted to the following pro forma amounts:

	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2005
Net income, as reported	$15,246	$24,090
Less: Total share-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(660)	(979)

Pro forma net income	$14,586	$23,111

Earnings per common share:
Basic-as reported	$0.17	$0.27
Basic-pro forma	$0.17	$0.26
Diluted-as reported	$0.16	$0.25
Diluted-pro forma	$0.15	$0.24

5.	SHORT-TERM INVESTMENTS

The Company considers all short-term, highly liquid investments having original maturities of three months or less to be cash equivalents. All investments with original maturities greater than three months but less than twelve months are considered to be short-term investments.

The Company classifies debt securities in one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. All other securities not included in the held-to-maturity category are classified as available-for-sale. No securities are held for speculative or trading purposes.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management of market pricing information and maturity dates for the securities held, market and economic trends in the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

industry and information on the investee company’s financial condition.

The carrying amount, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity short-term investments at June 30, 2006 and December 31, 2005 are as follows:

	Carrying Amount		Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Fair Value		Continuous Unrealized Loss Position Less than 12 Months		Continuous Unrealized Loss Position Greater than 12 Months
June 30, 2006
Held-to-maturity:
Debt securities of government sponsored entities	$13,822		$-		$7	$13,815		$7		$-

Available-for-sale:
Municipal bonds	$82,215	$		$		$82,215	$		$

	$96,037	$			$7	$96,030		$7	$

December 31, 2005
Held-to-maturity:
Debt securities of government sponsored entities	$2,952		$-		$-	$2,952		$-		$-
Corporate bonds	2,209				1	2,208		1
	5,161		-		1	5,160		1		-
Available-for-sale:
Municipal bonds	6,700					6,700

	$11,861		$-		$1	$11,860		$1		$-

6.	INVENTORIES

Inventories consist of the following at:

	June 30, 2006	December 31, 2005
Raw materials	$21,839	$10,228
Finished goods	28,458	21,172
	$50,297	$31,400

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	PROPERTY AND EQUIPMENT

	June 30, 2006	December 31, 2005
Leasehold improvements	$645	$579
Furniture and office equipment	2,237	1,700
Equipment	2,016	1,163
Vehicles	3,565	2,403
	8,463	5,845
Less accumulated depreciation and amortization	(2,702)	(2,102)
	$5,761	$3,743

8.	TRADEMARK AND TRADEMARK AMORTIZATION

The following provides additional information concerning the Company's trademarks as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(317)	(289)
	852	880
Non-amortizing trademarks	18,226	18,223
	$19,078	$19,103

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from 1 to 20 years (weighted-average life of 19 years). The straight-line method of amortization allocates the cost of the trademarks to earnings over the period of expected benefit. Total amortization expense during the six-months ended June 30, 2006 and 2005 was $28,000 for each period, respectively. As of June 30, 2006, future estimated amortization expense related to amortizing trademarks through the year ending December 31, 2011 is:

2006 – Remainder	$28
2007	56
2008	56
2009	55
2010	55
2011	55

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	SPECIAL MEETING OF STOCKHOLDERS

On June 1, 2006, the Company held a special meeting of stockholders for the following purposes: (1) to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.005 per share, from 30,000,000 (pre-split) to 120,000,000 (post-split); and (2) to approve an amendment to the Company’s 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 (pre-split; 6,000,000 post-split) (see Note 4, “Stock-Based Compensation” and Note 10, “Stock Split”). The stockholders approved the increase in the number of authorized shares and the amendment to the Company’s 2001 Stock Option Plan.

10.	STOCK SPLIT

On June 7, 2006, the Board of Directors approved a four-for-one stock split of the Company’s common stock which was effected in the form of a 300% stock dividend and was paid on July 7, 2006 to shareholders of record on June 30, 2006. All per-share and certain share information have been restated to reflect the stock split.

11.	EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three- and six-months ended June 30, 2006 and 2005 is presented below:

	Three-Months Ended June 30,		Six-Months Ended June 30,
(In Thousands)	2006	2005	2006	2005
Weighted-average shares outstanding:
Basic	89,912	87,806	89,523	88,122,056
Dilutive securities	9,376	9,735	9,292	9,161
Diluted	99,288	97,541	98,815	97,283

For the six-months ended June 30, 2006, options outstanding totaling 12,000 shares were excluded from calculations as their effect would have been antidilutive. For the three-months ended June 30, 2006 and the three- and six-months ended June 30, 2005, no options were deemed to have an antidilutive effect and therefore no options outstanding were excluded from the calculations for these periods.

12.	COMMITMENTS & CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $7.0 million that represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a prorated basis. The Company’s maximum liability under this agreement is $4.3 million, subject to compliance by Rexam with a number of conditions under this agreement.

Advertising Commitment – In March 2003, HBC entered into an advertising display agreement (the “Monorail Agreement”) with the Las Vegas Monorail Company (“LVMC”) whereby HBC was granted the right, in consideration of the payment by HBC to LVMC of the sum of $1,000,000 per year, payable quarterly, to advertise and promote its products on a designated four car monorail vehicle as well as the right to sell certain of its products on all monorail stations for payment of additional consideration

The initial term of the Monorail Agreement commenced in July 2004 and ended on the first anniversary of its commencement date. However, due to interruptions in the operations of the Monorail, the commencement date of the initial term was extended to January 1, 2005. Not less than 120 days before the expiration of the initial term and each renewal term, as the case may be, HBC has the right to renew the Monorail Agreement for a further one year term up to a maximum of nine additional one year terms, and the LVMC has the right, notwithstanding such election by HBC, to terminate the Monorail Agreement at the expiration of the then current term. The Company renewed the Monorail Agreement for an additional one year term on January 1, 2006.

In September 2004, Barrington Capital Corporation (“Barrington”), through an alleged successor in interest, Sandburg Financial Corporation (“Sandburg”) (both entities with whom the Company has never had any dealings) served a Notice of Motion (“Motion”) on the Company and each of its subsidiaries, as well as on a number of other unrelated entities and individuals. The Motion sought to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys’ fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980s. The Barrington /Sandburg claim was based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. In management’s opinion, the Motion was based on demonstrably false allegations and misstated legal propositions, and lacked any substantial supporting evidence. The Company and its subsidiaries vigorously opposed the Motion. On June 16, 2006, Barrington/Sandburg withdrew the Motion. Consequently, no proceedings are now pending against the Company by Barrington/Sandburg.

In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

HBC’s Monster Energy® valuable and distinctive trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” HBC alleges that the overall appearance of Rockstar's “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverage trade dress. Further, HBC alleges that Rockstar is infringing on other trademarks, trade dress and slogans owned and used by HBC. Rockstar has  denied HBC's allegations and has filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores. Hansen believes Rockstar's counterclaims are without merit and intends to diligently defend against those counterclaims.

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

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate & Unallocated.” Certain reclassifications have been made to conform prior year presentation to the current presentation.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended June 30, 2006 and 2005 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended June 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$132,976	$23,061	$-	$156,037
Contribution margin	51,483	1,198	-	52,681
Corporate & unallocated expenses	-	-	(6,929)	(6,929)
Operating income				45,752
Net nonoperating income (expense)	(15)	(1)	888	872
Income before provision for income taxes				46,624
Depreciation & amortization	142	9	217	368
Trademark amortization	-	11	3	14

	Three-Months Ended June 30, 2005
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$64,562	$20,879	$-	$85,441
Contribution margin	27,569	1,337	(37)	28,869
Corporate & unallocated expenses	-	-	(3,514)	(3,514)
Operating income				23,355
Net nonoperating income (expense)	(8)	(3)	265	254
Income before provision for income taxes				25,609
Depreciation & amortization	108	8	131	247
Trademark amortization	-	11	3	14

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the segment concerned.

Corporate and unallocated expenses were $6.9 million for the three-months ended June 30, 2006 and included $4.6 million of payroll costs, of which $1.7 million was attributable to stock-based compensation expense (see Note 4, “Stock-Based Compensation”), and $1.1 million was attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $3.5 million for the three-months ended June 30, 2005 and included $1.9 million of payroll costs and $0.7 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 19% and 11% respectively, of the Company’s net sales for the three-months ended June 30, 2006, whereas only one customer made up approximately 19% of the Company’s net sales for the three-months ended June 30, 2005.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the six-months ended June 30, 2006 and 2005 are as follows:

	Six-Months Ended June 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$233,293	$42,490	$-	$275,783
Contribution margin	92,121	2,311	-	94,432
Corporate & unallocated expenses	-	-	(13,851)	(13,851)
Operating income				80,581
Net nonoperating income (expense)	(24)	(2)	1,600	1,574
Income before provision for income taxes				82,155
Depreciation & amortization	255	16	411	682
Trademark amortization	-	22	6	28

	Six-Months Ended June 30, 2005
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$106,394	$39,061	$-	$145,455
Contribution margin	44,165	2,976		47,141
Corporate & unallocated expenses	-	-	(7,063)	(7,063)
Operating income				40,078
Net nonoperating income (expense)	(13)	(6)	390	371
Income before provision for income taxes				40,449
Depreciation & amortization	171	15	245	431
Trademark amortization	-	22	6	28

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the segment concerned.

Corporate and unallocated expenses were $13.9 million for the six-months ended June 30, 2006 and included $9.0 million of payroll costs, of which $3.6 million was attributable to stock-based compensation expense (see Note 4, “Stock-Based Compensation”), and $2.2 million was attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $7.1 million for the six-months ended June 30, 2005 and included $3.8 million of payroll costs and $1.4 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 19% and 11% respectively, of the Company’s net sales for the six-months ended June 30, 2006 whereas only one customer made up approximately 18% of the Company’s net sales for the six-months ended June 30 2005.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s net sales by product line for the three- and six-months ended June 30, 2006 and 2005, respectively, were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
DSD (primarily energy drinks)	$132,976	$64,562	$233,293	$106,394
Non-carbonated (primarily juice based beverages)	14,887	12,708	28,361	24,704
Carbonated (primarily soda beverages)	8,174	8,511	14,129	14,565
Unallocated Warehouse	-	(340)	-	(208)
	$156,037	$85,441	$275,783	$145,455

14.	DISTRIBUTION COORDINATION AGREEMENT

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Agreements, select AB wholesalers will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound® brand energy drinks, as well as additional products that may be agreed between the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto.

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the Monster Energy®, Lost® Energy™, Rumba™ brand energy juice, Joker Mad Energy™ and Unbound® brand energy drinks. We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers. We utilize "push-pull" methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as breast cancer research and SPCAs, as well as extreme sports teams such as the Kawasaki Pro Circuit Motocross Team, extreme sports figures and athletes, sporting events such as the Monster Energy Pro Pipeline surfing competition, Winter and Summer X-Games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motor cross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising, together with price promotions and coupons, are also used to promote our brands.

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

During the second quarter of 2006, we continued to expand our existing product lines and further develop our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

During the second quarter of 2006, we entered into the Agreements with AB under which select AB wholesalers will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound® brand energy drinks, as well as additional products that may be agreed upon between the parties. We intend to continue building our national distributor network primarily with select AB wholesalers as well as with our sales force throughout the remainder of 2006 to support and grow the sales of our products. Subsequent to the second quarter of 2006, we commenced the implementation of the Agreements. Florida was the first state to be transitioned to the AB wholesaler network and additional areas will be transitioned to select AB wholesalers during the third quarter of 2006 and thereafter.

We again achieved record gross sales in the second quarter of 2006. The increase in gross sales in the second quarter of 2006 was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in 2003), Monster Energy® Assault™ energy drinks (introduced in September 2004) and sales of Monster Energy® Khaos™ energy drinks (introduced in August 2005), as well as increased sales by volume of teas, lemonades and juice cocktails and apple juice and juice blends. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks, smoothies in cans, Energade® energy sports drinks and Hansen’s® natural sodas.*

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income.*

During the three-months ended June 30, 2006, gross sales shipped outside of California represented 68.1% of our gross sales, as compared to 62.0% for the comparable period in 2005. During the six-months ended June 30, 2006, gross sales shipped outside of California represented 67.4% of our gross sales, as compared to 60.2% for the comparable period in 2005. During the three-months ended June 30, 2006, gross sales to distributors outside the United States amounted to $5.1 million, as compared to $1.6 million for the three-months ended June 30, 2005. During the six-months ended June 30, 2006, gross sales to distributors outside the United States amounted to $8.5 million, as compared to $2.3 million for the six-months ended June 30, 2005. Such sales were approximately 3% of gross sales for the three-months ended June 30, 2006 and approximately 2% of gross sales for the comparable period in 2005. Such sales were approximately 3% of gross sales for the six-months ended June 30, 2006 and 1% of gross sales for the comparable period in 2005.*

Our customers are typically retail grocery and specialty chains, wholesalers, club stores,

drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for the second quarter of 2006 are reflected below. The allocations below may reflect changes made by the Company to the categories historically reported.*

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Retail grocery, specialty chains and wholesalers	12%	19%	13%	22%
Club stores, drug chains and mass merchandisers	13%	10%	13%	10%
Full service distributors	69%	64%	68%	61%
Health food distributors	3%	4%	3%	4%
Other	3%	3%	3%	3%

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

Our customers include Dr. Pepper Bottling/7UP Bottling Group, Wal-Mart (including Sam’s Club), Kalil Bottling Group, Gate City Beverage Company, Trader Joe’s, John Lenore & Company, Costco, Kroger, Safeway and Albertsons. A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations. One customer of the DSD division accounted for approximately 19% and 18% of the Company’s net sales for the six-months ended June 30, 2006 and 2005, respectively. Another customer of both the DSD and Warehouse divisions accounted for approximately 11% of the Company’s net sales for the six-months ended June 30, 2006.

Gross profit for the three-months ended June 30, 2006, as a percentage of net sales, was 51.9%, which was lower than the 52.6% gross profit as a percentage of net sales recorded for the three-months ended June 30, 2005. The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales of certain packages within the DSD segment that have lower gross profit margins but which decrease was partially offset by increased sales of DSD segment products which have higher gross profit margins, than those in the Warehouse segment. The decrease in gross profit as a percentage of net sales was also attributable to the cost of shelf programs which were negotiated and fully expensed in the second quarter as well as an increase in the cost of certain raw materials including sucrose. The shelf programs have become significant in the Company's merchandising strategy and normally have a duration of twelve months.

Gross profit for the six-months ended June 30, 2006, as a percentage of net sales, was 52.2%, which was higher than the 51.7% gross profit as a percentage of net sales recorded for the six-months ended June 30, 2005. The increase in gross profit as a percentage of net sales was due to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment but which increase was partially offset by an increase in the percentage of sales of certain packages within the DSD segment that have lower gross profit margins. The increase in gross profit margins as a percentage of net sales was also partially offset by the cost of shelf programs which were negotiated and fully expensed in the second quarter as well as an increase in the cost of certain raw materials including sucrose.

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

During 2004, we concluded exclusive contracts with the California Department of Health Services Women, Infants and Children Supplemental Nutrition Branch, to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004 and were due to expire in July 2007. In June 2006, the contracts were extended for an additional year and will expire in July 2008.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

The following table sets forth key statistics for the six-months ended June 30, 2006 and 2005, respectively.

	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2006	2005	06 vs. 05	2006	2005	06 vs. 05
Gross sales, net of discounts & returns*	$182,126	$102,500	77.7%	$319,950	$175,462	82.3%
Less: Promotional and other allowances**	26,089	17,059	52.9%	44,167	30,007	47.2%

Net sales	156,037	85,441	82.6%	275,783	145,455	89.6%

Cost of sales	75,047	40,514	85.2%	131,795	70,199	87.7%

Gross profit	80,990	44,927	80.3%	143,988	75,256	91.3%

Gross profit margin	51.9%	52.6%		52.2%	51.7%

Operating expenses	35,238	19,572	80.0%	63,407	35,178	80.2%

Operating income	45,752	25,355	80.4%	80,581	40,078	101.1%
Operating income as a percentage of net sales	29.3%	29.7%		29.2%	27.6%

Net nonoperating income	872	254	243.5%	1,574	371	323.8%

Income before provision for income taxes	46,624	25,609	82.1%	82,155	40,449	103.1%

Provision for income taxes	18,424	10,363	77.8%	32,864	16,359	100.9%
Effective tax rate	39.5%	40.5%		40.0%	40.4%

Net income	$28,200	$15,246	85.0%	$49,291	$24,090	104.6%
Net income as a percentage of net sales	18.1%	17.8%		17.9%	16.6%

Net income per common share:
Basic	$0.31	$0.17		$0.55	$0.27
Diluted	$0.28	$0.16		$0.50	$0.25

Case sales (in thousands) (in 192-ounce case equivalents)
	19,136	12,368	54.7%	34,110	21,663	57.5%

*Gross sales – see definition above.

** The Company supports its customers, including distributors, with promotional allowances, portion of which is utilized for marketing and indirect advertising by them. In certain instances, a portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by the Company. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. The Company presents promotional allowances in accordance with the provisions of EITF No. 01-9. The aggregate amount of promotional allowances was $38.8 million and $25.2 million for the six-months ended June 30, 2006 and 2005, respectively, and is included as a reduction of gross sales. Other allowances amounted to $5.3 million and $4.8 million for the three-months ended June 30, 2006 and 2005, respectively, and are also included as a reduction of gross sales . Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, the presentation of promotional and other allowances may not be comparable to similar items presented by other companies. The presentation of promotional and other allowances facilitates an evaluation of the impact thereof on the determination of net sales and illustrates the spending levels incurred to secure such sales. Promotional and other allowances constitute a material portion of the marketing activities of the Company.

Results of Operations for the Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

Gross Sales.* For the three-months ended June 30, 2006, gross sales were $182.1 million, an increase of approximately $79.6 million or 77.7% higher than the $102.5 million gross sales for the three-months ended June 30, 2005. The increase in gross sales for the three-months ended June 30, 2006 was primarily attributable to increased sales volume of certain of our existing products as well as certain new products, particularly Monster Energy® Khaos™ energy drinks. The percentage increase in gross sales was lower than the percentage increase in net sales. This was due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 16.6% to 14.3%, although the actual amount of promotional and other allowances increased from $17.1 million to $26.1 million.

*Gross sales – see definition above.

Net Sales. For the three-months ended June 30, 2006, net sales were $156.0 million, an increase of approximately $70.6 million or 82.6% higher than net sales of $85.4 million for the three-months ended June 30, 2005. We again achieved record sales in the second quarter of 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in 2003), Monster Energy® Assault™ energy drinks (introduced in September 2004) and sales of Monster Energy® Khaos™ energy drinks (introduced in August 2005), as well as increased sales by volume of teas, lemonades and juice cocktails and apple juice and juice blends. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks, smoothies in cans, Energade® energy sports drinks and Hansen’s® natural sodas.

Case sales, in 192-ounce case equivalents, increased from 12.4 million cases for the three-months ended June 30, 2005 to 19.1 million cases for the three-months ended June 30, 2006, an increase of 6.8 million cases or 54.7%. The overall average net sales price per case also increased to $8.15 per case for the three-months ended June 30, 2006 from $6.91 for the three-months ended June 30, 2005, an increase of 17.9%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $133.0 million for the three-months ended June 30, 2006, an increase of approximately $68.4 million or 106.0% higher than net sales of $64.6 million for the three-months ended June 30, 2005. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in 2003), sales of Monster Energy® Khaos™ energy drinks (introduced in August 2005) and increased sales by volume of Monster Energy® Assault™ energy drinks (introduced in September 2004). The increase in net sales was partially offset by decreased sales by volume of Hansen’s® energy drinks and Energade® energy sports drinks.

Net sales for the Warehouse segment were $23.1 million for the three-months ended June 30, 2006, an increase of approximately $2.2 million or 10.5% higher than net sales of $20.9 million for the three-months ended June 30, 2005. The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of teas, lemonades and juice cocktails and apple juice and juice blends. The increase in net sales was partially offset by decreased sales by volume primarily of smoothies in cans and Hansen’s® natural sodas.

Gross Profit.*** Gross profit was $81.0 million for the three-months ended June 30, 2006, an increase of approximately $36.1 million or 80.3% higher than the gross profit of $44.9 million for the three-months ended June 30, 2005. Gross profit as a percentage of net sales decreased to 51.9% for the three-months ended June 30, 2006 from 52.6% for the three-months ended June 30, 2005. Increases in sales volumes contributed to an increase in gross profit. The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales of certain packages within the DSD segment that have lower gross profit margins but which decrease was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. The decrease in gross profit as a percentage of net sales was also attributable to the cost of shelf programs which were negotiated and fully expensed in the second quarter as well as an increase in the cost of certain raw materials including sucrose.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Total Operating Expenses. Total operating expenses were $35.2 million for the three-months ended June 30, 2006, an increase of approximately $15.7 million or 80.0% higher than total operating expenses of $19.6 million for the three-months ended June 30, 2005. Total operating expenses as a percentage of net sales decreased to 22.6% for the three-months ended June 30, 2006 from 22.9% for the three-months ended June 30, 2005. The increase in total operating expenses was primarily attributable to increased selling and distribution, and general and administrative expenses, whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of general and administrative expenses as a percentage of net sales and to a lesser extent, a decrease in the percentage of selling and distribution expenses to net sales.

Selling and Distribution. Selling and distribution expenses were $24.4 million for the three-months ended June 30, 2006, an increase of approximately $11.7 million or 92.3% higher than selling and distribution expenses of $12.7 million for the three-months ended June 30, 2005. Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $10.8 million and $5.5 million for the three-months ended June 30, 2006 and 2005, respectively. Selling and distribution expenses as a percentage of net sales for the three-months ended June 30, 2006 were 15.6%, which was slightly higher than selling and distribution expenses as a percentage of net sales of 14.8% for the three-months ended June 30, 2005. The increase in selling and distribution expenses of was partially attributable to increased freight and warehouse costs of $5.3 million which costs increased primarily due to increased volumes of shipments and increased freight rates and fuel prices as well as increased expenditures for merchandise displays of $2.3 million primarily in anticipation of the changeover to select AB wholesalers, sponsorships and endorsements of $1.2 million, sampling programs of $1.0 million and trade development activities with distributors of $0.5 million.

General and Administrative. General and administrative expenses were $10.9 million for the three-months ended June 30, 2006, an increase of approximately $4.0 million or 57.7% higher than general and administrative expenses of $6.9 million for the three-months ended June 30, 2005. General and administrative expenses as a percentage of net sales for the three-months ended June 30, 2006 were 7.0%, which was lower than general and administrative expenses as a percentage of net sales of 8.1% for the three-months ended June 30, 2005. The increase in general and administrative expenses was primarily attributable to an increase in payroll expense for administrative and support activities of $3.4 million, which included stock compensation expense of $1.7 million as a result of the Company’s adoption of SFAS 123R (see also ITEM 1, Note 4,“Stock-Based Compensation”), and professional services, including legal and accounting, which increased by $0.8 million and was partially offset by a decrease in expenses related to distributor terminations, which decreased by $0.6 million.

Contribution Margin. Contribution margin for the DSD segment was $51.5 million for the three-months ended June 30, 2006, an increase of approximately $23.9 million or 86.7% higher than contribution margin of $27.6 million for the three-months ended June 30, 2005. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks. Contribution margin for the Warehouse segment was $1.2 million for the three-months ended June 30, 2006, a decrease of approximately $0.1 million or 10.4% lower than contribution margin of $1.3 million for the three-months ended June 30, 2005. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased promotional allowances, as well as increases in costs of raw materials and production.

Operating Income. Operating income was $45.8 million for the three-months ended June 30, 2006, an increase of approximately $20.4 million or 80.4% higher than operating income of $25.4 million for the three-months ended June 30, 2005. Operating income as a percentage of net sales decreased to 29.3% for the three-months ended June 30, 2006, from 29.7% for the three-months ended June 30, 2005. The increase in operating income was attributable to higher gross profit for the three-months ended June 30, 2006 as compared to the three-months ended June 30, 2005, whereas the decrease in operating income as a percentage of net sales was primarily due to the expensing of stock compensation expense of $1.7 million, which was not expensed in the comparable period in 2005.

Net Nonoperating Income. Net nonoperating income was $0.9 million for the three-months ended June 30, 2006, an increase of approximately $0.6 million from net nonoperating income of $0.3 million for the three-months ended June 30, 2005. The increase in net nonoperating income was primarily attributable to increased interest revenue earned on the Company’s invested cash balances, which have increased significantly over the past year.

Provision for Income Taxes. Provision for income taxes for the three-months ended June 30, 2006 was $18.4 million, as compared to provision for income taxes of $10.4 million for the three-months ended June 30, 2005. The effective combined federal and state tax rate for the three-months ended June 30, 2006 was 39.5%, which was lower than the effective tax rate of 40.5% for the three-months ended June 30, 2005. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a decrease in state taxes due to the apportionment of sales to various states outside of California, which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which the Company received no tax benefit.

Net Income. Net income was $28.2 million for the three-months ended June 30, 2006, an increase of $13.0 million or 85.0% higher than net income of $15.2 million for the three-months ended June 30, 2005. The increase in net income was attributable to the increase in gross profit of approximately $36.1 million and increase in net nonoperating income of approximately $0.6 million, which was partially offset by the increase in operating expenses of approximately $15.7 million and an increase in provision for income taxes of approximately $8.1 million.

Results of Operations for the Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

Gross Sales.* For the six-months ended June 30, 2006, gross sales were $320.0 million, an increase of approximately $144.5 million or 82.3% higher than the $175.5 million gross sales for the six-months ended June 30, 2005. The increase in gross sales for the six-months ended June 30, 2006, was primarily attributable to increased sales volumes of certain of our existing products as well as certain new products particularly Monster Energy® Khaos™ energy drinks. The percentage increase in gross sales was lower than the percentage increase in net sales. This was due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 17.1% to 13.8%, although the actual amount of promotional and other allowances increased from $30.0 million to $44.2 million.

*Gross sales – see definition above.

Net Sales. For the six-months ended June 30, 2006, net sales were $275.8 million, an increase of approximately $130.3 million or 89.6% higher than net sales of $145.5 million for the six-months ended June 30, 2005. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in 2003), Monster Energy® Assault™ energy drinks (introduced in September 2004) as well as sales of Monster Energy® Khaos™ energy drinks (introduced in August 2005), increased sales by volume of Lost® Energy™ drinks (introduced in January 2004), and increased sales by volume of apple juice and juice blends, teas, lemonades and juice cocktails. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks and smoothies in cans.

Case sales, in 192-ounce case equivalents, increased from 21.7 million cases for the six-months ended June 30, 2005 to 34.1 million cases for the six-months ended June 30, 2006, an increase of 12.4 million cases or 57.5%. The overall average net sales price per case also increased to $8.09 per case for the six-months ended June 30, 2006 from $6.71 for the six-months ended June 30, 2005, an increase of 20.6%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $233.3 million for the six-months ended June 30, 2006, an increase of approximately $126.9 million or 119.3% higher than net sales of $106.4 million for the six-months ended June 30, 2005. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in 2003), Monster Energy® Assault™ energy drinks (introduced in September 2004), as well as sales of Monster Energy® Khaos™ energy drinks (introduced in August 2005), increased sales by volume of Lost® Energy™ drinks (introduced in January 2004). The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks.

Net sales for the Warehouse segment were $42.5 million for the six-months ended June 30, 2006, an increase of approximately $3.4 million or 8.8% higher than net sales of $39.1 million for the six-months ended June 30, 2005. The increase in net sales was primarily attributable to increased sales by volume of apple juice and juice blends, teas, lemonades and juice cocktails. The increase in net sales was partially offset by decreased sales by volume primarily of smoothies in cans.

Gross Profit.*** Gross profit was $144.0 million for the six-months ended June 30, 2006, an increase of approximately $68.7 million or 91.3% higher than the gross profit of $75.3 million for the six-months ended June 30, 2005. Gross profit as a percentage of net sales increased to 52.2% for the six-months ended June 30, 2006 from 51.7% for the six-months ended June 30, 2005. Increases in sales volumes contributed to an increase in gross profit. The increase in gross profit as a percentage of net sales was due to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment but which increase was partially offset by an increase in the percentage of sales of certain packages within the DSD segment that have lower gross profit margins. The increase in gross profit as a percentage of net sales was also partially offset by the cost of shelf programs which were negotiated and fully expensed in the second quarter as well as an increase in the cost of certain raw materials including sucrose.

***Gross profit – see definition above.

Total Operating Expenses. Total operating expenses were $63.4 million for the six-months ended June 30, 2006, an increase of approximately $28.2 million or 80.2% higher than total operating expenses of $35.2 million for the six-months ended June 30, 2005. Total operating expenses as a percentage of net sales decreased to 23.0% for the six-months ended June 30, 2006 from 24.2% for the six-months ended June 30, 2005. The increase in total operating expenses was primarily attributable to increased selling and distribution, and general and administrative expenses, whereas the decrease in total operating expenses as a percentage of net sales was primarily attributable to a decrease in the percentage of general and administrative expenses as a percentage of net sales and to a lesser extent, a decrease in the percentage of selling and distribution expenses to net sales.

Selling and Distribution. Selling and distribution expenses were $41.9 million for the six-months ended June 30, 2006, an increase of approximately $20.3 million or 93.5% higher than selling and distribution expenses of $21.7 million for the six-months ended June 30, 2005. Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $18.8 million and $9.3 million for the six-months ended June 30, 2006 and 2005, respectively. Selling and distribution expenses as a percentage of net sales for the six-months ended June 30, 2006 were 15.2%, which was slightly higher than selling and distribution expenses as a percentage of net sales of 14.9% for the six-months ended June 30, 2005. The increase in selling and distribution expenses was partially attributable to increased freight and warehouse costs of $9.4 million which costs increased primarily due to increased volumes of shipments and increased freight rates and fuel prices, as well as increased expenditures of $2.6 million for merchandise displays primarily in anticipation of the changeover to select AB wholesalers, $2.4 million for sampling programs, $1.7 million for sponsorships and endorsements and $1.4 million for trade development activities with distributors.

General and Administrative. General and administrative expenses were $21.5 million for the six-months ended June 30, 2006, an increase of approximately $8.0 million or 59.1% higher than general and administrative expenses of $13.5 million for the six-months ended June 30, 2005. General and administrative expenses as a percentage of net sales for the six-months ended June 30, 2006 were 7.8%, which was lower than general and administrative expenses as a percentage of net sales of 9.3% for the six-months ended June 30, 2005. The increase in general and administrative expenses was primarily attributable to an increase in payroll expenses for administrative and support activities, which increased by $6.0 million including stock compensation expense of $3.6 million as a result of the Company’s adoption of SFAS 123R (see also ITEM 1, Note 4, “Stock-Based Compensation”) and professional services, including legal and accounting, which increased by $1.2 million. The increase in general and administrative expenses was partially offset by a decrease of $0.6 million in expenses related to distributor terminations.

Contribution Margin. Contribution margin for the DSD segment was $92.1 million for the six-months ended June 30, 2006, an increase of approximately $48.0 million or 108.6% higher than contribution margin of $44.2 million for the six-months ended June 30, 2005. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks. Contribution margin for the Warehouse segment was $2.3 million for the six-months ended June 30, 2006, a decrease of approximately $0.7 million or 22.4% lower than contribution margin of $3.0 million for the six-months ended June 30, 2005. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased promotional allowance and coupon activity, as well as increased costs of raw materials and production.

Operating Income. Operating income was $80.6 million for the six-months ended June 30, 2006, an increase of approximately $40.5 million or 101.1% higher than operating income of $40.1 million for the six-months ended June 30, 2005. Operating income as a percentage of net sales increased to 29.2% for the six-months ended June 30, 2006 from 27.6% for the six-months ended June 30, 2005. The increase in operating income and operating income as a percentage of net sales was attributable to higher gross profit as well as gross profit increasing at a higher rate than the increase in operating expenses for the six-months ended June 30, 2006 as compared to the six-months ended June 30, 2005.

Net Nonoperating Income. Net nonoperating income was $1.6 million for the six-months ended June 30, 2006, an increase of approximately $1.2 million from net nonoperating income of $0.4 million for the six-months ended June 30, 2005. The increase in net nonoperating income was primarily attributable to increased interest revenue earned on the Company’s invested cash balances, which have increased significantly over the past year.

Provision for Income Taxes. Provision for income taxes for the six-months ended June 30, 2006 was $32.9 million as compared to provision for income taxes of $16.4 million for the six-months ended June 30, 2005. The effective combined federal and state tax rate for the six-months ended June 30, 2006 was 40.0%, which was lower than the effective tax rate of 40.4% for the six-months ended June 30, 2005. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a decrease in state taxes due to the apportionment of sales to various states outside of California, which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which the Company received no tax benefit.

Net Income. Net income was $49.3 million for the six-months ended June 30, 2006, an increase of $25.2 million or 104.6% higher than net income of $24.1 million for the six-months ended June 30, 2005. The increase in net income was attributable to the increase in gross profit of approximately $68.7 million and the increase in net nonoperating income of approximately $1.2 million, which was partially offset by an increase in operating expenses of approximately $28.2 million and an increase in provision for income taxes of approximately $16.5 million.

Liquidity and Capital Resources

Cash flows from operating activities – Net cash provided by operating activities was $24.8 million for the six-months ended June 30, 2006, as compared to $12.9 million in the comparable period in 2005. For the six-months ended June 30, 2006, cash provided by operating activities was primarily attributable to net income earned of $49.3 million and adjustments for certain non-cash expenses consisting of $3.6 million of share-based compensation and $0.7 million of depreciation and other amortization. In 2006, cash provided by operations also increased due to a $31.2 million increase in accounts payable. In 2006, cash provided by operating activities was reduced due to a $32.2 million increase in accounts receivable, a $18.9 million increase in inventories, a $6.9 million increase in prepaid income taxes, a $1.8 million increase in prepaid expenses and other assets and a $1.0 million decrease in accrued compensation. The increase in accounts receivable was attributable to increased sales volumes, as well as to increased sales to certain classes of customers who have different payment terms.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Cash flows used in investing activities – Net cash used in investing activities was $86.3 million for the six-months ended June 30, 2006, as compared to $16.6 million provided by investing activities in the comparable period in 2005. For the six-months ended June 30, 2006, cash used in investing activities was primarily attributable to purchases of short-term investments, particularly available-for-sale investments. Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support the marketing and promotional activities of the Company, production equipment, computer and office equipment and furniture used for sales and administrative activities, as wells as certain leasehold improvements. Management expects that it will continue to use portion of its cash in excess of its requirements for operations, for purchasing short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, specifically, items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of the Company’s brands.

Cash flows from financing activities – Net cash provided by financing activities was $18.8 million for the six-months ended June 30, 2006, as compared to net cash provided by financing activities of $0.2 million for the comparable period in 2005. For the six-months ended June 30, 2006, cash provided by financing activities was primarily attributable to proceeds of $3.3 million received from the issuance of common stock and a $16.2 million tax benefit in connection with the exercise of certain stock options. This increase was partially offset by principal payments of long-term debt of $0.6 million relating to lease payments made on vehicle leases entered into over the past year.

Debt and other obligations – HBC has a credit facility from Comerica Bank (“Comerica”) consisting of a revolving line of credit. Such revolving line of credit is secured by substantially all of HBC’s assets, including accounts receivable, inventory, trademarks and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $7.8 million under its revolving line of credit. The revolving line of credit remains in full force and effect through June 1, 2007. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.5%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on this line of credit at June 30, 2006.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios. The Company was in compliance with its covenants at June 30, 2006.

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

Commitments – Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

Noncancelable contractual obligations include our obligations under our agreement with the LVMC and other commitments (see ITEM 1, Note 12, “Commitments and Contingencies”). The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of June 30, 2006:

Payments Due by Period
Obligations	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years

Contractual Obligations	$2,550	$2,100	$450	$		$
Long-Term Debt	62	62
Capital Leases	526	520	6
Operating Leases	4,616	1,459	2,935		222
Purchase Commitments	6,967	2,326	4,641
	$14,711	$6,457	$8,032		$222	$

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam, dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro rated basis. The Company’s maximum liability under this agreement is $4.3 million, subject to compliance by Rexam and subject to a number of conditions.

Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on the Company’s current plans, at this time the Company estimates that capital expenditures are likely to be less than $5 million through December 2006. However, future business opportunities may cause a change in this estimate.

Sales

The table set forth below discloses selected quarterly data regarding sales for the six-months ended June 30, 2006 and 2005, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

The Company’s quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen’s products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen’s products expands outside of California. The Company’s experience with its energy drink products suggests that they are less seasonal than traditional beverages. As the percentage of the Company’s sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of the Company’s finished products and changes and/or increases in advertising and promotional expenses.

(In thousands, except average price per case)	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Net sales	$156,037	$85,441	$275,783	$145,455
Case sales (192-ounce case equivalents)	19,136	12,368	34,110	21,663
Average price per case	$8.15	$6.91	$8.09	$6.71

See ITEM 2, “Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP. GAAP requires the Company to make estimates and assumptions that affect the reported amounts in our consolidated financial statements, including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarizes the most significant accounting and reporting policies and practices of the Company:

Accounts Receivable – The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

Inventories – Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand, production availability and/or its ability to sell the product(s) concerned. Demand for the Company's products can fluctuate significantly. Factors that could affect demand for the Company's products include unanticipated changes in consumer preferences, general market conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management's estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairments were identified as of June 30, 2006.

Management believes that the accounting estimate related to impairment of its long lived assets, including its trademarks, is a “critical accounting estimate” because: (1) the estimate is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Trademarks – Trademarks primarily represent the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns in its own right, a number of other trademarks in the United States, as well as in a number of countries around the world. The Company also owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over 1 to 20 years.

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the second quarter of 2006, the estimated fair values of trademarks exceeded the carrying value.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Net Sales – Net sales have been determined after deduction of promotional and other allowances in accordance with EITF No. 01-9.

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of our products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales. Raw materials include cans, bottles, other containers, ingredients and packaging materials.

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

Stock-Based Compensation – Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of its stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

Income Taxes – Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company's judgment. If the Company subsequently determines that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Forward-Looking Statements

The Private Security Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made in this report, including certain statements made in management’s discussion and analysis, may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company’s existing credit facility, among other things. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	The Company’s ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and the Company’s ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;
•	The introduction of new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	The Company’s ability to sustain the current level of sales of our Monster Energy® brand energy drinks;
•

Laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company’s products are marketed and/or labeled and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives and/or the Federal Trade Commission and/or certain state regulatory agencies;

•

Changes in the costs and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company’s products;

•

The Company’s ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that the Company will achieve projected levels or mixes of product sales;

•	The Company’s ability to penetrate new markets;
•	The marketing efforts of distributors of the Company’s products, most of which distribute products that are competitive with the products of the Company;
•

Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company’s products that they are carrying at any time;

•	The terms and/or availability of the Company’s credit facility and the actions of its creditors;
•	The effectiveness of the Company’s advertising, marketing and promotional programs;
•	Changes in product category consumption;
•	Unforeseen economic and political changes;
•	Possible recalls of the Company’s products;

•

Disruption in distribution or sales and/or decline in sales due to the termination of the distribution agreements with certain of the Company’s existing distributors or distribution networks and the appointment of selected AB wholesalers as distributors in their place for the territories of such terminated distributors;

•

The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water®, Energade®, Monster Energy®, Lost® Energy™ drinks, Joker Mad Energy energy drinks and Unbound® energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce cans, Rumba™ energy juice in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, sparkling orangeades and lemonades and apple cider in glass bottles and other products;

•	Loss of the Company’s intellectual property rights;
•	Failure to retain the full-time services of senior management of the Company, and inability to immediately find suitable replacements;
•	Volatility of stock prices may restrict sales or other opportunities;
•	Provisions in the Company’s organizational documents and/or control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders;
•	Exposure to significant liabilities due to litigation or legal proceedings.

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission are not exhaustive. See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2005 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Inflation

The Company does not believe that inflation has a significant impact on the Company’s results of operations for the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as sucrose and high fructose corn syrup, which are used in many of the Company’s products), changes in interest rates on the Company’s long-term debt and limited availability of certain raw materials such as sucralose. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to other risks associated with the business environment in which we operate, including the collectibility of accounts receivable.

At June 30, 2006, the majority of the Company’s debt consisted of fixed rather than variable rate debt. The amount of variable rate debt fluctuates during the year based on the Company’s cash requirements. If average interest rates were to have increased one percent for the quarter ended June 30, 2006, the net impact on the Company’s pre-tax earnings would have been insignificant. There have been no significant changes to the Company’s exposure to market risks.

ITEM 4. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2004, Barrington, through an alleged successor in interest, Sandburg (both entities with whom the Company has never had any dealings) served a Motion on the Company and each of its subsidiaries, as well as on a number of other unrelated entities and individuals. The Motion sought to amend a default judgment granted against a completely unconnected company, Hansen Foods, Inc., to add the Company and its subsidiary companies, as well as the other entities and individuals cited, as judgment debtors. The default judgment was entered on February 15, 1996, for $7,626,000 plus legal interest and attorneys’ fees in the sum of $211,000 arising out of a breach of contract claim that allegedly occurred in the 1980s. The Barrington /Sandburg claim was based on the misconceived and unsubstantiated theory that the Company and its subsidiaries are alter egos and/or successors of Hansen Foods, Inc. In management’s opinion, the Motion was based on demonstrably false allegations and misstated legal propositions, and lacked any substantial supporting evidence. The Company and its subsidiaries vigorously opposed the Motion. On June 16, 2006, Barrington/Sandburg withdrew the Motion. Consequently, no proceedings are now pending against the Company by Barrington/Sandburg.

In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s Monster Energy® valuable and distinctive trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” HBC alleges that the overall appearance of Rockstar's “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverage trade dress. Further, HBC alleges that Rockstar is infringing on other trademarks, trade dress and slogans owned and used by HBC. Rockstar has denied HBC's allegations and has filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores. Hansen believes Rockstar's counterclaims are without merit and intends to diligently defend against those counterclaims.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2006, the Company held a special meeting of stockholders for the following purposes: (1) to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.005 per share, from 30,000,000 to 120,000,000; and (2) to approve an amendment to the Company’s 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 shares. The stockholders approved the increase in the number of authorized shares by a vote of 15,110,651 for, 5,032,709 against, 25,380 abstaining and no broker non-votes. The stockholders approved the amendment to the Company’s 2001 Stock Option Plan by a vote of 8,687,307 for, 3,941,316 against, 19,030 abstaining and 7,521,087 broker non-votes.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

Registrant

Date: August 9, 2006	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer