Form 10-Q
period 2006-09-30
HANSEN NATURAL CORP
filed 2007-05-14
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006	Commission file number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___	No _ X__

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

Yes ___ No _ X__

The Registrant had 90,059,124 shares of common stock, par value $0.005 per share, outstanding as of April 30, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2006

INDEX

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of

September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income for the

Three- and Nine-Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for the

Nine-Months Ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	59

Item 2, 3, 5.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	59

Item 6.	Exhibits	59

Signatures	60

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(In Thousands, Except Per Share Amounts) (Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,934	$61,654
Short-term investments	82,699	11,861
Accounts receivable, net	68,917	28,752
Inventories, net	80,683	31,400
Prepaid expenses and other current assets	1,296	477
Prepaid income taxes	-	638
Deferred income taxes	6,311	5,505
Total current assets	283,840	140,287

PROPERTY AND EQUIPMENT, net	5,975	3,743

INTANGIBLES, net	20,208	19,103
OTHER ASSETS	784	757
	$310,807	$163,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,550	$26,614
Accrued liabilities	13,431	2,482
Customer deposit liabilities	6,224	-
Accrued compensation	2,602	3,346
Current portion of long-term debt	496	515
Income taxes payable	11,425	-
Total current liabilities	97,728	32,957

LONG-TERM DEBT, less current portion	5	10

DEFERRED INCOME TAXES	-	5,414
DEFERRED REVENUE (Note 16)	12,176	-
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 92,686,212 shares issued and 90,032,124 shares outstanding and 90,428,512 shares issued and 88,774,424 shares outstanding as of September 30, 2006 and December 31, 2005, respectively.	463	452
Additional paid-in capital	46,908	19,579
Retained earnings	182,041	106,293
Common stock in treasury, at cost; 2,654,088 and 1,654,088 shares as of September 30, 2006 and December 31, 2005, respectively.	(28,514)	(815)
Total stockholders’ equity	200,898	125,509
	$310,807	$163,890
See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$178,647	$105,421	$454,430	$250,876

COST OF SALES	86,463	50,078	218,258	120,276

GROSS PROFIT	92,184	55,343	236,172	130,600

OPERATING EXPENSES	49,842	21,768	113,249	56,946

OPERATING INCOME	42,342	33,575	122,923	73,654

INTEREST INCOME, net	1,047	323	2,620	695

INCOME BEFORE PROVISION FOR INCOME TAXES	43,389	33,898	125,543	74,349

PROVISION FOR INCOME TAXES	16,932	13,653	49,795	30,013

NET INCOME	$26,457	$20,245	$75,748	$44,336

NET INCOME PER COMMON SHARE:
Basic	$0.29	$0.23	$0.84	$0.50
Diluted	$0.27	$0.21	$0.77	$0.46

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	90,509	88,480	89,897	88,033
Diluted	98,839	97,337	98,778	96,509

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,748	$44,336
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of intangibles	42	44
Depreciation and other amortization	1,114	704
Loss on disposal of property and equipment	18	152
Stock-based compensation	6,519	-
Deferred income taxes	(6,220)	(697)
Tax benefit from exercise of stock options	(17,109)	-
Provision for doubtful accounts	6	212
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(40,171)	(21,980)
Inventories	(49,283)	(6,450)
Prepaid expenses and other current assets	(819)	(6)
Prepaid income taxes	638	(3,514)
Accounts payable	36,936	14,494
Accrued liabilities	10,949	1,098
Customer deposit liabilities	6,224	-
Accrued compensation	(744)	541
Deferred revenue	12,176	-
Income taxes payable	28,534	965
Net cash provided by operating activities	64,558	29,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	18,407	-
Purchases of held-to-maturity investments	(23,852)	-
Sales of available-for-sale investments	91,720	24,591
Purchases of available-for-sale investments	(157,113)	(15,943)
Purchases of property and equipment	(2,444)	(1,258)
Proceeds from sale of property and equipment	127	178
Additions to intangibles	(1,147)	(103)
Increase in other assets	(174)	(13)
Net cash (used in) provided by investing activities	(74,476)	7,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(924)	(781)
Tax benefit from exercise of stock options	17,109	-
Issuance of common stock	3,712	1,037
Purchases of common stock held in treasury	(27,699)	-
Net cash (used in) provided by financing activities	(7,802)	256

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,720)	37,607
CASH AND CASH EQUIVALENTS, beginning of year	61,654	3,676
CASH AND CASH EQUIVALENTS, end of period	$43,934	$41,283

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$41	$45
Income taxes	$26,841	$33,259
	See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands) (Unaudited) (Continued)

NON-CASH TRANSACTIONS

The Company entered into capital leases for the acquisition of promotional vehicles and warehouse equipment of $900 and $928 for the nine-months ended September 30, 2006 and 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Form 10-K for the year ended December 31, 2005, for a summary of significant policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”) and Monster LDA Company (“MLDA”), formerly known as Hard e Beverage Company (“HEB”) and previously known as Hard Energy Company and as CVI Ventures, Inc., and other disclosures, which should be read in conjunction with these Condensed Consolidated Financial Statements. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2006 and 2005 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Short-Term Investments – The Company invests excess cash in various investments from time to time including, but not limited to, investments of the following nature: auction rate securities, corporate bank debt, commercial paper, certificates of deposit, U.S. treasury bills, notes and bonds, money market funds and tax exempt securities, including municipal notes. Those investments that have original maturities of three months or less are included in “cash and cash equivalents,” whereas those investments that have original maturities greater than three months but less than twelve months are included in “short-term investments.” Throughout the year, the Company has had amounts on deposit at financial institutions that exceed the federally insured limits. The Company has not experienced any loss as a result of these deposits and does not expect to incur any losses in the future.

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

Intangibles – Intangibles are comprised of trademarks representing the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. The Company amortizes its trademarks with finite useful lives over the trademarks’ useful lives of one to 20 years.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Amounts paid to the Company by newly appointed Anheuser-Busch Distributors (the “AB Distributors”) for the costs of terminating certain of the Company’s prior distributors, are accounted for as deferred revenue which will be recognized as revenue ratably over the anticipated 20 year life of the respective Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”). Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Net Sales – Net sales have been determined after deduction of promotional and other allowances in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of the Company’s prior distributors, depreciation and other general and administrative costs.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Freight Costs and Reimbursement of Freight Costs – For the nine-months ended September 30, 2006 and 2005, freight-out costs amounted to $27.5 million and $13.5 million, respectively, and have been recorded in operating expenses in the accompanying condensed consolidated statements of income.

Advertising Expenses – The Company accounts for advertising expenses by expensing such expenditures the first time the related advertising takes place. Advertising expenses amounted to $27.1 million and $12.7 million for the nine-months ended September 30, 2006 and 2005, respectively. Advertising expenses are included in operating expenses in the accompanying condensed consolidated statements of income.

3.	NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The adoption of this statement had no impact on the financial condition and results of operations of the Company.

On January 1, 2006, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets– An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement had no impact on the financial condition or results of operations of the Company.

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

On January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123R”) (see Note 4, “Stock-Based Compensation”). This Statement replaces SFAS No. 123, Accounting for Share-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No.123R

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

requires the fair value of all stock option awards issued to employees be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability and upon adoption of FIN 48, will reclassify to noncurrent liabilities those uncertain tax positions for which a cash tax payment is not expected within the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after the adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 as of January 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its condensed consolidated financial statements.

During the fourth quarter of 2006, the Company will adopt SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of both the rollover and iron curtain approaches in accumulating and quantifying the amounts of misstatements in a company’s financial statements. The rollover approach quantifies a misstatement based upon the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of a reporting period. The Company is currently evaluating the impact of adopting SAB No. 108 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No.159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No.159 on its

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

condensed consolidated financial statements.

4.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No.123R supersedes the Company’s previous accounting methodology using the intrinsic value method under APB No. 25.

The Company adopted SFAS No.123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine-months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No.123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No.123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool of the tax effects of employee and director share-based awards that were outstanding upon the adoption of SFAS No.123R.

The Company has two stock option plans under which shares were available for grant at September 30, 2006: the 2001 Hansen Natural Corporation Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of September 30, 2006, options to purchase 15,783,250 shares of Hansen common stock had been granted, net of cancellations, under the 2001 Option Plan and options to purchase 6,216,750 shares of Hansen common stock remained available for grant under the 2001 Option Plan.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock which become exercisable over a period of 4 years at the closing price on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of September 30, 2006, options to purchase 76,800 shares of Hansen common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of Hansen common stock remained available for grant.

Under the Company’s stock option plans, grants are required to be made at the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to five years from the grant date and generally expire up to ten years after the grant date. As discussed more fully in Note 14, the Company changed measurement dates for a limited number of grants issued in prior periods which resulted in the per share exercise price of the stock options subject to those grants being below the per share common stock price on the adjusted measurement dates for accounting and financial reporting purposes. In addition, the Company identified a limited number of grants which, due to mistakes, had minor pricing errors. For the three- and nine-months ended September 30, 2006, the Company recorded $2.9 million and $6.5 million, respectively, of compensation expense (including $0.1 million for the matters discussed above and $1.0 million as a result of errors in the application of APB No. 25 and SFAS 123R with respect to a grant modification and a grant cancellation, all as discussed more fully in Note 14). No compensation expense was recorded in relation to outstanding options during the three- and nine-months ended September 30, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the nine-months ended September 30, 2006 and 2005 using the Black-Scholes-Merton option pricing formula:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Nine-Months Ended September 30,
	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	58.0%	67.0%
Risk free interest rate	4.7%	4.4%
Expected lives	6 Years	7 Years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine-months ended September 30, 2006 as follows:

Options	Number of Shares (in Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	14,850	$4.39
Granted	91	$30.96
Exercised	(2,257)	$1.64
Cancelled	(160)	$3.15
Outstanding at September 30, 2006	12,524	$5.10	7.17	$343,263
Vested and expected to vest in the future at September 30, 2006	12,085	$4.99	7.13	$332,493
Exercisable at September 30, 2006	4,103	$1.48	5.42	$127,181

The weighted-average grant date fair value of options granted during the three- and nine-months ended September 30, 2006 was $25.37 and $18.22 per share, respectively. The weighted-average grant date fair value of options granted during the three- and nine-months ended September 30, 2005 was $5.29 and $4.66 per share, respectively. The total intrinsic value of options exercised during the three- and nine-months ended September 30, 2006 was $11.7 million and $83.3 million, respectively. The total intrinsic value of options exercised during the three- and nine-months ended September 30, 2005 was $6.2 million and $18.8 million, respectively.

Cash received from option exercises under all plans for the three- and nine-months ended September 30, 2006 was approximately $0.4 million and $3.7 million, respectively. Cash received from option exercises under all plans for the three- and nine-months ended September 30, 2005 was approximately $0.3 million and $1.0 million, respectively. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three- and nine-months ended September 30, 2006 was $1.1 million and $17.3 million, respectively. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three- and nine-months ended September 30, 2005 was $0.6 million and $1.3 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

At September 30, 2006, there was $26.2 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three- and nine-months ended September 30, 2006 for share-based compensation related to employees. Employee share-based compensation expense of $6.5 million is comprised of $1.1 million that relates to incentive stock options, $4.4 million that relates to non-qualified stock options and a $1.0 million cumulative charge to record non-cash compensation expense (see Note 14). The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2006
Operating expenses	$2,886	$6,518
Total employee share-based compensation expense included in income before income taxes	2,886	6,518
Less: Amount of income tax benefit recognized in earnings	(856)	(1,963)
Amount charged against net income	$2,030	$4,555

Impact on net income per common share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

There were no amounts relating to employee share-based compensation capitalized in inventory during the nine-months ended September 30, 2006.

Pro Forma Employee Share-Based Compensation Expense

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB No. 25. Had compensation expense for share-based awards been determined consistent with SFAS No. 123, net income and earnings per share would have been adjusted to the following pro forma amounts:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended September 30, 2005	Nine-Months Ended September 30, 2005
Net income, as reported	$20,245	$44,336
Less: Total share-based employee compensation expense, determined under fair value based methods for all awards, net of related tax effects	(711)	(1,690)
Pro forma net income	$19,534	$42,646

Earnings per common share:
Basic - as reported	$0.23	$0.50
Basic - pro forma	$0.22	$0.48
Diluted - as reported	$0.21	$0.46
Diluted - pro forma	$0.20	$0.44

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$0.38	-	$0.43	26	0.61	$0.38	24	$0.38
$0.45	-	$0.45	1,348	5.78	0.45	1,176	0.45
$0.48	-	$0.52	296	5.61	0.49	-	0.00
$0.53	-	$0.53	2,112	6.66	0.53	1,152	0.53
$0.53	-	$1.02	2,324	4.81	0.77	1,168	0.53
$1.03	-	$5.11	872	7.67	3.08	12	2.73
$6.57	-	$6.57	3,200	8.48	6.56	480	6.56
$6.66	-	$12.43	801	8.91	11.27	72	11.24
$16.87	-	$16.87	1,414	9.12	16.87	19	16.87
$20.03	-	$44.77	131	9.43	27.63	-	0.00
			12,524	7.17	$5.10	4,103	$1.48

5.	SHORT-TERM INVESTMENTS

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

Held-to-maturity securities are recorded at amortized cost. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary, results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management of market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition. Realized and unrealized gains and losses were not material in any periods presented.

Amortized cost, gross unrealized holding gains or losses and fair value for held-to-maturity and available-for-sale short-term investments at September 30, 2006 and December 31, 2005 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months
September 30, 2006
Held-to-maturity
Debt securities of government sponsored entities	$10,605	$-	$1	$10,604	$1

Available-for-sale
Municipal bonds	4,538	-	6	4,532	6
Corporate bonds	67,556	1	2	67,555	2

	$82,699	$1	$9	$82,691	$9

December 31, 2005
Held-to-maturity
Debt securities of government sponsored entities	$2,952	$-	$-	$2,952	$-
Corporate bonds	2,209		1	2,208	1
	5,161	-	1	5,160	1
Available-for-sale
Municipal bonds	6,700			6,700

	$11,861	$-	$1	$11,860	$1

6.	INVENTORIES

Inventories consist of the following at:

	September 30, 2006	December 31, 2005
Raw materials	$23,639	$10,228
Finished goods	57,044	21,172
	$80,683	$31,400

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	PROPERTIES AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2006	December 31, 2005
Leasehold improvements	$662	$579
Furniture and office equipment	2,353	1,700
Equipment	2,155	1,163
Vehicles	3,871	2,403
	9,041	5,845
Less accumulated depreciation and amortization	(3,066)	(2,102)
	$5,975	$3,743

8.	INTANGIBLES

Intangibles are comprised of trademarks owned by the Company. The following provides additional information concerning the Company’s trademarks at:

	September 30, 2006	December 31, 2005
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(331)	(289)
	838	880
Non-amortizing trademarks	19,370	18,223
	$20,208	$19,103

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 20 years (weighted-average life of 19 years). Amortization expense during the nine-months ended September 30, 2006 and 2005 was $42,000 and $44,000, respectively. Estimated annual amortization expense (in thousands) for each of the fiscal years ending December 31, is presented below:

2007	56
2008	55
2009	55
2010	55
2011	55

9.	TREASURY STOCK PURCHASE

During the three-months ended September 30, 2006, the Company purchased 1 million shares of common stock at an average purchase price of $27.70 per share which the Company holds in treasury.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.	SPECIAL MEETINGS OF STOCKHOLDERS

On June 1, 2006, the Company held a special meeting of stockholders for the following purposes: (1) to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.005 per share, from 30,000,000 (pre-split) to 120,000,000 (post-split); and (2) to approve an amendment to the Company’s 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 pre-split; 6,000,000 post-split (see Note 11). The stockholders approved the increase in the number of authorized shares and the amendment to the Company’s 2001 Stock Option Plan.

On April 20, 2007, the Company held a special meeting of stockholders to approve an amendment to Section 4(a) of the Company’s Stock Option Plan for Outside Directors (the “1994 Plan”), which extended the time period during which grants may be made under the 1994 plan though November 30, 2004. The stockholders approved the amendment to the 1994 Plan.

11.	STOCK SPLIT

On June 7, 2006, the Board of Directors approved a four-for-one stock split of the Company’s common stock which was effected in the form of a 300% stock dividend and was paid on July 7, 2006 to shareholders of record on June 30, 2006. All share and per- share amounts have been restated to reflect the stock split.

12.	EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three- and nine-months ended September 30, 2006 and 2005 is presented below:

(In Thousands)	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Weighted-average shares outstanding:
Basic	90,509	88,480	89,897	88,033
Dilutive securities	8,330	8,857	8,881	8,476
Diluted	98,839	97,337	98,778	96,509

For the three and nine-months ended September 30, 2006, options outstanding totaling 36,000 shares were excluded from calculations as their effect would have been antidilutive. For the three- and nine-months ended September 30, 2005, no options were deemed to have an antidilutive effect and therefore no options outstanding were excluded from the calculations for these periods.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.	COMMITMENTS & CONTINGENCIES

Purchase Commitments – As of September 30, 2006, the Company has purchase commitments aggregating approximately $18.7 million that represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

Pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a prorated basis. The Company’s maximum liability under this agreement is $8.6 million, subject to compliance by Rexam with a number of conditions under this agreement.

Advertising Commitment – In March 2003, HBC entered into an advertising display agreement (the “Monorail Agreement”) with the Las Vegas Monorail Company (“LVMC”) whereby HBC was granted the right, in consideration of the payment by HBC to LVMC of the sum of $1.0 million per year, payable in quarterly installments, to advertise and promote its products on a designated four car monorail vehicle as well as the right to sell certain of its products on all monorail stations for payment of additional consideration. The initial term of the Monorail Agreement commenced on January 1, 2005 and has been renewed annually thereafter. The Company renewed the Monorail Agreement for 2007 but at a lower annual rate.

Facilities Commitments – In October 2006, the Company entered into a lease agreement pursuant to which the Company leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space will replace the Company’s existing warehouse and distribution space located in Corona, California. The Company plans to sublet its existing office, warehouse and distribution space for the remainder of the lease term, unless it is able to find a tenant acceptable to the landlord and the landlord agrees to the early termination of the lease.

In October 2006, the Company also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, located adjacent to the new leased warehouse and distribution space in Corona, California for the purpose of constructing a new office building which will replace the Company’s existing office space in Corona, California. In the interim, the Company plans to sublease additional office space located near the existing corporate offices.

Litigation - In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” HBC alleges that the overall appearance of Rockstar’s “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverages. Further, HBC alleges that Rockstar is infringing on other trademarks owned and used by HBC. Rockstar has denied HBC’s allegations and filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores. Hansen believes Rockstar’s counterclaims are without merit and intends to diligently defend against those counterclaims. In September 2006, the court dismissed HBC’s claims on summary judgment and Rockstar’s counterclaims were withdrawn without prejudice. Hansen has appealed the court’s decision which is currently pending before the United States Court of Appeals for the Ninth Circuit.

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. On October 5, 2006 the United States District Court for the Central District of California issued a preliminary injunction enjoining National from manufacturing, distributing, shipping, marketing, selling or offering to sell Freek energy drinks in containers that are the same or similar to the current containers or any containers confusingly similar to HBC’s current Monster Energy® trade dress. National has appealed the decision of the United States District Court for the Central District of California to grant the preliminary injunction and this appeal is currently pending before the United States Court of Appeals for the Ninth Circuit. National has filed a counter claim against HBC for injunctive relief preventing HBC and its agents from continuing to destroy “Freek” point of sale materials, disparaging “Freek” products and intentionally interfering with National’s economic and business relationships. Based on the allegations contained in the National counter claims, the Company believes the National claims are without merit. The trial in the above complaint for HBC’s claims for a permanent injunction, damages and costs, and with respect to National’s counter claims, is scheduled to begin on August 7, 2007. The ultimate outcome of this matter cannot be predicted with certainty.

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”) in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs. The hearing took place in February 2007 and was adjourned for argument to be presented to the court in June 2007.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the company misleadingly labels its Blue Sky beverages as

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. The company has been advised by counsel that it has valid defenses to Chavez’s class action lawsuit and intends to vigorously defend the action.

The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company’s past stock option grants were filed by parties identifying themselves as shareholders of Hansen. These lawsuits name as defendants certain of Hansen’s current and former employees, officers and directors, and name Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of California, County of Riverside (the “State Derivative Actions”). Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California. On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, who appointed lead and local counsel and restyled the action as In re Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”). On April 16, 2007, the Alama v. Sacks lawsuit was dismissed voluntarily.

Plaintiffs in both the State Derivative Actions and the Federal Derivative Action, who purport to bring suit on behalf of the Company, have made no demand on the Board of Directors and allege that such demand is excused. The complaints in the derivative actions allege, among other things, that by improperly dating certain Hansen stock option grants, defendants breached their fiduciary duties, wasted corporate assets, unjustly enriched themselves and violated federal and California statutes. Plaintiffs seek, among other things, unspecified damages to be paid to Hansen, corporate governance reforms, an accounting, rescission, restitution and the creation of a constructive trust.

On April 4, 2007, the plaintiff in the Chandler action applied for a temporary restraining order and a preliminary injunction, seeking, inter alia, to restrain an April 20, 2007 shareholders meeting, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery. On April 6, 2007, the Superior Court of California denied plaintiff’s application for a temporary restraining order in its entirety. On April 24, 2007, the plaintiff in the Chandler action filed a motion for a preliminary injunction again seeking, inter alia, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery. On April 24, 2007, defendants filed a motion to consolidate the State Derivative Actions as well as a motion seeking to stay the State Derivative Actions. All three motions, i.e., the motion for a preliminary injunction, the motion to consolidate, and the motion to stay the proceedings, are scheduled to be heard on May 25, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements. On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint. The Company must answer or otherwise respond to the complaint by May 24, 2007.

Based on the allegations contained in the complaints, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuits. However, the ultimate outcome of these matters cannot be predicted with certainty.

Securities Litigation - From November 2006 through December 2006, several plaintiffs filed shareholder class actions in the United States District Court for the Central District of California against Hansen and certain of its employees, officers and directors, entitled Hutton v. Hansen Natural Corp., et al. (No. 06-07599), Kingery v. Hansen Natural Corp., et al. (No. 06-07771), Williams v. Hansen Natural Corp., et al. (No. 06-01369), Ziolkowski v. Hansen Natural Corp., et al. (No. ED 06-01403), Walker v. Hansen Natural Corp., et al. (No. 06-08229) (the “Class Actions”). On February 27, 2007, the Class Actions were consolidated by the District Court and styled as In re Hansen Natural Corporation Securities Litigation (CV06-07599 JFW (PLAx)). The Court appointed Jason E. Peltier as lead plaintiff (“Lead Plaintiff”) and approved lead counsel. Lead Plaintiff filed a consolidated class action complaint on April 30, 2007. The consolidated class action complaint supersedes all previously filed class action complaints and is the operative complaint to which the Company must respond. The Company must answer or otherwise respond to the complaint by June 14, 2007. Lead Plaintiff alleges, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiffs seek an unspecified amount of damages.

Based on the allegations contained in the amended consolidated complaint, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuit. However, the ultimate outcome of this matter cannot be predicted with certainty.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.	REVIEW OF HISTORIC STOCK OPTION GRANTING PRACTICES

On October 26, 2006, the Company received a letter from the Staff of the Pacific Regional Office of the SEC requesting that the Company voluntarily produce certain documents and information relating to the filing of SEC Forms 4 and the Company’s stock option granting practices from January 1, 1996 to the present. The SEC subsequently agreed, in the absence of any further requests, to limit the voluntary production of certain documents and information from January 1, 2001 to the present. The Company has cooperated with the SEC and believes it has completed its production of the documents and information requested.

In November 2006, the Company appointed a special committee of the Board of Directors (the “Special Committee”) to undertake an independent investigation relating to its stock option grants and its stock option granting practices. The Special Committee retained independent counsel and accounting advisors to assist in conducting the investigation. The Special Committee reviewed all stock option grants from January 1, 2001 through November 13, 2006. In the course of its investigation, the Special Committee reviewed documents and emails and extensively interviewed numerous officers and directors, as well as certain other personnel. The Special Committee has completed its independent investigation.

Based on the Special Committee’s review of all stock option grants and the Company’s evaluation of applicable accounting rules, management concluded that the terms with respect to 10 new hire grants and two merit grants had not been determined with finality as at the grant date, resulting in a decision to change the measurement dates for such grants. Additionally, seven grants were identified where the stock option agreements mistakenly reflected the exercise price at either the closing price of the Company’s common stock on the date prior to the grant date or the opening price of the Company’s common stock on the grant date instead of the closing price on the grant date, resulting in minor pricing errors. The pre-tax compensation expense resulting from the above-described accounting errors is approximately $0.1 million, which should have been recorded within operating expenses over the period from January 1, 2001 through the second quarter ended June 30, 2006.

Additionally, the Company identified one grant where there was an error in the application of APB No. 25 related to a grant modification given to a non-executive employee in fiscal 2001 and a separate error in the application of SFAS No.123 R, related to the cancellation of a grant to a non-executive employee in 2006. The pre-tax compensation adjustments for these two grants is approximately $1.0 million, which should have been recorded within operating expenses over the period January 1, 2001 through June 30, 2006.

The unintentional accounting errors arising from the items discussed above caused non-cash compensation expense together with related employment tax expenses to be understated by a cumulative amount of $1.3 million ($1.0 million net of income tax) over the period January 1, 2001 through June 30, 2006. The Company has concluded that the impact of these errors is not material to its historical consolidated financial statements for any previously reported period. A correcting entry to record the cumulative impact of these errors was recorded in the three and nine months ended September 30, 2006. The Company does not consider the adjustment to be

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

material for such three- and nine-month periods. The entry increased other operating expenses by $1.3 million and reduced provision for income taxes by $0.3 million, which resulted in a $1.0 million reduction in net income. The correcting adjustment also had the effect of increasing non-current deferred tax assets by $0.05 million and reducing additional paid-in capital by $0.2 million at September 30, 2006.

The Company is evaluating actions it may take with respect to outstanding options that were affected by the errors above in relation to Section 409A of the Internal Revenue Code and any decision to reimburse or compensate employees for the potential inadvertent taxation will be recorded as an expense in such future period.

15.	SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate & Unallocated.” Rumba™ brand energy juice which was previously reported in the Warehouse segment is now reported in the DSD segment. Hansen’s® energy drinks which were previously reported in the DSD segment are now reported in the Warehouse segment. For presentation purposes, the change is assumed to have commenced January 1, 2006 and is reflected as such in the amounts for the three and nine-months ended September 30, 2006. The comparable amounts for the three and nine-months ended September 30, 2005 as previously reported have been recast to reflect this reclassification.

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the segment.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended September 30, 2006 and 2005 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended September 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$152,879	$25,768	$-	$178,647
Contribution margin	49,522	1,572	-	51,094
Corporate & unallocated expenses	-	-	(8,752)	(8,752)
Operating income				42,342
Interest income, net	(13)	-	1,060	1,047
Income before provision for income taxes				43,389
Depreciation & amortization	180	8	245	433
Trademark amortization	-	11	3	14

	Three-Months Ended September 30, 2005
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$83,372	$22,049	$-	$105,421
Contribution margin	35,786	1,805	-	37,591
Corporate & unallocated expenses	-	-	(4,016)	(4,016)
Operating income				33,575
Interest income, net	(12)	(2)	337	323
Income before provision for income taxes				33,898
Depreciation & amortization	111	8	155	274
Trademark amortization	-	11	5	16

The reclassification of Rumba™ brand energy juice which was previously reported in the Warehouse division to the DSD division and the reclassification of Hansen’s ® energy drinks which were previously reported in the DSD division to the Warehouse division, resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $1.6 million for the three-months ended September 30, 2005 from amounts previously reported. The reclassification also resulted in an increase in contribution margin of the Warehouse division and a decrease in contribution margin of the DSD division of $0.8 million for the three-months ended September 30, 2005 from amounts previously reported.

Corporate and unallocated expenses were $8.7 million for the three-months ended September 30, 2006 and included $5.7 million of payroll costs, of which $2.9 million was attributable to stock-based compensation expense (see Note 4, “Stock-Based Compensation”), and $0.9 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $4.0 million for the three-months ended September 30, 2005 and included $2.1 million of payroll costs and $0.8 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Two customers made up approximately 22% and 12% respectively, of the Company’s net sales for the three-months ended September 30, 2006, whereas one customer made up approximately 22% of the Company’s net sales for the three-months ended September 30, 2005.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the nine-months ended September 30, 2006 and 2005 are as follows:

	Nine-Months Ended September 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$383,745	$70,685	$-	$454,430
Contribution margin	140,456	5,069	-	145,525
Corporate & unallocated expenses		-	(22,602)	(22,602)
Operating income				122,923
Interest income, net	(37)	(3)	2,660	2,620
Income before provision for income taxes				125,543
Depreciation & amortization	434	25	655	1,114
Trademark amortization	-	33	9	42

	Nine-Months Ended September 30, 2005
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$185,051	$65,825	$-	$250,876
Contribution margin	77,487	7,244		84,731
Corporate & unallocated expenses	-	-	(11,077)	(11,077)
Operating income				73,654
Interest income, net	(25)	(8)	728	695
Income before provision for income taxes				74,349
Depreciation & amortization	282	23	399	704
Trademark amortization	-	33	11	44

The reclassification of Rumba™ brand energy juice which was previously reported in the Warehouse division to the DSD division and the reclassification of Hansen’s ® energy drinks which were previously reported in the DSD division to the Warehouse division resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $5.8 million for the nine-months ended September 30, 2005 from amounts previously reported. The reclassification also resulted in an increase in contribution margin of the Warehouse division and a decrease in contribution margin of the DSD division of $3.3 million for the nine-months ended September 30, 2005 from amounts previously reported.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses were $22.6 million for the nine-months ended September 30, 2006 and included $14.7 million of payroll costs, of which $6.5 million was attributable to stock-based compensation expense (see Note 4, “Stock-Based Compensation”), and $3.0 million was attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $11.1 million for the nine-months ended September 30, 2005 and included $5.9 million of payroll costs and $2.1 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 21% and 11% respectively, of the Company’s net sales for the nine-months ended September 30, 2006 whereas one customer made up approximately 21% of the Company’s net sales for the nine-months ended September 30 2005.

The Company’s net sales by product line for the three- and nine-months ended September 30, 2006 and 2005, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Energy drinks	$154,006	$85,664	$387,530	$192,253
Non-carbonated (primarily juice based beverages)	17,479	13,272	45,938	37,892
Carbonated (primarily soda beverages)	7,162	6,485	20,962	20,731
	$178,647	$105,421	$454,430	$250,876

16.	DISTRIBUTION AGREEMENTS

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Agreements, select AB Distributors will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties.

Pursuant to the AB Distribution Agreements entered into with newly appointed AB Distributors, non-refundable payments totaling $12.3 million were made to the Company by such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors. Such receipts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of September 30, 2006 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

As of September 30, 2006, amounts totaling $6.2 million were paid to the Company by certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2006.

Through September 30, 2006, the Company made termination payments amounting to $9.5 million in aggregate to certain of its prior distributors. Such termination payments have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2006.

17.	SUBSEQUENT EVENTS

Nasdaq Proceedings - On November 15, 2006, the Company received a Nasdaq Staff Determination letter from The Nasdaq Stock Market (“Nasdaq”) stating that because the Company had not yet filed its Form 10-Q for the quarter ended September 30, 2006, it was not in compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14), and that its securities are, therefore, subject to delisting from the Nasdaq Capital Market. The Company made a request for a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”).

On January 4, 2007, the Company notified Nasdaq of its inadvertent issuance of an out-of-plan stock option to purchase 12,000 shares of the Company’s common stock (pre stock splits) to an outside director of the Company on November 5, 2004, approximately four months after the period for granting options under the 1994 Plan had expired, in apparent violation of Nasdaq Marketplace Rule 4350(i)(1)(A). On January 10, 2007, the Company received another Nasdaq Staff Determination letter stating that because the Company had not yet regained compliance with Nasdaq Marketplace Rule 4350(i)(1)(A), such violation served as an additional basis for delisting the Company’s securities from the Nasdaq Capital Market.

The Panel hearing was held on January 25, 2007. The Panel granted the Company’s request for continued listing of the Company’s securities on The Nasdaq Stock Market. The Company’s continued listing is subject to certain conditions, including: (1) on or about March 26, 2007, the Company was required to submit to Nasdaq a copy of its final investigatory report or was required to respond to Nasdaq questions regarding the Special Committee’s investigation of option grants; (2) on or before May 1, 2007, the Company was required to inform the Panel that it has obtained stockholder approval for the granting of the out-of-plan option grant, or has unwound the option grant; and (3) on or before May 14, 2007, the Company must file its Form 10-Q for the quarter ended September 30, 2006.

On March 5, 2007, the Company received an additional Nasdaq Staff Determination letter from Nasdaq stating that because the Company had not yet filed its Form 10-K for the fiscal year ended December 31, 2006, it is not in compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14), and that this filing delinquency serves as an additional basis for delisting the Company’s securities from Nasdaq.

The Company has met conditions (1) and (2) of the Panel’s decision relating to the Company’s request for continued listing of the Company’s securities on the Nasdaq Capital

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Market. By the filing of this Form 10-Q for the quarterly period ended September 30, 2006 on or before May 14, 2007, the Company will have complied with condition (3), the final condition of the Panel. The Company is still required to file its Form 10-K for the fiscal year ended December 31, 2006 and its Form 10-Q for the three-months ended March 31, 2007 to achieve compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14). The Panel has set a deadline of June 14, 2007 for the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2006, conditioned on the filing by the Company of this Form 10-Q on or before May 14, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Historic Stock Option Granting Practices

On October 26, 2006, we received a letter from the Staff of the Pacific Regional Office of the Securities and Exchange Commission (the “SEC”) requesting that we voluntarily produce certain documents and information relating to the filing of SEC Forms 4 and our stock option granting practices from January 1, 1996 to the present. The SEC subsequently agreed, in the absence of any further requests, to limit the voluntary production of certain documents and information from January 1, 2001 to the present. We have cooperated with the SEC and believe that we have completed our production of the documents and information requested.

In November 2006, we appointed a special committee of the Board of Directors (the “Special Committee”) to undertake an independent investigation relating to our stock option grants and our stock option granting practices. The Special Committee retained independent counsel and accounting advisors to assist in conducting the investigation. The Special Committee reviewed all stock option grants from January 1, 2001 through November 13, 2006. In the course of its investigation, the Special Committee reviewed over one million documents and emails and extensively interviewed numerous officers and directors, as well as certain other personnel.

The Special Committee has completed its independent investigation and found no willful or intentional misconduct in connection with the granting or dating of, or accounting for, stock options. The Special Committee also found that the late filing of certain Form 4 reports, as identified in a report issued last year by Glass Lewis & Co., did not indicate that option grants had been backdated. The Special Committee found no evidence raising concerns with the integrity of management and found that management and other company personnel interviewed in the course of the investigation were cooperative and credible.

Based on the Special Committee’s review of all stock option grants and our evaluation of applicable accounting rules, management concluded that the terms with respect to 10 new hire grants and two merit grants, had not been determined with finality as at the grant date, resulting in a decision to change the measurement dates for such grants. Additionally, seven grants were identified where the stock option agreements mistakenly reflected the exercise price at either the closing price of our common stock on the date prior to the grant date or the opening price of our common stock on the grant date instead of the closing price on the grant date, resulting in minor pricing errors. The pre-tax compensation expense resulting from the above-described accounting errors is approximately $0.1 million, which should have been recorded within operating expenses over the period from January 1, 2001 through the second quarter ended June 30, 2006.

Additionally, we identified one grant where there was an error in the application of APB No. 25 related to a grant modification given to a non-executive employee in fiscal 2001 and a separate error in the application of SFAS No.123(R), related to the cancellation of a grant to a non-executive employee in 2006. The pre-tax compensation adjustments for these two grants is approximately $1.0 million which should have been recorded within operating expenses over the period January 1, 2001 through June 30, 2006.

As a result of the issues discussed above regarding our past stock option practices, certain of our option grants that were previously characterized as Incentive Stock Options in accordance with Internal Revenue Code Section 422 (“ISO’s”) will be considered to be non-qualified stock options.

The unintentional accounting errors arising from the items discussed above caused non-cash compensation expense together with related employment tax expenses to be understated by a cumulative amount of $1.3 million ($1.0 million net of income tax) over the period January 1, 2001 through June 30, 2006. We have concluded that the impact of these errors is not material to our historical consolidated financial statements for any previously reported period. A correcting entry to record the cumulative impact of these errors was recorded in the three- and nine-months ended September 30, 2006. The Company does not consider the adjustment to be material for such three- and nine-month periods. The entry increased other operating expenses by $1.3 million and reduced provision for income taxes by $0.3 million, which resulted in a $1.0 million reduction in net income. The correcting adjustment also had the effect of increasing non-current deferred tax assets by $0.05 million and reducing additional paid-in capital by $0.2 million at September 30, 2006.

The Special Committee also found that during the time period covered by its review, internal accounting controls relating to our stock option granting process were inadequate, specifically control deficiencies related to the process of documenting the approval of stock option grants and the financial accounting in connection with certain option grants.

In the summer of 2006, our internal audit department performed an analysis of certain aspects of our process for granting stock options. During that time, management implemented improvements relating to the documentation of stock option grants. These improvements included contemporaneous documentation of the approval of stock option grants and contemporaneous preparation of stock option agreements for the grants approved. Such practices were implemented during the quarter ended September 30, 2006. Additionally, beginning the second quarter of 2006, the accounting department implemented new procedures to review and verify the accuracy of grant prices.

Effective January 1, 2007, we implemented new written procedures regarding the granting of stock options. Under these new procedures, the Compensation Committee of the Board of Directors (“Compensation Committee”) has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are “executive officers” for purposes of Section 16 of the Exchange Act, including named executive officers (“NEOs”). The Compensation Committee and the Executive Committee of the Board of Directors (“Executive Committee”) each independently has the authority to grant awards to other new hires. Stock options may only be awarded by the Compensation Committee or the Executive Committee, as applicable, to existing employees at a single meeting held during the last two weeks of May and November of each year. The new procedures also require same day documentation. The Special Committee found that the above described procedures constitute “best practices.” The Compensation Committee will review and approve stock option awards to our NEOs based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s long term incentives and retention considerations.

Nasdaq Proceedings

On November 15, 2006, we received a Nasdaq Staff Determination letter from The Nasdaq Stock Market (“Nasdaq”) stating that because we had not yet filed our Form 10-Q for the quarter ended September 30, 2006, we were not in compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14), and that our securities are, therefore, subject to delisting from the Nasdaq Capital Market. We made a request for a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”).

On January 4, 2007, we notified Nasdaq of our inadvertent issuance of an out-of-plan stock option to purchase 12,000 shares of our common stock (pre stock splits) to an outside director on November 5, 2004, approximately four months after the period for granting options under the Company’s Stock Option Plan for Outside Directors (the “1994 Plan”) had expired, in apparent violation of Nasdaq Marketplace Rule 4350(i)(1)(A). On January 10, 2007, we received another Nasdaq Staff Determination letter stating that because we had not yet regained compliance with Nasdaq Marketplace Rule 4350(i)(1)(A), such violation served as an additional basis for delisting the Company’s securities from the Nasdaq Capital Market.

The Panel hearing was held on January 25, 2007. The Panel granted our request for continued listing of our securities on The Nasdaq Stock Market. Our continued listing is subject to certain conditions, including: (1) on or about March 26, 2007, we were required to submit to Nasdaq a copy of our final investigatory report or were required to respond to Nasdaq questions regarding the Special Committee’s investigation of option grants; (2) on or before May 1, 2007, we were required to inform the Panel that we had obtained stockholder approval for the granting of the out-of-plan option grant, or had unwound the option grant; and (3) on or before May 14, 2007, we must file our Form 10-Q for the quarter ended September 30, 2006.

On March 5, 2007, we received an additional Nasdaq Staff Determination letter from Nasdaq stating that because we had not yet filed our Form 10-K for the fiscal year ended December 31, 2006, we are not in compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14), and that this filing delinquency serves as an additional basis for delisting us from Nasdaq.

We have met conditions (1) and (2) of the Panel’s decision relating to our request for continued listing of our securities on the Nasdaq Capital Market. By the filing of this Form 10-Q for the quarterly period September 30, 2006 on or before May 14, 2007, we will have complied with condition (3), the final condition of the Panel. We are still required to file our Form 10-K for the fiscal year ended December 31, 2006 and our Form 10-Q for the three-months ended March 31, 2007 to achieve compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14). The Panel has set a deadline of June 14, 2007 for the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2006, conditioned on the filing by the Company of this Form 10-Q on or before May 14, 2007.

As a result of the late filing of this report, the Form 10-K for the fiscal year ended December 31, 2006, and the 10-Q for the three-months ended March 31, 2007 we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. However, we are still eligible to register our securities on Form S-1. If we fail to timely file a future periodic report with the SEC and our stock were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes thereto.

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” sparkling lemonades and orangeades, non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice. We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

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

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as breast cancer research and Society for the Prevention of Cruelty to Animals (“SPCAs”), as well as extreme sports teams such as the Kawasaki Pro Circuit Motocross Team, extreme sports figures and athletes, sporting events such as the Monster Energy Pro Pipeline surfing competition, Winter and Summer X-Games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising, together with price promotions and coupons, are also used to promote our brands.

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

During the third quarter of 2006, we continued to expand our existing product lines and further develop our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

During the second quarter of 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Agreements, select Anheuser-Busch Distributors (the “AB Distributors”) will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed upon between the parties. We intend to continue building our national distributor network primarily with select AB wholesalers as well as with our sales force throughout the remainder of 2006 to support and grow the sales of our products.

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable payments totaling $12.3 million were made to us by such newly appointed AB Distributors for the costs of terminating our prior distributors. Such receipts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of September 30, 2006 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.

As of September 30, 2006, amounts totaling $6.2 million were paid to us by certain other AB Distributors in anticipation of executing AB Distribution Agreements with us. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2006.

Through September 30, 2006, we made termination payments amounting to $9.5 million in aggregate to certain of our prior distributors. Such termination payments have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2006.

We again achieved record gross sales in the third quarter of 2006. The increase in gross sales for the three-months ended September 30, 2006 was primarily attributable to increased sales volume of certain of our existing products as well as certain new products, particularly Monster Energy® KhaosTM energy drinks and Ace TM energy drinks. The percentage increase in gross sales was lower than the percentage increase in net sales primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 16.6% to 12.7%. The actual amount of promotional and other allowances increased to $26.0 from $21.0 million for the three-months ended September 30, 2006 and September 30, 2005, respectively.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income.*

During the three-months ended September 30, 2006, gross sales shipped outside of California represented 68.0% of our gross sales, as compared to 63.8% for the comparable period in 2005. During the three-months ended September 30, 2006, gross sales to distributors outside the United States amounted to $5.0 million, as compared to $1.8 million for the three-months ended September 30, 2005. Such sales were approximately 2.4% of gross sales for the three-months ended September 30, 2006 and approximately 1.4% of gross sales for the comparable period in 2005. During the nine-months ended September 30, 2006, gross sales shipped outside of California represented 67.6% of our gross sales, as compared to 61.7% for the comparable period in 2005. During the nine-months ended September 30, 2006, gross sales to distributors outside the United States amounted to $13.6 million, as compared to $4.1 million for the nine-months ended September 30, 2005. Such sales were approximately 2.6% of gross sales for the nine-months ended September 30, 2006 and 1.3% of gross sales for the comparable period in 2005.*

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for the third quarter of 2006 are reflected below. The allocations below may reflect changes made by us to the categories historically reported.*

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Retail grocery, specialty chains and wholesalers	10%	17%	12%	20%
Club stores, drug chains and mass merchandisers	14%	10%	13%	10%
Full service distributors	70%	68%	70%	64%
Health food distributors	2%	3%	2%	4%
Other	4%	2%	3%	2%

*Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principals in the United States of America (“GAAP”), and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements. However, gross sales is used by management to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and our overall performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance. Gross sales may not be realized in the form of cash receipts, as promotional payment and allowances may be deducted from payments received from customers.

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), Kalil Bottling Group, Gate City Beverage Company, Trader Joe’s, John Lenore & Company, Costco, Kroger, Safeway and Albertsons. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations. Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 21% of the Company’s net sales for both the nine-months ended September 30, 2006 and 2005, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11% of our net sales for the nine-months ended September 30, 2006.

Gross profit for the three-months ended September 30, 2006, as a percentage of net sales, was 51.6%, which was lower than the 52.5% gross profit as a percentage of net sales recorded for the three-months ended September 30, 2005. Gross profit for the nine-months ended September 30, 2006, as a percentage of net sales, was 52.0%, which was slightly lower than the 52.1% gross profit as a percentage of net sales recorded for the nine-months ended September 30, 2005. The decrease in gross profit as a percentage of net sales for both the three and nine-months ended September 30, 2006 was primarily due to an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. The decrease in gross profit as a percentage of net sales was also attributable to a significant increase in certain freight-in costs due to the addition of new co-packers and warehouses and to a lesser extent, an increase in the cost of certain raw materials including sucrose.

In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky Natural Soda business. The Blue Sky® natural soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans, Blue Sky Energy® drinks in 8.3-ounce and 16-ounce cans, and in 2004, introduced a new line of Blue Sky® natural tea sodas in 12-ounce cans. In 2005, we introduced a new line of Blue Sky® lite natural sodas, a new line of Blue Sky® natural sodas made with real sugar and a new line of non-carbonated Blue Sky® isotonic sports drinks.

In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice beverage business. The Junior Juice® product line is comprised of a line of 100% juices packaged in 4.23-ounce aseptic packages and is targeted at toddlers.

During 2004, we concluded exclusive contracts with the California Department of Health Services Women, Infants and Children Supplemental Nutrition Branch, to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004 and were due to expire in July 2007. The parties have mutually agreed to extend the contracts until July 11, 2008.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2006 and 2005, respectively.

	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2006	2005	06 vs. 05	2006	2005	06 vs. 05
Gross sales, net of discounts & returns*	$ 204,627	$ 126,384	61.9%	$ 524,577	$ 301,846	73.8%
Less: Promotional and other allowances**	25,980	20,963	23.9%	70,147	50,970	37.6%
Net sales	178,647	105,421	69.5%	454,430	250,876	81.1%
Cost of sales	86,463	50,078	72.7%	218,258	120,276	81.5%
Gross profit	92,184	55,343	66.6%	236,172	130,600	80.8%
Gross profit margin as a percentage of net sales	51.6%	52.5%		52.0%	52.1%

Operating expenses	49,842	21,768	129.0%	113,249	56,946	98.9%
Operating income	42,342	33,575	26.1%	122,923	73,654	66.9%
Operating income as a percentage of net sales	23.7%	31.8%		27.0%	29.4%

Interest income, net	1,047	323	224.1%	2,620	695	277.0%
Income before provision for income taxes	43,389	33,898	28.0%	125,543	74,349	68.9%

Provision for income taxes	16,932	13,653	24.0%	49,795	30,013	65.9%

Net income	$ 26,457	$ 20,245	30.7%	$ 75,748	$ 44,336	70.8%
Net income as a percentage of net sales	14.8%	19.2%		16.7%	17.7%

Net income per common share:
Basic	$ 0.29	$ 0.23		$ 0.84	$ 0.50
Diluted	$ 0.27	$ 0.21		$ 0.77	$ 0.46

Case sales (in thousands) (in 192-ounce case equivalents)
	21,176	13,983	51.4%	55,286	35,646	55.1%

*Gross sales – see definition above.

** We support our customers, including distributors, with promotional allowances, a portion of which is utilized for marketing and indirect advertising by them. In certain instances, a portion of the promotional allowances payable to customers based on the levels of sales to such customers, promotion requirements or expected use of the allowances, are estimated by us. If the level of sales, promotion requirements or use of the allowances are different from such estimates, the promotional allowances could, to the extent based on estimates, require adjustments. We present promotional allowances in accordance with the provisions of EITF No. 01-9. The aggregate amount of promotional allowances was $24.6 million and $63.4 million for the three- and nine-months ended September 30, 2006, respectively, and is included as a reduction of gross sales. The aggregate amount of promotional allowances was $18.8 and $44.0 million for the three- and nine-months ended September 30, 2005, respectively, and is included as a reduction of gross sales. Other allowances amounted to $1.3 million and $6.7 million for the three- and nine-months ended September 30, 2006, respectively, and are also included as a reduction of gross sales .Other allowances amounted to $2.2 million and $7.0 million for the three- and nine-months ended September 30, 2005, respectively, and are also included as a reduction of gross sales. Although the expenditures described in this line item are determined in accordance with GAAP, the disclosure thereof does not conform to GAAP presentation requirements. Additionally, the presentation of promotional and other allowances may not be comparable to similar items presented by other companies. The presentation of promotional and other allowances facilitates an evaluation of the impact thereof on the determination of net sales and illustrates the spending levels incurred to secure such sales. Promotional and other allowances constitute a material portion of our marketing activities.

Results of Operations for the Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

Segment Reclassification. RumbaTM brand energy juice, which was previously reported in the Warehouse segment, is now reported in the DSD segment. Similarly, Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment. For presentation purposes, these changes are assumed to have commenced January 1, 2006 and are reflected as such in the amounts for the three-months ended September 30, 2006. The comparable figures for such products for the three-months ended September 30, 2005 and as previously reported, have been recast to reflect the above reclassification.

Gross Sales.* For the three-months ended September 30, 2006, gross sales were $204.6 million, an increase of approximately $78.2 million or 61.9% higher than the $126.4 million gross sales for the three-months ended September 30, 2005. The increase in gross sales for the three-months ended September 30, 2006 was primarily attributable to increased sales volume of certain of our existing products as well as certain new products, particularly Monster Energy® KhaosTM energy drinks and AceTM energy drinks. The percentage increase in gross sales was lower than the percentage increase in net sales primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 16.6% to 12.7%. The actual amount of promotional and other allowances increased to $26.0 million from $21.0 million for the three-months ended September 30, 2006 and September 30, 2005, respectively.

*Gross sales – see definition above.

Net Sales. For the three-months ended September 30, 2006, net sales were $178.6 million, an increase of approximately $73.2 million or 69.5% higher than net sales of $105.4 million for the three-months ended September 30, 2005. We again achieved record sales in the third quarter of 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in August 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004) and sales of Monster Energy® KhaosTM energy drinks (introduced in August 2005), increased sales by volume of teas, lemonades and juice cocktails , sales of AceTM energy drinks (introduced in

August 2006), increased sales by volume of Joker Mad EnergyTM drinks (introduced January 2005), increased sales by volume of Lost® Energy™ drinks (introduced in January 2004) and increased sales by volume of children’s multi vitamin juice drinks. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks and smoothies in cans.

Case sales, in 192-ounce case equivalents, increased from 14.0 million cases for the three-months ended September 30, 2005 to 21.2 million cases for the three-months ended September 30, 2006, an increase of 7.2 million cases or 51.4%. The overall average net sales price per case also increased to $8.44 per case for the three-months ended September 30, 2006 from $7.54 for the three-months ended September 30, 2005, an increase of 11.8%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $152.9 million for the three-months ended September 30, 2006, an increase of approximately $69.5 million or 83.4% higher than net sales of $83.4 million for the three-months ended September 30, 2005. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in August 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004) and sales of Monster Energy® KhaosTM energy drinks (introduced in August 2005), sales of AceTM energy drinks (introduced in August 2006), increased sales by volume of Joker Mad EnergyTM drinks (introduced in January 2005) and Lost® Energy™ drinks (introduced in January 2004). The increase in net sales was partially offset by decreased sales by volume primarily of Energade® energy sports drinks.

Net sales for the Warehouse segment were $25.8 million for the three-months ended September 30, 2006, an increase of approximately $3.8 million or 16.9% higher than net sales of $22.0 million for the three-months ended September 30, 2005. The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of teas, lemonades and juice cocktails and children’s multi vitamin juice drinks. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks and smoothies in cans.

Gross Profit.*** Gross profit was $92.2 million for the three-months ended September 30, 2006, an increase of approximately $36.8 million or 66.6% higher than the gross profit of $55.3 million for the three-months ended September 30, 2005. Gross profit as a percentage of net sales decreased to 51.6% for the three-months ended September 30, 2006 from 52.5% for the three-months ended September 30, 2005. Increases in sales volumes contributed to an increase in gross profit. The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. The decrease in gross profit as a percentage of net sales was also attributable to a significant increase in certain freight-in costs due to the addition of new co-packers and warehouses and to a lesser extent, an increase in the cost of certain raw materials including sucrose.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses. Total operating expenses were $49.8 million for the three-months ended September 30, 2006, an increase of approximately $28.1 million or 129.0% higher than total operating expenses of $21.8 million for the three-months ended September 30, 2005. Total operating expenses as a percentage of net sales increased to 27.9% for the three-months ended September 30, 2006 from 20.6% for the three-months ended September 30, 2005. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, distribution, general and administrative expenses.

Selling and distribution expenses were $28.8 million for the three-months ended September 30, 2006, an increase of approximately $14.3 million or 99.1% higher than selling and distribution expenses of $14.5 million for the three-months ended September 30, 2005. Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $11.6 million and $6.5 million for the three-months ended September 30, 2006 and 2005, respectively. Selling and distribution expenses as a percentage of net sales for the three-months ended September 30, 2006 were 16.1%, which was higher than selling and distribution expenses as a percentage of net sales of 13.7% for the three-months ended September 30, 2005. The increase in selling and distribution expenses was partially attributable to increased freight and warehouse costs of $5.1 million which costs increased primarily due to increased volumes of shipments and increased freight rates and fuel prices, as well as increased expenditures for merchandise displays of $4.0 million primarily in anticipation of the changeover to select AB wholesalers, sponsorships and endorsements of $1.3 million, commissions and royalties of $1.1 million and sampling programs of $1.1 million.

General and administrative expenses were $20.9 million for the three-months ended September 30, 2006, an increase of approximately $13.6 million or 186.3% higher than general and administrative expenses of $7.3 million for the three-months ended September 30, 2005. General and administrative expenses as a percentage of net sales for the three-months ended September 30, 2006 were 11.7%, which was higher than general and administrative expenses as a percentage of net sales of 6.9% for the three-months ended September 30, 2005. The increase in general and administrative expenses was primarily attributable to the costs associated with terminating existing distributors of $9.5 million as well as an increase in payroll expense for administrative and support activities of $4.1 million, which included stock compensation expense of $2.9 million as a result of our adoption of SFAS No.123R (see PART I, ITEM 1, Note 4, “Stock-Based Compensation”) including a cumulative adjustment of $1.3 million relating to stock based compensation (see PART I, ITEM 1, Note 14, “Review of Historic Stock Option Granting Practices”).

Contribution Margin. Contribution margin for the DSD segment was $49.5 million for the three-months ended September 30, 2006, an increase of approximately $13.7 million or 38.4% higher than contribution margin of $35.8 million for the three-months ended September 30, 2005. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks. Contribution margin for the Warehouse segment was $1.6 million for the three-months ended September 30, 2006, a decrease of approximately $0.2 million or 12.9% lower than contribution margin of $1.8 million for the three-months ended September 30, 2005. The decrease in the contribution margin for the Warehouse segment was primarily attributable to reduced sales of Hansen’s® energy drinks, increased promotional allowances, as well as increases in costs of raw materials and production.

Operating Income. Operating income was $42.3 million for the three-months ended September 30, 2006, an increase of approximately $8.7 million or 26.1% higher than operating income of $33.6 million for the three-months ended September 30, 2005. Operating income as a percentage of net sales decreased to 23.7% for the three-months ended September 30, 2006, from 31.8% for the three-months ended September 30, 2005. The increase in operating income was primarily attributable to higher gross profit for the three-months ended September 30, 2006, as compared to the three-months ended September 30, 2005. The decrease in operating income as a percentage of net sales was primarily due to the costs associated with terminating existing distributors of $9.5 million as well as the expensing of stock compensation expense of $2.9 million (see PART I, ITEM 1, Note 4, “Stock-Based Compensation”), which was not expensed in the comparable period in 2005.

Interest income, net. Net interest income was $1.0 million for the three-months ended September 30, 2006, an increase of approximately $0.7 million from net interest income of $0.3 million for the three-months ended September 30, 2005. The increase in net interest income was primarily attributable to increased interest income earned on our invested cash balances, which have increased significantly over the past year.

Provision for Income Taxes. Provision for income taxes for the three-months ended September 30, 2006 was $16.9 million, as compared to provision for income taxes of $13.7 million for the three-months ended September 30, 2005. The effective combined federal and state tax rate for the three-months ended September 30, 2006 was 39.0%, which was lower than the effective tax rate of 40.3% for the three-months ended September 30, 2005. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a decrease in state taxes due to the apportionment of sales to various states outside of California, which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which we received no tax benefit.

Net Income. Net income was $26.5 million for the three-months ended September 30, 2006, an increase of $6.2 million or 30.7% higher than net income of $20.2 million for the three-months ended September 30, 2005. The increase in net income was attributable to the increase in gross profit of approximately $36.8 million and the increase in net interest income of approximately $0.7 million, which was partially offset by the increase in operating expenses of approximately $28.1 million and an increase in provision for income taxes of approximately $3.3 million.

Results of Operations for the Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

Segment Reclassification. RumbaTM brand energy juice, which was previously reported in the Warehouse segment, is now reported in the DSD segment. Similarly, Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment. For presentation purposes, these changes are assumed to have commenced January 1, 2006 and are reflected as such in the amounts for the nine-months ended September 30, 2006. The comparable figures for such products for the nine-months ended September 30, 2005 and as previously reported, have been recast to reflect the above reclassification.

Gross Sales.* For the nine-months ended September 30, 2006, gross sales were $524.6 million, an increase of approximately $222.7 million or 73.8% higher than the $301.8 million gross sales for the nine-months ended September 30, 2005. The increase in gross sales for the nine-months ended September 30, 2006, was primarily attributable to increased sales volumes of certain of our existing products as well as certain new products particularly Monster Energy® KhaosTM energy drinks. The percentage increase in gross sales was lower than the percentage increase in net sales primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 16.9% to 13.4%. The actual amount of promotional and other allowances increased from $51.0 million to $70.1 million for the nine-months ended September 30, 2005 and September 30, 2006, respectively.

*Gross sales – see definition above.

Net Sales. For the nine-months ended September 30, 2006, net sales were $454.4 million, an increase of approximately $203.6 million or 81.1% higher than net sales of $250.9 million for the nine-months ended September 30, 2005. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in August 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004),as well as sales of Monster Energy® KhaosTM energy drinks (introduced in August 2005), increased sales by volume of teas, lemonades and juice cocktails and juice blends, increased sales by volume of Lost® Energy™ drinks (introduced in January 2004), increased sales by volume of apple juice and juice blends, increased sales by volume of children’s multi-vitamin juice drinks, sales of Ace™ energy drinks (introduced in August 2006) and increased sales by volume of sports drinks and Rumba™ brand energy juice. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks, smoothies in cans and Energade® energy sports drinks.

Case sales, in 192-ounce case equivalents, increased from 35.6 million cases for the nine-months ended September 30, 2005 to 55.3 million cases for the nine-months ended September 30, 2006, an increase of 19.6 million cases or 55.1%. The overall average net sales price per case also increased to $8.22 per case for the nine-months ended September 30, 2006 from $7.04 for the nine-months ended September 30, 2005, an increase of 16.7%. The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $383.7 million for the nine-months ended September 30, 2006, an increase of approximately $198.7 million or 107.4% higher than net sales of $185.1 million for the nine-months ended September 30, 2005. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), low carbohydrate (“lo-carb”) Monster Energy® drinks (introduced in August 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004), as well as sales of Monster Energy® KhaosTM energy drinks (introduced in August 2005), increased sales by volume of Lost® Energy™ drinks (introduced in January 2004), sales of AceTM energy drinks (introduced in August 2006), and increased sales by volume of RumbaTM brand energy juice. The increase in net sales was partially offset by decreased sales by volume primarily of Energade® energy sports drink.

Net sales for the Warehouse segment were $70.7 million for the nine-months ended September 30, 2006, an increase of approximately $4.9 million or 7.4% higher than net sales of

$65.8 million for the nine-months ended September 30, 2005. The increase in net sales was primarily attributable to increased sales by volume of teas, lemonades and juice cocktails, apple juice and juice blends, children’s multi-vitamin juice drinks and sports drinks. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks and smoothies in cans.

Gross Profit.*** Gross profit was $236.2 million for the nine-months ended September 30, 2006, an increase of approximately $105.6 million or 80.8% higher than the gross profit of $130.6 million for the nine-months ended September 30, 2005. Gross profit as a percentage of net sales decreased to 52.0% for the nine-months ended September 30, 2006 from 52.1% for the nine-months ended September 30, 2005. Increases in sales volumes contributed to an increase in gross profit. The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. The decrease in gross profit as a percentage of net sales was also attributable to a significant increase in certain freight-in costs due to the addition of new co-packers and warehouses, an increase in the cost of certain raw materials including sucrose and increased costs of shelf programs which were negotiated and expensed in the second quarter.

*** Gross profit – see definition above.

Operating Expenses. Total operating expenses were $113.2 million for the nine-months ended September 30, 2006, an increase of approximately $56.3 million or 98.9% higher than total operating expenses of $56.9 million for the nine-months ended September 30, 2005. Total operating expenses as a percentage of net sales increased to 24.9% for the nine-months ended September 30, 2006 from 22.7% for the nine-months ended September 30, 2005. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling, distribution, general and administrative expenses.

Selling and distribution expenses were $70.7 million for the nine-months ended September 30, 2006, an increase of approximately $34.6 million or 95.7% higher than selling and distribution expenses of $36.1 million for the nine-months ended September 30, 2005. Distribution expenses, which include out-bound freight and warehousing expenses after manufacture, were $30.4 million and $15.9 million for the nine-months ended September 30, 2006 and 2005, respectively. Selling and distribution expenses as a percentage of net sales for the nine-months ended September 30, 2006 were 15.6%, which was higher than selling and distribution expenses as a percentage of net sales of 14.4% for the nine-months ended September 30, 2005. The increase in selling and distribution expenses was partially attributable to increased freight and warehouse costs of $14.5 million which costs increased primarily due to increased volumes of shipments and increased freight rates and fuel prices, as well as increased expenditures of $6.6 million for merchandise displays primarily in anticipation of the changeover to select AB wholesalers, $3.5 million for sampling programs, $3.0 million for sponsorships and endorsements, $1.5 million for commissions and royalties and $1.5 million for trade development activities with distributors.

General and administrative expenses were $42.4 million for the nine-months ended September 30, 2006, an increase of approximately $21.6 million or 103.9% higher than general and administrative expenses of $20.8 million for the nine-months ended September 30, 2005. General and administrative expenses as a percentage of net sales for the nine-months ended September 30, 2006 were 9.4%, which was higher than general and administrative expenses as a percentage of net sales of 8.3% for the nine-months ended September 30, 2005. The increase in general and administrative expenses was primarily attributable to the costs associated with terminating existing distributors of $9.8 million as well as an increase in payroll expenses for administrative and support activities, which increased by $10.0 million including stock compensation expense of $6.5 million as a result of our adoption of SFAS No.123R (see PART I, ITEM 1, Note 4, “Stock-Based Compensation”) including a cumulative adjustment of $1.3 million relating to stock based compensation (see PART I, ITEM 1, Note 14, “Review of Historic Stock Option Granting Practices”) and professional services, including legal and accounting, which increased by $0.9 million.

Contribution Margin. Contribution margin for the DSD segment was $140.5 million for the nine-months ended September 30, 2006, an increase of approximately $63.0 million or 81.3% higher than contribution margin of $77.5 million for the nine-months ended September 30, 2005. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks. Contribution margin for the Warehouse segment was $5.1 million for the nine-months ended September 30, 2006, a decrease of approximately $2.1 million or 30.0% lower than contribution margin of $7.2 million for the nine-months ended September 30, 2005. The decrease in the contribution margin for the Warehouse segment was primarily attributable to reduced sales of Hansen’s® energy drinks, increased promotional allowances and coupon activity, as well as increases in costs of raw materials and production.

Operating Income. Operating income was $122.9 million for the nine-months ended September 30, 2006, an increase of approximately $49.3 million or 66.9% higher than operating income of $73.7 million for the nine-months ended September 30, 2005. Operating income as a percentage of net sales decreased to 27.0% for the nine-months ended September 30, 2006 from 29.4% for the nine-months ended September 30, 2005. The increase in operating income was attributable to higher gross profit. The decrease in operating income as a percentage of net sales was primarily attributable to operating expenses increasing as a percentage of net sales for the nine-months ended September 30, 2006 as compared to the nine-months ended September 30, 2005.

Interest income, net. Net interest income was $2.6 million for the nine-months ended September 30, 2006, an increase of approximately $1.9 million from net interest income of $0.7 million for the nine-months ended September 30, 2005. The increase in net interest income was primarily attributable to increased interest income earned on our invested cash balances, which have increased significantly over the past year.

Provision for Income Taxes. Provision for income taxes for the nine-months ended September 30, 2006 was $49.8 million as compared to provision for income taxes of $30.0 million for the nine-months ended September 30, 2005. The effective combined federal and state tax rate for the nine-months ended September 30, 2006 was 39.7%, which was lower than the effective tax rate of 40.4% for the nine-months ended September 30, 2005. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a decrease in state taxes due to the apportionment of sales to various states outside of California, which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which we received no tax benefit.

Net Income. Net income was $75.7 million for the nine-months ended September 30, 2006, an increase of $31.4 million 70.8% higher than net income of $44.3 million for the nine-months ended September 30, 2005. The increase in net income was attributable to the increase in gross profit of approximately $105.6 million and the increase in net interest income of approximately $1.9 million, which was partially offset by an increase in operating expenses of approximately $56.3 million and an increase in provision for income taxes of approximately $19.8 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $64.6 million for the nine-months ended September 30, 2006, as compared to $29.9 million in the comparable period in 2005. For the nine-months ended September 30, 2006, cash provided by operating activities was primarily attributable to net income earned of $75.7 million and adjustments for certain non-cash expenses consisting of $6.5 million of stock-based compensation and $1.1 million of depreciation and other amortization. In 2006, cash provided by operations also increased due to a $36.9 million increase in accounts payable, a $28.5 million increase in income taxes payable, a $12.2 million increase in deferred revenue, an $10.9 million increase in accrued liabilities, a $6.2 million increase in customer deposit liabilities and a $0.6 million decrease in prepaid income taxes. In 2006, cash provided by operating activities was reduced due to a $40.2 million increase in accounts receivable, a $49.3 million increase in inventories, a $17.1 million increase in tax benefit from exercise of stock options, a $0.8 million increase in prepaid expenses and other current assets and a $0.7 million decrease in accrued compensation. The increase in accounts receivable was attributable to increased sales volumes, as well as to increased sales to certain classes of customers who have different payment terms.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $74.5 million for the nine-months ended September 30, 2006, as compared to $7.5 million provided by investing activities in the comparable period in 2005. For the nine-months ended September 30, 2006, cash used in investing activities was primarily attributable to purchases of short-term investments, particularly available-for-sale investments. Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support the marketing and promotional activities, production equipment, computer and office equipment and furniture used for sales and administrative activities, as well as certain leasehold improvements. Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows (used in) provided by financing activities – Net cash used in financing activities was $7.8 million for the nine-months ended September 30, 2006, as compared to net cash provided by financing activities of $0.3 million for the comparable period in 2005. For the nine-months ended September 30, 2006, cash used in financing activities was primarily attributable to purchases of $27.7 million of our common stock and principal payments of long-term debt of $0.9 million in relation to capitalized lease payments made on vehicle leases entered into over the past year. The cash used in financing activities was partially offset by a $17.1 million tax benefit in connection with the exercise of certain stock options and by proceeds of $3.7 million received from the issuance of common stock.

Debt and other obligations – HBC has a credit facility from Comerica Bank (“Comerica”) consisting of a revolving line of credit. Such revolving line of credit is secured by substantially all of HBC’s assets, including accounts receivable, inventory, trademarks and certain equipment. In accordance with the provisions of the credit facility, HBC can borrow up to $7.8 million under its revolving line of credit. The revolving line of credit remains in full force and effect through June 1, 2007. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.5%, depending upon certain financial ratios maintained by HBC. We had no outstanding borrowings on this line of credit at September 30, 2006.

The terms of our line of credit contain certain financial covenants, including certain financial ratios. We were in compliance with its covenants at September 30, 2006.

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

Commitments – Purchase obligations represent commitments made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

Noncancelable contractual obligations include our obligations under our agreement with the LVMC and other commitments (see ITEM 1, Note 13, “Commitments and Contingencies”). The following represents a summary of our contractual obligations and related scheduled maturities as of September 30, 2006:

		Payments Due by Period
Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Contractual Obligations	$1,280	$780	$500	$-	$-
Capital Leases	501	496	5	-	-
Operating Leases	4,348	1,427	2,921	-	-
Purchase Commitments	18,731	5,342	13,389
	$24,860	$8,045	$16,815	$-	$-

In addition to the above obligations, pursuant to a can supply agreement between us and Rexam, dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Should we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rata basis. Our maximum liability under this agreement is $8.6 million, subject to compliance by Rexam and subject to a number of conditions.

Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that future capital expenditures are likely to be less than $10 million through September 2007. However, future business opportunities may cause a change in this estimate.

In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space will replace our existing warehouse and distribution space located in Corona, California. We plan to sublet our existing office, warehouse and distribution space for the remainder of the lease term, unless we are able to find a tenant acceptable to the landlord and the landlord agrees to the early termination of the lease.

In October 2006, we also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million located adjacent to the new leased warehouse and distribution space located in Corona, California for the purpose of constructing a new office building which will replace our existing office space in Corona, California. In the interim, we plan to sublease additional office space located near our existing corporate offices.

Seasonality

Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions. Sales of our beverage products may become increasingly subject to seasonal fluctuations as more sales occur outside of California with respect to our products. However, the energy drink category appears to be less seasonal than traditional beverages. As a percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes in and/or increased advertising, marketing and promotional expenses.

The table set forth below discloses selected quarterly data regarding sales for the nine-months ended September 30, 2006 and 2005, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Our unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.

(In thousands, except average price per case)	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Net sales	$178,647	$105,421	$454,430	$250,876
Case sales (192-ounce case equivalents)	21,176	13,983	55,286	35,646
Average price per case	$8.44	$7.54	$8.22	$7.04

See PART I, ITEM 2, “Our Business” for additional information related to the increase in sales.

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

Inventories – Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand, production availability and/or its ability to sell the product(s) concerned. Demand for the Company’s products can fluctuate significantly. Factors that could affect demand for the Company’s products include unanticipated changes in consumer preferences, general market conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated

provision required for excess and obsolete inventory.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairments were identified as of September 30, 2006.

Management believes that the accounting estimate related to impairment of its long lived assets, and its trademarks as discussed below, is a “critical accounting estimate” because: (1) the estimate is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Intangibles – Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States, as well as in a number of countries around the world. The Company also owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over 1 to 20 years.

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the third quarter of 2006, the estimated fair values of trademarks exceeded the carrying value.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their expected impact on our future cash flows.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Amounts paid to the Company by newly appointed AB Distributors for the costs of terminating certain of the Company’s prior distributors are accounted for as deferred revenue which will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

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

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport our products to our customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of the Company’s prior distributors, depreciation, and other general and administrative costs.

Stock-Based Compensation – Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of SFAS No.123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes-Merton option pricing formula to estimate the fair value of its stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

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

Inflation – We do not believe that inflation has a significant impact on our results of operations for the period presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made in this report, including certain statements made in management’s discussion and analysis, may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company’s existing credit facility, among other things. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	Matters related to or arising out of the Company’s stock option grants and procedures and related matters;
•	The impact on the Company of late SEC filings, possible delisting from Nasdaq and shareholder litigation;
•	Any other proceedings which may be brought against the Company by the SEC or other governmental agencies;

•

The outcome of the shareholder derivative actions and shareholders securities litigation filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters;

•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	The Company’s ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and the Company’s ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;
•	The introduction of new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	The Company’s ability to sustain the current level of sales of our Monster Energy® brand energy drinks;
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

•

The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans and 16-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water®, Energade®, Monster Energy®, Lost® Energy™ drinks, Joker Mad EnergyTM energy drinks and Unbound Energy® energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce cans, RumbaTM energy juice in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, sparkling orangeades and lemonades and apple cider in glass bottles and other products;

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

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission are not exhaustive. See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2005 and PART II, ITEM 1A, “RISK FACTORS,” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

At September 30, 2006, the Company’s debt consisted of amounts owed in connection with certain fixed-rate capital leases. There have been no significant changes to the Company’s exposure to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Such evaluation encompassed the results of the review of historic stock option granting practices described in Note 14 of the Notes to the Condensed Consolidated Financial Statements. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and pricipal financial officers as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – During the third quarter of 2006, a change in internal control over financial reporting was implemented relating to the documentation of stock option grants including contemporaneous documentation of the approval of stock option grants and contemporaneous preparation of stock option agreements for the grants approved (see PART I, ITEM 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Review of Historic Stock Option Granting Practices”).

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” HBC alleges that the overall appearance of Rockstar’s “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverages. Further, HBC alleges that Rockstar is infringing on other trademarks owned and used by HBC. Rockstar has denied HBC’s allegations and filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores. Hansen believes Rockstar’s counterclaims are without merit and intends to diligently defend against those counterclaims. In September 2006, the court dismissed HBC’s claims on summary judgment and Rockstar’s counterclaims were withdrawn without prejudice. Hansen has appealed the court’s decision which is currently pending before the United States Court of Appeals for the Ninth Circuit.

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. On October 5, 2006 the United States District Court for the Central District of California issued a preliminary injunction enjoining National from manufacturing, distributing, shipping, marketing, selling or offering to sell Freek energy drinks in containers that are the same or similar to the current containers or any containers confusingly similar to HBC’s current Monster Energy® trade dress. National has appealed the decision of the United States District Court for the Central District of California to grant the preliminary injunction and this appeal is currently pending before the United States Court of Appeals for the Ninth Circuit. National has filed a counter claim against HBC for injunctive relief preventing HBC and its agents from continuing to destroy “Freek” point of sale materials, disparaging “Freek” products and intentionally interfering with National’s economic and business relationships. Based on the allegations contained in the National counter claims, the Company believes the National claims are without merit. The trial in the above complaint for HBC’s claims for a permanent injunction, damages and costs, and with respect to National’s counter claims, is scheduled to begin on August 7, 2007. The ultimate outcome of this matter cannot be predicted with certainty.

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”) in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs. The hearing took place in February 2007 and was adjourned for argument to be presented to the court in June 2007.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of the California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the company misleadingly labeled its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. The company has been advised by counsel that it has valid defenses to Chavez’s class action lawsuit and intends to vigorously defend the action.

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

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company’s past stock option grants were filed by parties identifying themselves as shareholders of Hansen. These lawsuits name as defendants certain of Hansen’s current and former employees, officers and directors, and name Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of California, County of Riverside (the “State Derivative Actions”). Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California. On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, which appointed lead and local counsel and restyled the action as In re Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”). On April 16, 2007, the Alama v. Sacks lawsuit was dismissed voluntarily.

Plaintiffs in both the State Derivative Actions and the Federal Derivative Action, who purport to bring suit on behalf of the Company, have made no demand on the Board of Directors and allege that such demand is excused. The complaints in the derivative actions allege, among other things, that by improperly dating certain Hansen stock option grants, defendants breached their fiduciary duties, wasted corporate assets, unjustly enriched themselves and violated federal and California statutes. Plaintiffs seek, among other things, unspecified damages to be paid to Hansen, corporate governance reforms, an accounting, rescission, restitution and the creation of a constructive trust.

On April 4, 2007, the plaintiff in the Chandler action applied for a temporary restraining order and a preliminary injunction, seeking, inter alia, to restrain an April 20, 2007 shareholders meeting, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery. On April 6, 2007, the Superior Court of California denied plaintiff’s application for a temporary restraining order in its entirety. On April 24, 2007, the plaintiff in the Chandler action filed a motion for a preliminary injunction again seeking, inter alia, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery. On April 24, 2007, defendants filed a motion to consolidate the State Derivative Actions as well as a motion seeking to stay the State Derivative Actions. All three motions, i.e., the motion for a preliminary injunction, the motion to consolidate, and the motion to stay the proceedings, are scheduled to be heard on May 25, 2007.

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements. On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint. The Company must answer or otherwise respond to the complaint by May 24, 2007.

Based on the allegations contained in the complaints, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuits. However, the ultimate outcome of these matters cannot be predicted with certainty.

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

Securities Litigation - From November 2006 through December 2006, several plaintiffs filed shareholder class actions in the United States District Court for the Central District of California against Hansen and certain of its employees, officers and directors, entitled Hutton v. Hansen Natural Corp., et al. (No. 06-07599), Kingery v. Hansen Natural Corp., et al. (No. 06-07771), Williams v. Hansen Natural Corp., et al. (No. 06-01369), Ziolkowski v. Hansen Natural Corp., et al. (No. ED 06-01403), Walker v. Hansen Natural Corp., et al. (No. 06-08229) (the “Class Actions”). On February 27, 2007, the Class Actions were consolidated by the District Court and styled as In re Hansen Natural Corporation Securities Litigation (CV06-07599 JFW (PLAx)). The Court appointed lead plaintiff (“Lead Plaintiff”) and approved lead counsel. Lead Plaintiff filed a consolidated class action complaint on April 30, 2007. The consolidated class action complaint supersedes all previously filed class action complaints and is the operative complaint to which the Company must respond. The Company must answer or otherwise respond to the complaint by June 14, 2007. Lead Plaintiff alleges, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiffs seek an unspecified amount of damages.

Based on the allegations contained in the amended consolidated complaint, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuit. However, the ultimate outcome of this matter cannot be predicted with certainty.

SEC Inquiry - On October 26, 2006, the Company received a letter from the Staff of the Pacific Regional Office of the SEC requesting that the Company voluntarily produce certain documents and information relating to the Company’s filing of SEC Forms 4 and the Company’s stock option grant practices from January 1, 1996 to the present. The SEC subsequently agreed, in the absence of any further requests, to limit the voluntary production of certain documents and information from January 1, 2001 to the present. The Company has cooperated with the SEC and believes it has completed its production of the documents and information requested.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC, as well as matters arising out of or related to the Company’s review of its historic stock option granting practices, including the outcome of the informal inquiry commenced by the SEC, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, the outcome of the delisting proceedings, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, the outcome of the securities litigation filed against the Company, and the possibility of other private litigation relating to such stock option grants and related matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of “Historic Stock Option Practices” and “Legal Proceedings.”  These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2007, the Company held a special meeting of stockholders to approve an amendment to Section 4(a) of the 1994 Plan, which extended the time period during which grants may be made under the 1994 Plan though November 30, 2004. The stockholders approved the amendment by a vote of 51,977,232 for, 10,496,620 against, 115,816 abstaining and no broker non-votes. The Company has informed Nasdaq that such stockholder approval was obtained.

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

HANSEN NATURAL CORPORATION

Registrant

Date: May 14, 2007	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer