Form 10-K
period 2006-12-31
HANSEN NATURAL CORP
filed 2007-06-06
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1010 Railroad Street, Corona, California 92882

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code:  (951) 739 - 6200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock, $0.005 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer   ☒   Accelerated filer   ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes ☐  No ☒

The aggregate market value of the common equity held by nonaffiliates of the registrant was $3,547,763,048 computed by reference to the closing sale price for such stock on the NASDAQ Capital Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on May 16, 2007 was 90,059,124 shares.

HANSEN NATURAL CORPORATION

FORM 10-K

TABLE OF CONTENTS

Item Number
PART I

1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risks
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information

PART III

10.	Directors, Executive Officers and Corporate Governance
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions, and Director Independence
14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits, Financial Statement Schedules

Signatures

PART I

ITEM 1.                  BUSINESS

Overview

Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is at 1010 Railroad Street, Corona, California 92882 and our telephone number is (951) 739-6200.  When this report uses the words “Hansen”,  “HBC”, “the Company”, “we”, “us”, and “our”, these words refer to Hansen Natural Corporation and our subsidiaries other than Monster LDA Company (“MLDA”), unless the context otherwise requires.

We are a holding company and carry on no operating business except through our direct wholly owned subsidiaries, Hansen Beverage Company (“HBC”) which was incorporated in Delaware on June 8, 1992, and MLDA, formerly known as Hard e Beverage Company, and previously known as Hard Energy Company and as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990.  HBC generates all of our operating revenues.

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice.  We also market, sell and distribute Java Monster™ non-carbonated dairy based coffee drinks.  We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name.  We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and the Warehouse segment (“Warehouse”), whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily directly to retailers.

Corporate History

In the 1930’s, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California.  This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark.  In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Sodas®.  California Co-Packers Corporation (d/b/a/ Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name, in January 1990.  On July 27, 1992, HBC acquired the Hansen’s® brand natural soda and apple juice business from CCC.  Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing “alternative” beverage category including in particular, energy drinks. In September 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights.  In 2000, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. (“Blue Sky”), which was incorporated in Delaware on September 8, 2000, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation (“BSNBC”), under the Blue Sky® trademark.  In 2001, HBC, through its wholly-owned subsidiary Hansen Junior Juice Company, (“Junior Juice”), which was incorporated in Delaware on May 7, 2001, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. (“Pasco”) under the Junior Juice® trademark.

Industry Overview

The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling waters.  The alternative beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. According to Beverage Marketing Corporation, wholesale sales in 2006 for the alternative beverage category of the market are estimated at $22.0 billion representing a growth rate of approximately 14.5% over the estimated wholesale sales in 2005 of approximately $19.2 billion.

Reportable Segments

The Company has two reportable segments, namely DSD, whose principal products comprise energy drinks and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.  Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.”

For financial information about our reporting segments and geographic areas, refer to Note 16 of Notes to the Consolidated Financial Statements set forth in Part II, Item 8.  “Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see Item 1A. “Risk Factors” below.

Products

Natural Sodas. Hansen’s Natural Sodas® have been a leading natural soda brand in Southern California for the past 25 years.  In 2006, according to Information Resources, Inc.’s Analyzer Reports for California, our natural sodas recorded the highest sales among comparable carbonated new age category beverages measured by unit volume in the California market. Our natural sodas are available in fourteen regular flavors consisting of mandarin lime, key lime, grapefruit, raspberry, ginger ale, creamy root beer, grapefruit, vanilla cola, cherry vanilla creme, orange mango, kiwi strawberry, tropical passion, black cherry and tangerine.  In early 2001, we introduced a new line of diet sodas using Splenda® sweetener as the primary sweetener.  We initially introduced this line in four flavors: peach, black cherry, tangerine lime, and kiwi strawberry, and have since added three additional flavors: ginger ale, creamy root beer and grapefruit.  Our natural sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors, citric acid and high fructose corn syrup or, in the case of diet sodas, with Splenda® and Acesulfame-K.  We package our natural sodas in 12-ounce aluminum cans.  In 2002, we introduced a line of natural mixers in 8-ounce aluminum cans comprising club soda, tonic water and ginger ale.

In January 1999, we introduced a premium line of Signature Sodas in unique proprietary 14-ounce glass bottles.  This line was marketed under the Hansen’s® brand name, primarily through our distributor network, in six flavors.  In early 2003, we repositioned this line into lower cost 12-ounce glass packaging to market our repositioned Signature Soda line at lower price points directly to our retail customers such as grocery chains, club stores, specialty retail chains and mass merchandisers and to the health food sector through specialty and health food distributors (collectively referred to as our “direct retail customers”).  Signature Soda is available in 12-ounce glass bottles in four flavors: orange crème, vanilla crème, ginger beer and sarsaparilla.

In September 2000, we acquired the Blue Sky® natural soda business from BSNBC.  Our Blue Sky® product line comprises natural sodas, premium sodas, organic natural sodas, seltzer water, energy drinks, tea sodas and isotonic sports drinks.  Blue Sky® natural sodas are available in twelve regular flavors consisting of lemon lime, grapefruit, cola, root beer, raspberry, cherry vanilla creme, Jamaican ginger ale, black cherry, orange creme, Dr. Becker, grape and cream soda.  We also offer a premium line of Blue Sky® natural sodas which contain supplements such as ginseng.  This line is available in six flavors consisting of ginseng creme, ginseng cola, ginseng root beer, ginseng very berry creme, ginseng ginger ale, and ginseng cranberry raspberry.  During 1999, Blue Sky® introduced a line of organic natural sodas, which are available in six flavors consisting of lemon lime cream, new century cola, orange divine, ginger ale, black cherry cherish, and root beer.  We also market a seltzer water under the Blue Sky® label in three flavors: natural, lime and lemon.  In 2002, we introduced a lightly carbonated Blue Sky® energy drink in an 8.3-ounce slim can.  In 2006, we introduced a 16-ounce size of Blue Energy as well as both an 8.3-ounce and 16-ounce size of Blue Sky Juiced Energy, which is lightly carbonated and contains 50% juice.  In 2004, we introduced a new line of Blue Sky® natural tea sodas in four flavors consisting of Imperial Lime Green Tea, Peach Mist Green Tea, Pomegranate White Tea and Raspberry Red Tea.  The Blue Sky® products contain no preservatives, sodium or caffeine (other than the energy drink) or artificial coloring and are made with high quality natural flavors. Blue Sky® natural sodas, seltzer waters and tea sodas are all packaged in 12-ounce aluminum cans and are marketed primarily to our direct retail customers.  In March 2005, we introduced a new light line of Blue Sky® sodas using natural sweeteners in four flavors: cherry vanilla crème, creamy root beer, Jamaican ginger ale and wild raspberry in 12-ounce cans.  In the third quarter of 2005, we introduced a new line of Blue Sky® natural sodas with real sugar in 12-ounce cans in four flavors: cherry vanilla crème, cola, ginger ale and root beer.  In December 2005, we introduced a new line of Blue Sky® isotonic sports drinks in 16-ounce polyethylene terephthalate (“PET”) plastic bottles in three flavors: orange, lemon lime and fruit punch.

In 2001, we introduced a new line of sparkling lemonades (regular and pink) and orangeades in unique proprietary 1-liter glass bottles and towards the end of 2002, we introduced diet versions of these products. In 2003, we extended this line into unique proprietary 12-ounce glass bottles in both regular and diet versions.  This product line was marketed to our direct retail customers.  The contract packer who produced these products on our behalf underwent a change of ownership, and experienced production difficulties in 2003, and as a result we discontinued this product line.  We are currently evaluating alternative packages for this line.

In 2006, we introduced a new line of Hansen’s green tea sodas under the Hansen® brand name in 16-ounce aluminum cans that contain no preservatives, sodium, caffeine or artificial colors, in four flavors; ginger, lemon mint, tangerine and pomegranate.  We also introduced a diet version that contains no carbohydrates or sugar in three flavors; tangerine, lemon mint, ginger and in 2007, introduced an additional diet flavor, pomegranate.

Hansen’s® Energy Drinks. In 1997, we introduced a lightly carbonated citrus flavored Hansen’s® energy drink in 8.3-ounce cans in 4 packs. Our energy drink competes in the “functional” beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment.   We also offered additional functional energy drinks as well as other functional drinks including a ginger flavored d-stress® drink, an orange flavored b-well™ drink, a guarana berry flavored stamina® drink, a grape flavored power drink, and a berry flavored “slim-down” drink that contained no calories, in the same size cans.  We have since discontinued sales of such functional products. Our energy drinks contain vitamins, minerals, nutrients, herbs and supplements (collectively “supplements”).   In 2004, we offered our Hansen’s® energy drink in 16-ounce cans which has subsequently been discontinued. In 2006, we reintroduced our energy products through the Warehouse segment and introduced Hansen’s® Energy Pro™ 8.3-ounce cans in four packs. In 2001, we introduced Energade®, a non-carbonated energy sports drink in 23.5-ounce cans in two flavors, citrus and orange, and subsequently introduced a third flavor, red rocker, which we have since discontinued.  In 2001 we also introduced E2O Energy Water®, a non-carbonated lightly flavored water, in 24-ounce blue PET plastic bottles, in four flavors: tangerine, apple, berry and lemon.   We subsequently discontinued the apple flavor and introduced a green tea flavor in its place.  In 2002, we expanded our E2O Energy Water® line with four additional flavors in clear PET plastic bottles: mango melon, kiwi strawberry, grapefruit and green tea.  We have since discontinued the E2O Energy Water® line in clear PET plastic bottles.  Our Energade® and E2O Energy Water® drinks also contain different combinations and levels of supplements. At the end of 2002, we introduced a lightly carbonated diet energy drink in 8.3-ounce cans under the Hansen’s Diet Red Energy® brand name.  Our Diet Red Energy® energy drink is sweetened with Splenda® and Acesulfame-K.  We market our energy and Energade® drinks primarily through our full service distributor network.  We market our E2O Energy Water® drinks in blue bottles to our direct retail customers and are currently in the process of revaluating this line. In 2003, we introduced a new carbonated energy drink under the Hansen’s® Deuce brand name, in 16-ounce cans, but with a different flavor from our existing Hansen’s® energy drinks in 8.3-ounce cans.  We have since discontinued this product.

Monster Energy® Drinks.  In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name, in 16-ounce cans, which was almost double the size of our regular energy drinks in 8.3-ounce cans and the vast majority of competitive energy drinks on the market at that time.  Our Monster Energy® drink contains different types and levels of supplements than our Hansen’s® energy drinks and is marketed through our full service distributor network.  In 2003, we introduced a low carbohydrate (“Lo-Carb”) version of our Monster Energy® energy drink.  In 2004, we introduced 4-packs of our Monster Energy® energy drinks including our Lo-Carb version thereof and, towards the end of 2004, we launched a new Monster Energy® Assault™ energy drink in 16-ounce cans.  During the first half of 2005, we introduced our Monster Energy® drinks and Lo-Carb Monster Energy® in 24-ounce size cans as well as Monster Energy®, Lo-Carb Monster Energy® and Monster Energy® Assault™ in 8.3-ounce size cans.  In September 2005, we introduced a new Monster Energy® Khaos™ energy drink in 16-ounce cans.  Monster Energy® Khaos™ is lightly carbonated and contains 70% juice. In 2006, we introduced our Monster Energy® Assault™ and Monster Energy® Khaos™ energy drinks in 24-ounce size cans.  Also in 2006, we introduced Monster Energy® Khaos™ energy drinks in 8.3-ounce size cans.  During the first quarter 2007 we introduced a new Monster M-80™ energy drink in 16-ounce size cans. Monster M-80™ energy drinks are lightly carbonated and contain 80% juice.  We also introduced Monster Energy® energy drinks in 8-packs.

Lost® Energy™ Drinks.  In 2004, we launched a new carbonated energy drink under the Lost® brand name, in 16-ounce cans. Towards the end of 2005, we introduced a lo-carb version of Lost® under the Perfect 10™ brand name as well as a new Lost® Five-O™ energy drink, all in 16-ounce cans.  Lost® Five-O™ contains 50% juice and is lightly carbonated.  In December 2005, we introduced Lost® and Lost® Five-O™ in 24-ounce size cans.  The Lost® brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by us under exclusive license from Lost International LLC.

Rumba™ Energy Juice.  In December 2004, we launched a new non-carbonated energy juice under the Rumba™ brand name in 15.5-ounce cans.  Rumba™ energy juice is a 100% juice product that targets male and female morning beverage consumers and is positioned as a substitute for coffee, caffeinated sodas and 100% orange or other juices.

Joker Mad Energy™ Drinks.  In the first quarter of 2005, we introduced Joker Mad Energy™ energy drinks in 16-ounce cans.  Joker Mad Energy™ energy drinks come in regular, lo-carb and juice versions in 16-ounce cans.

Ace™ Energy Drinks.  In August 2006, we introduced Ace™ energy drinks in 16-ounce cans.  Ace™ energy drinks come in regular, lo-carb and juice versions in 16-ounce cans.

Unbound Energy® Drinks.  In October 2006, we acquired the Unbound Energy® trademark and assumed the production, marketing and sale of Unbound Energy® energy drinks in 16-ounce cans. We subsequently introduced lo-carb and juice versions in 16-ounce cans.

Java Monster™ Coffee Drinks. In May 2007, we launched a new non-carbonated dairy based coffee drink under the Java Monster™ brand name in 16-ounce cans.  Java Monster™ comes in three versions, “Big Black,” “Loca Moca” and “Mean Bean.”

Juice Products and Smoothies.  Our fruit juice product line includes Hansen’s® Natural Apple Juice, which is packaged in 64-ounce PET plastic bottles and 128-ounce polypropylene bottles and White Grape, White Grape Peach, Purple Grape, Orange, Pomegranate, Apple Strawberry and Apple Grape juice blends, in 64-ounce PET plastic bottles.  These Hansen’s® juice products contain 100% juice (except Pomegranate which contains 27% juice) as well as Vitamin C.  Hansen’s® juice products compete in the shelf-stable juice category.  We also offer light juices (light grape, cranberry and apple) and juice cocktails (apple medley, apple pear, apple berry and apple white grape) in 64-ounce PET plastic bottles, as well as juice cocktails (apple cranberry, apple white grape, apple berry and apple) in 32-ounce PET plastic bottles.

In March 1995, we introduced a line of fruit juice smoothie drinks in 11.5-ounce aluminum cans.  Certain flavors were subsequently offered in glass and PET plastic bottles. We have since discontinued offering smoothies in glass and PET plastic bottle packages.  Hansen’s fruit juice smoothies have a smooth texture that is thick but lighter than a nectar.  In 2006, we reformulated Hansen’s smoothies by adding more fruit purees. Hansen’s smoothies in 11.5-ounce aluminum cans now contain approximately 25% juice.  Our fruit juice smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E and represented Hansen’s entry into what is commonly referred to as the “functional” beverage category.  Hansen’s® fruit juice smoothies are available in ten flavors: strawberry banana, peach berry, mango pineapple, guava strawberry, pineapple coconut, apricot nectar, tropical passion, whipped orange, as well as the blast line comprising Island Energy Blast and Colada Energy Blast.  In 2004, we repositioned our cranberry raspberry lite smoothie as part of our new lo-carb line of smoothies.  Our lo-carb smoothie line currently consists of peach, mango and cran-raspberry flavors in 12-ounce cans.

We market the above juice and smoothie products to our direct retail customers.

Sparkling Apple Cider.  In 2002, we introduced a Sparkling Cider 100% juice drink in a 1.5- liter Magnum glass bottle.  However, due to reports of some bottles breaking, we promptly voluntarily recalled this product in the fourth quarter of 2003. We still intend to reevaluate relaunching this product once certain production issues are resolved and a suitable co-packer has been identified.

Iced Teas, Lemonades and Juice Cocktails. We introduced Hansen’s® ready-to-drink iced teas and lemonades in 1993 and juice cocktails in 1994 in 16-ounce glass bottles.   At the end of 2002, we converted this line from 16-ounce glass bottles to 16-ounce polypropylene bottles. This line was discontinued in 2006.

In 1999, we introduced a line of specialty teas in 20-ounce glass bottles, which we named our “Gold Standard” line.  This line was discontinued in 2006.

In 2006, we introduced a new line of iced teas in sleek 16-ounce wide mouth PET plastic bottles.  This line is sweetened with cane sugar and includes green tea, peach green tea, lycee green tea and pomegranate green tea.  In addition, we offer a sugar free peach green tea with sucralose and an unsweetened black tea.

Juices for Children.  In 1999, we introduced two new lines of children’s multi-vitamin juice drinks in 8.45-ounce aseptic boxes.  Each drink contains eleven essential vitamins and six essential minerals.  We introduce new flavors in place of existing flavors from time to time.  One of these two lines is a dual-branded 100% juice line named Juice Blast® that was launched in conjunction with Costco Wholesale Corporation (“Costco”) and is sold through Costco stores.  The other line was a 10% juice line named “Hansen’s Natural Multi-Vitamin Juice Slam®” that was available to all of our customers.  During 2000, we repositioned that line as a 100% juice line under the Juice Slam® name and market that line to grocery store chain customers, the health food trade, and other customers.  Both the Juice Blast® and Juice Slam® lines are marketed in 6.75-ounce aseptic boxes.  The Juice Slam® line has four flavors and the Juice Blast® line has three flavors.

In 2003 we further extended our fruit juice product line by introducing a 100% apple juice in 6.75-ounce aseptic pouches under the Apple Blasters™ brand.  In 2006 we discontinued our Apple Blasters™ product and repositioned our pouch line by introducing two Juice Slam® organic pouches in organic apple and organic fruit punch flavors.

In May 2001, we acquired the Junior Juice® beverage business.  The Junior Juice® product line is comprised of seven flavors of 100% juice in 4.23-ounce aseptic packages and is targeted at toddlers.  Six flavors of the Junior Juice® line have calcium added and all flavors have vitamin C added. The current flavors in the Junior Juice® line are apple, apple berry, orange twist, apple grape, mixed fruit, fruit punch and white grape.

In 2006, we extended the Junior Juice® line by adding organic apple and organic berry medley juice products in 4.23-ounce aseptic boxes. Each of our organic Junior Juice® products have 100% juice and contain 100% of the daily recommended allowance of vitamin C and 10% of the daily recommended allowance of calcium.

Bottled Water. Our still water products were introduced in 1993 and are primarily sold in 0.5-liter plastic bottles to the food service trade. Sales of this product line are very limited.

Fizzit™ Powdered Drink Mixes. In December 2005, we introduced a new line of vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name in both functional and vitamin and mineral formulas.  The functional formulas are offered in raspberry (joint formula), orange (immune support formula), strawberry (immune support formula) and cranberry (women’s health formula).  The vitamin and mineral formula is offered in lemon line and strawberry flavors.

During 2006, we continued to expand our existing product lines and further develop our markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

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

Manufacture and Distribution

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

We purchase concentrates, juices, flavors, supplements, cans, bottles, aseptic boxes, aseptic pouches, caps, labels, trays, boxes and other ingredients for our beverage products which are delivered to our various third party bottlers and co-packers.  Depending on the product, the third party bottlers or packers add filtered water and/or high fructose corn syrup, or sucrose, or cane sugar or Splenda® brand sweetener, Acesulfame-K and/or citric acid or other ingredients and supplements for the manufacture and packaging of the finished products into approved containers in accordance with our formulas.  In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

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

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and Canada under separate arrangements with each of such parties.  The majority of our co-packaging arrangements are on a month-to-month basis.  However, certain of our material co-packing arrangements are described below:

(a) Our agreement with Gluek Brewing Company (“Gluek”) pursuant to which Gluek packages certain of our energy drinks in 8.3-, 15.5-, 16- and 24-ounce cans.  This contract continues until August 2008 and is automatically renewed for one year periods thereafter.  Either party is entitled at any time to terminate the agreement upon 180 days prior written notice to the other party.

(b) Our agreement with Seven-Up/RC Bottling Company of Southern California, Inc. (“Seven-Up”) pursuant to which Seven-Up packages certain of our MonsterTM and Lost® Energy™ brand energy drinks and a portion of our Hansen’s Natural Sodas®.  This contract continues until March 2009.  Upon termination prior to such time we are entitled to recover certain equipment we have purchased and installed at Seven-Up’s facility.

(c) Our agreement with City Brewing Company LLC (“City Brew”) pursuant to which City Brew packages certain of our Energade® energy sports drinks and energy drinks in 16- and 24-ounce cans.  This contract continues until July 31, 2007. Either party is entitled, at any time, to terminate the agreement upon 90 days prior written notice to the other party.

(d) Our agreement with Nor-Cal Beverage Co., Inc. (“Nor-Cal”) pursuant to which Nor-Cal packages certain of our Hansen’s® juices in PET plastic bottles.  This contract continues until August 2007 and is renewable annually thereafter from year-to-year unless terminated by Hansen’s not less than 60 days before the end of the then current term.

(e) Our agreement with Whitlock Packaging, Inc. (WPI) pursuant to which WPI packages certain of our 4.23-ounce and 6.75-ounce aseptic juice beverages which include Junior Juice, Juice Slam and Juice Blast.  This contract, which commenced on January 1, 2001, is renewable annually thereafter and may be terminated by either party with not less than 60 days notice.

(f) Our agreement with Dr. Pepper Bottling Co. (“Dr. Pepper”) pursuant to which Dr. Pepper packages certain of our energy drinks in 16-ounce cans.  This contract continues until December 31, 2009 and is renewable annually thereafter, unless terminated by either party with not less than 30 days notice.

(g) Our agreement with Lucerne Foods, Inc. (“Safeway-Norwalk”) pursuant to which Safeway-Norwalk packages certain of our energy drinks in 16-ounce cans and Hansen’s Natural Sodas® in 12- ounce cans.  This contract continues until March 31, 2009 and is renewable annually thereafter unless terminated by either party not less than 6 months.

(h) Our agreement with Pri-Pak, Inc. (“Pri-Pak”) pursuant to which Pri-Pak packages certain of our energy drinks.  This contract continues indefinitely but may be terminated at any time by either party upon ninety (90) days prior written notice to the other.

(i) Our agreement with Carolina Beer & Beverage pursuant to which Carolina Beer & Beverage packages certain of our energy drinks in 8-ounce, 16-ounce and 24-ounce cans.  This contract continues until April 10, 2009 and is renewable annually thereafter, unless terminated by either party with not less than 180 days notice.

(j) Our agreement with Southeast Atlantic Beverage Corporation (“Southeast”) pursuant to which Southeast packages certain of our Monster Energy® and Lost® Energy™ brand energy drinks.  This contract continues until July 2007 and is renewable annually thereafter, unless terminated by either party not less than 180 days prior to the end of the then current term.

(k) Our agreement with Southwest Canning and Packaging, Inc. (“Southwest”) pursuant to which Southwest packages certain of our Hansen’s Natural Sodas®.  This contract continues indefinitely and is subject to termination upon 60 days written notice from either party.

(l) Our agreement with Olympic Foods, Inc. (“OFI”) pursuant to which OFI packages certain of our 4.23-ounce and 6.75-ounce aseptic juice beverages which include Junior Juice, Juice Slam and Juice Blast.  This contract continues until January 1, 2008 and is renewable annually thereafter, unless terminated by either party not less than 120 days.

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

Although our production arrangements are generally of short duration or are terminable upon request, we believe a short disruption or delay would not significantly affect our revenues since alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or within a reasonably short time period.  However, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our newer products, including Hansen’s® brand energy drinks in 8.3-ounce cans, aseptic juice products, Energade® in 24-ounce cans, teas in 16-ounce PET/plastic bottles, Monster Energy®, Lost® Energy™, RumbaTM, Joker Mad EnergyTM, Ace™, Unbound Energy® energy drinks in 8.3-, 15.5-, 16-, and 24-ounce cans and Java Monster™ coffee drinks in 16-ounce cans. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all.  Consequently, a disruption in production of such products could affect our revenues.  We continue to seek alternative and/or additional co-packing facilities in the United States or Canada with adequate capacity for the production of our various products to minimize the risk of any disruption in production.

On April 28, 2006, HBC entered into a distribution agreement with Cadbury Bebidas, S.A. de C.V. (“Cadbury Bebidas”), for exclusive distribution by Cadbury Bebidas throughout Mexico, excluding Baja California, of our Monster Energy® and Lost® EnergyTM energy products.

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy®  brand energy drinks, as well as additional products that may be agreed between the parties.  We intend to continue building our national distributor network primarily with select AB distributors as well as with our sales force throughout 2007 to support and grow the sales of our products.

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable payments totaling $20.9 million were made to the Company by such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors through December, 31, 2006. Such receipts have been accounted for as deferred revenue in the accompanying consolidated balance sheet as of December 31, 2006 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.

As of December 31, 2006, amounts totaling $3.3 million had been paid to the Company by certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2006.

Through December 31, 2006, the Company incurred termination costs amounting to $12.7 million in aggregate to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the year ended December 31, 2006. Certain amounts totaling $7.0 million included in such termination costs were not paid to our prior distributors before the end of our fiscal year and are therefore included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

On February 8, 2007, HBC entered into the On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

On March 1, 2007, HBC entered into a distribution agreement with Pepsi-QTG Canada, a division of PepsiCo Canada, ULC (“Pepsi Canada”), for the exclusive distribution by Pepsi Canada throughout Canada of our Monster Energy®, Lost® EnergyTM, Hansen’s® and Joker Mad Energy™ energy products.

Distribution levels vary from state to state and from product to product.  Certain of our products are sold in Canada and Mexico.  We also sell a limited range of our products to distributors outside of the United States, including in the Caribbean, Central and South America, Japan, Korea, and Saudi Arabia.

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

We continue to endeavor to reduce our inventory levels.

During 2006, we continued to expand distribution of our natural sodas and smoothies outside of California.  We expanded our national sales force to support and grow sales, primarily of Monster Energy® drinks, Lost® EnergyTM, AceTM, Unbound Energy®, and Joker Mad EnergyTM energy drinks, RumbaTM energy juice and Energade® energy sports drinks and we intend to continue to build such sales force in 2007.

Our Blue Sky® products are sold primarily to the health food trade, natural food chains and mainstream grocery store chains, through specialty health food distributors.

During 2004, we entered into exclusive contracts with the State of California (“State”) Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch (“DHS”) to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004 and were due to expire in July 2007.  The parties have mutually agreed to extend the contracts until July 11, 2008.

Under these contracts Hansen’s is the exclusive supplier for both Apple Juice and for the blended juice category, a new WIC category, initially with our 100% Apple Grape Juice.  During 2005, our Apple Strawberry Juice was approved within the blended juice category and became eligible for redemption under the WIC contract in addition to our 100% Apple Grape Juice.  The WIC contracts have expanded the distribution of Hansen’s juices, resulting in increased exposure for the Hansen’s® brand.  WIC-approved items are stocked by the grocery trade and by WIC-only stores.  Products are purchased by WIC consumers with vouchers given by the DHS to qualified participants.

Our principal warehouse and distribution center and corporate offices relocated to our current facility in October 2000.  In January 2004, we leased an additional warehouse facility in Corona, California to consolidate additional space that had been leased by us on short term leases from time to time to meet our increased warehousing needs due to increases in both sales volumes and products and terminated two short term leases concerned. This facility was subsequently sublet on April 1, 2007. In June 2006, the Company leased additional warehouse and office space in Corona, California for a one-year period. In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space also located in Corona, California.  This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options.  The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space will replace our existing warehouse and distribution space located in Corona, California. We plan to sublet our existing office, warehouse and distribution space for the remainder of the lease term, unless we are able to find a tenant acceptable to the landlord and the landlord agrees to the early termination of the lease.

In October 2006, we also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, located adjacent to the newly leased warehouse and distribution space in Corona, California for the purpose of constructing a new office building which will replace our existing office space in Corona, California. In the interim, we have leased additional office space located near our existing corporate offices.  (See “Part I Item 2 – Properties”).

Raw Materials and Suppliers

The principal raw materials used by us are aluminum cans, glass bottles and PET plastic bottles as well as juices, high fructose corn syrup, sucrose and sucralose, the costs of which are subject to fluctuations.  Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase.  The prices of PET plastic bottles and aluminum cans increased significantly in 2006 and again in 2007. The prices of high fructose corn syrup, sucrose and certain juice concentrates, including apple, increased in 2006 and certain of these ingredients continued to increase in 2007.  These increased costs, together with increased costs primarily of energy, gas and freight, resulted in increases in certain product costs which are ongoing and are expected to continue to exert pressure on our gross margins in 2007.  We are uncertain whether the prices of these or any other raw materials or ingredients will continue to rise in the future.

Generally, raw materials utilized by us in our business are readily available from numerous sources.  However, certain raw materials are manufactured by only one company.  Sucralose, which is used alone or in combination with Acesulfame-K in the Company’s low-calorie products, is purchased by us from a single manufacturer.  Certain of our cans are only manufactured by a single company in the United States.

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

Over the past five years we have experienced substantial competition from new entrants in the energy drink category.  A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements, Arizona and Fuse, have added supplements to their products with a view to marketing their products as “functional” or “energy” beverages or as having functional benefits.  We believe that many of those products contain lower levels of supplements and principally deliver refreshment.  In addition, many competitive products are positioned differently than our energy or functional drinks.  Our smoothies and tea lines are positioned more closely against those products.

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands.  Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, PepsiCo, Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation.  Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Our natural sodas compete directly with traditional soda products including those marketed by The Coca-Cola Company, PepsiCo, Inc. and Cadbury Schweppes plc, as well as with carbonated beverages marketed by smaller or primarily local companies such as Jones Soda Co., Clearly Canadian Beverage Company, Crystal Geyser, J.M. Smucker Company and with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Our fruit juice smoothies compete directly with Kern’s, Jumex, Jugos del Valle and Libby’s nectars, V8 Smoothies, as well as with single serve juice products produced by many competitors.  Such competitive products are packaged in glass and PET bottles ranging from 8- to 48-ounces in size and in 11.5-ounce aluminum cans.  The juice content of such competitive products ranges from 1% to 100%.

Our apple and other juice products compete directly with Tree Top, Mott’s, Martinelli’s, Welch’s, Ocean Spray, Tropicana, Minute Maid, Langers, Apple and Eve, Seneca, Northland and also with other brands of apple juice and juice blends, especially store brands.

Our energy drinks, including Hansen’s® energy, Diet Red, Monster Energy®, Lost® Energy™, Joker Mad Energy™, Ace™ Energy, Unbound Energy® and Rumba™ energy juice in 8.3-, 15.5-, 16- and 24-ounce cans, compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, 180, Extreme Energy Shot, Red Devil, Rip It, NOS, Boo Koo, and many other brands.  The Coca-Cola Company and PepsiCo Inc. also market and/or distribute additional products in that market segment such as Mountain Dew, Mountain Dew MDX and Vault.

Our Java Monster™ coffee drinks compete directly with Starbucks Frappuccino and other coffee drinks, Cinnabon coffee drinks and Godiva dairy based drinks.

Our E2O Energy Water® and still water products compete directly with Vitamin Water, Propel, Dasani, Aquafina, Fruit2O, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Dannon, and other brands of flavored water and still water, especially store brands.

Sales and Marketing

Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all our beverages and drink mixes.  We use our branded vehicles and other promotional vehicles at events at which we distribute our products to consumers for sampling.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products including advertising, in store promotions and in store placement of point of sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCA’s as well as of extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Alan Pflueger Desert Racing Team, Kenny Bernstein Drag Racing Team, extreme sports figures and athletes, sporting events such as the Monster Energy® Pipeline Pro Surfing competition, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, and also participate in product demonstrations, food tasting and other related events.  Posters, print, radio and television advertising together with price promotions and coupons, may also be used to promote our brands.

Additionally, in 2003 we entered into a multi-year sponsorship agreement to advertise on the new Las Vegas Monorail (“Monorail Agreement”) with the Las Vegas Monorail Company (“LVMC”) which includes the right to vend our Monster Energy® drinks and natural sodas on all stations.  The initial term of the Monorail Agreement commenced on January 1, 2005 and has been renewed annually thereafter.  We have renewed the agreement for 2007 but at a lower annual rate.

We believe that one of the keys to success in the beverage industry is differentiation such as making Hansen’s® products visually distinctive from other beverages on the shelves of retailers.  We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique.  The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time.

Where appropriate we partner with retailers to assist our marketing efforts.  For example, while we retain responsibility for the marketing of the Juice Slam® line of children’s multi-vitamin juice drinks, Costco has undertaken partial responsibility for the marketing of the Juice Blast® line.

We increased expenditures for our sales and marketing programs by approximately 50% in 2006 compared to 2005.  As of December 31, 2006, we employed 591 employees in sales and marketing activities, of which 231 were employed on a full-time basis.

Customers

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers.  Sales to our various customer types for 2006 are reflected below.  The allocations below reflect changes made by the Company to the categories historically reported.

Retail Grocery, specialty chains and wholesalers	12%
Club stores, drug chains & mass merchandisers	14%
Full service distributors	69%
Health food distributors	2%
Other	3%

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Costco, Kroger, Safeway and Albertsons.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 19%,18% and

13% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 12% of our net sales for the year ended December 31, 2006.

Seasonality

Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes.  The volume of sales in the beverage business may be affected by weather conditions.  Sales of our beverage products may become increasingly subject to seasonal fluctuations as more sales occur outside of California with respect to our products.  However, the energy drink category appears to be less seasonal than traditional beverages.  As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated.  Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of sales of our finished products and changes in and/or increased advertising, marketing and promotional expenses.

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

We own the Hansen’s® trademark.  This trademark is crucial to our business and is registered in the U.S. Patent and Trademark Office and in various countries throughout the world. We own a number of other trademark registrations including, but not limited to, A New Kind a Buzz®,Unleash the Beast!®, Hansen’s Energy®, Blue Energy®, Energade®, Hansen’s E2O Energy Water®, Hansen’s Slim Down®, Power Formula®, The Real Deal®, Liquidfruit®, California’s Natural Choice®, Medicine Man®, Hansen’s Power®, B·Well®, Anti-ox®, D-stress®, Stamina®, Defense®, Immunejuice®, Hansen’s Natural Multi-Vitamin Juice Slam®, Juice Blast®, Red Rocker®, Monster Energy®, M (stylized)®, M Monster Energy® and Hansen’s Natural Soda® in the United States and, the Monster®, Monster Energy®, M(stylized)®, Hansen’s® and Smoothie® trademarks in a number of countries around the world.

We have applied to register a number of trademarks in the United States and elsewhere including, but not limited to, Monster™, Monster Energy™, M(stylized)™, Assault™, Energy Pro™, Khaos™, Monster M-80™, Predator™, M Monster Mutant™, Joker Mad Energy™, Ace™, Rumba™, Fizzit™ and Fizz Bomb™, Java Monster™, Mean Bean™, Java Monster Big Black™, Loca Moca™ and The Juice is Loose™.

In September 2000, in connection with the acquisition of the Blue Sky Natural Beverage business, we acquired the Blue Sky® trademark which is registered in the United States and Canada, through our wholly owned subsidiary Blue Sky.

In May 2001, in connection with the acquisition of the Junior Juice beverage business, we acquired the Junior Juice® trademark, which is registered in the United States, through our wholly owned subsidiary Junior Juice.

In October 2006, we acquired the Unbound Energy® trademark which is registered in the United Sates.

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

Employees

As of December 31, 2006, we employed a total of 748 employees of which 377 were employed on a full-time basis.  Of our 748 employees, we employ 157 in administrative and operational capacities and 591 persons in sales and marketing capacities.  We have not experienced any work stoppages and we consider relations with our employees to be good.

Compliance with Environmental Laws

In California, we are required to collect redemption values from our customers and to remit such redemption values to the State of California Department of Conservation based upon the number of cans and bottles of certain carbonated and non-carbonated products sold.  In certain other states and Canada where Hansen’s® products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective state agencies based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

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

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Part II, Item 9A. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.

Part II, Item 9A reports our changes in internal control over financial reporting relating to the documentation of stock option grants. We cannot assure that these efforts will be successful and we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports and increased expenses arising from such matters.

Legal proceedings related to our historical stock option grant practices and other issues may significantly harm our business.

Several lawsuits have been filed against us and current officers and members of the Board of Directors in connection with our prior stock option practices. These lawsuits are described more fully in Part I, Item 3. “Legal Proceedings” and in Part II, Item 8, Note 10 to our consolidated financial statements contained in this Form 10-K. Defending these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. From time to time, we may become involved in other litigation or other proceedings. Matters arising out of or related to our review of historic stock option granting practices, including the outcome of the informal inquiry commenced by the SEC, any other proceedings which may be brought against us by the SEC or other governmental agencies, the outcome of our delisting proceedings and the outcome of litigation could possibly harm our future results of operations or financial condition due to expenses we may incur to defend ourselves or the ramifications of an adverse decision.

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

We derive a substantial portion of revenues from our energy drinks and competitive pressure in the “energy drink” category could adversely affect our operating results.

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment which comprises primarily energy drinks, represented 85% of net sales for the year ended December 31, 2006.  Any decrease in the sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category.  Our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, 180, Extreme Energy Shot, Red Devil, Rip It, Nos, Boo Koo and many other brands.  A number of companies who market and distribute iced teas and juice cocktails in different packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements, Arizona, Fuse, and Vitamin Water, have added supplements to their products with a view to marketing their products as “functional” or “energy” beverages or as having functional benefits.  In addition, certain large companies such as The Coca-Cola Company and PepsiCo Inc. market and/or distribute products in that market segment such as Mountain Dew, Mountain Dew MDX, and Vault.  Competitive pressures in the energy drink category could impact our revenues or we could experience price erosion or lower market share, any of which could have a material adverse affect on our business and results.

Change in consumer preferences may reduce demand for some of our products.

There is increasing awareness and concern for the health consequences of obesity.  This may reduce demand for our non-diet beverages, which could affect our profitability.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages.  In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future.  Additionally, many of our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations.  Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change.  The beverages we currently market are in varying stages of their lifecycles and there can be no assurance that such beverages will become or remain profitable for us.  The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences.  We may be unable to achieve volume growth through product and packaging initiatives.  We also may be unable to penetrate new markets.  If our revenues decline, our business, financial condition and results of operations will be adversely affected.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers.  Although our production arrangements are generally of short duration or are terminable upon request, in the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period.  In addition, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our products, including Hansen’s® brand energy drinks in 8.3-ounce and 16-ounce cans, our PET tea line, aseptic juice products, juices in 64-ounce PET plastic bottles, Energade®, Monster Energy®, Lost® Energy™, Ace™, Unbound Energy®, RumbaTM and Joker Mad EnergyTM energy drinks in 8.3-, 15.5-, 16-, and 24-ounce cans, Java MonsterTM coffee drinks in 16-ounce cans and other products.  There are also limited shrink sleeve labeling facilities available to us in the United States with adequate capacity for our E2O Energy Water®.  A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.  Consequently, a disruption in production of such products could adversely affect our revenues.

We rely on bottlers and distributors to distribute our DSD products.  If we are unable to secure such bottlers and distributors and/or we are unable to maintain good relationships with our existing bottlers and distributors, our business could suffer.

We continually seek to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations.  Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products (both alcoholic and non-alcoholic), including energy drinks.  In many cases, such products compete directly with our products.

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

Two customers accounted for approximately 19% and 12% of the Company’s net sales for the year ended December 31, 2006, respectively. One customer accounted for approximately 18% and 13% of the Company’s net sales for the years ended December 31, 2005 and 2004, respectively.  A decision by either customer, or any other large customer, to decrease the amount purchased from the Company or to cease carrying the Company’s products could have a material adverse effect on the Company’s financial condition and consolidated results of operations.

We have exclusive contracts with the State of California (“State”) Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch (“DHS”) to supply 100% apple juice and 100% blended juice, in 64-ounce PET plastic bottles. The contracts are each for a period of three years with a further one-year extension option to be mutually agreed between Hansen’s and the State of California. The parties have mutually agreed to extend the contracts until July 11, 2008. There is no certainty whether we will be successful in securing any new future WIC contracts with the State.  If we are unsuccessful in securing new future WIC contracts with the State, our revenues from those products could be materially adversely affected.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.

The principal raw materials used by us comprise aluminum cans, glass bottles and PET plastic bottles as well as juices, high fructose corn syrup, sucrose and sucralose, the costs of which are subject to fluctuations.  Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase.  The prices of PET plastic bottles and aluminum cans increased in 2006 and again in 2007. The prices of high fructose corn syrup, sucrose and certain juice concentrates, including apple, increased in 2006 and certain of these ingredients continued to increase in early 2007. These increased costs, together with increased costs primarily of energy and gas and freight resulted in increases in certain product costs which are ongoing and are expected to continue to exert pressure on our gross margins in 2007.  In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases.  We are uncertain whether the prices of any of the above or any other raw materials or ingredients will continue to rise in the future and whether we will be able to pass any of such increases on to our customers.

In addition, some of these raw materials, such as a sucralose and certain sizes of cans, are available from a limited number of suppliers.  Sucralose, which is used in many of the Company’s products including the Company’s low-calorie products, is purchased by us from a single manufacturer. While we believe that our 2007 sucralose volume allocation will be sufficient to meet the demand for our products that contain sucralose, we may need to reformulate certain of those products that contain sucralose with alternative sweetener systems to avoid an interruption in supply of those products, should the need arise.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, PET plastic bottles, cans, glass, labels, sucralose, flavors, supplements, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis.  Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.  We do not use hedging agreements or alternative instruments to manage this risk.

The costs of packaging supplies are subject to price increases from time to time and we may be unable to pass all or some of such increased costs on to our customers.

The majority of our packaging supplies contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as resin for PET bottles, aluminum for cans, pulp for cartons and/or trays.  These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier.  Accordingly, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk.  If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

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

Our success depends on our ability to maintain and build brand image for our existing products, new products and brand extensions. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preferences.  Product quality issues, real or imagined, or allegations of product contamination, even if fake or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.  We may be required from time to time to recall products entirely or from specific co-packers, markets or batches.  Product recalls could adversely affect our profitability and our brand image.  We do not maintain recall insurance.

While we have to date not experienced any credible product liability litigation, there is no assurance that we will not experience such litigation in the future.  In the event we were to experience product liability claims or a product recall, our financial condition and business operations could be materially adversely effected.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailer’s inventory levels are too high, our operating results will be adversely affected.

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.  If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products.  If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

If we are not able to retain the full-time services of senior management there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management.  We do not maintain key person life insurance for any members of our senior management.  We currently have employment agreements with Mr. Sacks and Mr. Schlosberg which end on December 31, 2008.  The loss of services of either of these persons or any other key members of our senior management could adversely affect our business until suitable replacements can be found.  There may be a limited number of personnel with the requisite skills to serve in these positions and we may be unable to locate or employ such qualified personnel on acceptable terms.

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

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results.  New accounting standards could be issued that could change the way we record revenues, expenses, assets and liabilities.  These changes in accounting standards could adversely affect our reported earnings.  Increases in direct and indirect income tax rates could affect after tax income.   Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers) could affect our products’ affordability and reduce our sales.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons and many other factors, many of which are beyond our control.  We may be unable to achieve analysts’ earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others.  There can be no assurance that the Company will achieve projected levels or mixes of product sales. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control.  Furthermore, on May 16, 2007, Mr. Sacks and Mr. Schlosberg together may be deemed to control a maximum of 21.8% of our outstanding common stock.  Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control on matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and approving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Our corporate offices and main warehouse are currently located at 1010 Railroad Street, Corona, California 92882. Our lease for this facility expires in October 2010.  The area of the facility is approximately 141,000 square feet.  Additionally, in January 2004 we entered into a lease for additional warehouse space in Corona, California.  The area of this facility is approximately 80,000 square feet.  This lease will expire at the end of March 2008 with an option to extend the lease until October 2010. This facility was subsequently sublet on April 1, 2007.  In June 2006, the Company leased additional warehouse and office space in Corona, California for a one year period.

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

In October 2006, we also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, located adjacent to the new leased warehouse and distribution space located in Corona, California for the purpose of constructing a new office building which will replace the Company’s existing office space in Corona, California.  In the interim, we have leased additional office space located near our existing corporate offices.

We also rent additional warehouse space on a short-term basis from time to time in public warehouses situated throughout the United States and Canada.

ITEM 3.              LEGAL PROCEEDINGS

Litigation - In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”), for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy®  trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.”  HBC alleges that the overall appearance of Rockstar’s “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverages.  Further, HBC alleges that Rockstar is infringing on other trademarks owned and used by HBC.  Rockstar has denied HBC’s allegations and filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores.  Hansen believes Rockstar’s counterclaims are without merit and intends to diligently defend against those counterclaims.  In September 2006, the court dismissed HBC’s claims on summary judgment and Rockstar’s counterclaims were withdrawn without prejudice.  Hansen has appealed the court’s decision which is currently pending before the United States Court of Appeals for the Ninth Circuit.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The hearing took place in February 2007 and was adjourned for argument to be presented to the court in June 2007.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  The company has been advised by counsel that it has valid defenses to Chavez’s class action lawsuit and intends to vigorously defend the action.

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

On April 4, 2007, the plaintiff in the Chandler action applied for a temporary restraining order and a preliminary injunction, seeking, inter alia, to restrain an April 20, 2007 shareholders meeting, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery.  On April 6, 2007, the Superior Court of California denied plaintiff’s application for a temporary restraining order in its entirety.  On April 24, 2007, the plaintiff in the Chandler action filed a motion for a preliminary injunction again seeking, inter alia, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery. On April 24, 2007, defendants filed a motion to consolidate the State Derivative Actions as well as a motion seeking to stay the State Derivative Actions.  By stipulation that was so ordered by the Court on May 25, 2007, the parties agreed to resolve the April 24, 2007 motions as follows: (i) the Chandler and Plotkin actions are now consolidated; (ii) the consolidated State Derivative Actions are stayed for all purposes until February 29, 2008; and (iii) the motion for a preliminary injunction has been withdrawn and may not be refiled while the stay is pending.

On April 16, 2007, the Alama v. Sacks lawsuit filed in California Superior Court was voluntarily dismissed.  On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978).

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements.  On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On May 30, 2007, the District Court, while noting that it still found that plaintiffs’ application for a temporary restraining order “bordered on the frivolous,” declined to impose sanctions against plaintiffs’ law firm. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint. The Company must answer or otherwise respond to the complaint by June 11, 2007.

Based on the allegations contained in the complaints, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuits.  However, the ultimate outcome of these matters cannot be predicted with certainty.

Securities Litigation - From November 2006 through December 2006, several plaintiffs filed shareholder class actions in the United States District Court for the Central District of California against Hansen and certain of its employees, officers and directors, entitled Hutton v. Hansen Natural Corp., et al. (No. 06-07599), Kingery v. Hansen Natural Corp., et al. (No. 06-07771), Williams v. Hansen Natural Corp., et al. (No. 06-01369), Ziolkowski v. Hansen Natural Corp., et al. (No. ED 06-01403), Walker v. Hansen Natural Corp., et al. (No. 06-08229) (the “Class Actions”).  On February 27, 2007, the Class Actions were consolidated by the District Court and styled as In re Hansen Natural Corporation Securities Litigation (CV06-07599 JFW (PLAx)).  The Court appointed Jason E. Peltier as lead plaintiff

(“Lead Plaintiff”) and approved lead counsel.  Lead Plaintiff filed a consolidated class action complaint on April 30, 2007.  The consolidated class action complaint supersedes all previously filed class action complaints and is the operative complaint to which the Company must respond. The Company must answer or otherwise respond to the complaint by June 25, 2007.  Lead Plaintiff alleges, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period.  Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices.  Plaintiffs seek an unspecified amount of damages.

Based on the allegations contained in the amended consolidated complaint, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuit.  However, the ultimate outcome of this matter cannot be predicted with certainty.

SEC Inquiry - On October 26, 2006, the Company received a letter from the Staff of the Pacific Regional Office of the Securities and Exchange Commission (the “SEC”) requesting that the Company voluntarily produce certain documents and information relating to the Company’s filing of SEC Forms 4 and the Company’s stock option grant practices from January 1, 1996 to the present.   The SEC subsequently agreed, in the absence of any further requests, to limit the voluntary production of certain documents and information from January 1, 2001 to the present.  The Company has cooperated with the SEC and believes it has completed its production of the documents and information requested in the October 26, 2006 letter.

Except as described above, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is subject, other than ordinary and routine litigation incidental to our business.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2006, the Company held a special meeting of stockholders for the following purposes:  (1) to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.005 per share, from 30,000,000 (pre-split) to 120,000,000 (post-split); and (2) to approve an amendment to the Company’s 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 pre-split; 6,000,000 post-split (see Part II, Item 8, Notes 1 and 12 to our consolidated financial statements contained in this From 10-K). The stockholders approved the increase in the number of authorized shares and the amendment to the Company’s 2001 Stock Option Plan.

The annual meeting of stockholders of the Company was held on November 10, 2006.  At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Withheld
Rodney C. Sacks	67,477,688	17,816,862
Hilton H. Schlosberg	66,570,408	18,724,142
Benjamin M. Polk	67,240,983	18,053,567
Norman C. Epstein	80,210,176	5,084,374
Harold C. Taber, Jr.	79,732,948	5,561,602
Mark S. Vidergauz	65,720,322	19,574,228
Sydney Selati	82,881,289	2,413,261

In addition, at the meeting our stockholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the year ended December 31, 2006, by a vote of 84,784,685 for, 323,722 against, 186,141 abstaining and zero broker non-votes.

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

PART II

ITEM 5.           MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and is quoted on the Nasdaq Capital Market under the symbol “HANS”.  As of May 16, 2007, there were 90,059,124 shares of the Company’s common stock outstanding held by approximately 411 holders of record.

Stock Price and Dividend Information

The following table sets forth high and low bid closing quotations of our common stock for the periods indicated (as adjusted for the stock split that occurred on July 7, 2006 and the stock split that occurred on August 8, 2005) (see Part II, Item 8, Note 1 to our consolidated financial statements contained in this Form 10-K):

Year Ended December 31, 2007	High	Low
First Quarter	$42.24	$32.50

Year Ended December 31, 2006	High	Low
First Quarter	$31.72	$19.40
Second Quarter	$50.53	$30.29
Third Quarter	$52.72	$26.06
Fourth Quarter	$35.57	$24.75

Year Ended December 31, 2005	High	Low
First Quarter	$7.50	$4.19
Second Quarter	$10.77	$6.66
Third Quarter	$13.43	$10.12
Fourth Quarter	$21.68	$10.50

The quotations for the common stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and bid quotations may not necessarily represent actual transactions and “real time” sale prices.  The source of the bid information is the NASDAQ Stock Market, Inc.

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	12,534,450	$5.17	6,902,450

Equity compensation plans not approved by stockholders	—	—	—

Total	12,534,450	$5.17	6,902,450

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:(1)

(1) Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2001.  The Company’s new self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Leading Brands, Inc., Jones Soda Company and Cott Corporation. The Company’s old self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Triarc Companies, Inc., Leading Brands, Inc., Cott Corporation and Northland Cranberries (acquired by Sun Northland LLC in November 2005).

ITEM 6.             SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 2002 through 2006 and the balance sheet data as of December 31, for the years indicated, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K.

(in thousands, except per share information)	2006	2005	2004	2003	2002
Gross sales*	$696,322	$415,417	$224,098	$135,655	$112,885

Net sales	$605,774	$348,886	$180,341	$110,352	$92,046

Gross profit	$316,594	$182,543	$83,466	$43,775	$32,032

Gross profit as a percentage to net sales	52.3%	52.3%	46.3%	39.7%	34.8%
Operating income	$158,579	$103,443	$33,886	$9,826	$5,293

Net income	$97,949	$62,775	$20,387	$5,930	$3,029

Net income per common share
Basic	$1.09	$0.71	$0.24	$0.07	$0.04
Diluted	$0.99	$0.65	$0.22	$0.07	$0.04

Total assets	$308,372	$163,890	$82,022	$47,997	$40,464

Long-term debt	$303	$525	$583	$602	$3,837

Stockholders’ equity	$225,084	$125,509	$58,571	$35,050	$28,371

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principals in the United States of America (“GAAP”), and should not be used alone as an indicator of operating performance in place of net sales.  Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by the Company’s internal reporting requirements.  However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance.  The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of the Company’s operating performance.  Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers (See “Part II, Item 7 - Results of Operations”).

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to – and should be read in conjunction with – our financial statements and the accompanying notes (“Notes”) included in Part II, Item 8 of this Form 10-K.  This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

•                  Review of Historic Stock Option Granting Practices – a discussion of our review of historic stock option granting practices and related findings.

•                  Nasdaq Proceedings – a discussion of our Nasdaq proceedings.

•                  Our Business – a general description of our business; the value drivers of our business; and opportunities and risks;

•                  Results of Operations – an analysis of our consolidated results of operations for the three years presented in our financial statements;

•                  Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;

•                  Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;

•                  Sales – details of our sales measured on a quarterly basis in both dollars and cases;

•                  Inflation – information about the impact that inflation may or may not have on our results;

•                  Forward Looking Statements – cautionary information about forward looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the company’s historical results or our current expectations or projections; and

•                  Market Risks – Information about market risks and risk management.  See (“Forward Looking Statements” and “Part II, Item 7A. - Qualitative AND Quantitative Disclosures About Market Risks”).

Review of Historic Stock Option Granting Practices

On October 26, 2006, we received a letter from the Staff of the Pacific Regional Office of the SEC requesting that we voluntarily produce certain documents and information relating to the filing of SEC Forms 4 and our stock option granting practices from January 1, 1996 to the present.  The SEC subsequently agreed, in the absence of any further requests, to limit the voluntary production of certain documents and information from January 1, 2001 to the present.  We have cooperated with the SEC and believe that we have completed our production of the documents and information requested in the October 26, 2006 letter.

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

Additionally, we identified one grant where there was an error in the application of APB No. 25 related to a grant modification given to a non-executive employee in fiscal 2001 and a separate error in the application of SFAS No. 123(R), related to the cancellation of a grant to a non-executive employee in 2006.  The pre-tax compensation adjustment for these two grants is approximately $1.0 million which should have been recorded within operating expenses over the period January 1, 2001 through June 30, 2006.

As a result of the issues discussed above regarding our past stock option practices, certain of our option grants that were previously characterized as Incentive Stock Options in accordance with Internal Revenue Code Section 422 (“ISO’s”) will be considered to be non-qualified stock options.

The unintentional accounting errors arising from the items discussed above caused non-cash compensation expense together with related employment tax expenses to be understated by a cumulative amount of $1.3 million ($1.0 million net of income tax) over the period January 1, 2001 through June 30, 2006. We have concluded that the impact of these errors is not material to our historical consolidated financial statements for any previously reported period. A correcting entry to record the cumulative impact of these errors was recorded during the fiscal year ended December 31, 2006. The Company also does not consider the adjustment to be material to the fiscal year ended December 31, 2006. The adjustments increased other operating expenses by $1.3 million and reduced provision for income taxes by $0.3 million, which resulted in a $1.0 million reduction in net income. The adjustment also had the effect of increasing non-current deferred tax assets by $0.05 million and reducing additional paid-in capital by $0.2 million at December 31, 2006.

The Special Committee also found that during the time period covered by its review, internal accounting controls relating to our stock option granting process were inadequate, specifically control deficiencies related to the process of documenting the approval of stock option grants and the financial accounting in connection with certain option grants.

In the summer of 2006, our internal audit department performed an analysis of certain aspects of our process for granting stock options. During that time, management implemented improvements relating to the documentation of stock option grants. These improvements included contemporaneous documentation of the approval of stock option grants and contemporaneous preparation of stock option agreements for the grants approved. Such practices were implemented during the quarter ended September 30, 2006. Additionally, beginning the second quarter of 2006, the accounting department implemented new procedures to review and verify the accuracy of grant prices. During the fourth quarter of 2006, the Company also implemented additional procedures for the communication and recording of modifications and cancellations of stock option grants.

Effective January 1, 2007, we implemented new written procedures regarding the granting of stock options. Under these new procedures, the Compensation Committee of the Board of Directors (“Compensation Committee”) has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (“Executive Committee”) each independently has the authority to grant awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. For purposes of these procedures, a new hire means: (i) an employee who is commencing employment with the Company or its subsidiaries; or (ii) an employee who is receiving a promotion to a new position with the Company or one of its subsidiaries. The grant date of any award to a new hire shall be the first day that The Nasdaq Stock Market (“Nasdaq”) is open in the calendar month following the employee’s commencement of employment or the date of the employee’s promotion (as the case may be).  Other than awards to new hires, awards may only be granted at a single meeting held during the last two weeks of May and November of each year. The grant date of any award granted at a May or November meeting shall be the first day that Nasdaq is open in June following such May meeting, or December following such November meeting (as the case may be). The new procedures also require certain same day documentation. The Special Committee found that the above described procedures constitute “best practices.” The Compensation Committee will review and approve stock option awards to our named executive officers (“NEOs”) based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s long term incentives and retention considerations.

Nasdaq Proceedings

On November 15, 2006, we received a Nasdaq Staff Determination letter from Nasdaq stating that because we had not yet filed our Form 10-Q for the quarter ended September 30, 2006, we were not in compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14), and that our securities are, therefore, subject to delisting from the Nasdaq Capital Market. We made a request for a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”).

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

The Panel hearing was held on January 25, 2007.  The Panel granted our request for continued listing of our securities on The Nasdaq Stock Market. Our continued listing is subject to certain conditions, including: (1) on or about March 26, 2007, we were required to submit to Nasdaq a copy of our final investigatory report or were required to respond to Nasdaq questions regarding the Special Committee’s investigation of option grants; (2) on or before May 1, 2007, we were required to inform the Panel that we had obtained stockholder approval for the granting of the out-of-plan option grant, or had unwound the option grant; and (3) on or before May 14, 2007, we were required to file our Form 10-Q for the quarter ended September 30, 2006.

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

On May 16, 2007, we received an additional Nasdaq Staff Determination letter from Nasdaq stating that because we had not yet filed our Form 10-Q for the quarter ended March 31, 2007, we are not in compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14), and that this filing delinquency serves as an additional basis for delisting us from Nasdaq.

We have met conditions (1), (2) and (3) of the Panel’s decision relating to our request for continued listing of our securities on the Nasdaq Capital Market.  We are still required to file our Form 10-Q for the three-months ended March 31, 2007 to achieve compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14). By filing this Form 10-K, the Company has complied with the Panel’s deadline of June 14, 2007 for the filing of the Form 10-K for the fiscal year ended December 31, 2006. The Company anticipates filing the Form 10-Q for the three-months ended March 31, 2007 as soon as practicable and within the time period required by Nasdaq to continue to be listed on the Nasdaq Capital Market.

As a result of the late filing of the 10-Q for the quarter ended September 30, 2006, the Form 10-K for the fiscal year ended December 31, 2006, and the 10-Q for the three-months ended March 31, 2007 we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year.  The inability to use Form S-3 could adversely affect our ability to raise capital during this period. However, we are still eligible to register our securities on Form S-1.  If we fail to timely file a future periodic report with the SEC and our stock were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes thereto.

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice.  We also market, sell and distribute Java Monster™ non-carbonated dairy based coffee drinks. We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name.  We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Alan Pflueger Desert Racing Team, Kenny Bernstein Drag Racing Team, extreme sports figures and athletes, sporting events such as the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events.  Posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During 2006, we continued to expand our existing product lines and further develop our markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

During the second quarter of 2006, we entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy®  brand energy drinks, as well as additional products that may be agreed between the parties.  We intend to continue building our national distributor network primarily with select AB distributors as well as with our sales force throughout 2007 to support and grow the sales of our products.

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable payments totaling $20.9 million were made to the Company by such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors through December 31, 2006. Such receipts have been accounted for as deferred revenue in the accompanying consolidated balance sheet as of December 31, 2006 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.

As of December 31, 2006, amounts totaling $3.3 million had been paid to the Company by certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

Through December 31, 2006, the Company incurred termination costs amounting to $12.7 million in aggregate to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the year ended December 31, 2006. Certain amounts totaling $7.0 million included in such termination costs were not paid to our prior distributors before our fiscal year end and are therefore included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

On April 28, 2006, HBC entered into a distribution agreement with Cadbury Bebidas, S.A. de C.V. (“Cadbury Bebidas”), for exclusive distribution by Cadbury Bebidas throughout Mexico, excluding Baja California, of our Monster Energy® and Lost® Energy™ energy products.

On February 8, 2007, HBC entered into the On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

On March 1, 2007, HBC entered into a distribution agreement with Pepsi-QTG Canada, a division of PepsiCo Canada, ULC (“Pepsi Canada”), for the exclusive distribution by Pepsi Canada throughout Canada of our Monster Energy®, Lost® Energy™, Hansen’s® and Joker Mad Energy™ energy products.

We again achieved record gross sales in 2006.  The increase in gross sales in 2006 was primarily attributable to increased sales volume of certain of our existing products as well as certain new products, particularly Monster Energy® KhaosTM energy drinks, Ace TM energy drinks and Unbound Energy® drinks.  The percentage increase in gross sales was lower than the percentage increase in net sales, primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 16.0% to 13.0%.  The actual amount of promotional and other allowances increased to $90.5 million from $66.5 million for the years ended December 31, 2006 and December 31, 2005, respectively.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks.  Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Competitive pressure in the “energy drink” category could adversely affect our operating results. (See “Part I, Item 1A. - Risk Factors”)

During the year ended December 31, 2006, gross sales shipped outside of California represented 67.8% of our gross sales, as compared to 61.5% for the comparable period in 2005. During the year ended December 31, 2006, gross sales to distributors outside the United States amounted to $19.3 million, as compared to $5.6 million for the year ended December 31, 2005.  Such sales were approximately 2.8% of gross sales for the year ended December 31, 2006 and approximately 1.3% of gross sales for the comparable period in 2005.

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for 2006 are reflected below.  The allocations below reflect changes made by the Company to the categories historically reported.

	2006	2005	2004
Retail Grocery, specialty chains and wholesalers	12%	19%	25%
Club stores, drug chains & mass merchandisers	14%	11%	13%
Full service distributors	69%	65%	52%
Health food distributors	2%	3%	6%
Other	3%	2%	4%

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Costco, Kroger, Safeway and Albertsons.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 19%, 18% and 13% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 12% of the Company’s net sales for the year ended December 31, 2006.

In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky® Natural Soda business.  The Blue Sky® natural soda brand is the leading natural soda in the health food trade.  Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and anti-oxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Sky® Blue Energy drink in 8.3-ounce cans and in 2004 introduced a new line of Blue Sky® natural tea sodas in 12-ounce cans. In 2005, we introduced a new line of Blue Sky® lite natural sodas, a new line of Blue Sky® natural sodas made with real sugar and a new line of non-carbonated Blue Sky® isotonic sports drinks. In 2006, we introduced our Blue Sky® Blue Energy drinks in 16-ounce cans and introduced a new Blue Sky®  juice based energy drink in both 8-ounce and 16-ounce cans.

In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice® beverage business.  The Junior Juice® product line is comprised of a line of 100% juices packed in 4.23-ounce aseptic packages and is targeted at toddlers.

 In October 2006, we acquired the Unbound Energy® trademark and assumed the production, marketing and sale of Unbound Energy® energy drinks in 16-ounce cans. We subsequently introduced a lo-carb and juice version in 16-ounce cans.

During 2004, we concluded exclusive contracts with the State of California, Department of Health Services Women, Infant and Children Supplemental Nutrition Branch, to supply 100% Apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004 and will expire in July 2008.  (See “Part I, Item 1. Business – Manufacture and Distribution”).

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•                  Profitable Growth – We believe natural, better for you brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth.  We continue to broaden our family of brands.  In particular, we are expanding and growing our specialty beverages and energy drinks to provide more alternatives to consumers.  We are focused on maintaining or increasing profit margins. We believe that tailored brand, package, price and channel strategies help achieve profitable growth.  We are implementing these strategies with a view to accelerating profitable growth.

•                  Cost Management – The principal focus of cost management will continue to be on supplies and cost reduction.  One key area of focus, for example, is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues.  Another key area of focus is the reduction in inventory levels.  However, due to the expansion in the number of our products, increased sales levels in 2006, and the conclusion of the agreements with AB, overall inventory levels increased.  During 2006, the costs of PET plastic bottles and aluminum cans, as well as the costs of high fructose corn syrup, sucrose, certain juice concentrates, including apple, and certain packaging and freight costs also increased.

•                  Efficient Capital Structure – Our capital structure is intended to optimize our costs of capital.  We believe our strong capital position, our ability to raise funds if necessary at low effective cost and overall low costs of borrowing provide a competitive advantage.

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

Gross and net sales, gross profits, operating income, and net income and net income per share represent key measurements of the above value drivers.  In 2006, gross sales totaled $696.3 million, a 67.6% increase over 2005.  Net sales totaled $605.8 million in 2006, an increase of 73.6% over 2005.  Gross profit totaled $316.6 million in 2006, a 73.4% increase from 2005.  Operating income was $158.6 million compared to $103.4 million for 2005.  Net income was $97.9 million as compared to $62.8 million for 2005.  Net income per diluted share was $0.99 as compared to net income per diluted share of $0.65 in 2005.  These measurements will continue to be a key management focus in 2007 and beyond.   See also “Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.”

In 2006, the Company had working capital of $212.3 million compared to $107.3 million as of December 31, 2005.  In 2006, our net cash provided by operating activities was approximately $76.4 million as compared to $54.6 million in 2005.  Principal uses of cash flows are purchases of inventory, increases in accounts receivable and other assets, acquisition of property and equipment and trademarks.  Payment of accounts payable and income taxes payable are expected to be and remain our principal recurring use of cash and working capital funds. (See also “Part II, Item 7. - Liquidity and Capital Resources”).

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

In addition, other key challenges and risks that could impact our company’s future financial results include, but are not limited to:

•                  maintenance of our brand images and product quality;

•                  profitable expansion and growth of our family of brands in the competitive market place (See also “Part I, Item 1. -  Business - Competition and Sales and Marketing”);

•                  restrictions on imports and sources of supply; duties or tariffs; changes in government regulations;

•                  protection of our existing intellectual property portfolio of trademarks and the continuous pursuit of new and innovative trademarks for our expanding product lines;

•                  limitations on available quantities of sucralose, a non-caloric sweetener that is used in many of our beverage products, due to demand for such sweetener exceeding the supplier’s production capacity, as well as limitations on available quantities of certain package containers such as the 24-ounce cap can and copacking availability;

•                  the imposition of additional restrictions; and

•                  (See also “Part I, Item 1A. - Risk Factors”) for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

•                  growth potential for non-alcoholic beverage categories including energy drinks, carbonated soft drinks, juices and juice drinks, sports drinks and water;

•                  new product introductions intended to contribute to higher gross profits;

•                  premium packages intended to generate strong revenue growth;

•                  significant package, pricing and channel opportunities to maximize profitable growth;

•                  proper positioning to capture industry growth; and

•                  broadening distribution/expansion opportunities

Results of Operations

				Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Gross sales, net of discounts & returns *	$696,322	$415,417	$224,098	67.6%	85.4%
Less: Promotional and other allowances**	90,548	66,531	43,757	36.1%	52.0%
Net sales	605,774	348,886	180,341	73.6%	93.5%
Cost of sales	289,180	166,343	96,875	73.8%	71.7%
Gross profit	316,594	182,543	83,466	73.4%	118.7%
Gross profit margin as a percentage of net sales	52.3%	52.3%	46.3%

Operating expenses	158,015	79,100	49,580	99.8%	59.5%
Operating income	158,579	103,443	33,886	53.3%	205.3%
Operating income as a percent of net sales	26.2%	29.6%	18.8%

Interest income, net	3,660	1,351	52	170.9%	2,498.1%
Income before provision for income taxes	162,239	104,794	33,938	54.8%	208.8%

Provision for income taxes	64,290	42,019	13,551	53.0%	210.1%

Net income	$97,949	$62,775	$20,387	56.0%	207.9%
Net income as a percent of net sales	16.2%	18.0%	11.3%

Net income per common share:
Basic	$1.09	$0.71	$0.24	53.0%	196.9%
Diluted	$0.99	$0.65	$0.22	52.9%	201.2%

Case sales (in thousands) (in 192-ounce case equivalents)	72,740	48,214	29,760	50.9%	62.0%

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales.  Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements.  However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and our overall performance.  The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance.  Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers.

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

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Segment Reclassification. RumbaTM brand energy juice, which was previously reported in the Warehouse segment, is now reported in the DSD segment.  Similarly, Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment.  For presentation purposes, these changes are assumed to have commenced January 1, 2006 and are reflected as such in the figures for the year ended December 31, 2006.  The comparable figures for such products for the years ended December 31, 2005 and 2004, respectively, as previously reported, have been recast to reflect the above reclassification.

Gross Sales.* Gross sales were $696.3 million for the year ended December 31, 2006, an increase of approximately $280.9 million or 67.6% higher than the $415.4 million gross sales for the year ended December 31, 2005.  The increase in gross sales for 2006 was primarily attributable to increased sales volumes of certain of our existing products, including the full year sales of Monster Energy® KhaosTM energy drinks which were introduced in August 2005. Promotional and other allowances were $90.5 million for 2006 an increase of 24.0 million or 36.1% higher than promotional and other allowances of $66.5 million for 2005. Promotional and other allowances as a percentage of gross sales decreased from 16.0% in 2005 to 13.0% in 2006.  As a result the percentage increase in gross sales in 2006 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $605.8 million for the year ended December 31, 2006, an increase of approximately $256.9 million or 73.6% higher than net sales of $348.9 million for the year ended December 31, 2005.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004), as well as sales of Monster Energy® KhaosTM energy drinks (introduced in August 2005). To a lesser extent, the increase in net sales was attributable to increased sales by volume of teas, lemonades and juice cocktails, Lost® Energy™ drinks (introduced in January 2004), sports drinks, Rumba™ brand energy juice (introduced December 2004), Junior Juice®, Ace™ energy drinks (introduced in August 2006) and Unbound Energy® energy drinks. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks, smoothies in cans and Energade® energy sports drinks.

Case sales, in 192-ounce case equivalents were 72.7 million cases for the year ended December 31, 2006, an increase of 24.5 million cases or 50.9% higher than case sales of 48.2 million cases for the year ended December 31, 2005. The overall average net sales price per case increased to $8.33 for 2006 or 15% higher than the net sales price per case of $7.24 for 2005.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $514.3 million for year ended December 31, 2006, an increase of approximately $251.4 million or 95.6% higher than net sales of $262.9 million for the year ended December 31, 2005.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® AssaultTM energy drinks, as well as sales of Monster Energy® KhaosTM energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of Lost® Energy™ drinks, RumbaTM brand energy juice, AceTM energy drinks and Unbound Energy® energy drinks.  The increase in net sales was partially offset by decreased sales by volume primarily of Energade® energy sports drinks.

Net sales for the Warehouse segment were $91.5 million for the year ended December 31, 2006, an increase of approximately $5.5 million or 6.4% higher than net sales of $86.0 million for the year ended December 31, 2005. The increase in net sales was primarily attributable to increased sales by volume of teas, lemonades and juice cocktails, Junior Juice® and sports drinks.  The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks and smoothies in cans.

Gross Profit.***  Gross profit was $316.6 million for the year ended December 31, 2006, an increase of approximately $134.1 million or 73.4% higher than the gross profit of $182.5 million for the year ended December 31, 2005.  Gross profit as a percentage of net sales was 52.3% for both 2006 and 2005.  Increases in sales volumes contributed to an increase in gross profit dollars.  Gross profit as a percentage of net sales was affected by an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. In addition, gross profit as a percentage of net sales was also affected by a significant increase in certain freight-in costs due to the addition of new co-packers and warehouses and an increase in the cost of certain raw materials including sucrose, PET and aluminum cans and apple juice concentrate. These factors were offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.  Total operating expenses were $158.0 million for the year ended December 31, 2006, an increase of approximately $78.9 million or 99.8% higher than total operating expenses of $79.1 million for the year ended December 31, 2005. Total operating expenses as a percentage of net sales increased to 26.1% for 2006 from 22.6% for 2005. The increase in total operating expenses and total operating expenses as a percentage of net sales was primarily attributable to increased selling and distribution, and general and administrative expenses.

Selling and distribution expenses were $95.3 million for the year ended December 31, 2006, an increase of approximately $44.5 million or 87.8% higher than selling and distribution expenses of $50.8 million for the year ended December 31, 2005.  Selling and distribution expenses as a percentage of net sales for 2006 were 15.7%, which was higher than selling and distribution expenses as a percentage of net sales of 14.6% for 2005.  The increase in selling and distribution expenses was partially attributable to increased out-bound freight and warehouse costs of $18.9 million primarily due to increased volumes of shipments and increased freight rates and fuel prices, as well as increased expenditures of $6.9 million for merchandise displays primarily in anticipation of the changeover to select AB distributors, $4.3 million for sponsorships and endorsements, $4.3 million for trade development activities with distributors and customers, $2.7 million for commissions and royalties, and $1.8 million for sampling programs.

General and administrative expenses were $62.7 million for the year ended December 31, 2006, an increase of approximately $34.4 million or 121.6% higher than general and administrative expenses of $28.3 million for the year ended December 31, 2005. General and administrative expenses as a percentage of net sales for 2006 were 10.4%, which was higher than general and administrative expenses as a percentage of net sales of 8.1% for 2005.  The increase in general and administrative expenses was primarily attributable to the costs associated with terminating existing distributors of $12.7 million, stock compensation expense of $8.3 million as a result of our adoption of SFAS 123R which was not expensed in the previous year (see Part II, Item 8, Note 12, “Stock-Based Compensation”) including a cumulative adjustment of $1.3 million relating to stock based compensation and related charges (see Part II, Item 8, Note 13, “Review of Historic Stock Option Granting Practices”), an increase in payroll expenses of $5.3 million, and an increase of $5.2 million in professional services costs, including legal and accounting fees.  Included in legal and accounting fees are costs of $3.8 million relating to the Company’s special investigation of stock option grants.

Contribution Margin.  Contribution margin represents net sales by segment less the cost of sales and operating expenses which can be directly attributed to segment net sales. Contribution margin for the

DSD segment was $187.9 million for the year ended December 31, 2006, an increase of approximately $78.9 million or 72.4% higher than contribution margin of $109.0 million for the year ended December 31, 2005.  The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $6.1 million for 2006, a decrease of approximately $4.3 million or 41.0% lower than contribution margin of $10.4 million for 2005.  The decrease in the contribution margin for the Warehouse segment was primarily attributable to reduced sales of Hansen’s® energy drinks and a reduction in gross margin as a result of increased costs of raw materials and production.

Operating Income.  Operating income was $158.6 million for the year ended December 31, 2006, an increase of approximately $55.2 million or 53.4% higher than operating income of $103.4 million for the year ended December 31, 2005.  The increase in operating income was attributable to higher gross profit, which was offset by increased selling, distribution, general and administrative expenses. Operating income as a percentage of net sales decreased to 26.2% for 2006 from 29.6% for 2005.  The decrease in operating income as a percentage of net sales was primarily attributable to increased general and administrative expenses as a percentage of net sales.

Interest Income, net.  Net interest income was $3.7 million for the year ended December 31, 2006, an increase of $2.3 million from net interest income of $1.4 million for the year ended December 31, 2005.  The increase in net interest income was primarily attributable to increased interest revenue earned on the Company’s invested cash balances which have increased significantly over the year.

Provision for Income Taxes.  Provision for income taxes for the year ended December 31, 2006 was $64.3 million as compared to provision for income taxes of $42.0 million for the year ended December 31, 2005.  The effective combined federal and state tax rate for was 39.6%, which was lower than the effective tax rate of 40.1% for 2005.  The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that are exempt from federal income taxes and, certain federal tax credits relating to export sales, and to a lesser extent, a decrease in state taxes due to the apportionment of sales to various states outside of California which have lower state tax rates.  This decrease was partially offset by stock-based compensation relating to incentive stock options for which we received no tax benefit.

Net Income.  Net income was $97.9 million for the year ended December 31, 2006, an increase of $35.1 million or 56.0% higher than net income of $62.8 million for the year ended December 31, 2005.  The increase in net income was attributable to the increase in gross profit of approximately $134.1 million and the increase in net interest income of approximately $2.3 million, which was partially offset by an increase in operating expenses of approximately $79.0 million and an increase in provision for income taxes of approximately $22.3 million.

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Segment Reclassification. RumbaTM brand energy juice, which was previously reported in the Warehouse segment, is now reported in the DSD segment.  Similarly, Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment.  For presentation purposes, these changes are assumed to have commenced January 1, 2006 and are reflected as such in the figures for the year ended December 31, 2006.  The comparable figures for such products for the years ended December 31, 2005 and 2004, respectively, as previously reported, have been restated to reflect the above reclassification.

Gross Sales.  For the year ended December 31, 2005, gross sales were $415.4 million, an increase of $191.3 million or 85.4% higher than gross sales of $224.1 million for the year ended December 31, 2004.  The increase in gross sales was primarily attributable to increased sales of certain of our existing products and the introduction of new products as discussed below in “Net Sales.”  The percentage increase in gross sales was lower than the percentage increase in net sales due to a decrease in the promotional and other allowances as a percentage of gross sales, which decreased from 19.5% for the year ended December 31, 2004 to 16.0% for the year ended December 31, 2005, although the actual amount of promotional and other allowances increased from $43.8 million to $66.5 million for the respective periods.

*Gross sales – see definition above

Net Sales.  For the year ended December 31, 2005, net sales were $ 348.9 million, an increase of $168.5 million or 93.5% higher than net sales of $180.3 million for the year ended December 31, 2004.  We again achieved record sales in 2005. The increase in gross and net sales in 2005 was primarily attributable to increased sales by volume of our Monster Energy® drinks, which were introduced in April 2002, including our lo-carb Monster Energy® drinks, which were introduced in 2003, our Monster Energy® AssaultTM energy drinks, which were introduced in September 2004, sales of Monster Energy® KhaosTM energy drinks, which were introduced in August 2005, increased sales by volume of Lost® EnergyTM energy drinks which were introduced in January 2004, and to a lesser extent, to sales of Joker Mad EnergyTM drinks which were introduced in January 2005, as well as increased sales by volume of apple juice and juice blends, and children’s multi-vitamin juice drinks and Rumba™ which was introduced in December 2004.  The increase in gross and net sales was partially offset by decreased sales by volume primarily of Hansen’s Natural Sodas®, Hansen’s® energy drinks, Energade® and Smoothies in cans.  Net sales case volumes (calculated on 192 U.S. fluid ounces of finished beverage equivalent basis) increased from 29.8 million cases for the year ended December 31, 2004 to 48.2 million cases for the year ended December 31, 2005, an increase of 18.4 million cases or 62.0%.  The overall average net sales price per case also increased to $7.24 per case for the year ended December 31, 2005 from $6.06 for the year ended December 31, 2004, an increase of 19.5%.  The increase in the average net sales prices per case was due to an increase in the proportion of case sales derived from higher priced products as described below.

Net sales for the DSD segment were $262.9 million for the year ended December 31, 2005, an increase of approximately $163.5 million or 164.4% higher than net sales of $99.4 million for the year ended December 31, 2004.  The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® drinks, including our lo-carb Monster Energy® drinks, our Monster Energy® Assault TM energy drinks, sales of Monster Energy® KhaosTM energy drinks, increased sales by volume of Lost® EnergyTM energy drinks. The increase in net sales was also attributable, to a lesser extent, to sales of Joker Mad EnergyTM drinks and RumbaTM energy juice.  The increase in net sales was partially offset by lower sales by volume of Energade®.

Net sales for the Warehouse segment were $86.0 million for the year ended December 31, 2005, an increase of approximately $5.1 million or 6.3% higher than net sales of $80.9 million for the year ended December 31, 2004. The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of Hansen’s® apple juice and juice blends, children’s multi-vitamin juice drinks. The increase in net sales was partially offset by lower sales by volume of smoothies in cans, Hansen’s® energy drinks and Hansen’s Natural Sodas®.

Gross Profit.  Gross profit was $182.5 million for the year ended December 31, 2005, an increase of $99.1 million or 118.7% over the $83.5 million gross profit for the year ended December 31, 2004.  Gross profit as a percentage of net sales was 52.3% for the year ended December 31, 2005 which was higher than gross profit as a percentage of net sales of 46.3% for the year ended December 31, 2004, due primarily to higher gross profit margins achieved on the increased sales of Monster Energy® and Lost® EnergyTM energy drinks.  Although a greater percentage of our sales comprised products having higher gross margins than the prior year, the increase in profit margins was partially reduced by higher promotional payments and allowances to promote our products.

*** Gross Profit – see definition above

Total Operating Expenses.  Total operating expenses were $79.1 million for the year ended December 31, 2005, an increase of $29.5 million or 59.6% over total operating expenses of $49.6 million for the year ended December 31, 2004.  Total operating expenses as a percentage of net sales decreased to 22.6% for the year ended December 31, 2005, from 27.4% for the year ended December 31, 2004.  The increase in total operating expenses was primarily attributable to increased selling, general and administrative expenses.  The decrease in total operating expenses as a percentage of net sales was primarily attributable to the comparatively lower increase in selling, general and administrative expenses than the increase in net sales.

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

General and Administrative. General and administrative expenses were $28.3 million for the year ended December 31, 2005, an increase of $8.0 million or 39.4% over general and administrative expenses of $20.3 million for the year ended December 31, 2004.  General and administrative expenses as a percentage of net sales decreased to 8.1% for the year ended December 31, 2005 from 11.3% for the year ended December 31, 2004. The increase in general and administrative expenses was primarily attributable to payroll expenses which increased by $3.6 million, distributor termination payments which increased by $1.2 million and travel and entertainment expenses which increased by $0.7 million.

Amortization of Trademarks. Amortization of trademarks was $0.07 million for the year ended December 31, 2005, a decrease of $0.003 million from amortization of trademarks of $0.073 million for the year ended December 31, 2004. The decrease in amortization of trademarks was due to a reduction in the balance of definite life trademarks.

Contribution Margin.  Contribution margin represents net sales by segment less the cost of sales and operating expenses which can be directly attributed to segment net sales.  Contribution margin for the DSD segment was $109.0 million for the year ended December 31, 2005, an increase of approximately $73.9 million or 210.5% higher than contribution margin of $35.1 million for the year ended December 31, 2004.  The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks and Lost® EnergyTM energy drinks.  Contribution margin for the Warehouse segment was $10.4 million for the year ended December 31, 2005, an increase of approximately $0.8 million or 8.3% higher than contribution margin of $9.6 million for year ended December 31, 2004.  The increase in the contribution margin for the Warehouse segment was primarily attributable to increased sales of apple juice and juice blends which was offset by the reduced contribution from lower sales of Hansen’s® energy drinks.

Operating Income.  Operating income was $103.4 million for the year ended December 31, 2005, compared to $33.9 million for the year ended December 31, 2004.  The $69.6 million increase in operating income was primarily attributable to increased gross profits, which was partially offset by increased operating expenses.

Interest Income, net.  Net interest income was $1.4 million for the year ended December 31, 2005, as compared to net interest income of $52,000 for the year ended December 31, 2004.  Net interest income consists of interest income and interest and financing expense. The increase in interest income was primarily attributable to an increase in the cash balances in interest bearing accounts during the year ended December 31, 2005.  Interest income for the year ended December 31, 2005 was $1.4 million compared to interest income of $0.09 million for the year ended December 31, 2004.  Interest and financing expense for the year ended December 31, 2005 was $0.08 million compared to $0.04 million for the year ended December 31, 2004.  The increase in interest and financing expense was primarily attributable to an increase in capital leases entered into during 2005.

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

Net Income. Net income was $62.8 million for the year ended December 31, 2005, which was an increase of $42.4 million as compared to net income of $20.4 million for the year ended December 31, 2004.  The increase in net income was primarily attributable to the $99.1 million increase in gross profit and an increase of net interest income of $1.3 million for the year ended December 31, 2005 which was partially offset by increased operating expenses of $29.5 million and an increase in the provision for income taxes of $28.4 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $76.4 million for the year ended December 31, 2006, as compared to $54.6 million in the comparable period in 2005.  For 2006, cash provided by operating activities was primarily attributable to net income earned of $97.9 million and adjustments for certain non-cash expenses consisting of $8.3 million of share-based compensation and $1.5 million of depreciation and other amortization. In 2006, cash provided by operations also increased due to a $20.4 million increase in deferred revenue, a $14.0 million increase in accrued liabilities, a $7.7 million increase in accounts payable, a $21.1 million increase in income taxes payable, a $1.0 million increase in accrued compensation and a $3.3 million increase in customer deposit liabilities.  In 2006, cash provided by operating activities was reduced due to a $45.6 million increase in inventories, a $25.9 million increase in accounts receivable, a $17.3 million increase in tax benefit from exercise of stock options and a $10.9 million increase in deferred income taxes. The increase in accounts receivable was attributable to increased sales volumes as well as to increased sales to certain classes of customers who have longer payment terms. The increase in inventory is attributable to the addition of new copackers and warehouses, the introduction of new products and planned inventory levels to meet consumer demand.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $95.2 million for the year ended December 31, 2006, as compared to $3.2 million provided by investing activities in the comparable period in 2005.  For 2006, cash used in investing activities was primarily attributable to purchases of short-term investments, particularly available-for-sale and held-to-maturity investments.  Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support the marketing and promotional activities of the Company, production equipment, computer and office furniture and equipment used for sales and administrative activities, as wells as certain leasehold improvements.  Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short-term investments and for other corporate purposes.  Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of the Company’s brands.

Cash flows (used in) provided by financing activities – Net cash used in financing activities was $7.7 million for the year ended December 31, 2006, as compared to net cash provided by financing activities of $0.1 million for the comparable period in 2005.  For 2006, cash used in financing activities was primarily attributable to purchases of $27.7 million of the Company’s common stock and principal payments of long-term debt of $1.2 million in relation to lease payments made on vehicle leases entered into over the past year.  In 2006, cash used in financing activities was partially offset by a $17.3 million tax benefit in connection with the exercise of certain stock options and by proceeds of $3.9 million received from the issuance of common stock.

Debt and other obligations – HBC has a credit facility from Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowing under the revolving line of credit from $7.5 million collateralized to $10.0 million non-collateralized.  The revolving line of credit remains in full force and effect through June 1, 2008.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on this line of credit at December 31, 2006.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios.  The Company was in compliance with its covenants at December 31, 2006.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

Noncancelable contractual obligations include our obligations under our agreement with the Las Vegas Monorail Company and other commitments.  (See also “Part II, Item 8 - Note 10, Commitments & Contingencies”).

Purchase commitments include obligations made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products.  These obligations vary in terms.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of December 31, 2006:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$26,459	$13,197	$13,142	$120	$—
Capital Leases	303	299	4	—	—
Operating Leases	26,198	3,079	6,033	4,966	12,120
Purchase Commitments	25,385	21,554	3,831	—	—
	$78,345	$38,129	$23,010	$5,086	$12,120

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  The Company’s maximum liability under this agreement is $8.6 million, subject to compliance by Rexam with a number of conditions under this agreement.

Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on the Company’s current plans, at this time the Company estimates that capital expenditures are likely to be less than $10.0 million through December 2007.  However, future business opportunities may cause a change in this estimate.

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

In October 2006, the Company also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, located adjacent to the new leased warehouse and distribution facility located in Corona, California for the purpose of constructing a new office building thereon which will replace the Company’s existing office space in Corona, California.  In the interim, the Company has leased additional office space located near our existing corporate offices.

Accounting Policies and Pronouncements

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  No impairments were identified as of December 31, 2006.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages.  The Company also owns in its own right, a number of other trademarks in the United States, as well as in a number of countries around the world.  The Company also owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over one to 25 years.

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment.  If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount.  The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.  Based on management’s impairment analysis performed for the year ended December 31, 2006, the estimated fair values of trademarks exceeded the carrying value.

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

Net Sales – Net sales have been determined after deduction of promotional and other allowances in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-09.

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

Newly Issued Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Part II, Item 8, Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006.

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

The Company’s quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year.  It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year.  Because the primary historical market for Hansen’s products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen’s products expands outside of California. The Company’s experience with its energy drink products, suggests that they are less seasonal than traditional beverages.  As the percentage of the Company’s sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated.  Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and changes in and/or increased advertising and promotional expenses.  (See also “Part I, Item 1. - Business – Seasonality”).

	2006	2005	2004	2003	2002
Unit Case Volume / Case Sales (in Thousands)
Quarter 1	14,974	9,295	5,368	4,219	3,597
Quarter 2	19,136	12,368	7,605	5,356	4,977
Quarter 3	21,176	13,983	8,916	6,221	5,146
Quarter 4	17,454	12,568	7,871	4,625	3,885
Total	72,740	48,214	29,760	20,421	17,605

Net Revenues (in Thousands)
Quarter 1	$119,746	$60,014	$31,299	$22,086	$18,592
Quarter 2	156,037	85,441	46,064	28,409	26,265
Quarter 3	178,647	105,421	52,641	33,291	26,985
Quarter 4	151,344	98,010	50,337	26,566	20,204
Total	$605,774	$348,886	$180,341	$110,352	$92,046

Average Price per Case
Quarter 1	$8.00	$6.46	$5.83	$5.23	$5.17
Quarter 2	$8.15	$6.91	$6.06	$5.30	$5.28
Quarter 3	$8.44	$7.54	$5.90	$5.35	$5.24
Quarter 4	$8.67	$7.80	$6.40	$5.74	$5.20
Total	$8.33	$7.24	$6.06	$5.40	$5.23

Inflation

The Company does not believe that inflation had a significant impact on the Company’s results of operations for the periods presented.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward looking statements made by or on behalf of the Company.  Certain statements made in this report may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things.  All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non historical information, are forward looking statements within the meaning of the Act.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

•                  The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, 16-ounce cans and/or 24-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water®, Energade®, Monster Energy®, Lost® Energy™ drinks, Joker Mad EnergyTM energy drinks and Unbound Energy® energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce cans, RumbaTM energy juice in 16-ounce cans, Java MonsterTM coffee drinks in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, sparkling orangeades and lemonades and apple cider in glass bottles and other products;

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

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission is not exhaustive.  See “Part I, Item 1A. – Risk Factors,” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties.  Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

At December 31, 2006, the Company’s debt consisted of amounts owed in connection with certain fixed-rate capital leases.  There have been no significant changes to the Company’s exposure to market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page hereto at pages 91 through 123.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting – During the fourth quarter of 2006, the Company implemented new written procedures, effective January 1, 2007, regarding the granting of stock options. Under these new procedures, the Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act.  The Compensation Committee and the Executive Committee of the Board each independently has the authority to grant awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. For purposes of these procedures, a new hire means: (i) an employee who is commencing employment with the Company or its subsidiaries; or (ii) an employee who is receiving a promotion to a new position with the Company or one of its subsidiaries. The grant date of any award to a new hire shall be the first day that Nasdaq is open in the calendar month following the employee’s commencement of employment or the date of the employee’s promotion (as the case may be). Other than awards to new hires, awards may only be granted at a single meeting held during the last two weeks of May and November of each year. The grant date of any award granted at a May or November meeting shall be the first day that Nasdaq is open in June following such May meeting, or December following such November meeting (as the case may be). The new procedures also require certain same day documentation. During the fourth quarter of 2006, the Company also implemented additional procedures for the communication and recording of modifications and cancellations of stock option grants.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hansen Natural Corporation
Corona, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hansen Natural Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated June 5, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph referring to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-based Payment” in 2006.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
June 5, 2007

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company are elected annually by the holders of the common stock and executive officers are elected annually by the Board of Directors, to serve until the next annual meeting of stockholders or the Board of Directors, as the case may be, or until their successors are elected and qualified.  It is anticipated that the next annual meeting of stockholders will be held in November 2007.

The members of our Board of Directors and our executive officers are as follows:

Name	Age	Position

Rodney C. Sacks(1)	57	Chairman of the Board of Directors and Chief Executive Officer
Hilton H. Schlosberg(1)	54	Vice Chairman of the Board of Directors, Chief Financial Officer, Chief Operating Officer and Secretary
Benjamin M. Polk	56	Director
Norman C. Epstein(2), (3),(4)	66	Director
Sydney Selati(2),(3)	68	Director
Harold C. Taber, Jr. (2),(4),(5)	68	Director
Mark S. Vidergauz (3)	53	Director
Mark Hall	51	President, Monster Beverage Division of HBC
Michael B. Schott	59	Senior Vice President, National Sales, Monster Beverage Division of HBC
Kirk Blower	56	Senior Vice President, Non-Carbonated Products of HBC

Thomas J. Kelly	53	Vice President – Finance and Secretary of HBC

(1)  Member of the Executive Committee of the Board of Directors

(2)  Member of the Audit Committee of the Board of Directors

(3)  Member of the Compensation Committee of the Board of Directors

(4)  Member of the Nominating Committee of the Board of Directors

(5)  Member of the Special Committee of the Board of Directors

Rodney C. Sacks – Chairman of the Board of Directors of the Company, Chief Executive Officer and director of the Company from November 1990 to the present.  Member of the Executive Committee of the Board of Directors of the Company since October 1992.  Chairman and a director of HBC from June 1992 to the present.

Hilton H. Schlosberg – Vice Chairman of the Board of Directors of the Company, President,  Chief Operating Officer, Secretary, and a director of the Company from November 1990 to the present and Chief Financial Officer of the Company since July 1996.  Member of the Executive Committee of the Board of Directors of the Company since October 1992. Vice Chairman, Secretary and a director of HBC from July 1992 to the present.

Benjamin M. Polk – Director of the Company from November 1990 to the present.  Assistant Secretary of HBC since October 1992 and a director of HBC since July 1992.  Partner with Schulte Roth & Zabel LLP(1) since May 2004 and previously a partner with Winston & Strawn LLP where Mr. Polk practiced law with that firm and its predecessors, from August 1976 to May 2004.

Norman C. Epstein – Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1992 and member of the Nominating Committee of the Board of Directors of the Company since September 2004.  Member and Chairman of the Audit Committee of the Board of Directors of the Company since September 1997.  Director of HBC since July 1992.  Director of Integrated Asset Management Limited, a company listed on the London Stock Exchange since June 1998.  Managing Director of Cheval Property Finance PLC, a mortgage finance company based in London, England.  Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995).

Sydney Selati – Director of the Company and member of the Audit Committee of the Board of Directors since September 2004 and member of the Compensation Committee of the Board of Directors since March 2007.  Mr. Selati was a director of Barbeques Galore Ltd. From 1997 to 2005 and was Chairman of the Board of Directors of Barbeques Galore USA from 1988 to 2005.  Mr. Selati was president of Sussex Group Limited from 1984 to 1988.

Harold C. Taber, Jr. – Director of the Company since July 1992.  Member of the Audit Committee of the Board of Directors since April 2000 and member of the Nominating Committee of the Board of Directors of the Company since September 2004.  President and Chief Executive Officer of HBC from July 1992 to June 1997.  Consultant for The Joseph Company from October 1997 to March 1999 and for Costa Macaroni Manufacturing Company from July 2000 to January 2002.  Director of Mentoring at Biola University from July 2002 to present.

Mark S. Vidergauz – Director of the Company and member of the Compensation Committee of the Board of Directors of the Company since June 1998.  Member of the Audit Committee of the Board of Directors from April 2000 through May 2004.  Managing Director and Chief Executive Officer of Sage Group LLC from April 2000 to present.  Managing director at the Los Angeles office of ING Barings LLC, a diversified financial service institution headquartered in the Netherlands from April 1995 to April 2000.

Mark Hall – President, Monster Beverage Division, joined HBC in 1997.  Prior to joining HBC, Mr. Hall spent three years with Arizona Beverages as Vice President of Sales where he was responsible for sales and distribution of Arizona products through a national network of beer distributors and soft drink bottlers.

Michael B. Schott - Vice President, National Sales, Monster Beverage Division, joined HBC in 2002.  Prior to joining HBC, Mr. Schott held a number of management positions in the beverage industry including president of Snapple Beverage Co., SOBE Beverage Co. and Everfresh Beverages, respectively.  Mr. Schott has over 30 years of experience in sales and marketing, primarily with beverage companies in key executive and operational roles. Mr. Schott is currently on medical leave.

Kirk Blower – Senior Vice President, Juice and Non-Carbonated Products, of HBC since 1992.  Mr. Blower has over 30 years of experience in sales and marketing, primarily with the Coca-Cola organization.

Thomas J. Kelly – Vice President – Finance and Secretary of HBC since 1992.  Prior to joining HBC, Mr. Kelly served as controller for California Copackers Corporation.  Mr. Kelly is a Certified Public Accountant and has worked in the beverage business for over 20 years.

(1)Mr. Polk and his law firm, Schulte Roth & Zabel LLP, serve as counsel to the Company.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). The members of our Audit Committee are Messrs. Epstein (Chairman), Taber and Selati. Our Board of Directors has determined that Mr. Epstein is (1) an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act, and (2) independent as defined by the listing standards of NASDAQ and Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers (including its principal executive officer, principal financial officer and controllers) and employees. The Code of Ethics and any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or NASDAQ may be obtained at no cost to you by writing or telephoning us at the following address or telephone number:

Hansen Beverage Company
1010 Railroad Street
Corona, CA 92882
(951) 739-6200
(800) HANSENS
(800) 426-7367

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company.  Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.  The Company is required to report in this annual report on Form 10-K any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the most recent fiscal year or prior fiscal years.

To the Company’s knowledge, based solely on review of copies of such reports furnished to the Company during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent stockholders were complied with, except that Form 4’s with respect to an option exercise to purchase the Company’s stock required to be filed by Mike Schott and Mark Vidergauz and a sale of shares of the Company’s common stock required to be filed by Mark Vidergauz, and Norman Epstein were inadvertently filed late. The respective transactions were subsequently filed on Form 4’s.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Company’s Compensation Committee was comprised of Mr. Epstein and Mr. Vidergauz and since March 16, 2007 is comprised of Mr. Epstein, Mr. Vidergauz and Mr. Selati.  No interlocking relationships exist between any member of our Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.  No member of our Compensation Committee is or was formerly an officer or an employee of Hansen’s.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in this Form 10-K. Based on the reviews and discussions referred to below, we recommend to the Board that the Compensation and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee

Norman C. Epstein, Chairman
Mark S. Vidergauz
Sydney Selati

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our executive compensation program for Named Executive Officers listed in the summary compensation table on the following pages, whom we refer to as our NEOs, is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate our executive talent, to reward those individuals fairly over time and to retain those individuals who continue to perform at or above the levels that are deemed essential to ensure our success. The program is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit and to link rewards to measurable corporate and individual performance.  In applying these principles we seek to integrate compensation programs with our short and long term strategic plans and to align the interests of the NEOs with the long term interests of stockholders through award opportunities that can result in ownership of stock.

Compensation Program Components

The compensation programs for our NEOs are generally administered by or under direction of the Compensation Committee (in the case of Rodney Sacks, the Chairman and Chief Executive Officer, and Hilton Schlosberg, the President and Chief Financial Officer), and the Executive Committee (in the case of the other NEOs) and are reviewed on an annual basis to ensure that remuneration levels and benefits are competitive and reasonable and continue to achieve the goals set out in our compensation philosophy. On January 1, 2007, we implemented a new policy regarding the issuance of stock options, which is discussed below.

Neither we nor our Compensation Committee have retained a compensation consultant to review policies and procedures with respect to executive compensation or to advise the Company on compensation matters.  While we do not set compensation at set percentage levels relative to the market, we do seek to provide salary, incentive compensation opportunities and employee benefits that are competitive within the industry and within the labor markets in which we participate.

Our NEO compensation currently has three primary components:  base compensation or salary, discretionary annual bonus, and stock option awards granted pursuant to our Hansen Natural Corporation 2001 Stock Option Plan, which we refer to as the 2001 Stock Option Plan, which is described below under “Long Term Incentive Programs.”

Each of the primary components of NEO compensation is discussed below:

Base Salary

Base salaries for our NEOs are established based on the scope of their respective responsibilities, taking into account competitive market compensation paid by other companies for individuals in similar positions.  Generally, in line with our compensation philosophy, we believe that NEO base salaries should be targeted near the median of the range for individuals in like positions with similar responsibilities in comparable companies.  We fix NEO base compensation at levels which we believe enable us to hire and retain individuals in a competitive environment and to reward satisfactory performance at an acceptable level based upon contributions to our overall business goals.  Base salaries are generally reviewed annually, but may be adjusted from time to time to realign salaries with market levels, taking into account such individual’s responsibilities, performance and experience.  In reviewing base salaries, we consider several factors, including cost of living increases, levels of responsibility, experience, a comparison to base salaries paid for comparable positions by our competitors and companies in our geography, as well as our own base salaries for other executives and individual performance and results achieved.  The annual review usually occurs in the first quarter of each calendar year and has been completed for fiscal 2006.  We may also utilize input from executive search firms when making crucial hiring decisions.

Discretionary Annual Bonus

We provide incentive compensation to our NEOs in the form of annual cash bonuses based on individual and company-wide financial and operational performance and/or results, consistent with our emphasis on pay-for-performance incentive compensation programs. These parameters vary depending on the individual executive, but relate generally to strategic factors such as sales, distribution levels, introduction of new products, operating performance, contribution margins and profitability. We do not have a formula for determination of annual cash bonuses with respect to our NEOs.  We generally utilize cash bonuses to reward performance achievements for the time horizon of one year or less.

In some cases, the annual bonus amounts are determined as a percentage of base salary.  The actual amount of the annual bonus is determined and paid in the first quarter following a review of each NEO’s individual performance and contribution to our strategic goals during the prior year.

The Compensation Committee determines the annual bonuses for Rodney Sacks and Hilton Schlosberg and the Executive Committee (comprised of the Chairman and Chief Executive Officer and President and Chief Financial Officer) determines the annual bonuses for the other NEOs.  Annual bonuses typically include discretionary bonus amounts that are awarded based on individual circumstances deemed appropriate and fair by the relevant committee. The annual bonuses for fiscal 2006 have been determined.

Long Term Incentive Program

We believe that long term performance is achieved through an ownership culture that encourages superior performance by our NEOs through the use of stock option awards. Our stock option plans have been established to provide our NEOs with incentives to further align their interests with the interests of the stockholders. Grants under stock option plans vest over a number of years, generally up to 5 years.

Our 2001 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees.  The Compensation Committee is the administrator of the Stock Option Plan and is authorized to grant stock options to employees thereunder.  The Executive Committee is also authorized to grant options thereunder.  Stock option grants are made to key employees when they are hired and from time to time thereafter, as well as on occasion following a significant change in their job responsibilities.  Prior to 2007, stock option grants were generally made to existing NEOs at periodic intervals at the discretion of the Compensation Committee or the Executive Committee. None of our NEOs were awarded any stock option grants during 2006.

Effective January 1, 2007, we implemented a new policy regarding the issuance of stock options.  Under the new procedures, the Compensation Committee has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act.  The Compensation Committee and the Executive Committee of the Board each independently has the authority to grant awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. For purposes of these procedures, a new hire means: (i) an employee who is commencing employment with the Company or its subsidiaries; or (ii) an employee who is receiving a promotion to a new position with the Company or one of its subsidiaries.  The grant date of any award to a new hire shall be the first day that Nasdaq is open in the calendar month following the employee’s commencement of employment or the date of the employee’s promotion (as the case may be). Other than awards to new hires, awards may only be granted at a single meeting held during the last two weeks of May and November of each year. The grant date of any award granted at a May or November meeting shall be the first day that Nasdaq is open in June following such May meeting, or December following such November meeting (as the case may be). The new procedures also require certain same day documentation.

The Compensation Committee will review and approve stock option awards to our NEOs based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s long term incentives and retention considerations.

Other Compensation

Certain NEOs who are parties to employment agreements will continue to be subject to such agreements in their current form until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are advisable. Current employment agreements have not been changed during their respective terms.  In addition, we intend to continue to maintain our current benefits and perquisites for our NEOs, which include automobile and benefit premiums, among other perquisites.  However, the Compensation Committee in its discretion may revise, amend or add to such NEOs benefits and prerequisites if it deems it advisable. We believe these benefits and perquisites are currently in line with those provided by comparable companies for similarly situated executives.

General

We view the above components of compensation as related but distinct.  We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components.  We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarks consistent with our recruiting and retention goals, our view of internal equity and consistency and other considerations we deem relevant such as rewarding performance.  We believe that stock option awards should be granted for future performance and are an important compensation related motivator to attract and retain executives and that salary and bonus levels are secondary considerations to our NEOs.  Except as described herein, neither our Compensation Committee nor our Executive Committee have adopted any formal or informal policies or guidelines for allocating compensation between short term and long term and current compensation between cash and non-cash compensation.  However, our Compensation Committee and Executive Committee’s respective philosophy is to make a greater percentage of our NEOs compensation performance rewarded through equity rather than cash if we perform well over time.  Each element of compensation is determined differently for each individual NEO based on specific facts and circumstances applicable at the time and to that specific NEO.

Our Compensation Committee and Executive Committee’s current intent is to perform at least annually a strategic review of our NEOs compensation to determine whether they have provided adequate incentives and motivation to our NEOs and whether they adequately compensate our NEOs relative to comparable officers in other companies with which we compete for executives.  These companies may or may not be public companies or even consumer product, food or beverage companies.  For compensation decisions, including decisions regarding the grant of equity compensation relating to NEOs other than our Chairman and Chief Executive Officer and President and Chief Financial Officer, the Compensation Committee specifically considers recommendations from the Executive Committee.

Employee Benefit Plans

Our employees, including our NEOs, are entitled to various employee benefits which include medical and dental care plans, car allowances, other allowances, group life, disability, 401(k) plan as well as paid time off.

401(k) Plan

Our employees, including our NEOs, may participate in our 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits.  We contribute 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date.

SUMMARY COMPENSATION TABLE

On August 8, 2005, our common stock was split on a two-for-one basis through a 100% stock dividend.  On July 7, 2006 our common stock was split on a four-for-one basis through a 300% stock dividend. All share information has been presented to reflect the stock splits.

The following table summarizes the total compensation of our NEOs in 2006.  During the year ended December 31, 2006, our NEOs were Rodney C. Sacks, Hilton H. Schlosberg, Mark J. Hall, Michael Schott and Thomas J. Kelly.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (A)	Total ($)
Rodney C. Sacks Chairman, CEO and Director	2006	275,000	125,000	—	2,135,420	—	—	41,602	2,577,022
Hilton H. Schlosberg Vice-Chairman, CFO, COO, President, Secretary and Director	2006	275,000	125,000	—	2,135,420	—	—	31,217	2,566,637
Mark J. Hall President Monster Beverage Division	2006	250,000	200,000	—	1,063,339	—	—	20,288	1,533,627
Michael Schott Senior Vice President National Sales Monster Beverage Division	2006	195,000	30,000	—	308,822	—	—	93,171	626,993
Thomas J. Kelly Vice President Finance	2006	160,000	40,000	—	51,010	—	—	21,437	272,447

(1)   The amounts represent the current year unaudited compensation expense for all share-based payment awards based on estimated fair values, computed in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), excluding any impact of assumed forfeiture rates.  We record compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the following assumptions: 0% dividend yield; 58.0% expected volatility; 4.7% risk free interest rate; 6 years expected lives and 0% forfeiture rate.

(A) ALL OTHER COMPENSATION

Name	Automobile ($)	401 K Match ($)	Benefit Premiums ($)	Perquisites ($)	Housing Allowance ($)	Total
Rodney C. Sacks	25,771	4,710	9,429	1,692	—	41,602
Hilton H. Schlosberg	15,261	4,710	9,854	1,392	—	31,217
Mark J. Hall	10,566	4,077	5,645	—	—	20,288
Michael Schott	9,932	4,373	9,077	9,800	59,989	93,171
Thomas J. Kelly	8,103	3,480	9,854	—	—	21,437

Discussion of Summary Compensation Table:

Agreements with named Executive Officers:

Rodney C. Sacks.  We entered into an employment agreement dated as of June 1, 2003 with Rodney C. Sacks pursuant to which Mr. Sacks renders services as our Chairman and Chief Executive Officer. Under his employment agreement, Mr. Sacks’ annual base salary was $230,000 for the seven month period ending December 31, 2003, increased to $245,000 per annum for the 12 month period ending December 31, 2004 and increases by a minimum of five percent (5%) for each subsequent 12 month period during the employment period. Mr. Sacks is eligible to receive an annual bonus in an amount determined at the discretion of our Board as well as certain fringe benefits.  The employment period commenced on June 1, 2003 and ends on December 31, 2008.  Since commencement of the employment period, we have granted Mr. Sacks an option, subject to time based vesting, to purchase 1,200,000 shares of common stock (post-split) pursuant to a stock option agreement dated May 28, 2003, an option to purchase 1,200,000 shares of common stock (post-split) pursuant to a stock option agreement dated March 23, 2005 and an option to purchase 600,000 shares of common stock (post-split) pursuant to a stock option agreement dated November 11, 2005. Under his employment agreement, Mr. Sacks is subject to a confidentiality covenant and a six-month post-termination non-competition covenant.  The severance provisions in Mr. Sacks’ employment agreement are discussed in the “Potential Payments Upon Termination or Change in Control” section below.

Hilton H. Schlosberg.  We entered into an employment agreement dated as of June 1, 2003 with Hilton Schlosberg pursuant to which Mr. Schlosberg renders services as our President and Chief Financial Officer. Under his employment agreement, Mr. Schlosberg’s annual base salary was $230,000 for the seven month period ending December 31, 2003, increased to $245,000 per annum for the 12 month period ending December 31, 2004 and increases by a minimum of five percent (5%) for each subsequent 12 month period during the employment period.  Mr. Schlosberg is eligible to receive an annual bonus in an amount determined at the discretion of our Board as well as certain fringe benefits.  The employment period commenced on June 1, 2003 and ends on December 31, 2008.  Since commencement of the employment period, we have granted Mr. Schlosberg an option, subject to time based vesting, to purchase 1,200,000 shares of common stock (post-split) pursuant to a stock option agreement dated as May 28, 2003, an option to purchase 1,200,000 shares of common stock (post-split) pursuant to a stock option agreement dated March 23, 2005 and an option to purchase 600,000 shares of common stock (post-split) pursuant to a stock option agreement dated November 11, 2005. Under his employment agreement, Mr. Schlosberg is subject to a confidentiality covenant and a six-month post-termination non-competition covenant.  The severance provisions in Mr. Schlosberg’s employment agreement are discussed in the “Potential Payments Upon Termination or Change in Control” section below.

Mark J. Hall.  On January 21, 1997 Mr. Hall executed our written offer of employment.  The written offer of employment specifies that Mr. Hall’s employment with us is “at will” and thus may be terminated at any time for any or no reason.  Mr. Hall’s base compensation was $250,000 as of December 31, 2006 and he is currently eligible to receive a bonus of up to 51% of his base compensation, subject to review by our Executive Committee.  Since January 1, 1999, we have granted Mr. Hall an option, subject to time based vesting, to purchase 160,000 shares of common stock (post-split) pursuant to a stock option agreement dated July 12, 2002, an option to purchase 480,000 shares of common stock (post-split) pursuant to a stock option agreement dated January 15, 2004, an option to purchase 800,000 shares of common stock (post-split) pursuant to a stock option agreement dated March 23, 2005, an option to purchase 100,000 shares of common stock (post-split) pursuant to a stock option agreement dated September 28, 2005 and an option to purchase 100,000 shares of common stock (post-split) pursuant to a stock option agreement dated November 11, 2005.

Michael Schott.  On August 5, 2002 Mr. Schott executed our written offer of employment.  The written offer of employment specifies that Mr. Schott’s employment with us is “at will” and thus may be terminated at any time for any or no reason.  Mr. Schott’s base compensation was $195,000 as of December 31, 2006 and he is currently eligible to receive a bonus of up to 40% of his base compensation, subject to review by our Executive Committee. Since commencement of employment, we have granted Mr. Schott an option, subject to time based vesting, to purchase 576,000 shares of common stock (post-split) pursuant to a stock option agreement dated August 9, 2002, an option to purchase 256,000 shares of common stock (post-split) pursuant to a stock option agreement dated January 15, 2004, an option to purchase 200,000 shares of common stock (post-split) pursuant to a stock option agreement dated March 23, 2005 and an option to purchase 48,000 shares of common stock (post-split) pursuant to a stock option agreement dated November 11, 2005.

Thomas J. Kelly.  Mr. Kelly’s employment is “at will” and thus may be terminated at any time for any or no reason.  Mr. Kelly’s base compensation was $160,000 as of December 31, 2006 and he is currently eligible to receive a bonus, subject to review by our Executive Committee. Since January 1, 1999, we have granted Mr. Kelly an option, subject to time based vesting, to purchase 80,000 shares of common stock (post-split) pursuant to a stock option agreement dated February 2, 1999, an option to purchase 80,000 shares of common stock (post-split) pursuant to a stock option agreement dated July 12, 2002, an option to purchase 200,000 shares of common stock (post-split) pursuant to a stock option agreement dated January 15, 2004 and an option to purchase 8,000 shares of common stock (post-split) pursuant to a stock option agreement dated November 11, 2005.

GRANTS OF PLAN-BASED AWARDS

No plan-based awards were granted to our NEOs during the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the outstanding equity awards held by our NEOs at December 31, 2006.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exerciseable (#)	Number of Securities Underlying Unexercised Unearned Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Rodney C.	2/2/1999	580,000	—		—	0.53125	2/2/2009	—	—	—	—
Sacks	7/12/2002	544,088	—		—	0.44625	7/12/2012	—	—	—	—
	5/28/2003	575,912	480,000	(1)	—	0.53125	5/28/2013	—	—	—	—
	3/23/2005	240,000	960,000	(2)	—	6.58750	3/23/2015	—	—	—	—
	11/11/2005	120,000	480,000	(3)	—	16.87000	11/11/2015	—	—	—	—
Hilton H.	2/2/1999	580,000	—		—	0.53125	2/2/2009	—	—	—	—
Schlosberg	7/12/2002	544,088	—		—	0.44625	7/12/2012	—	—	—	—
	5/28/2003	575,912	480,000	(1)	—	0.53125	5/28/2013	—	—	—	—
	3/23/2005	240,000	960,000	(2)	—	6.58750	3/23/2015	—	—	—	—
	11/11/2005	120,000	480,000	(3)	—	16.87000	11/11/2015	—	—	—	—
Mark J. Hall	7/12/2002	32,000	32,000	(4)	—	0.44625	7/12/2012	—	—	—	—
	1/15/2004	—	288,000	(5)	—	1.01875	1/15/2014	—	—	—	—
	3/23/2005	—	640,000	(6)	—	6.58750	3/23/2015	—	—	—	—
	9/28/2005	20,000	80,000	(7)	—	10.94750	9/28/2015	—	—	—	—
	11/11/2005	20,000	80,000	(8)	—	16.87000	11/11/2015	—	—	—	—
Michael	8/9/2002	—	192,000	(9)	—	0.48125	8/9/2012	—	—	—	—
Schott	1/15/2004	—	128,000	(10)	—	1.01875	1/15/2014	—	—	—	—
	3/23/2005	—	160,000	(11)	—	6.58750	3/23/2015	—	—	—	—
	11/11/2005	9,600	38,400	(12)	—	16.87000	11/11/2015	—	—	—	—
Thomas J.	7/12/2002	—	16,000	(13)	—	0.44625	7/12/2012	—	—	—	—
Kelly	1/15/2004	—	120,000	(14)	—	1.01875	1/15/2014	—	—	—	—
	11/11/2005	1,600	6,400	(15)	—	16.87000	11/11/2015	—	—	—	—

(1)   Vest as follows: 240,000 on January 1, 2007; 240,000 on January 1, 2008

(2)   Vest as follows: 240,000 on March 23, 2007; 240,000 on March 23, 2008; 240,000 on March 23, 2009; 240,000 on March 23, 2010

(3)   Vest as follows: 120,000 on November 11, 2007; 120,000 on November 11, 2008; 120,000 on November 11, 2009, 120,000 on November 11, 2010

(4)   Vest as follows: 32,000 on July 12, 2007

(5)   Vest as follows: 96,000 on January 15, 2007; 96,000 on January 15, 2008; 96,000 on January 15, 2009

(6)   Vest as follows: 160,000 on March 23, 2007; 160,000 on March 23, 2008; 160,000 on March 23, 2009; 160,000 on March 23, 2010

(7)   Vest as follows: 20,000 on September 28, 2007; 20,000 on September 28, 2008; 20,000 on September 28, 2009; 20,000 on September 28, 2010

(8)   Vest as follows: 20,000 on November 11, 2007; 20,000 on November 11, 2008; 20,000 on November 11, 2009; 20,000 on November 11, 2010

(9)   Vest as follows: 96,000 on August 9, 2007; 96,000 on August 9, 2008

(10) Vest as follows: 64,000 on January 15, 2007; 64,000 on January 15, 2008

(11) Vest as follows: 40,000 on March 23, 2007; 40,000 on March 23, 2008; 40,000 on March 23, 2009; 40,000 on March 23, 2010

(12) Vest as follows: 9,600 on November 11, 2007; 9,600 on November 11, 2008; 9,600 on November 11, 2009; 9,600 on November 11, 2010

(13) Vest as follows: 16,000 on July 12, 2007

(14) Vest as follows: 40,000 on January 15, 2007; 40,000 on January 15, 2008; 40,000 on January 15, 2009

(15) Vest as follows: 1,600 on November 11, 2007; 1,600 on November 11, 2008; 1,600 on November 11, 2009; 1,600 on November 11, 2010

OPTION EXERCISES AND STOCK VESTED

The following table summarizes exercise of stock options by our NEOs during the Company’s fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Rodney C. Sacks	460,000	$20,579,000	—	—
Hilton H. Schlosberg	460,000	20,579,000	—	—
Mark J. Hall	256,000	9,293,360	—	—
Michael Schott	200,000	6,484,438	—	—
Thomas J. Kelly	56,000	1,776,100	—	—

PENSION BENEFITS

We do not maintain or make contributions to a defined benefit plan for any employees.

NON QUALIFIED DEFERRED COMPENSATION

None of our NEOs participated or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.  The Compensation Committee, which is comprised solely of “outside directors” as defined for the purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers or other employees with non-qualified defined contribution or deferred compensation benefits should they deem such benefits appropriate.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to the NEOs in the event of a termination of employment or a change of control.  The following tables and narrative disclosure summarize the potential payments to each NEO assuming that one of the events listed in the tables below occurs.  The tables assume that the event occurred on December 31, 2006, the last day of our fiscal year.

Key Employment Agreement and Stock Option Agreement Definitions

For purposes of the employment agreements with Mr. Sacks and Mr. Schlosberg described in this section, cause, (under which we may terminate their employment),  is defined as (i) an act or acts of dishonesty or gross misconduct on the executive’s part which result or are intended to result in material damage to our business or reputation or (ii) repeated material violations by the executive of his obligations relating to his position and duties which violations are demonstrably willful and deliberate on the executives part and which result in material damage to our business or reputation and as to which material violations our Board has notified the executive in writing.

For purposes of the employment agreements with Mr. Sacks and Mr. Schlosberg described in this section, constructive termination, (under which they may terminate their employment), is defined as (i) without the written consent of the executive, (A) the assignment to the executive of any duties inconsistent in any substantial respect with the executive’s position, authority or responsibilities as contemplated by the position and duties described in his employment agreement, or (B) any other substantial adverse change in such position, including titles, authority or responsibilities; (ii) any failure by us to comply with any of the provisions of his employment agreement, other than an insubstantial or inadvertent failure remedied by us promptly after receipt of notice thereof given by the executive; (iii) our requiring the executive without his consent to be based at any office location outside of Orange County, California except for travel reasonably required in the performance of the executive’s responsibilities; or (iv) any failure by us to obtain the assumption and agreement to perform the employment agreement by a successor as contemplated by Section 13(b) of the employment agreement, provided that the successor has had actual written notice of the existence of the respective employment agreement and its terms and an opportunity to assume our responsibilities under the employment agreement during a period of 10 business days after receipt of such notice.

For purposes of the employment agreements with Mr. Sacks and Mr. Schlosberg described in this section, disability is defined as disability which would entitle the executive to receive full long-term disability benefits under our long-term disability plan, or if no such plan shall then be in effect, any physical or mental disability or incapacity which renders the executive incapable of performing the services required of him in accordance with his obligations under Section 5 of the employment agreement for a period of more than 120 days in the aggregate during any 12-month period during the Employment Period.

For purposes of the stock option agreements with Mr. Sacks and Mr. Schlosberg described in this section, change in control is defined as (i) the acquisition of “Beneficial Ownership” by any person (as defined in rule 13(d)–3 under the Exchange Act), corporation or other entity other than us or a wholly owned subsidiary of 20% or more of our outstanding stock, (ii) the sale or disposition of substantially all of our assets, or (iii) our merger with another corporation in which our Common Stock is no longer outstanding after such merger.

For purposes of the stock option agreements with Mr. Sacks and Mr. Schlosberg described in this section, cause, (under which we may terminate their employment), is defined as the individual’s act of fraud or dishonesty, knowing and material failure to comply with applicable laws or regulations or drug or alcohol abuse; and good reason, (under which they may terminate their employment), is defined as a reduction in the individual’s compensation or benefits, the individual’s removal from his current position or the assignment to the individual of duties or responsibilities that are inconsistent with the dignity, importance or scope of his position with us.

For purposes of all the stock option agreements described in this section, total disability is defined as the complete and permanent inability of the executive to perform all his duties of employment with us.

For purposes of the employment offer letters with Mr. Hall and Mr. Schott described in this section, cause, (under which we may terminate their employment), shall mean an act of dishonesty, or reasons which justify their summary dismissal.

For purposes of Mr. Schott’s employment offer letter, a material change by us of the employee’s functions, duties and responsibility, which materially reduces his position with us or a requirement by us that he relocate to California without providing reasonable reimbursement to him for moving expenses or a material reduction in the basic salary payable by us to him, will constitute constructive termination entitling him to the benefits of termination of his employment without cause.

For purposes of the stock option agreements with Mr. Hall and Mr. Schott, (exclusive of Mr. Schott’s August 9, 2002 agreement) described in this section, change in control is generally defined as (i) the acquisition of “Beneficial Ownership” by any person (as defined in Rule 13(d)–3 under the Exchange Act ), corporation or other entity other than us or a wholly owned subsidiary of ours of 50% or more of our outstanding stock, (ii) the sale or disposition of substantially all of our assets, or (iii) our merger with another corporation in which our Common Stock is no longer outstanding after such merger.

For purposes of the stock option agreement with Mr. Schott dated August 9, 2002 described within, change in control is generally defined as (i) the acquisition of “Beneficial Ownership” by any person (as defined in rule 13(d)–3 under the Exchange Act ), corporation or other entity other than us or a wholly owned subsidiary of ours of 30% or more of our outstanding stock, (ii) the sale or disposition of substantially all of our assets, or (iii) our merger with another corporation in which our Common Stock is no longer outstanding after such merger.

For purposes of the stock option agreements with Mr. Hall, Mr. Schott and Mr. Kelly described in this section, cause, (under which we may terminate their employment), is defined as the individual’s act of fraud or dishonesty, knowing and material failure to comply with applicable laws or regulations or satisfactorily perform his duties of employment, insubordination or drug or alcohol abuse.

Rodney C. Sacks

Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Cause and Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability and Termination by the Executive for Contructive Termination ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)
Base Salary	275,000	275,000	—	509,348	—
Vacation	21,154	21,154	21,154	21,154	—
Benefit Plans	8,652	15,094	—	30,188	—
Automobile	25,771	25,771	—	51,542	—
Perquisites and other personal benefits	—	—	—	—	—
Acceleraton of stock option awards	—	—	—	7,323,570	7,323,570
Total	330,577	337,019	21,154	7,935,802	7,323,570

(a)           Under his employment agreement, upon termination due to death or disability, Mr. Sacks, or his legal representative, is entitled to continuation of base salary, employee plan benefits for himself and his family and automobile benefits for a period of one year from the date of termination and payment for accrued vacation.

(b)           Under his employment agreement, upon termination by us for cause or voluntary termination by Mr. Sacks, Mr. Sacks is entitled to payment for only accrued vacation.

(c)           Under his employment agreement, upon termination by us without cause and termination by Mr. Sacks for constructive termination i.e. for good cause, or if we elect not to renew the employment agreement, Mr. Sacks is entitled to the present value of his base salary for the period through December 31, 2008, or through the date which is twelve months from the date of termination, whichever period is longer, at the rate in effect on the date of termination, discounted at the interest rate payable on one year Treasury Bills in effect on the day that is 30 business days prior to the date of termination. In addition, Mr. Sacks is entitled to continuation of all benefit plans and automobile benefits for the period from the date of termination to December 31, 2008, or through the date which is twelve months from the date of termination, whichever period is longer.  Also, in the case of termination without cause, Mr. Sacks is entitled to two weeks base salary in lieu of notice at the rate in effect on the date of termination.  In addition, under Mr. Sacks’ stock option agreements, if Mr. Sacks’ employment is terminated by us without cause or by Mr. Sacks for good reason, all stock option awards shall immediately become exercisable in their entirety.

(d)           Under Mr. Sacks’ stock option agreements, upon a change in control, all stock option awards shall immediately become exercisable in their entirety and the options may, with the consent of Mr. Sacks, be purchased by the Company for cash at a price equal to the fair market value less the purchase price payable by Mr. Sacks to exercise the options for one (1) share of our Common Stock multiplied by the number of shares of Common Stock which Mr. Sacks has the option to purchase.

Hilton H. Schlosberg

Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Cause and Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability and Termination by the Executive for Contructive Termination ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)
Base Salary	275,000	275,000	—	509,348
Vacation	21,154	21,154	21,154	21,154
Benefit Plans	9,077	15,561	—	31,122
Automobile	15,261	15,261	—	30,522
Perquisites and other personal benefits	—	—	—	—
Acceleraton of stock option awards	—	—	—	7,323,570	7,323,570
Total	320,492	326,976	21,154	7,915,716	7,323,570

(a)           Under his employment agreement, upon termination due to death or disability, Mr. Schlosberg, or his legal representative, is entitled to continuation of base salary, employee plan benefits for himself and his family and automobile benefits for a period of one year from the date of termination and payment for accrued vacation.

(b)           Under his employment agreement, upon termination by us for cause or voluntary termination by Mr. Schlosberg, Mr. Schlosberg is entitled to payment for only accrued vacation.

(c)           Under his employment agreement, upon termination by us without cause and termination by Mr. Schlosberg for constructive termination i.e. for good cause, or if we elect not to renew the employment agreement, Mr. Schlosberg is entitled to the present value of his base salary for the period through December 31, 2008, or through the date which is twelve months from the date of termination, whichever period is longer, at the rate in effect on the date of termination, discounted at the interest rate payable on one year Treasury Bills in effect on the day that is 30 business days prior to the date of termination. In addition, Mr. Schlosberg is entitled to continuation of all benefit plans and automobile benefits for the period from the date of termination to December 31, 2008, or through the date which is twelve months from the date of termination, whichever period is longer.  Also, in the case of termination without cause, Mr. Schlosberg is entitled to two weeks base salary in lieu of notice at the rate in effect on the date of termination.  In addition, under Mr. Schlosberg’s stock option agreements, if Mr. Schlosberg’s employment is terminated by us without cause or by Mr. Schlosberg for good reason, all stock option awards shall immediately become exercisable in their entirety.

(d)           Under Mr. Schlosberg’s stock option agreements, upon a change in control, all stock option awards shall immediately become exercisable in their entirety and the options may with the consent of Mr. Schlosberg, be purchased by us for cash at a price equal to the fair market value less the purchase price payable by Mr. Schlosberg to exercise the options for one (1) share of our Common Stock multiplied by the number of shares of Common Stock which Mr. Schlosberg has the option to purchase.

Mark J. Hall

Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Cause and Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)
Base Salary	—	—	—	41,667	—
Vacation	19,231	19,231	19,231	19,231	—
Benefit Plans	—	—	—	1,651	—
Automobile	—	—	—	—	—
Perquisites and other personal benefits	—	—	—	—	—
Acceleraton of stock option awards	—	—	—	—	3,512,051
Total	19,231	19,231	19,231	62,549	3,512,051

(a)           Under our general employment practices, upon termination due to death or disability, Mr. Hall, or his legal representative, is entitled to payment for accrued vacation.

(b)           Under Mr. Hall’s employment offer letter dated January 21, 1997 and our general employment practices, upon termination by us for cause or voluntary termination by Mr. Hall, Mr. Hall is entitled to payment for accrued vacation.

(c)           Under Mr. Hall’s employment offer letter dated January 21, 1997, upon termination by us without cause, Mr. Hall is entitled to two months severance pay and the continuation of medical and dental benefit coverage for both himself and his family for a period of two months.  In addition, under our general employment practices, Mr. Hall is entitled to payment for accrued vacation.

(d)           Under Mr. Hall’s stock option agreements (exclusive of the stock option agreement dated July 12, 2002), upon a change in control, all stock option awards shall immediately become exercisable in their entirety and the options may, with the consent of Mr. Hall, be purchased by us for cash at a price equal to the fair market value less the purchase price payable by Mr. Hall to exercise the options for one (1) share of our Common Stock multiplied by the number of shares of Common Stock which Mr. Hall has the option to purchase. Under Mr. Hall’s stock option agreement dated July 12, 2002, our Board may, at any time, in its sole discretion, provide that upon the occurrence of a change in control (as determined by the Board), all or a specified portion of any outstanding options not theretofore exercisable shall immediately become exercisable and that any option not exercised prior to such change in control shall be canceled.

Michael B. Schott

Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Cause and Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability ($)	Change in control - Termination without cause ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)	(d)
Base Salary	—	—	—	32,500	48,750	32,500
Vacation	15,000	15,000	15,000	15,000	15,000	—
Benefit Plans	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Perquisites and other personal benefits	—	—	—	—	—	—
Acceleraton of stock option awards:
Option agreements dated November 11, 2005, March 23, 2005 and January 15, 2004	—	—	—	—	958,053	479,026
Option agreement dated August 9, 2002	—	—	—	—	—	—
Total	15,000	15,000	15,000	47,500	1,021,803	511,526

(a)           Under our general employment practices, upon termination due to death or disability, Mr. Schott, or his legal representative is entitled to payment for accrued vacation.

(b)           Under our general employment practices, upon termination by us for cause or voluntary termination by Mr. Schott, Mr. Schott is entitled to payment for accrued vacation.

(c)           Under Mr. Schott’s employment offer letter dated July 31, 2002, upon termination by us without cause, Mr. Schott is entitled to two months severance pay.  In addition, under our general employment practices, Mr. Schott is entitled to payment for accrued vacation.

(d)           Under Mr. Schott’s stock option agreements dated November 11, 2005 and March 23, 2005, upon a change in control, 50% of any portion of the option not yet exercisable, shall immediately become exercisable.  In addition, if after the occurrence of a change in control Mr. Schott’s employment is terminated without cause, any portion of the outstanding options not theretofore exercisable shall immediately become exercisable.  Following the acceleration of vesting, the options may, with the consent of Mr. Schott, be purchased by us for cash at a price equal to the fair market value less the purchase price payable by Mr. Schott to exercise the options for one (1) share of our Common Stock multiplied by the number of shares of Common Stock which Mr. Schott has the option to purchase. Under Mr. Schott’s stock option agreement dated January 15, 2004, upon a change in control, 50% of any portion of the option not yet exercisable, shall immediately become exercisable and our Board may, at any time, in its sole discretion, provide that all or a specified portion of any outstanding options not theretofore exercisable shall immediately become exercisable and that any option not exercised prior to such change in control shall be cancelled. In addition, if after the occurrence of a change in control Mr. Schott’s employment is terminated without cause, any portion of the outstanding options not theretofore exercisable, shall immediately become exercisable.  Following the acceleration of vesting, the options may, with the consent of Mr. Schott, be purchased by us for cash at a price equal to the fair market value less the purchase price payable by Mr. Schott to exercise the options for one (1) share of our Common Stock multiplied by the number of shares of Common Stock which Mr. Schott has the option to purchase. Under Mr. Schott’s stock option agreement dated August 9, 2002, upon a change in control, our Board may, at any time, in its sole discretion, provide that upon the occurrence of a change in control (as determined by our Board), all or a specified portion of any outstanding options not theretofore exercisable shall immediately become exercisable and that any option not exercised prior to such change in control shall be cancelled. Under Mr. Schott’s employment offer letter dated July 31, 2002, if a change in control occurs and the new controlling shareholders do not continue Mr. Schott’s employment by us for at least six (6) months thereafter, Mr. Schott will be entitled to receive an additional one (1) months’ severance pay in the amount of $16,250.  If Mr. Schott voluntarily terminates his employment within six (6) months following a change in control, he will be entitled to receive two (2) months severance pay in the amount of $32,500.

Thomas J. Kelly

Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Cause and Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)
Base Salary	—	—	—	—	—
Vacation	11,230	11,230	11,230	11,230	—
Benefit Plans	—	—	—	—	—
Automobile	—	—	—	—	—
Perquisites and other personal benefits	—	—	—	—	—
Acceleraton of stock option awards	—	—	—	—	—
Total	11,230	11,230	11,230	11,230	—

(a)           Under our general employment practices, upon termination due to death or disability, Mr. Kelly or his legal representative, is entitled to payment for accrued vacation.

(b)           Under our general employment practices, upon termination by us for cause or voluntary termination by Mr. Kelly, Mr. Kelly is entitled to payment for accrued vacation.

(c)           Under our general employment practices, upon termination by us without cause, Mr. Kelly is entitled to payment for accrued vacation.

(d)           Under Mr. Kelly’s stock option agreements our Board may, at any time, in its sole discretion, provide that upon the occurrence of a change in control (as determined by the Board), all or a specified portion of any outstanding options not theretofore exercisable shall immediately become exercisable and that any option not exercised prior to such change in control shall be canceled. Under the Amendment to Conditions of Employment of Mr. Kelly dated December 7, 1999, if, following a change in control, Mr. Kelly’s employment with us is terminated by us other than for cause or in the event that Mr. Kelly resigns under circumstances which constitute constructive dismissal by us of Mr. Kelly, then Mr. Kelly shall be entitled to receive severance pay from us as follows: If termination occurs within the first six (6)months after the change in control occurs, Mr. Kelly shall be entitled to six (6) months severance pay in the amount of $80,000; if termination occurs between six (6) and twelve (12) months after the change in control occurs, Mr. Kelly shall be entitled to five (5) months severance pay in the amount of $66,667; if termination occurs between twelve (12) and eighteen (18) months after the change in control occurs, Mr. Kelly shall be entitled to four (4) months severance pay in the amount of $53,333 and if the termination occurs between eighteen and twenty-four (24) months after the change in control occurs, Mr. Kelly shall be entitled to three (3) months severance pay in the amount of $40,000.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation we paid to our outside directors during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Benjamin M. Polk	20,000	—	60,555	—	—	—	80,555
Norman C. Epstein	28,000	—	60,555	—	—	—	88,555
Sydney Selati	23,000	—	60,687	—	—	—	83,687
Harold C. Taber	23,000	—	60,555	—	—	—	83,555
Mark S. Vidergauz	20,500	—	60,555	—	—	—	81,055

(1)   The outside directors held the following numbers of outstanding stock options as of December 31, 2006; Benjamin M. Polk, 9,600; Norman C. Epstein, 19,200; Sydney Selati, 64,000; Harold C, Taber, 19,200; and Mark S. Vidergauz, 9,600.

During the year ended December 31, 2006 no options awards were granted to our outside directors.

In 2006, outside directors were entitled to an annual fee of $15,000 plus $1,500 for each meeting of the Board attended. Outside directors were also entitled to $500 for each Board meeting attended by telephone.  Outside directors were entitled to $1,000 for each Audit Committee meeting attended in person and $500 for each Audit Committee meeting attended by telephone. The Audit Committee chairman earns an additional annual fee of $5,000.  Outside directors were entitled to $500 for each Compensation Committee meeting attended in person and $250 for each Compensation Committee meeting attended by telephone.  Outside directors were entitled to $500 for each Nominating Committee meeting attended in person and $250 for each Nominating Committee meeting attended by telephone. Outside directors were entitled to $500 for each Special Committee meeting attended in person and $250 for each Special Committee meeting attended by telephone.

Employee Stock Option Plans

The Company has a stock option plan (the “Plan”) that provided for the grant of options to purchase up to 24,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries.  Options granted under the Plan may either be incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options.  Such options are exercisable at fair market value on the date of grant for a period of up to ten years.  Under the Plan, shares subject to options may be purchased for cash, or for shares of common stock valued at fair market value on the date of purchase.  Under the Plan, no additional options may be granted after July 1, 2001.

During 2001, the Company adopted the Hansen Natural Corporation 2001 Stock Option Plan (“2001 Option Plan”).  The 2001 Option Plan provides for the grant of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries.  Options granted under the 2001 Stock Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended (the “Code”), nonqualified stock options, or stock appreciation rights.

The Plan and the 2001 Option Plan are administered by the Compensation Committee of the Board of Directors of the Company, comprised of directors who satisfy the “non-employee” director requirements of Rule 16b-3 under the Securities Exchange Act of 1934 and the “outside director” provision of Section 162(m) of the Code.  Grants under the Plan and the 2001 Option Plan are made pursuant to individual agreements between the Company and each grantee that specifies the terms of the grant, including the exercise price, exercise period, vesting and other terms thereof.

Outside Directors Stock Option Plans

The Company had an option plan for its outside directors (the “Directors Plan”) that provided for the grant of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to directors of the Company who are not and have not been employed by or acted as consultants to the Company and its subsidiaries or affiliates and who are not and have not been nominated to the Board of Directors of the Company pursuant to a contractual arrangement. Under the Directors Plan, no additional options could be granted after November 30, 2004.

During 2005, the Company adopted the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (“2005 Directors Plan”) that provides for the grant of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant.  Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant.  Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the Directors Plan.  The Directors Plan is a “formula plan” so that a non-employee director’s participation in the Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 under the Securities Exchange Act of 1934).  Four eligible directors were initially granted options to purchase 19,200 shares of the Company’s common stock pursuant to the 2005 Directors Plan, (see “Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Related Stockholder Matters”).

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in ITEM 5 of this report is incorporated herein.

The following table sets forth, as of the most recent practical date, May 16, 2007, the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group:

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Class
Brandon Limited Partnership No. 1 (1)	1,306,920		1.4%
Brandon Limited Partnership No. 2(2)	8,013,336		8.3%
Hilrod Holdings, L.P.	4,880,000		5.1%
HRS Holdings, L.P.	1,000,000		1.0%
Hilrod Holdings II, L.P.	457,552		0.5%
Fidelity Low Priced Stock Fund(3)	7,082,256		7.3%
Barclay’s Global Investors, NA(4)	16,026,703		16.6%

Rodney C. Sacks	18,509,032	(5)	19.2%
Hilton H. Schlosberg	18,197,808	(6)	18.8%
Mark Hall	422,400	(7)	**	%
Michael Schott	247,365	(8)	**	%
Kirk Blower	101,600	(9)	**	%
Sydney Selati	64,000	(10)	**	%
Thomas Kelly	77,600	(11)	**	%
Norman Epstein	18,400	(12)	**	%
Harold Taber	18,400	(13)	**	%
Benjamin Polk	—		**	%
Mark Vidergauz	—		**	%

Officers and Directors as a group (11 members: 22,465,949 shares or 23.26% in aggregate). Effective December 31, 2006, certain stock option agreements entered into from 2002 through 2005 described below were amended to provide, among other things, that (i) the exercise price of the option is the fair market value of the underlying stock on the grant date (the “Grant Date”); (ii) following completion of a special committee investigation, the Company will make a determination as to whether the Grant Date requires adjustment; (iii) if the Grant Date requires adjustment, the exercise price of the option shall be the fair market value of the underlying stock on the Grant Date as adjusted; and (iv) if the Grant Date does not require adjustment, the exercise price shall be the exercise price stated in the respective stock option agreement.

* Except as noted otherwise, the address for each of the named stockholders is 1010 Railroad Street, Corona, California 92882.

** Less than 1%

(1) The mailing address of Brandon Limited Partnership No. 1 (“Brandon No. 1”) is 56 Conduit Street, London W1S2YZ England. The general partners of Brandon No. 1 are Rodney C. Sacks and Hilton H. Schlosberg.

(2) The mailing address of Brandon Limited Partnership No. 2 (“Brandon No. 2”) is 56 Conduit Street, London W1S2YZ England. The general partners of Brandon No. 2 are Rodney C. Sacks and Hilton H. Schlosberg.

(3) The mailing address of this reporting person is 82 Devonshire Street, Boston, Massachusetts 02109.

(4) The mailing address of this reporting person is 45 Fremont Street, San Francisco, California 94105.

(5) Includes 311,224 shares of Common Stock owned by Mr. Sacks; 457,552 shares beneficially held by Hilrod Holdings II, L.P. because Mr. Sacks is one of Hilrod Holdings II’s general partners; 1,306,920 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1’s general partners; 8,013,336 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2’s general partners; 1,000,000 shares beneficially held by HRS Holdings, LP because Mr. Sacks is one of HRS Holdings’ general partners and 4,880,000 shares beneficially held by Hilrod Holdings L.P. because Mr. Sacks is one of Hilrod Holdings’ general partners.  Also includes options presently exercisable to purchase 580,000 shares of Common Stock, out of options to purchase a total of 800,000 shares, exercisable at $0.53 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Sacks; options presently exercisable to purchase 544,088 shares of Common Stock, out of options to purchase a total of 1,200,000 shares, exercisable at $0.45 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Sacks; options presently exercisable to purchase 815,912 shares of Common Stock, out of options to purchase a total of 1,200,000 shares, exercisable at $0.53 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Sacks; options presently exercisable to purchase 480,000 shares of Common Stock, out of options to purchase a total of 1,200,000 shares, exercisable at $6.59 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Sacks; and options presently exercisable to purchase 120,000 shares of Common Stock, out of options to purchase a total of 600,000 shares, exercisable at $16.87 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Sacks.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 311,224 shares of Common Stock; (ii) 2,540,000 shares presently exercisable under the Stock Option Agreements; (iii) 48,800 shares beneficially held by Hilrod Holdings L.P. because Mr. Sacks is one of Hilrod Holdings’ general partners; (iv) 10,000 shares beneficially held by HRS Holdings, L.P. because Mr. Sacks is one of HRS Holdings’ general partners and (v)  228,776 shares beneficially held by Hilrod Holdings II, L.P. because Mr. Sacks is one of Hilrod Holdings II’s general and limited partners.

(6) Includes 457,552 shares of Common Stock beneficially held by Hilrod Holdings II, L.P. because Mr. Schlosberg is one of Hilrod Holdings II’s general partners; 1,306,920 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1’s general partners; 8,013,336 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2’s general partners; 1,000,000 shares beneficially held by HRS Holdings, LP because Mr. Schlosberg is one of HRS Holdings’ general partners and 4,880,000 shares beneficially held by Hilrod Holdings L.P. because Mr. Schlosberg is one of Hilrod Holdings’ general partners. Also includes options presently exercisable to purchase 580,000 shares of Common Stock, out of options to purchase a total of 800,000 shares, exercisable at $0.53 per share, granted pursuant to a Stock Option Agreement dated February 2, 1999 between the Company and Mr. Schlosberg; options presently exercisable to purchase 544,088 shares of Common Stock, out of options to purchase a total of 1,200,000 shares, exercisable at $0.45 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Schlosberg; options presently exercisable to purchase 815,912 shares of Common Stock, out of options to purchase a total of 1,200,000 shares, exercisable at $0.53 per share, granted pursuant to a Stock Option Agreement dated May 28, 2003 between the Company and Mr. Schlosberg; options presently exercisable to purchase 480,000 shares of Common Stock, out of options to purchase a total of 1,200,000 shares, exercisable at $6.59 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 120,000 shares of Common Stock, out of options to purchase a total of 600,000 shares, exercisable at $16.87 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Schlosberg.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 2,540,000 shares presently exercisable under the Stock Option Agreements; (ii) 48,800 shares beneficially held by Hilrod Holdings L.P. because Mr. Schlosberg is one of Hilrod Holdings’ general partners; (iii) 10,000 shares beneficially held by HRS Holdings, L.P. because Mr. Schlosberg is one of HRS Holdings’ general partners and (iv)  228,776 shares beneficially held by Hilrod Holdings II, L.P. because Mr. Schlosberg is one of Hilrod Holdings II’s general and limited partners.

(7) Includes 4,000 shares of Common Stock owned by Mr. Hall; options presently exercisable to purchase 64,000 shares of Common Stock, out of options to purchase a total of 160,000 shares, exercisable at $0.45 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Hall; options presently exercisable to purchase 32,000 shares of Common Stock, out of options to purchase a total of 80,000 shares, exercisable at $0.45 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mrs. Christine Hall; options presently exercisable to purchase 96,000 shares of Common Stock, out of options to purchase a total of 480,000 shares, exercisable at $1.02 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Hall; options presently exercisable to purchase 24,000 shares of Common Stock, out of options to purchase a total of 120,000 shares, exercisable at $1.02 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mrs. Christine Hall; options presently exercisable to purchase 20,000 shares of Common Stock, out of options to purchase a total of 100,000 shares, exercisable at $10.95 per share, granted pursuant to a Stock Option Agreement dated September 28, 2005 between the Company and Mr. Hall; options presently exercisable to purchase 160,000 shares of Common Stock, out of options to purchase a total of 800,000 shares, exercisable at $6.59 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Hall; options presently exercisable to purchase 20,000 shares of Common Stock, out of options to purchase a total of 100,000 shares, exercisable at $16.87 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Hall and options presently exercisable to purchase 2,400 shares of Common Stock, out of options to purchase a total of 12,000 shares, exercisable at $12.43 per share, granted pursuant to a Stock Option Agreement dated November 1, 2005 between the Company and Mrs. Christine Hall.

(8) Includes 133,765 shares of Common Stock owned by Mr. Schott; options presently exercisable to purchase 64,000 shares of Common Stock, out of options to purchase a total of 256,000 shares, exercisable at $1.02 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Schott; options presently exercisable to purchase 40,000 shares of Common Stock, out of options to purchase a total of 200,000 shares, exercisable at $6.59 per share, granted pursuant to a Stock Option Agreement dated March 23, 2005 between the Company and Mr. Schott and options presently exercisable to purchase 9,600 shares of Common Stock, out of options to purchase a total of 48,000 shares, exercisable at $16.87 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Schott.

(9) Includes 60,000 shares of Common Stock owned by Mr. Blower; options presently exercisable to purchase 20,000 shares of Common Stock, out of options to purchase a total of 100,000 shares, exercisable at $1.02 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Blower; options presently exercisable to purchase 20,000 shares of Common Stock, out of options to purchase a total of 100,000 shares, exercisable at $0.45 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Blower and options presently exercisable to purchase 1,600 shares of Common Stock, out of options to purchase a total of 8,000 shares, exercisable at $12.43 per share, granted pursuant to a Stock Option Agreement dated November 1, 2005 between the Company and Mr. Blower.

(10) Includes 32,000 shares of Common Stock owned by Mr. Selati and options presently exercisable to purchase 32,000 shares of Common Stock, out of options to purchase a total of 96,000 shares, exercisable at $3.23 per share, granted pursuant to a Stock Option Agreement dated November 5, 2004 between the Company and Mr. Selati.

(11) Includes 20,000 shares of Common Stock owned by Mr. Kelly; options presently exercisable to purchase 40,000 shares of Common Stock, out of options to purchase a total of 200,000 shares, exercisable at $1.02 per share, granted pursuant to a Stock Option Agreement dated January 15, 2004 between the Company and Mr. Kelly; options presently exercisable to purchase 16,000 shares of Common Stock, out of options to purchase a total of 80,000 shares, exercisable at $0.45 per share, granted pursuant to a Stock Option Agreement dated July 12, 2002 between the Company and Mr. Kelly and options presently exercisable to purchase 1,600 shares of Common Stock, out of options to purchase a total of 8,000 shares, exercisable at $16.87 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Kelly.

(12) Includes 4,000 shares beneficially held by Shoreland Investments because Mr. Epstein is one of Shoreland Investment’s general partners and options presently exercisable to purchase 14,400 shares of Common Stock, out of options to purchase a total of 19,200 shares, exercisable at $16.87 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Epstein.

(13) Includes 4,000 shares of Common Stock owned by Mr. Taber and options presently exercisable to purchase 14,400 shares of Common Stock, out of options to purchase a total of 19,200 shares, exercisable at $16.87 per share, granted pursuant to a Stock Option Agreement dated November 11, 2005 between the Company and Mr. Taber.

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Board has determined that Messrs. Epstein, Taber, Selati and Vidergauz are independent directors under applicable Nasdaq Marketplace Rules and SEC Rules. In addition, the Board has also determined that all directors who serve on the Audit, Compensation and Nominating Committees are independent under applicable Nasdaq Marketplace Rules and SEC rules.

Each director and nominee for election as director delivers to the company annually a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director or nominee, or their family members, and the company participates, and in which the director or nominee, or such family member, has a material interest.

The Audit Committee, among its other duties and responsibilities, reviews and monitors all related party transactions. The Audit Committee will assess, among factors it deems appropriate, whether the transaction is on terms no more favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The Audit Committee is responsible for reviewing all related party transactions on a continuing basis and potential conflict of interest situations where appropriate. No director shall participate in any discussion or approval of a transaction for which he is a related party, except that this director shall provide all material information concerning the transaction to the Audit Committee.

Benjamin M. Polk is a partner in Schulte Roth & Zabel LLP, a law firm that we have retained since May 2004, and was previously a partner with Winston & Strawn LLP, a law firm (together with its predecessors) that had been retained by the company since 1992. In 2006, we expended $1.5 million in fees related to services provided by that law firm.

Mark Vidergauz is the Managing Director and Chief Executive Officer of the Sage Group LLC, a professional services firm utilized by us during 2006 and 2005. In 2006 and 2005, we expended $8,300 and $16,300 in fees related to services provided by that professional services firm.

Rodney C. Sacks is currently acting as the sole Trustee of a trust formed pursuant to an Agreement of Trust dated July 27, 1992 for the purpose of holding the Hansen’s ® trademark.  We and HBC have agreed to indemnify Mr. Sacks and hold him harmless from any claims, loss or liability arising out of his acting as Trustee.

During 2006, we purchased promotional items from IFM Group, Inc. (“IFM”).  Rodney C. Sacks, together with members of his family, own approximately 27% of the issued shares in IFM.  Hilton H. Schlosberg, together with members of his family, own approximately 58% of the issued shares in IFM.  Purchases from IFM of promotional items in 2006, 2005 and 2004 were $1.0 million, $0.7 million and $0.6 million, respectively.  We continue to purchase promotional items from IFM Group, Inc. in 2007.

The preceding descriptions of agreements are qualified in their entirety by reference to such agreements, which have been filed as exhibits to the Company’s reports, as applicable.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

Aggregate fees billed and unbilled to the Company for service provided for the years ended December 31, 2006, and 2005 by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”):

	Year ended December 31,
	2006	2005
Audit Fees	$1,250,274	$559,572
Audit Related Fees(1)	13,884	93,830
Tax Fees(2)	1,500	10,383
Total Fees(3)	$1,265,658	$663,785

(1) Audit related fees consisted of fees for consultations regarding reporting matters under regulations of the Securities and Exchange Commission.

(2) Tax fees consisted of fees for tax consultation services including advisory services for state tax analysis and tax audit assistance.

(3) For years ended December 31, 2006 and 2005, all of the services performed by Deloitte & Touche have been pre-approved by the Audit Committee.

The Audit Committee has considered whether Deloitte & Touche’s provision of the non-audit services covered above is compatible with maintaining Deloitte & Touche’s independence and has determined that it is.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its Chairman when necessary due to timing considerations.  Any services approved by the Chairman must be reported to the full Audit Committee at its next scheduled meeting.  The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with the pre-approval policies, and the fees for the services performed to date.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Financial Statement Schedule:
Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

Exhibits:
The Exhibits listed in the Index of Exhibits, which appears immediately following the signature page and is incorporated herein by reference, as filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: June 5, 2007
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	June 5, 2007
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	June 5, 2007
Hilton H. Schlosberg	Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)

/s/ NORMAN C. EPSTEIN	Director	June 5, 2007
Norman C. Epstein

/s/ BENJAMIN M. POLK	Director	June 5, 2007
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	June 5, 2007
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	June 5, 2007
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	June 5, 2007
Mark S. Vidergauz

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 as indicated by footnote.

2.1

Asset purchase agreement among Blue Sky Natural Beverage Co., a Delaware corporation, as Purchaser and Blue Sky Natural Beverage Co., a New Mexico corporation, as seller and Robert Black (incorporated by reference to Exhibit 2.1 to our Form 8-K dated October 4, 2000).

3.2	Amended and Restated By-Laws of Hansen Natural Corporation (incorporated by reference to Exhibit 3.2 to our Form 8-K dated March 8, 2006).
10.1

Amended and Restated Monster Beverages Off-Premise Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch, Incorporated (incorporated by reference to Exhibit 10.01 to our Form 8-K dated August 11, 2006).

10.2	On-Premise Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch, Incorporated (incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 12, 2007).
10.3+

Form of Amendment to Stock Option Agreement (relating to the amendment of certain stock option agreements between Hansen Natural Corporation and its executive officers and directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 8, 2007).

10.4	Form of Indemnification Agreement (to be provided by Hansen Natural Corporation to its directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 11, 2005).
10.5

Seventh Modification to Revolving Credit Loan & Security Agreement and First Amendment to Addendum to Revolving Credit Loan & Security Agreement by and between Hansen Beverage Company, a Delaware corporation, and Comerica Bank-California, a California banking corporation (incorporated by reference to Exhibit 10.1 to our Form 8-K dated October 4, 2000).

10.6

Amended and Restated Allied Products Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch, Incorporated (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 11, 2006).

10.7

Asset Purchase Agreement among Hansen Junior Juice Company, as purchaser, Pasco Juices, Inc., as seller, and Hansen Beverage Company (incorporated by reference to Exhibit 10.2 to our Form 10-K dated March 29, 2002).

10.8	Packaging Agreement between Hansen Beverage Company and U.S. Continental Marketing, Inc. (incorporated by reference to Exhibit 10.4 to our form 10-K dated March 31, 2003).
10.9

Proposal for Additional Storage from U.S. Continental (incorporated by reference to Exhibit 10.8 to our form 10-K dated March 31, 2003). [Please verify why this proposal is material. Any final contract?]

10.10	Advertising Display Agreement between Hansen Beverage Company and Las Vegas Monorail Company (incorporated by reference to Exhibit 10.9 to our form 10-K dated March 31, 2003).
10.11+	Stock Option Agreement between Hansen Natural Corporation and Kirk S. Blower (incorporated by reference to Exhibit 10.13 to our form 10-K dated March 31, 2003).
10.12+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.14 to our form 10-K dated March 31, 2003).

10.13+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.15 to our form 10-K dated March 31, 2003).
10.14+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (incorporated by reference to Exhibit 10.16 to our form 10-K dated March 31, 2003).
10.15+	Stock Option Agreement between Hansen Natural Corporation and Kirk S. Blower (incorporated by reference to Exhibit 10.17 to our form 10-K dated March 31, 2003).
10.16+	Employment Agreement between Hansen Natural Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.18 to our form 8-K dated September 17, 2003).
10.17+	Employment Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.19 to our form 8-K dated September 17, 2003).
10.18+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of May 28, 2003) (incorporated by reference to Exhibit 10.21 to our form 10-K dated March 30, 2004).
10.19+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of May 28, 2003) (incorporated by reference to Exhibit 10.22 to our form 10-K dated March 30, 2004).
10.20+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of January 15, 2004) (incorporated by reference to Exhibit 10.23 to our form 10-K dated March 16, 2005).
10.21+	Stock Option Agreement between Hansen Natural Corporation and Michael B. Schott (made as of January 15, 2004) (incorporated by reference to Exhibit 10.24 to our form 10-K dated March 16, 2005).
10.22+	Stock Option Agreement between Hansen Natural Corporation and Kirk Blower (made as of January 15, 2004) (incorporated by reference to Exhibit 10.25 to our form 10-K dated March 16, 2005).
10.23+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of January 15, 2004) (incorporated by reference to Exhibit 10.26 to our form 10-K dated March 16, 2005).
10.24	Contract Packaging Agreement between Hansen Beverage Company and Southwest Canning & Packaging, Inc. (incorporated by reference to Exhibit 10.27 to our form 10-K dated March 16, 2005).
10.25	Contract Manufacturing and Packaging Agreement between Hansen Beverage Company and Nor-Cal Beverage Co., Inc. (incorporated by reference to Exhibit 10.28 to our form 10-K dated March 16, 2005).
10.26

Product Manufacture and Supply Agreement between Hansen Beverage Company and Seven-Up/RC Bottling Company of Southern California, Inc. (incorporated by reference to Exhibit 10.29 to our form 10-K dated March 16, 2005).

10.27	Contract Packer Agreement between Hansen Beverage Company and Southeast Atlantic Beverage Corporation (incorporated by reference to Exhibit 10.30 to our form 10-K dated March 16, 2005).
10.28

Beverage Production and Packaging Agreement between Hansen Beverage Company and City Brewing Company, LLC d/b/a Midwest Beverage Packers (incorporated by reference to Exhibit 10.31 to our form 10-K dated March 16, 2005).

10.29	Manufacturing Contract between Hansen Beverage Company and Pri-Pak, Inc. (incorporated by reference to Exhibit 10.32 to our form 10-K dated March 16, 2005).
10.30	Amended and Restated Loan and Security Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10.33 to our form 10-K dated March 16, 2005).
10.31

First Modification to the Amended and Restated Loan and Security Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10.34 to our form 10-K dated March 15, 2006).

10.32+	Stock Option Agreement between Hansen Natural Corporation and Sydney Selati (made as of November 5, 2004) (incorporated by reference to Exhibit 10.35 to our form 10-K dated March 15, 2006).

10.33+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of March 23, 2005) (incorporated by reference to Exhibit 10.36 to our form 10-K dated March 15, 2006).
10.34+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of March 23, 2005) (incorporated by reference to Exhibit 10.37 to our form 10-K dated March 15, 2006).
10.35+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of March 23, 2005) (incorporated by reference to Exhibit 10.38 to our form 10-K dated March 15, 2006).
10.36+	Stock Option Agreement between Hansen Natural Corporation and Michael B. Schott (made as of March 23, 2005) (incorporated by reference to Exhibit 10.39 to our form 10-K dated March 15, 2006).
10.37+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of September 28, 2005) (incorporated by reference to Exhibit 10.40 to our form 10-K dated March 15, 2006).
10.38+	Stock Option Agreement between Hansen Natural Corporation and Kirk Blower (made as of November 1, 2005) (incorporated by reference to Exhibit 10.41 to our form 10-K dated March 15, 2006).
10.39+	Stock Option Agreement between Hansen Natural Corporation and Harold Taber (made as of November 11, 2005) (incorporated by reference to Exhibit 10.42 to our form 10-K dated March 15, 2006).
10.40+	Stock Option Agreement between Hansen Natural Corporation and Norman Epstein (made as of November 11, 2005) (incorporated by reference to Exhibit 10.43 to our form 10-K dated March 15, 2006).
10.41+	Stock Option Agreement between Hansen Natural Corporation and Mark Vidergauz (made as of November 11, 2005) (incorporated by reference to Exhibit 10.44 to our form 10-K dated March 15, 2006).
10.42+	Stock Option Agreement between Hansen Natural Corporation and Benjamin Polk (made as of November 11, 2005) (incorporated by reference to Exhibit 10.45 to our form 10-K dated March 15, 2006).
10.43+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of November 11, 2005) (incorporated by reference to Exhibit 10.46 to our form 10-K dated March 15, 2006).
10.44+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of November 11, 2005) (incorporated by reference to Exhibit 10.47 to our form 10-K dated March 15, 2006).
10.45+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of November 11, 2005) (incorporated by reference to Exhibit 10.48 to our form 10-K dated March 15, 2006).
10.46+	Stock Option Agreement between Hansen Natural Corporation and Michael B. Schott (made as of November 11, 2005) (incorporated by reference to Exhibit 10.49 to our form 10-K dated March 15, 2006).
10.47+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of November 11, 2005) (incorporated by reference to Exhibit 10.50 to our form 10-K dated March 15, 2006).
10.48	Packaging Agreement between Hansen Beverage Company and U.S. Continental Packaging, Inc. (incorporated by reference to Exhibit 10(WW) to our form 10-Q dated November 12, 1997).
10.49	Revolving Credit Loan & Security Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10(XX) to our form 10-Q dated November 12, 1997).
10.50+

Severance and Consulting Agreement by and among Hansen Beverage Company, Hansen Natural Corporation, and Harold C. Taber, Jr. (incorporated by reference to Exhibit 10(YY) to our form 10-Q dated November 12, 1997).

10.51+	Stock Option Agreement between Hansen Natural Corporation and Harold C. Taber, Jr. (made as of June 20, 1997) (incorporated by reference to Exhibit 10(ZZ) to our form 10-Q dated November 12, 1997).
10.52	Variable Rate Installment Note between Hansen Beverage Company and Comerica Bank. (incorporated by reference to Exhibit 10(AAA) to our form 10-Q dated November 12, 1997).
10.53+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of January 30, 1998) (incorporated by reference to Exhibit 10(BBB) to our form 10-Q dated May 13, 1998).
10.54+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of January 30, 1998) (incorporated by reference to Exhibit 10(CCC) to our form 10-Q dated May 13, 1998).
10.55	Modification to Revolving Credit Loan & Security Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10(EEE) to our form 10-K dated March 31, 1999).
10.56+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (dated as of February 2, 1999) (incorporated by reference to Exhibit 10(HHH) to our form 10-K dated March 31, 1999).
10.57+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (dated as of February 2, 1999) (incorporated by reference to Exhibit 10(III) to our form 10-K dated March 31, 1999).
10.58+	Stock Repurchase Agreement between Hansen Natural Corporation and Rodney C. Sacks (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(JJJ) to our form 10-Q dated August 16, 1999).
10.59+

Stock Repurchase Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(KKK) to our form 10-Q dated August 16, 1999).

10.60	Fourth Amendment to Revolving Credit Loan and Security Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10(UUU) to our form 10-K dated March 30, 2000).
10.61	Amended and Restated Variable Rate Installment Note between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10(XXX) to our form 10-Q dated May 15, 2000).
10.62	Sixth Modification to Revolving Credit Loan & Security Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10(YYY) to our form 10-Q dated August 9, 2000).
10.63

Assignment and Agreement dated September 22, 1999 between Hansen Beverage Company and The Fresh Juice Company of California, Inc. (incorporated by reference to Exhibit 10 to our form 10-Q dated November 15, 1999).

10.64+

Settlement Agreement dated as of September 1999 between Hansen Beverage Company and Rodney C. Sacks as sole Trustee of the Hansen’s Trust and Hansen Beverage Company, The Fresh Juice Company of California, Inc. (incorporated by reference to Exhibit 10 to our form 10-Q dated November 15, 1999).

10.65+

Settlement Agreement September 3, 1999 by and between The Fresh Juice Company of California, Inc., The Fresh Smoothie Company, LLC, Barry Lublin, Hansen’s Juice Creations, LLC, Harvey Laderman and Hansen Beverage Company and Rodney C. Sacks, as Trustee of The Hansen’s Trust (incorporated by reference to Exhibit 10 to our form 10-Q dated November 15, 1999).

10.66

Trademark Assignment September 24, 1999 by and between The Fresh Juice Company of California, Inc. (Assignor) and Rodney C. Sacks as sole Trustee of The Hansen’s Trust (Assignee) (incorporated by reference to Exhibit 10(nnn) to our form 10-Q dated November 15, 1999).

10.67*	Single Tenant Industrial Lease, made and entered into as of October 13, 2006 by and between Watson Land Company, a California Corporation, and Hansen Beverage Company, a Delaware Corporation.
10.68+	Hansen Natural Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit B to our Proxy Statement dated April 14, 2006).
10.69+	2005 Hansen Natural Corporation Stock Option Plan For Non-Employee Directors (incorporated by reference to Exhibit 4.1 to our Form S-8 dated January 31, 2006).
21	Subsidiaries – filed previously as an exhibit to Form 10-Q for the quarter ended June, 30, 2005
23*	Independent Auditors’ Consent
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Filed herewith.

+                    Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hansen Natural Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123R, “Share-based Payment” in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Costa Mesa, California
June 5, 2007

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005 (In Thousands, Except Share Amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,129	$61,654
Short-term investments	101,667	11,861
Accounts receivable, net	54,624	28,752
Inventories	77,013	31,400
Prepaid expenses and other current assets	771	477
Prepaid income taxes	—	638
Deferred income taxes	5,953	5,505
Total current assets	275,157	140,287

PROPERTY AND EQUIPMENT, net	5,565	3,743
DEFERRED INCOME TAXES	5,001	—
INTANGIBLES, net	21,202	19,103
OTHER ASSETS	1,447	757
	$308,372	$163,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,362	$26,614
Accrued liabilities	16,489	2,482
Customer deposit liabilities	3,324	—
Accrued compensation	4,378	3,346
Current portion of long-term debt	299	515
Income taxes payable	3,991	—
Total current liabilities	62,843	32,957

LONG-TERM DEBT, less current portion	4	10
DEFERRED INCOME TAXES	—	5,414
DEFERRED REVENUE	20,441	—

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 92,713,212 shares issued and 90,059,124 outstanding and 90,428,512 shares issued and 88,774,424 outstanding as of December 31, 2006 and 2005, respectively	464	452
Additional paid-in capital	48,892	19,579
Retained earnings	204,242	106,293
Common stock in treasury, at cost; 2,654,088 and 1,654,088 shares as of December 31, 2006 and 2005, respectively	(28,514)	(815)
Total stockholders’ equity	225,084	125,509
	$308,372	$163,890

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands, Except Per Share Amounts)

	2006	2005	2004

NET SALES	$605,774	$348,886	$180,341

COST OF SALES	289,180	166,343	96,875

GROSS PROFIT	316,594	182,543	83,466

OPERATING EXPENSES	158,015	79,100	49,580

OPERATING INCOME	158,579	103,443	33,886

INTEREST INCOME, net	3,660	1,351	52

INCOME BEFORE PROVISION FOR INCOME TAXES	162,239	104,794	33,938

PROVISION FOR INCOME TAXES	64,290	42,019	13,551

NET INCOME	$97,949	$62,775	$20,387

NET INCOME PER COMMON SHARE:
Basic	$1.09	$0.71	$0.24
Diluted	$0.99	$0.65	$0.22

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	89,936	88,224	85,335
Diluted	98,586	97,089	94,480

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands, Except Share Amounts)

			Additional				Total
	Common stock		paid-in	Retained	Treasury stock		stockholders’
	Shares	Amount	capital	earnings	Shares	Amount	equity
Balance, January 1, 2004	84,998,912	$425	$12,310	$23,131	(1,654,088)	$(815)	$35,051

Exercise of stock options	3,960,000	20	1,699				1,719

Tax benefit from the exercise of stock options			1,415				1,415

Net income				20,387			20,387

Balance, December 31, 2004	88,958,912	445	15,424	43,518	(1,654,088)	(815)	58,572

Exercise of stock options	1,469,600	7	1,161				1,168

Tax benefit from the exercise of stock options			2,994				2,994

Net income				62,775			62,775

Balance, December 31, 2005	90,428,512	452	19,579	106,293	(1,654,088)	(815)	125,509

Stock-based compensation			8,346				8,346

Exercise of stock options	2,284,700	12	3,871				3,883

Excess tax benefits from share based payment arrangements			17,096				17,096

Repurchase of common stock					(1,000,000)	(27,699)	(27,699)

Net income				97,949			97,949

Balance, December 31, 2006	92,713,212	$464	$48,892	$204,242	(2,654,088)	$(28,514)	$225,084

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,949	$62,775	$20,387
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	56	70	73
Depreciation and other amortization	1,538	1,009	770
Impairment of operating equipment	—	—	588
Loss on disposal of property and equipment	174	180	120
Stock-based compensation	8,346	—	—
Deferred income taxes	(10,863)	(946)	(173)
Tax benefit from exercise of stock options	(17,284)	—	—
Provision for doubtful accounts	73	87	(116)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(25,945)	(16,188)	(7,161)
Inventories	(45,613)	(8,994)	(4,762)
Prepaid expenses and other current assets	(294)	162	(157)
Prepaid income taxes	638	(638)	—
Accounts payable	7,748	12,071	8,021
Accrued liabilities	14,007	899	398
Customer deposit liabilities	3,324	—	—
Accrued compensation	1,032	1,515	948
Deferred revenue	20,441	—	—
Income taxes payable	21,087	2,647	1,114
Net cash provided by operating activities	76,414	54,649	20,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	26,489	4,482	—
Purchases of held-to-maturity investments	(24,857)	(9,643)	—
Sales of available-for-sale investments	132,719	23,600	6,300
Purchases of available-for-sale investments	(224,157)	(13,000)	(23,600)
Purchases of property and equipment	(2,746)	(1,520)	(1,260)
Proceeds from sale of property and equipment	354	179	25
Additions to trademarks	(2,155)	(821)	(131)
Increase in other assets	(878)	(61)	(105)
Net cash (used in) provided by investing activities	(95,231)	3,216	(18,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,176)	(1,055)	(422)
Tax benefit from exercise of stock options	17,284	—	—
Issuance of common stock	3,883	1,168	1,720
Purchases of common stock held in treasury	(27,699)	—	—
Net cash (used in) provided by financing activities	(7,708)	113	1,298
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,525)	57,978	2,577
CASH AND CASH EQUIVALENTS, beginning of year	61,654	3,676	1,099
CASH AND CASH EQUIVALENTS, end of year	$35,129	$61,654	$3,676
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$52	$65	$35
Income taxes	$53,614	$40,955	$12,538

 See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During 2006 and 2005, the Company entered into capital leases of $1.0 million and $0.9 million, respectively, for the acquisition of promotional vehicles.

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

1.                                       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Hansen Natural Corporation (the “Company” or “Hansen”) was incorporated in Delaware on April 25, 1990. The Company is a holding company and has no operating business except through its direct wholly-owned subsidiaries, Hansen Beverage Company (“HBC”) which was incorporated in Delaware on June 8, 1992 and Monster LDA Company (“MLDA”) formally known as Hard e Beverage Company, and previously known as Hard Energy Company and CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990.  HBC conducts the vast majority of the Company’s operating business and generates substantially all of the Company’s operating revenues. References herein to “Hansen” or the “Company” when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated, and references herein to MLDA when used to describe the operating business of MLDA, are to the business of MLDA unless otherwise indicated.

In addition, HBC, through its wholly-owned subsidiaries, Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”) owns and operates the natural soda business under the Blue Sky® trademark and the Junior Juice beverage business under the Junior Juice® trademarks, respectively.

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name.  The Company also develops, markets, sells and distributes energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice. The Company also develops, markets, sells and distributes Java Monster™ non-carbonated dairy based coffee drinks. The Company also markets, sells and distributes natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. The Company’s fruit juices for toddlers are marketed under the Junior Juice® brand name.  The Company also markets, sells and distributes vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HBC, MLDA, Blue Sky and Junior Juice since their respective dates of incorporation.  All intercompany balances and transactions have been eliminated in consolidation.

Stock Split and Amendment of Articles of Incorporation – On August 8, 2005, the Board of Directors approved a two-for-one stock split of the Company’s common stock which was effected in the form of a 100% stock dividend.  On June 1, 2006 the Company, after stockholder approval, increased the number of authorized shares of common stock to 120,000,000. On June 7, 2006, the Board of Directors approved a four-for-one stock split of the Company’s common stock which was effected in the form of a 300% stock dividend.  The accompanying consolidated financial statements include the effects of the stock splits and the resulting increase in the number of authorized shares of common stock.  All share and per-share amounts have been recast to reflect the individual stock splits.

Cash and Cash Equivalents – The Company invests available cash in various investments from time to time including, but not limited to, investments of the following nature:  auction rate securities, corporate bank debt, commercial paper, certificates of deposit, U.S. treasury bills, notes and bonds, money market funds and tax exempt securities, including municipal notes.  Those investments that have original maturities of three months or less are included in cash and cash equivalents. Throughout the year, the Company has had amounts on deposit at financial institutions that exceed the federally insured limits.  The Company has not experienced any loss as a result of these deposits and does not expect to incur any losses in the future.

Short-Term Investments — Those investments that have original maturities greater than three months but less than twelve months are included in short-term investments.  The Company classifies debt securities in one of two categories: held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity.  All other securities not included in held-to-maturity category are classified as available-for-sale.  No securities are held for speculative or trading purposes.  For all short-term investments, unrealized losses that are considered “other than temporary” are recognized immediately in earnings. Realized and unrealized gains and losses were not material in the fiscal years ended December 31, 2006, 2005 and 2004.

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

Intangibles – Intangibles are comprised of trademarks representing the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages.  The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world.  In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001.  In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exits. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over the trademarks’ useful lives of 1 to 25 years.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the year ended December 31, 2004, the Company recognized impairment on operating equipment in cost of sales of $0.6 million.  For 2006 and 2005, there were no impairment losses recorded.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience. Amounts paid to the Company by newly appointed Anheuser-Busch Distributors (the “AB Distributors”) for the costs of terminating certain of the Company’s prior distributors are accounted for as deferred revenue, which will be recognized as revenue ratably over the anticipated 20 year life of the respective Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) (see Note 17).

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

Freight Costs and Reimbursement of Freight Costs – For the years ended December 31, 2006, 2005 and 2004, freight-out costs amounted to $36.2 million, $19.1 million and $10.7 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses, including but not limited to production costs, amounted to $35.7 million, $18.0 and $10.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Advertising expenses are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation – Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation Related to Options Issued to Employees, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Under APB No. 25, the Company recognized stock-based compensation associated with stock options and awards under the intrinsic value method, whereby stock-based compensation was determined as the difference, if any, between the fair value of the related common stock on the measurement date and the price an employee had to pay to exercise the award.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified-perspective-transition method and therefore has not restated prior period results (See Note 12, “Stock-Based Compensation”).  This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25.  SFAS No. 123R requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company recognizes these compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the reward, which is generally the vesting term of five years.  The Company estimated the forfeiture rate for fiscal 2006 based on historical experience with forfeitures during the preceding three fiscal years.

Net Income Per Common Share – In accordance with SFAS No. 128, Earnings per Share, net income per common share, on a basic and diluted basis, is presented for all periods.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable.

Concentration of Risk – Certain of the Company’s products utilize components (raw materials and/or co-packing services) from a limited number of sources.  A disruption in the supply of such components could significantly affect the Company’s revenues from those products, as alternative sources of such components may not be available at commercially reasonable rates or within a reasonably short time period.  The Company continues to take steps on an ongoing basis to secure the availability of alternative sources for such components and minimize the risk of any disruption in production.

Two customers accounted for approximately 19% and 12% of the Company’s net sales for the year ended December 31, 2006, respectively. One customer accounted for approximately 18% and 13% of the Company’s net sales for the years ended December 31, 2005 and 2004, respectively. A decision by either customer, or any other large customer, to decrease the amount purchased from the Company or to cease carrying the Company’s products could have a material adverse effect on the Company’s financial condition and consolidated results of operations.

Credit Risk – The Company sells its products nationally, primarily to retailers and beverage distributors.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

Fair Value of Financial Instruments – At December 31, 2006 and 2005, the carrying values of cash, short term investments, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.  Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2006 and 2005, respectively, approximates fair value.

Use of Estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Newly Issued Accounting Pronouncements – On January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs.  SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  The adoption of this statement had no impact on the financial condition and results of operations of the Company.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim period within those fiscal years.  The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

During the fourth quarter of 2006, the Company adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 requires the use of both the rollover and iron curtain approaches in accumulating and quantifying the amounts of misstatements in a company’s financial statements.  The rollover approach quantifies a misstatement based upon the amount of the error originating in the current year income statement.  The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of a reporting period.  The Company’s adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No.159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

2.             SHORT-TERM INVESTMENTS

The Company considers all short-term, highly liquid investments having original maturities of three months or less to be cash equivalents.  All investments with original maturities greater than three months but less than twelve months are considered to be short-term investments.

The Company classifies debt securities in one of two categories: held-to-maturity or available-for-sale in accordance with SFAS No. 115.  Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity.  All other securities not included in held-to-maturity category are classified as available-for-sale.  No securities are held for speculative or trading purposes.

Held-to-maturity securities are recorded at amortized cost which approximates fair market value.  A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary, results in a reduction in its carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end.  This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition.  Realized and unrealized gains and losses were not material in the years ended December 31, 2006, 2005 and 2004.

Amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity short-term investments at December 31, 2006 and 2005 are as follows:

					Continuous
					Unrealized
		Gross	Gross		Loss
		Unrealized	Unrealized		Position
		Holding	Holding	Fair	less than 12
	Amortized Cost	Gains	Losses	Value	Months
December 31, 2006
Held-to-maturity
Municipal bonds	$3,528	$10	$—	$3,538	$—
	3,528	10	—	3,538	—
Available-for-sale
Municipal bonds	94,128	3	4	94,127	4
Corporate bonds	4,011	—	4	4,007	4
	98,139	3	8	98,134	8

	$101,667	$13	$8	$101,672	$8

					Continuous
					Unrealized
		Gross	Gross		Loss
		Unrealized	Unrealized		Position
		Holding	Holding	Fair	less than 12
	Amortized Cost	Gains	Losses	Value	Months
December 31, 2005
Held-to-maturity
Debt securities of government sponsored entities	$2,952	$—	$—	$2,952	$—
Corporate bonds	2,209		1	2,208	1
	5,161	—	1	5,160	1
Available-for-sale
Municipal bonds	6,700	—	—	6,700	—
	6,700	—	—	6,700	—

	$11,861	$—	$1	$11,860	$1

3.             INVENTORIES

Inventories consist of the following at December 31:

	2006	2005
Raw materials	$20,488	$10,228
Finished goods	56,525	21,172
	$77,013	$31,400

4.             PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2006	2005
Leasehold improvements	$647	$579
Furniture and office equipment	2,191	1,700
Equipment	1,941	1,163
Vehicles	3,797	2,403
	8,576	5,845
Less: accumulated depreciation and amortization	(3,011)	(2,102)
	$5,565	$3,743

5.             INTANGIBLES

The following provides additional information concerning the Company’s intangibles as of December 31:

	2006	2005
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(345)	(289)
	824	880
Non-amortizing trademarks	20,378	18,223
	$21,202	$19,103

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Total amortization expense recorded was $0.06 million, $0.07 million and $0.07 million for the years ended December 31, 2006, 2005 and 2004, respectively.  As of December 31, 2006, future estimated amortization expense related to amortizing trademarks through the year ended December 31, 2011 is approximately $0.06 million per year.

6.             LONG-TERM DEBT

HBC has a credit facility from Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowing under the revolving line of credit from $7.5 million collateralized to $10.0 million non-collateralized.  The revolving line of credit expires on June 1, 2008.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on this line of credit at December 31, 2006 and 2005.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios.  The Company was in compliance with these covenants at December 31, 2006.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

Long-term debt consists of the following at December 31:

	2006	2005
Note payable to Pasco Juices, Inc., collateralized by the Junior Juice trademark, payable in quarterly installments of varying amounts through May 2006, net of unamortized discount (based on imputed interest rate of 4.5%) of $.003 million at December 31, 2005.	$—	$110
Capital leases, collateralized by vehicles and warehouse equipment, payable over 26 to 60 months in monthly installments at various effective interest rates ranging from 4.3% to 9.9%, with final payments ending from 2007 to 2008.	303	415
	303	525
Less: current portion of long-term debt	(299)	(515)
	$4	$10

Long-term debt is payable as follows:

Years ending December 31:
2007	$299
2008	4
$303

At December 31, 2006 and 2005, the assets acquired under capital leases had a net book value of $1.6 million and $1.0 million, net of accumulated depreciation of $0.7 million and $0.3 million, respectively.

Interest expense, including amounts for capital lease obligations, amounted to $0.05 million, $0.06 million and $0.04 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.             TREASURY STOCK PURCHASE

During the year ended December 31, 2006 the Company purchased 1.0 million shares of common stock at an average purchase price of $27.70 per share which the Company holds in treasury.

8.             SPECIAL MEETING OF STOCKHOLDERS

On June 1, 2006, the Company held a special meeting of stockholders for the following purposes:  (1) to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.005 per share, from 30,000,000 (pre-split) to 120,000,000 (post-split); and (2) to approve an amendment to the Company’s 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,500,000 pre-split; 6,000,000 post-split (see Note 1). The stockholders approved the increase in the number of authorized shares and the amendment to the Company’s 2001 Stock Option Plan.

On April 20, 2007, the Company held a special meeting of stockholders to approve an amendment to Section 4(a) of the Company’s Stock Option Plan for Outside Directors (the “1994 Plan”), which extended the time period during which grants may be made under the 1994 plan through November 30, 2004. The stockholders approved the amendment to the 1994 Plan.

9.             EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three years ended December 31, 2006, 2005 and 2004 is presented below:

(In Thousands)	2006	2005	2004
Weighted-average shares outstanding:
Basic	89,936	88,224	85,335
Dilutive securities	8,650	8,865	9,145
Diluted	98,586	97,089	94,480

For the years ended December 31, 2006, 2005 and 2004, options outstanding totaling 32,000, 2,028,800 and 138,000 shares respectively, were excluded from the calculations as their effect would have been antidilutive.

10.           COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its main warehouse facility and corporate offices under a 10 year lease expiring in 2010. In addition, the Company maintains certain equipment and other noncancelable operating leases which expire through 2010.  The facility lease has scheduled rent increases which are accounted for on a straight-line basis.  Rent expense under such leases amounted to $1.3 million, $1.1 million, and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also leased additional warehouse space with such lease expiring in March 2008 with an option to renew through 2010. This facility was subsequently sublet on April 1, 2007.

In October 2006, the Company entered into a lease agreement pursuant to which the Company leased 346,495 square feet of warehouse and distribution space located in Corona, California.  This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options.  The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period.  The new warehouse and distribution space will replace the Company’s existing warehouse and distribution space located in Corona, California.  The Company plans to sublet its existing office, warehouse and distribution space for the remainder of the lease term, unless the Company is able to find a tenant acceptable to the landlord and the landlord agrees to the early termination of the lease.

In October 2006, the Company also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, located adjacent to the new leased warehouse and distribution facility located in Corona, California for the purpose of constructing a new office building thereon which will replace the Company’s existing office space in Corona, California.  The Company anticipates the close of escrow for the purchase of such land within the next few months.  In the interim, the Company has leased additional office space located near the existing corporate offices.

Future minimum rental payments at December 31, 2006 under the operating leases referred to above are as follows:

Year ending December 31:

2007	$3,079
2008	3,040
2009	2,993
2010	2,826
2011 and thereafter	14,260
$26,198

Purchase Commitments – The Company has purchase commitments aggregating approximately $25.4 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009.  Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  The Company’s maximum liability under this agreement is $8.6 million subject to compliance by Rexam with a number of conditions under this agreement.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients and containers, from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time.  The aggregate value of purchases from suppliers of such limited resources described above for the year ended December 31, 2006 was $120.5 million.

Advertising Commitment – In March 2003, HBC entered into an advertising display agreement (“Monorail Agreement”) with the Las Vegas Monorail Company (“LVMC”) whereby HBC was granted the right, in consideration of the payment by HBC to LVMC of the sum of $1.0 million per year, payable quarterly installments, to advertise and promote its products on a designated four car monorail vehicle as well as the right to sell certain of its products on all monorail stations for payment of additional consideration. The initial term of the Monorail Agreement commenced on January 1, 2005 and has been renewed annually thereafter. The Company renewed the Monorail Agreement for 2007 but at a lower annual rate.

Licensing Agreements – The Company produces, sells and distributes Lost® Energy™ drinks under an exclusive license with Lost International LLC.  The license agreement requires certain royalty payments to be made related to the sale of Lost® brand products.  Royalty expense under this agreement for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.6 million, and $0.4 million, respectively.

Litigation – In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy®  trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.”  HBC alleges that the overall appearance of Rockstar’s “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverages.  Further, HBC alleges that Rockstar is infringing on other trademarks owned and used by HBC.  Rockstar has denied HBC’s allegations and filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores.  Hansen believes Rockstar’s counterclaims are without merit and intends to diligently defend against those counterclaims.  In September 2006, the court dismissed HBC’s claims on summary judgment and Rockstar’s counterclaims were withdrawn without prejudice.  Hansen has appealed the court’s decision which is currently pending before the United States Court of Appeals for the Ninth Circuit.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The hearing took place in February 2007 and was adjourned for argument to be presented to the court in June 2007.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  The Company has been advised by counsel that it has valid defenses to Chavez’s class action lawsuit and intends to vigorously defend the action.

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

On April 4, 2007, the plaintiff in the Chandler action applied for a temporary restraining order and a preliminary injunction, seeking, inter alia, to restrain an April 20, 2007 shareholders meeting, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery.  On April 6, 2007, the Superior Court of California denied plaintiff’s application for a temporary restraining order in its entirety.  On April 24, 2007, the plaintiff in the Chandler action filed a motion for a preliminary injunction again seeking, inter alia, to impose restrictions on the defendants’ ability to issue or exercise stock options or to transfer the proceeds of stock option grants, and to compel discovery. On April 24, 2007, defendants filed a motion to consolidate the State Derivative Actions as well as a motion seeking to stay the State Derivative Actions.  By stipulation that was so ordered by the Court on May 25, 2007, the parties agreed to resolve the April 24, 2007 motions as follows: (i) the Chandler and Plotkin actions are now consolidated; (ii) the consolidated State Derivative Actions are stayed for all purposes until February 29, 2008; and (iii) the motion for a preliminary injunction has been withdrawn and may not be refiled while the stay is pending.

On April 16, 2007, the Alama v. Sacks lawsuit filed in California Superior Court was voluntarily dismissed.  On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978).

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements.  On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On May 30, 2007, the District Court, while noting that it still found that plaintiffs’ application for a temporary restraining order “bordered on the frivolous,” declined to impose sanctions against plaintiffs’ law firm. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint. The Company must answer or otherwise respond to the complaint by June 11, 2007.

Based on the allegations contained in the complaints, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuits.  However, the ultimate outcome of these matters cannot be predicted with certainty.

Securities Litigation - From November 2006 through December 2006, several plaintiffs filed shareholder class actions in the United States District Court for the Central District of California against Hansen and certain of its employees, officers and directors, entitled Hutton v. Hansen Natural Corp., et al. (No. 06-07599), Kingery v. Hansen Natural Corp., et al. (No. 06-07771), Williams v. Hansen Natural Corp., et al. (No. 06-01369), Ziolkowski v. Hansen Natural Corp., et al. (No. ED 06-01403), Walker v. Hansen Natural Corp., et al. (No. 06-08229) (the “Class Actions”).  On February 27, 2007, the Class Actions were consolidated by the District Court and styled as In re Hansen Natural Corporation Securities Litigation (CV06-07599 JFW (PLAx)).  The Court appointed Jason E. Peltier as lead plaintiff (“Lead Plaintiff”) and approved lead counsel.  Lead Plaintiff filed a consolidated class action complaint on April 30, 2007.  The consolidated class action complaint supersedes all previously filed class action complaints and is the operative complaint to which the Company must respond. The Company must answer or otherwise respond to the complaint by June 25, 2007.  Lead Plaintiff alleges, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period.  Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices.  Plaintiffs seek an unspecified amount of damages.

Based on the allegations contained in the amended consolidated complaint, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuit.  However, the ultimate outcome of this matter cannot be predicted with certainty.

Guarantees – The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims.  These contracts primarily relate to: (i) certain agreements with the Company’s officers, directors and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) certain distribution or purchase agreements under which the Company may have to indemnify the Company’s customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company’s products, and (iii) certain real estate leases, under which the Company may be required to indemnify property owners for liabilities and other claims arising from the Company’s use of the applicable premises. The terms of such obligations vary and typically, a maximum obligation is not explicitly stated. Generally, the Company believes that its insurance coverage is adequate to cover any liabilities or claims arising out of such instances. Consequently, the Company does not believe the potential exposure related to these guarantees is material to the Company’s consolidated financial statements.

The Company has determined that no liability is probable or likely related to these guarantees and indemnities as of December 31, 2006 and 2005.

11.                                 INCOME TAXES

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$61,291	$35,274	$11,305
State	13,862	7,691	2,419
	75,153	42,965	13,724

Deferred:
Federal	(9,147)	(1,080)	(219)
State	(1,716)	134	46
	(10,863)	(946)	(173)
	$64,290	$42,019	$13,551

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. Federal tax expense at statutory rates	$56,784	$36,678	$11,878
State income taxes, net of federal tax benefit	7,895	5,086	1,603
Permanent differences	(553)	148	74
Other	164	107	(4)
	$64,290	$42,019	$13,551

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2006	2005
Reserve for sales returns	$211	$266
Reserve for doubtful accounts	113	82
Reserve for obsolescence	483	358
Reserve for marketing development fund	1,208	1,727
Capitalization of inventory costs	445	184
State franchise tax	3,311	2,734
Accrued compensation	182	154
Total deferred tax asset - current	$5,953	$5,505

Amortization of trademarks	$(5,051)	$(4,430)
Depreciation	(775)	(891)
Deferred revenue	8,662	—
Stock based compensation	2,301	—
Amortization of graphic design	(136)	(93)
Total deferred tax asset (liability) - non-current	5,001	(5,414)
Net deferred tax asset	$10,954	$91

12.                                 STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under APB 25.

The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 for pro forma disclosure purposes and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.

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

The Company has two stock option plans under which shares were available for grant at December 31, 2006: the 2001 Hansen Natural Corporation Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant.  As of December 31, 2006, options to purchase 15,820,750 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 6,179,250 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant.  Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As of December 31, 2006, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, grants are required to be made at the fair market value of the stock on the date of grant.  Outstanding options generally vest over periods ranging from two to five years from the grant date and generally expire up to ten years after the grant date. As discussed more fully in Note 13, the Company changed measurement dates for a limited number of grants issued in prior periods which resulted in the per share exercise price of the stock options subject to those grants being below the per share common stock price on the adjusted measurement dates for accounting and financial reporting purposes. In addition, the Company identified a limited number of grants which, due to mistakes, had minor pricing errors. For the year ended December 31, 2006, the Company recorded $8.3 million of compensation expense (including $0.1 million for the matters discussed above and $1.0 million as a result of errors in the application of APB No. 25 and SFAS No. 123R with respect to a grant modification and a grant cancellation, all discussed more fully in Note 13).  No compensation expense was recorded related to outstanding options during the years ended December 31, 2005 and 2004.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatitlity	57.7%	62.0%	46.0%
Risk free interest rate	4.7%	4.4%	4.0%
Expected lives	6 Years	7 Years	8 Years

The following table summarized the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares (In	Price Per	Term (In	Intrinsic
Options	Thousands)	Share	Years)	Value
Balance at January 1, 2004	11,758	$0.48
Granted	2,968	$1.42
Exercised	(3,960)	$0.43
Cancelled	(379)	$0.76

Balance at December 31, 2004	10,387	$0.76	6.9	$39,342
Granted	6,185	$9.57
Exercised	(1,470)	$0.79
Cancelled	(252)	$2.27

Balance at December 31, 2005	14,850	$4.40	7.5	$227,255
Granted	129	$30.41
Exercised	(2,285)	$1.70
Cancelled	(160)	$3.15
Outstanding at December 31, 2006	12,534	$5.18	6.9	$357,583
Vested and expected to vest in the future at December 31, 2006	12,123	$5.09	6.9	$346,879
Exercisable at December 31, 2006	4,550	$2.57	5.4	$141,536

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	Exercisable	Average
Range of Exercise	Outstanding (In	Contractual	Exercise	(In	Exercise
Prices ($)	Thousands)	Term (Years)	Price ($)	Thousands)	Price ($)
$0.38 - $0.38	24	0.3	$0.38	24	$0.38
$0.45 - $0.45	1,348	5.5	$0.45	1,176	$0.45
$0.48 - $0.52	296	5.4	$0.49	48	$0.51
$0.53 - $0.53	3,272	4.9	$0.53	2,312	$0.53
$0.62 - $1.29	1,260	6.8	$1.02	24	$1.03
$1.80 - $5.11	760	7.5	$3.33	64	$3.33
$6.59 - $6.59	3,200	8.2	$6.59	480	$6.59
$6.66 - $12.43	792	8.7	$11.27	123	$11.78
$16.87 - $16.87	1,413	8.9	$16.87	291	$16.87
$20.03 - $44.77	169	9.3	$27.95	8	$20.03
	12,534	6.9	$5.18	4,550	$2.57

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $17.87 per share, $5.48 per share and $0.90 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $84.0 million, $20.5 million and $8.6 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2006, 2005 and 2004 was approximately $3.9 million, $1.2 million and $1.7 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the years ended December 31, 2006, 2005 and 2004 was $17.3 million, $3.0 million and $1.4 million, respectively.

The following table summarizes activity with respect to the Company’s nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.

		Weighted-
	Number	Average Grant
Nonvested Shares	of Shares	Date Fair Value
Nonvested at January 1, 2006	11,432	$3.14
Granted	129	$17.87
Vested	(3,417)	$2.17
Cancelled and forfeited	(160)	$1.77
Nonvested at December 31, 2006	7,984	$3.81

At December 31, 2006, there was $24.9 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the twelve-months ended December 31, 2006 for share-based compensation related to employees.  Employee share-based compensation expense of $8.3 million is comprised of $1.5 million that relates to incentive stock options and $5.7 million that relates to non-qualified stock options and a $1.1 million cumulative charge to record non-cash compensation expense (see Note 13).  The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

2006
Operating expenses	$8,346
Total employee share-based compensation expense included in income, before income tax	8,346
Less: Amount of income tax benefit recognized in earnings	(2,546)
Amount charged against net income	$5,800

Impact on net income per common share:
Basic	$0.06
Diluted	$0.06

There were no amounts relating to employee share-based compensation capitalized in inventory during the year ended December 31, 2006.

Pro Forma Employee Share-Based Compensation Expense

Prior to January 1, 2006, the Company accounted for share-based employee and non-employee director compensation arrangements in accordance with the provisions and related interpretations of APB No. 25. Had compensation expense for share-based awards been determined consistent with SFAS No. 123, net income and earnings per share would have been adjusted to the following pro forma amounts:

	2005	2004
Net income, as reported	$62,775	$20,387
Less: Total share-based employee compensation expense, determined under fair value based methods for all awards, net of related tax effects	(2,683)	(356)
Pro forma net income	$60,092	$20,031

Earnings per common share:
Basic - as reported	$0.71	$0.24
Basic - pro forma	$0.68	$0.23
Diluted - as reported	$0.65	$0.22
Diluted - pro forma	$0.62	$0.21

13.           REVIEW OF HISTORIC STOCK OPTION GRANTING PRACTICES

On October 26, 2006, the Company received a letter from the Staff of the Pacific Regional Office of the SEC requesting that the Company voluntarily produce certain documents and information relating to the filing of SEC Forms 4 and the Company’s stock option granting practices from January 1, 1996 to the present.  The SEC subsequently agreed, in the absence of any further requests, to limit the voluntary production of certain documents and information from January 1, 2001 to the present. The Company has cooperated with the SEC and believes it has completed its production of the documents and information requested in the October 26, 2006 letter.

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

Additionally, the Company identified one grant where there was an error in the application of APB No. 25 related to a grant modification given to a non-executive employee in fiscal 2001 and a separate error in the application of SFAS No.123R, related to the cancellation of a grant to a non-executive employee in 2006.  The pre-tax compensation adjustment for these two grants is approximately $1.0 million, which should have been recorded within operating expenses over the period January 1, 2001 through June 30, 2006.

The unintentional accounting errors arising from the items discussed above caused non-cash compensation expense together with related employment tax expenses to be understated by a cumulative amount of $1.3 million ($1.0 million net of income tax) over the period January 1, 2001 through June 30, 2006. The Company has concluded that the impact of these errors is not material to its historical consolidated financial statements for any previously reported period. A correcting entry to record the cumulative impact of these errors was recorded during the fiscal year ended December 31, 2006. The Company also does not consider the adjustment to be material to the fiscal year ended December 31, 2006. The adjustment increased other operating expenses by $1.3 million and reduced provision for income taxes by $0.3 million, which resulted in a $1.0 million reduction in net income. The correcting adjustment also had the effect of increasing non-current deferred tax assets by $0.05 million and reducing additional paid-in capital by $0.2 million at December 31, 2006.

The Company is evaluating actions it may take with respect to outstanding options that were affected by the errors above in relation to Section 409A of the Internal Revenue Code and any decision to reimburse or compensate employees for the potential inadvertent taxation will be recorded as an expense in such future period.

14.           EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits.  The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date.  Matching contributions were $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

15.           RELATED-PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company.  Expenses incurred in connection with services rendered by such firms to the Company during the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $0.3 million and $0.2 million, respectively.

A director of the Company is a managing director and Chief Executive Officer of a company that provided investment banking services to the Company.  Expenses incurred in connection with services rendered by the Sage Group, LLC to the Company during the year ended December 31, 2006 and 2005 were $8,300 and $16,300, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2006, 2005 and 2004 were $1.0 million, $0.7 million and $0.6 million, respectively.

16.           SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.” RumbaTM brand energy juice, which was previously reported in the Warehouse segment, is now reported in the DSD segment. Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment. For presentation purposes, the changes are assumed to have commenced January 1, 2006 and are reflected as such in the amounts for the year ended December 31, 2006.  The comparable amounts for the years ended December 31, 2005 and 2004, respectively, as previously reported, have been recast to reflect the above reclassification.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the year ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31, 2006
			Corporate &
	DSD	Warehouse	Unallocated	Total
Net sales	$514,312	$91,462	$—	$605,774
Contribution margin	187,851	6,110	—	193,961
Corporate & unallocated expenses	—	—	(35,382)	(35,382)
Operating income				158,579
Interest income, net	(48)	(3)	3,711	3,660
Income before provision for income taxes				162,239
Depreciation & amortization	615	31	892	1,538
Trademark amortization	—	44	12	56

	Year Ended December 31, 20058
			Corporate &
	DSD	Warehouse	Unallocated	Total
Net sales	$262,930	$85,956	$—	$348,886
Contribution margin	108,959	10,359	—	119,318
Corporate & unallocated expenses	—	—	(15,875)	(15,875)
Operating income				103,443
Interest income, net	(34)	(11)	1,396	1,351
Income before provision for income taxes				104,794
Depreciation & amortization	404	30	575	1,009
Trademark amortization	—	44	26	70

	Year Ended December 31, 2004
			Corporate &
	DSD	Warehouse	Unallocated	Total
Net sales	$99,445	$80,896	$—	$180,341
Contribution margin	35,064	9,622	—	44,686
Corporate & unallocated expenses	—	—	(10,800)	(10,800)
Operating income				33,886
Interest income, net	(23)	(16)	91	52
Income before provision for income taxes				33,938
Depreciation & amortization	196	198	376	770
Trademark amortization	—	44	29	73

The reclassification of RumbaTM brand energy juice, which was previously reported in the Warehouse division, to the DSD division and the reclassification of Hansen’s® energy drinks, which were previously reported in the DSD division, to the Warehouse division, resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $7.1 million and $13.6 million for the years ended December 31, 2005 and 2004, respectively, from amounts previously reported. The reclassifications also resulted in an increase in contribution margin of the Warehouse division and a decrease in contribution margin of the DSD division of $4.0 million and $6.1 million for the years ended December 31, 2005 and 2004, respectively, from amounts previously reported.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $35.4 million for year ended December 31, 2006 and included $20.0 million of payroll costs, of which $8.3 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $5.3 million attributable to professional service expenses, including accounting and legal costs.  Corporate and unallocated expenses were $15.9 million for year ended December 31, 2005 and included $8.3 million of payroll costs and $2.5 million of professional service expenses, including accounting and legal costs.  Corporate and unallocated expenses were $10.8 million for year ended December 31, 2004 and included $5.6 million of payroll costs and $2.3 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

The Company’s net sales by product line for years ended December 31, 2006, 2005 and 2004, respectively, were as follows:

Product Line	2006	2005	2004
Energy drinks	$518,998	$271,845	$113,050
Non-carbonated (primarily juice based beverages)	60,151	50,542	38,872
Carbonated (primarily soda beverages)	26,625	26,499	28,419
	$605,774	$348,886	$180,341

17.           DISTRIBUTION AGREEMENTS

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the Off-Premise Agreements, select AB Distributors will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties.

Pursuant to the AB Distribution Agreements entered into with newly appointed AB Distributors, non-refundable payments totaling $20.9 million were made to the Company by such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors through December 31, 2006. Such receipts have been accounted for as deferred revenue in the accompanying consolidated balance sheet as of December 31, 2006 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.

As of December 31, 2006, amounts totaling $3.3 million were paid to the Company by certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

Through December 31, 2006, the Company incurred termination costs amounting to $12.7 million in aggregate to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for year ended December 31, 2006.  Certain amounts totaling $7.0 million included in such termination costs were not paid to our prior distributors before the end of our fiscal year and are therefore included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2006.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

18.           QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common
				Share (post split)
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2006	$119,746	$62,998	$21,091	$0.23	$0.21
June 30, 2006	156,037	80,990	28,200	0.31	0.28
September 30, 2006	178,647	92,184	26,457	0.29	0.27
December 31, 2006	151,344	80,422	22,201	0.26	0.23
	$605,774	$316,594	$97,949	$1.09	$0.99

Quarter ended:
March 31, 2005	$60,014	$30,329	$8,845	$0.10	$0.09
June 30, 2005	85,441	44,927	15,246	0.17	$0.16
September 30, 2005	105,421	55,344	20,245	0.23	$0.21
December 31, 2005	98,010	51,943	18,439	0.21	$0.19
	$348,886	$182,543	$62,775	0.71	$0.65

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period

Allowance for doubtful accounts, sales returns and cash discounts:

2006	$968	4,671	(4,737)	$902
2005	$1,252	2,417	(2,701)	$968
2004	$875	3,585	(3,208)	$1,252

Inventory reserves:

2006	$841	569	(270)	$1,140
2005	$956	74	(189)	$841
2004	$1,236	185	(465)	$956