Form 10-Q
period 2007-03-31
HANSEN NATURAL CORP
filed 2007-06-19
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007	Commission file number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Yes ___ No _ X__

The Registrant had 90,059,124 shares of common stock, par value $0.005 per share, outstanding as of June 7, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

MARCH 31, 2007

INDEX

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of

March 31, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income for the

Three-Months Ended March 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows for the

Three-Months Ended March 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	43

Item 2 - 3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures	45

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

(In Thousands, Except Share Amounts) (Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,855	$35,129
Short-term investments	111,347	101,667
Accounts receivable, net	75,496	54,624
Inventories	61,581	77,013
Prepaid expenses and other current assets	4,536	771
Deferred income taxes	3,148	5,953
Total current assets	327,963	275,157

PROPERTY AND EQUIPMENT, net	5,511	5,565
DEFERRED INCOME TAXES	10,929	5,001
INTANGIBLES, net	22,412	21,202
OTHER ASSETS	1,391	1,447
	$368,206	$308,372

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,817	$34,362
Accrued liabilities	9,170	9,465
Accrued distributor terminations	6,684	7,024
Customer deposit liabilities	4,494	3,324
Accrued compensation	2,136	4,378
Current portion of long-term debt	212	299
Income taxes payable	12,905	3,991
Total current liabilities	87,418	62,843

LONG-TERM DEBT, less current portion	3	4
DEFERRED REVENUE	33,363	20,441

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 92,713,212 shares issued and 90,059,124 outstanding as of March 31, 2007 and December 31, 2006	464	464
Additional paid-in capital	51,032	48,892
Retained earnings	224,440	204,242
Common stock in treasury, at cost; 2,654,088 shares as of March 31, 2007 and December 31, 2006	(28,514)	(28,514)
Total stockholders' equity	247,422	225,084
	$368,206	$308,372

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands, Except Per Share Amounts) (Unaudited)
	Three-Months Ended
	March 31,
	2007	2006

NET SALES	$165,853	$119,746

COST OF SALES	80,216	56,748

GROSS PROFIT	85,637	62,998

OPERATING EXPENSES	53,727	28,169

OPERATING INCOME	31,910	34,829

INTEREST INCOME, net	1,526	702

INCOME BEFORE PROVISION FOR INCOME TAXES	33,436	35,531

PROVISION FOR INCOME TAXES	13,238	14,440

NET INCOME	$20,198	$21,091

NET INCOME PER COMMON SHARE:
Basic	$0.22	$0.23
Diluted	$0.21	$0.21

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	90,059	90,784
Diluted	98,301	100,619

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands) (Unaudited) (Continued)
	Three-Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,198	$21,091
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of trademark	14	14
Depreciation and other amortization	430	314
Gain on disposal of property and equipment	(7)	-
Stock-based compensation	2,140	1,905
Deferred income taxes	(3,123)	1,317
Tax benefit from exercise of stock options	-	(642)
Provision for doubtful accounts	69	55
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(20,941)	(17,606)
Inventories	15,432	2,010
Prepaid expenses and other current assets	(3,765)	(821)
Prepaid income taxes	-	638
Accounts payable	17,455	4,989
Accrued liabilities	(295)	700
Customer deposit liabilities	1,170	-
Accrued distributor terminations	(340)	-
Accrued compensation	(2,242)	(1,928)
Deferred revenue	12,922	-
Income taxes payable	8,914	11,742
Net cash provided by operating activities	48,031	23,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	3,528	5,161
Sales of available-for-sale investments	30,668	7,950
Purchases of available-for-sale investments	(43,876)	(68,432)
Purchases of property and equipment	(223)	(545)
Proceeds from sale of property and equipment	7	-
Additions to trademarks	(1,224)	(3)
(Increase) decrease in other assets	26	(144)
Net cash used in investing activities	(11,094)	(56,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(211)	(277)
Tax benefit from exercise of stock options	-	642
Issuance of common stock	-	754
Net cash (used in) provided by financing activities	(211)	1,119

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	36,726	(31,116)
CASH AND CASH EQUIVALENTS, beginning of period	35,129	61,654
CASH AND CASH EQUIVALENTS, end of period	$71,855	$30,538

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$6	$10
Income taxes	$7,434	$743

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles and warehouse equipment of $123 and $549 for the three-months ended March 31, 2007 and 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reference is made to the Notes to Consolidated Financial Statements, in the Company's Form 10-K for the year ended December 31, 2006, for a summary of significant policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”) and Monster LDA Company (“MLDA”), formerly known as Hard e Beverage Company (“HEB”) and previously known as Hard Energy Company and as CVI Ventures, Inc., and other disclosures, which should be read in conjunction with this report. HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2007 and 2006 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Stock Split and Amendment of Articles of Incorporation – On June 1, 2006 the Company, after stockholder approval, increased the number of authorized shares of common stock to 120,000,000. On June 7, 2006, the Board of Directors approved a four-for-one stock split of the Company’s common stock which was effected in the form of a 300% stock dividend. The accompanying condensed consolidated financial statements include the effects of the stock splits and the resulting increase in the number of authorized shares of common stock. All share and per-share amounts have been recast to reflect the individual stock splits.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience. Amounts paid to the Company by newly appointed Anheuser-Busch Distributors (the “AB Distributors”) for the costs of terminating certain of the Company’s prior distributors are accounted for as deferred revenue, which will be recognized as revenue ratably over the anticipated 20 year life of the respective Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) (see Note 13).

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

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No.159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its condensed consolidated financial statements.

3.	SHORT-TERM INVESTMENTS

The Company considers all short-term, highly liquid investments having original maturities of three months or less to be cash equivalents. All investments with original maturities greater than three months but less than twelve months are considered to be short-term investments.

The Company classifies debt securities in one of two categories: held-to-maturity or available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. All other securities not included in held-to-maturity category are classified as available-for-sale. No securities are held for speculative or trading purposes.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity short-term investments at March 31, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months
March 31, 2007
Available-for-sale
Municipal bonds	$108,853	$-	$2	$108,851	$2
Corporate bonds	2,494	-	2	2,492	2
	$111,347	$-	$4	$111,343	$4

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months
December 31, 2006
Held-to-maturity
Municipal bonds	$3,528	$10	$-	$3,538	$-
	3,528	10	-	3,538	-
Available-for-sale
Municipal bonds	94,128	3	4	94,127	4
Corporate bonds	4,011	-	4	4,007	4
	$98,139	$3	$8	$98,134	$8

	$101,667	$13	$8	$101,672	$8

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.	INVENTORIES

Inventories consist of the following at:

	March 31, 2007	December 31, 2006
Raw materials	$22,967	$20,488
Finished goods	38,614	56,525
	$61,581	$77,013

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2007	December 31, 2006
Leasehold improvements	$749	$647
Furniture and office equipment	2,243	2,191
Equipment	1,991	1,941
Vehicles	3,923	3,797
	8,906	8,576
Less: accumulated depreciation and amortization	(3,395)	(3,011)
	$5,511	$5,565

6.	INTANGIBLES

Intangibles consist of the following at:

	March 31, 2007	December 31, 2006
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(359)	(345)
	810	824
Non-amortizing trademarks	21,602	20,378
	$22,412	$21,202

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Total amortization expense recorded was $0.01 million for the three-months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, future estimated amortization expense related to amortizing trademarks through March 31, 2012 is approximately $0.06 million per year.

7.	SPECIAL MEETING OF STOCKHOLDERS

On April 20, 2007, the Company held a special meeting of stockholders to approve an amendment to Section 4(a) of the Company’s Stock Option Plan for Outside Directors (the “1994 Plan”), which extended the time period during which grants may be made under the 1994 plan through November 30, 2004. The stockholders approved the amendment to the 1994 Plan.

8.	EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three-months ended March 31, 2007 and 2006 is presented below:

(In Thousands)	Three-Months Ended March 31,
	2007	2006
Weighted-average shares outstanding:
Basic	90,059	90,784
Dilutive securities	8,242	9,835
Diluted	98,301	100,619

For the three-months ended March 31, 2007, options outstanding totaling 0.1 million shares were excluded from calculations as their effect would have been antidilutive. For the three-months ended March 31, 2006, no options were deemed to have an antidilutive effect and therefore no options outstanding were excluded from the calculation..

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $18.6 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis. The Company’s maximum liability under this agreement is $7.9 million subject to compliance by Rexam with a number of conditions under this agreement.

Facilities Commitments - In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space will replace our existing warehouse and distribution space located in Corona, California. We plan to sublet our existing office, warehouse and distribution space for the remainder of the lease term which expires in October 2010, unless we are able to find a tenant acceptable to the landlord and the landlord agrees to the early termination of the lease.

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

Litigation – In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” HBC alleges that the overall appearance of Rockstar's “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverages. Further, HBC alleges that Rockstar is infringing on other trademarks owned and used by HBC. Rockstar has denied HBC's allegations and filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores.  Hansen believes Rockstar's counterclaims are without merit and intends to diligently defend against those counterclaims. In September 2006, the court dismissed HBC’s claims on summary judgment and Rockstar’s counterclaims were withdrawn without prejudice. Hansen has appealed the court’s decision which is currently pending before the United States Court of Appeals for the Ninth Circuit.

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy®

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. On October 5, 2006 the United States District Court for the Central District of California issued a preliminary injunction enjoining National from manufacturing, distributing, shipping, marketing, selling or offering to sell Freek energy drinks in containers that are the same or similar to the current containers or any containers confusingly similar to HBC’s current Monster Energy® trade dress. National has appealed the decision of the United States District Court for the Central District of California to grant the preliminary injunction and this appeal is currently pending before the United States Court of Appeals for the Ninth Circuit. National has filed a counter claim against HBC for injunctive relief preventing HBC and its agents from continuing to destroy “Freek” point of sale materials, disparaging “Freek” products and intentionally interfering with National’s economic and business relationships. In June 2007 the matter was settled on terms satisfactory to HBC.

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

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice.

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

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company's past stock option grants were filed by parties identifying themselves as shareholders of Hansen. These lawsuits name as defendants certain of Hansen's current and former employees, officers and directors, and name Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of California, County of Riverside (the “State Derivative Actions”). Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California. On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, which appointed lead and local counsel and restyled the action as In re

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”).

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

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements. On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On May 30, 2007, the District Court, while noting that it still found that plaintiffs’ application for a temporary restraining order “bordered on the frivolous,” declined to impose sanctions against plaintiffs’ law firm. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint and on June 11, 2007, the Company filed a motion to dismiss the complaint.

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

10.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. Effective upon adoption of FIN 48, the Company adopted the method to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at March 31, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.	STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at March 31, 2007: the 2001 Hansen Natural Corporation Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of March 31, 2007, options to purchase 15,877,250 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 6,122,750 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of March 31, 2007, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $2.1 million and $1.9 million of compensation expense relating to outstanding options during the three-months ended March 31, 2007 and 2006, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data, to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the three-months ended March 31, 2007 and 2006 using the Black-Scholes-Merton option pricing formula:

	Three-Months Ended March 31,
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	67.0%	58.0%
Risk free interest rate	4.7%	4.5%
Expected lives	6 Years	6 Years

The following table summarizes the Company’s activities with respect to its stock option plans for the three-months ended March 31, 2007 as follows:

Options	Number of Shares (in Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	12,534	$5.18	6.9	$357,583
Granted	57	$36.26
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2007	12,591	$5.32	6.7	$410,211
Vested and expected to vest in the future at March 31, 2007	12,423	$5.26	6.7	$405,370
Exercisable at March 31, 2007	6,190	$2.77	5.7	$217,310

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2007 and 2006 was $22.68 per share and $13.76 per share, respectively. No options were exercised during the three-months ended March 31, 2007. The total intrinsic value of options exercised during the three-months ended March 31, 2006 was $14.3 million.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

No options were exercised during the three months ended March 31, 2007. Cash received from option exercises under all plans for the three-months ended March 31, 2006 was approximately $0.8 million. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended March 31, 2006 was $0.6 million.

The following table summarizes activity with respect to the Company’s nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.

Nonvested Shares	Number of Shares (in Thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	7,984	$3.81
Granted	57	$22.68
Vested	(1,640)	$2.25
Cancelled and forfeited	-	$-
Nonvested at March 31, 2007	6,401	$4.37

At March 31, 2007, total unrecognized compensation expense related to nonvested options granted to both employees and non-employees under the Company’s share-based option plans amounted to $25.0 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.

12.	SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate & Unallocated.” Hansen’s® energy drinks which were previously reported in the DSD segment are now reported in the Warehouse segment for the three-months ended March 31, 2007. For presentation purposes, the change is assumed to have commenced January 1, 2006 and amounts for the three-months ended March 31, 2006, as previously reported, have been recast to reflect this reclassification.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended March 31, 2007 and 2006 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended March 31, 2007
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$143,294	$22,559	$-	$165,853
Contribution margin	47,335	753	-	48,088
Corporate & unallocated expenses	-	-	(16,178)	(16,178)
Operating income				31,910
Interest income, net	(6)	-	1,532	1,526
Income before provision for income taxes				33,436
Depreciation & amortization	186	7	237	430
Trademark amortization	-	11	3	14

	Three-Months Ended March 31, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$98,891	$20,855	$-	$119,746
Contribution margin	39,931	1,820	-	41,751
Corporate & unallocated expenses	-	-	(6,922)	(6,922)
Operating income				34,829
Interest income, net	(8)	(2)	712	702
Income before provision for income taxes				35,531
Depreciation & amortization	112	8	194	314
Trademark amortization	-	11	3	14

The reclassification of Hansen’s® energy drinks which were previously reported in the DSD division to the Warehouse division, resulted in an increase in Net sales of the Warehouse division and a decrease in Net sales of the DSD division of $1.4 million for the three-months ended March 31, 2006. The reclassification also resulted in an increase in Contribution margin of the Warehouse division and a decrease in Contribution margin of the DSD division of $0.7 million for the three-months ended March 31, 2006, from amounts previously reported.

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the segment concerned.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses were $16.2 million for the three-months ended March 31, 2007 and included $5.8 million of payroll costs, of which $2.1 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $8.2 million attributable to professional service expenses, including legal and accounting fees. Included in legal and accounting fees are costs of $6.7 million relating to the Company’s special investigation of stock option grants and granting practices. Corporate and unallocated expenses were $6.9 million for the three-months ended March 31, 2006 and included $4.4 million of payroll costs, of which $1.9 million was attributable to stock based compensation expense and $0.9 million of professional service expenses, including legal and accounting fees. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 19% and 14% respectively, of the Company’s net sales for the three-months ended March 31, 2007. Two customers made up approximately 19% and 11% respectively, of the Company’s net sales for the three-months ended March 31, 2006.

The Company’s net sales by product line for the three-months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended
	March 31,
	2007	2006
Energy drinks	$144,401	$100,475
Non-carbonated (primarily juice based beverages)	15,197	13,417
Carbonated (primarily soda beverages)	6,255	5,854
	$165,853	$119,746

13.	DISTRIBUTION COORDINATION AGREEMENT

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

Pursuant to the AB Distribution Agreements entered into with newly appointed AB Distributors, non-refundable payments totaling $13.3 million were made to the Company by such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors in the three-months ended March 31, 2007. Such receipts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of March 31, 2007 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

As of March 31, 2007 and December 31, 2006, amounts totaling $4.5 million and $3.3 million, respectively, were paid to the Company by certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.

The Company incurred termination costs amounting to $6.3 million in aggregate during the three-months ended March 31, 2007, to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2007. Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006 were $6.7 million and $7.0 million, respectively.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB. Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

14.	RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company. Expenses incurred in connection with services rendered by such firms to the Company during the three-months ended March 31, 2007 and 2006 were $1.3 million and $0.1 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2007 and 2006 were $0.02 million and $0.3 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Historic Stock Option Granting Practices

On October 26, 2006, we received a letter from the Staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) requesting that we voluntarily produce certain documents and information relating to the filing of SEC Forms 4 and our stock option granting practices from January 1, 1996 to the present. The SEC subsequently agreed, in the absence of any further requests, to limit the voluntary production of certain documents and information from January 1, 2001 to the present. We have cooperated with the SEC and believe that we have completed our production of the documents and information requested in the October 26, 2006 letter.

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

Based on the Special Committee’s review of all stock option grants and our evaluation of applicable accounting rules, management concluded that the terms with respect to 10 new hire grants and two merit grants, had not been determined with finality as at the grant date, resulting in a decision to change the measurement dates for such grants. Additionally, seven grants were identified where the stock option agreements mistakenly reflected the exercise price at either the closing price of our common stock on the date prior to the grant date or the opening price of our common stock on the grant date instead of the closing price on the grant date, resulting in minor pricing errors. The pre-tax compensation expense resulting from the above-described accounting errors was approximately $0.1 million, which should have been recorded within operating expenses over the period from January 1, 2001 through the second quarter ended June 30, 2006.

Additionally, we identified one grant where there was an error in the application of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), related to a grant modification given to a non-executive employee in fiscal 2001 and a separate error in the application of SFAS No. 123(R), related to the cancellation of a grant to a non-executive employee in 2006. The pre-tax compensation adjustment for these two grants was approximately $1.0 million which should have been recorded within operating expenses over the period January 1, 2001 through June 30, 2006.

As a result of the issues discussed above regarding our past stock option practices, certain of our option grants that were previously characterized as Incentive Stock Options in accordance with Internal Revenue Code Section 422 (“ISO’s”) will be considered to be non-qualified stock options.

The unintentional accounting errors arising from the items discussed above caused non-cash compensation expense together with related employment tax expenses to be understated by a cumulative amount of $1.3 million ($1.0 million net of income tax) over the period January 1, 2001 through June 30, 2006. We concluded that the impact of these errors was not material to our historical consolidated financial statements for any previously reported period. A correcting entry to record the cumulative impact of these errors was recorded during the three-months ended September 30, 2006. We also did not consider the adjustments to be material for the three-months ended September 30, 2006. The adjustments increased other operating expenses by $1.3 million and reduced provision for income taxes by $0.3 million, which resulted in a $1.0 million reduction in net income.

The Special Committee also found that during the time period covered by its review, internal accounting controls relating to our stock option granting process were inadequate, specifically control deficiencies related to the process of documenting the approval of stock option grants and the financial accounting in connection with certain option grants.

In the summer of 2006, our internal audit department performed an analysis of certain aspects of our process for granting stock options. During that time, management implemented improvements relating to the documentation of stock option grants. These improvements included contemporaneous documentation of the approval of stock option grants and contemporaneous preparation of stock option agreements for the grants approved. Such practices were implemented during the third quarter ended September 30, 2006. Additionally, beginning the second quarter of 2006, the accounting department implemented new procedures to review and verify the accuracy of grant prices. During the fourth quarter of 2006, we implemented additional procedures for the communication and recording of modifications and cancellations of stock option grants.

During the fourth quarter of 2006, we implemented new written procedures, effective January 1, 2007, regarding the granting of stock options. Under these new procedures, the Compensation Committee of the Board of Directors (“Compensation Committee”) has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (“Executive Committee”) each independently has the authority to grant awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. For purposes of these procedures, a new hire means: (i) an employee who is commencing employment with the Company or its subsidiaries; or (ii) an employee who is receiving a promotion to a new position with the Company or one of its subsidiaries. The grant date of any award to a new hire shall be the first day that The Nasdaq Stock Market (“Nasdaq”) is open in the calendar month following the employee’s commencement of employment or the date of the employee’s promotion (as the case may be). Other than awards to new hires, awards may only be granted at a single meeting held during the last two weeks of May and November of each year. The grant date of any award granted at a May or November meeting shall be the first day that Nasdaq is open in June following such May meeting, or December following such November meeting (as the case may be).

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

On January 4, 2007, we notified Nasdaq of our inadvertent issuance of an out-of-plan stock option to purchase 12,000 shares of our common stock (pre stock splits) to an outside director on November 5, 2004, approximately four months after the period for granting options under the Company’s Stock Option Plan for Outside Directors (the “1994 Plan”) had expired, in apparent violation of Nasdaq Marketplace Rule 4350(i)(1)(A). On January 10, 2007, we received another Nasdaq Staff Determination letter stating that because we had not yet regained compliance with Nasdaq Marketplace Rule 4350(i)(1)(A), such violation served as an additional basis for delisting the Company's securities from the Nasdaq Capital Market.

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

We have met conditions (1), (2) and (3) of the Panel’s decision relating to our request for continued listing of our securities on the Nasdaq Capital Market and by filing our Form 10-K for the fiscal year ended December 31, 2006 on June 5, 2007, we have complied with the Panel’s deadline of June 14, 2007 for the filing of our Form 10-K. By the filing of this Form 10-Q, we have achieved compliance with the filing requirements for continued listing under Nasdaq Marketplace Rule 4310(c)(14), and are now current in our reporting obligations.

As a result of the late filing of our 10-Q for the quarter ended September 30, 2006, our Form 10-K for the fiscal year ended December 31, 2006, and our 10-Q for the three-months ended March 31, 2007 we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. However, we are still eligible to register our securities on Form S-1. If we fail to timely file a future periodic report with the SEC and our stock were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes thereto.

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice. We also market, sell and distribute Java Monster™ non-carbonated dairy based coffee drinks, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and the Warehouse segment (“Warehouse”), whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily directly to retailers

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Alan Pflueger Desert Racing Team, Kenny Bernstein Drag Racing Team, extreme sports figures and athletes, sporting events such as the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events. Posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable payments totaling $13.3 million were made to the Company by such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors in the three-months ended March 31, 2007. Such receipts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of March 31, 2007 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.

As of March 31, 2007 and December 31, 2006, amounts totaling $4.5 million and $3.3 million, respectively, were paid to the Company by certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006.

The Company incurred termination costs amounting to $6.3 million in aggregate for the three-months ended March 31, 2007 to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2007. Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006 were $6.7 million and $7.0 million, respectively.

As discussed above under Review of Historic Stock Option Granting Practices, our Special Committee concluded their review of our stock option grants and granting practices. In connection with this review and related matters, we incurred professional service fees of $6.7 million for the three-months ended March 31, 2007.

The following table summarizes the selected items discussed above for the three-months ended March 31, 2007:

Three-Months Ended
March 31, 2007
Deferred Revenue:	(In Thousands)
Receipts from newly appointed AB Distributors	$13,350

Operating Expenses:
Termination payments to prior distributors	$6,347

Professional fees associated with review of stock option grants and stock option granting practices	$6,684

During the first quarter of 2007, we continued to expand our existing product lines and further develop our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

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

We again achieved record gross sales in the first quarter of 2007. The increase in gross sales for the three-months ended March 31, 2007 was primarily attributable to increased sales volumes of certain of our existing products, particularly our Monster Energy® brand energy drinks. The percentage increase in gross sales was lower than the percentage increase in net sales primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 13.1% to 12.7%. The actual amount of promotional and other allowances increased to $24.2 million from $18.1 million for the three-months ended March 31, 2007 and March 31, 2006, respectively.*

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income.*

During the three-months ended March 31, 2007, gross sales shipped outside of California represented 68.9% of our gross sales, as compared to 66.3% for the comparable period in 2006.

During the three-months ended March 31, 2007, gross sales to distributors outside the United States amounted to $5.6 million, as compared to $3.5 million for the three-months ended March 31, 2006. Such sales were approximately 2.9% of gross sales for the three-months ended March 31, 2007 and approximately 2.5% of gross sales for the comparable period in 2006.*

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for 2007 and 2006 are reflected below. The allocations below reflect changes made by the Company to the categories historically reported.*

	Three-Months Ended March 31,
	2007	2006
Retail grocery, specialty chains and wholesalers	10%	14%
Club stores, drug chains and mass merchandisers	16%	14%
Full service distributors	69%	67%
Health food distributors	2%	3%
Other	3%	2%

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

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Costco, Kroger, Safeway and Albertsons. A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 19% of our net sales for the three-months ended March 31, 2007 and 2006, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 14% and 11% of the our net sales for the three-months ended March 31, 2007 and 2006, respectively.

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

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2007 and 2006, respectively.

	Three-Months Ended March 31,		Percentage Change
	2007	2006	07 vs. 06
Gross sales, net of discounts & returns**	$190,070	$137,823	37.9%
Less: Promotional and other allowances***	24,217	18,077	34.0%
Net sales	165,853	119,746	38.5%
Cost of sales	80,216	56,748	41.4%
Gross profit	85,637	62,998	35.9%
Gross profit margin as a percentage of net sales	51.6%	52.6%

Operating expenses	53,727	28,169	90.7%
Operating income	31,910	34,829	(8.4%)
Operating income as a percentage of net sales	19.2%	29.1%

Interest income, net	1,526	702	117.4%
Income before provision for income taxes	33,436	35,531	(5.9%)

Provision for income taxes	13,238	14,440	(8.3%)
Effective tax rate	39.6%	40.6%

Net income	$20,198	$21,091	(4.2%)
Net income as a percentage of net sales	12.2%	17.6%

Net income per common share:
Basic	$0.22	$0.23
Diluted	$0.21	$0.21

Case sales (in thousands) (in 192-ounce case equivalents)
	19,368	14,974	29.3%

*Gross sales – see definition above.

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

Results of Operations for the Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

Segment Reclassification. Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment. The comparable figures for such products for the three-months ended March 31, 2006 as previously reported, have been recast to reflect the above reclassification.

Gross Sales.* For the three-months ended March 31, 2007 gross sales were $190.1 million, an increase of approximately $52.3 million or 37.9% higher than gross sales of $137.8 million for the three-months ended March 31, 2006. The increase in gross sales was primarily attributable to increased sales volumes of certain of our existing products as well as certain new products such as Unbound Energy® energy drinks (commencing October 2006) and Monster M-80TM energy drinks (introduced March 2007). Promotional and other allowances were $24.2 million for the three-months ended March 31, 2007, an increase of $6.1 million or 34.0% higher than promotional and other allowances of $18.1 million for the three-months ended March 31, 2006. Promotional and other allowances as a percentage of gross sales decreased to 12.7% from 13.1% for the three-months ended March 31, 2007 and 2006, respectively. As a result, the percentage increase in gross sales for the three-months ended March 31, 2007 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales, For the three-months ended March 31, 2007, net sales were $165.9 million, an increase of approximately $46.2 million or 38.5% higher than net sales of $119.7 million for the three-months ended March 31, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004) and Monster Energy® KhaosTM energy drinks (introduced in August 2005). To a lesser extent, the increase in net sales was attributable to increased sales by volume of teas, lemonades and juice cocktails and Rumba™ brand energy juice (introduced December 2004), as well as sales by volume of Unbound Energy® energy drinks (commencing October 2006) and Monster M-80TM energy drinks (introduced March 2007). The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks (introduced in January 2004).

Case sales, in 192-ounce case equivalents were 19.4 million cases for the three-months ended March 31, 2007, an increase of 4.4 million cases or 29.3% higher than case sales of 15.0 million cases for the three-months ended March 31, 2006. The overall average net sales price per case increased to $8.56 for the three-months ended March 31, 2007 or 7.3% higher than the average net sales price per case of $7.98 for the three-months ended March 31, 2006. The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $143.3 million for the three-months ended March 31, 2007, an increase of approximately $44.4 million or 44.9% higher than net sales of $98.9 million for the three-months ended March 31, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster

Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® AssaultTM energy drinks as well as Monster Energy® KhaosTM energy drinks. To a lesser extent, the increase in net sales was attributable to sales by volume of Unbound Energy® energy drinks and Monster M-80TM energy drinks as well as increased sales by volume of RumbaTM brand energy juice. The increase in net sales was partially offset by decreased sales by volume primarily of Lost Energy® drinks.

Net sales for the Warehouse segment were $22.6 million for the three-months ended March 31, 2007, an increase of approximately $1.7 million or 8.2% higher than net sales of $20.9 million for the three-months ended March 31, 2006. The increase in net sales was primarily attributable to increased sales by volume of teas, lemonades and juice cocktails. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks.

Gross Profit.*** Gross profit was $85.6 million for the three-months ended March 31, 2007, an increase of approximately $22.6 million or 35.9% higher than the gross profit of $63.0 million for the three-months ended March 31, 2006. Gross profit as a percentage of net sales decreased slightly to 51.6% for 2007 from 52.6% for 2006. Increases in sales volumes contributed to an increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. The decrease in gross profit as a percentage of net sales was also attributable to a significant increase in certain freight-in costs due to the addition of new co-packers and warehouses and an increase in the cost of certain raw materials including high fructose corn syrup, PET and aluminum cans and apple juice concentrate.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses. Total operating expenses were $53.7 million for the three-months ended March 31, 2007, an increase of approximately $25.6 million or 90.7% higher than total operating expenses of $28.2 million for the three-months ended March 31, 2006. Total operating expenses as a percentage of net sales increased to 32.4% for the three-months ended March 31, 2007 from 23.5% for the three-months ended March 31, 2006. The increase in operating expenses was partially attributable to increased out-bound freight and warehouse costs of $2.0 million primarily due to increased volumes of shipments, increased expenditures of $3.4 million for sponsorships and endorsements, increased expenditures of $1.5 million for commissions and royalties, increased expenditures of $6.1 million attributable to the costs associated with terminating existing distributors, an increase in payroll expenses of $2.0 million and an increase of $7.1 million in professional services costs, including legal and accounting. Included in legal and accounting fees are costs of $6.7 million relating to the Company’s special investigation of stock option grants. Total operating expenses as a percentage of net sales, exclusive of increased expenditures of $6.1 million attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $6.7 million relating to the Company’s special investigation of stock option grants were 24.5% for the three-months ended March 31, 2007 as compared to 23.3% for the three-months ended March 31, 2006.

Contribution Margin. Contribution margin for the DSD segment was $47.3 million for the three-months ended March 31, 2007, an increase of approximately $7.4 million or 18.5% higher than contribution margin of $39.9 million for the three-months ended March 31, 2006. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks. Contribution margin for the Warehouse segment was $0.8 million for 2007, a decrease of approximately $1.0 million or 58.6% lower than contribution margin of $1.8 million for 2006. The decrease in the contribution margin for the Warehouse segment was primarily attributable to reduction in gross margin as a result of increased costs of raw materials and production.

Operating Income. Operating income was $31.9 million for the three-months ended March 31, 2007, a decrease of approximately $2.9 million or 8.4% lower than operating income of $34.8 million for the three-months ended March 31, 2006. Operating income as a percentage of net sales decreased to 19.2% for 2007 from 29.1% for 2006. The decrease in operating income and operating income as a percentage of net sales was primarily attributable to increased operating expenses, which in turn were primarily due to increased expenditures of $6.1 million associated with terminating existing distributors and expenditures of $6.7 million relating to the Company’s independent investigation of stock option grants.

Interest Income, net. Net interest income was $1.5 million for the three-months ended March 31, 2007, an increase of $0.8 million from net interest income of $0.7 million for the three-months ended March 31, 2006. The increase in net interest income was primarily attributable to increased interest revenue earned on the Company’s invested cash balances which have increased significantly over the prior three-month period.

Provision for Income Taxes. Provision for income taxes for the three-months ended March 31, 2007 was $13.2 million, as compared to provision for income taxes of $14.4 million for the three-months ended March 31, 2006. The effective combined federal and state tax rate for the three-months ended March 31, 2007 was 39.6%, which was lower than the effective tax rate of 40.6% for the three-months ended March 31, 2006. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a decrease in state taxes due to the apportionment of sales to various states outside of California which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which the Company received no tax benefit.

Net Income. Net income was $20.2 million for the three-months ended March 31, 2007, a decrease of $0.9 million or 4.2% lower than net income of $21.1 million for the three-months ended March 31, 2006. The decrease in net income was primarily attributable to an increase in operating expenses of $25.6 million. This was partially offset by an increase in gross profit of $22.6 million, a decrease in provision for income taxes of $1.2 million and an increase in net interest income of approximately $0.8 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $48.0 million for the three-months ended March 31, 2007, as compared to $23.8 million in the comparable period in 2006. For the three-months ended March 31, 2007, cash provided by operating activities was primarily attributable to net income earned of $20.2 million and adjustments for certain non-cash expenses consisting of $2.1 million of share-based compensation and $0.4 million of depreciation and other amortization. For the three-months ended March 31, 2007, cash provided by operations also increased due to a $17.5 million increase in accounts payable, a $15.4 million decrease in inventories, a $12.9 million increase in deferred revenue, an $8.9 million increase in income taxes payable and a $1.2 million increase in customer deposit liabilities. For the three-months ended March 31, 2007, cash provided by operating activities was reduced due to a $20.9 million increase in accounts receivable and a $2.2 million decrease in accrued compensation. The increase in accounts receivable was attributable to increased sales volumes, as well as to increased sales to certain classes of customers who have longer payment terms.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $11.1 million for the three-months ended March 31, 2007, as compared to $56.0 million provided by investing activities in the comparable period in 2006. For the three-months ended March 31, 2007, cash used in investing activities was primarily attributable to purchases of short-term investments, particularly available-for-sale investments, and to a lesser extent by additions to trademarks. Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support the marketing and promotional activities of the Company, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements. Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of the Company’s brands.

Cash flows (used in) provided by financing activities – Net cash used in financing activities was $0.2 million for the three-months ended March 31, 2007, as compared to net cash provided by financing activities of $1.1 million for the comparable period in 2006. For the three-months ended March 31, 2007, cash used in financing activities was primarily attributable to principal payments of long-term debt of $0.2 million in relation to lease payments made on vehicle leases entered into over the past year

Debt and other obligations – HBC has a credit facility from Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowing under the revolving line of credit from $7.5 million collateralized to $10.0 million non-collateralized. The revolving line of credit remains in full force and effect through June 1, 2008. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on this line of credit at March 31, 2007.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios. The Company was in compliance with its covenants at March 31, 2007.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable and exercise rights and remedies available to them, including instituting legal proceedings.

Commitments – Purchase obligations represent commitments made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of March 31, 2007:

		Payments Due by Period
Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Contractual Obligations	$19,988	$9,826	$10,042	$120	$-
Capital Leases	215	212	3	-	-
Operating Leases	26,095	3,623	6,150	4,748	11,574
Purchase Commitments	18,603	16,051	2,552
	$64,901	$29,712	$18,747	$4,868	$11,574

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam, dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rata basis. The Company’s maximum liability under this agreement is $7.9 million, subject to compliance by Rexam and subject to a number of conditions.

Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on the Company’s current plans, at this time the Company estimates that capital expenditures are likely to be less than $10.0 million through March 2008. However, future business opportunities may cause a change in this estimate.

In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space will replace our existing warehouse and distribution space located in Corona, California. We plan to sublet our existing office, warehouse and distribution space for the remainder of the lease term which expires in October 2010, unless we are able to find a tenant acceptable to the landlord and the landlord agrees to the early termination of the lease.

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

Sales

The table set forth below discloses selected quarterly data regarding sales for the three-months ended March 31, 2007 and 2006, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average price per case)	Three-Months Ended March 31,
	2007	2006
Net sales	$165,853	$119,746
Case sales (192-ounce case equivalents)	19,368	14,974
Average price per case	$8.56	$7.98

See ITEM 2, “Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No.159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its condensed consolidated financial statements.

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

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission are not exhaustive. See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

At March 31, 2007, the Company’s debt consisted of amounts owed in connection with certain fixed-rate capital leases. There have been no significant changes to the Company’s exposure to market risks.

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

Changes in Internal Control Over Financial Reporting – There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” HBC alleges that the overall appearance of Rockstar's “Rockstar 21” beverage container is confusingly similar to the appearance of HBC’s Monster Energy® beverages. Further, HBC alleges that Rockstar is infringing on other trademarks owned and used by HBC. Rockstar has denied HBC's allegations and filed counterclaims against HBC based on allegations that HBC has removed and destroyed Rockstar point-of-sale advertisements from retail stores.  Hansen believes Rockstar's counterclaims are without merit and intends to diligently defend against those counterclaims. In September 2006, the court dismissed HBC’s claims on summary judgment and Rockstar’s counterclaims were withdrawn without prejudice. Hansen has appealed the court’s decision which is currently pending before the United States Court of Appeals for the Ninth Circuit.

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. On October 5, 2006 the United States District Court for the Central District of California issued a preliminary injunction enjoining National from manufacturing, distributing, shipping, marketing, selling or offering to sell Freek energy drinks in containers that are the same or similar to the current containers or any containers confusingly similar to HBC’s current Monster Energy® trade dress. National has appealed the decision of the United States District Court for the Central District of California to grant the preliminary injunction and this appeal is currently pending before the United States Court of Appeals for the Ninth Circuit. National has filed a counter claim against HBC for injunctive relief preventing HBC and its agents from continuing to destroy “Freek” point of sale materials, disparaging “Freek” products and intentionally interfering with National’s economic and business relationships. In June 2007 the matter was settled on terms satisfactory to HBC.

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

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice.

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

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company's past stock option grants were filed by parties identifying themselves as shareholders of Hansen. These lawsuits name as defendants certain of Hansen's current and former employees, officers and directors, and name Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of

California, County of Riverside (the “State Derivative Actions”). Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California. On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, which appointed lead and local counsel and restyled the action as In re Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”).

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

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements. On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On May 30, 2007, the District Court, while noting that it still found that plaintiffs’ application for a temporary restraining order “bordered on the frivolous,” declined to impose sanctions against plaintiffs’ law firm. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint and on June 11, 2007, the Company filed a motion to dismiss the complaint.

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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

ITEM 5. OTHER INFORMATION

On June 13, 2007, a billing error by a third party regarding professional service fees relating to the Company’s special investigation of stock option grants was identified. As a result of such billing error, professional service fees relating to the review of stock option grants and stock option granting practices during the three-months ended March 31, 2007, were overstated by $0.7 million in the press release attached as Exhibit 99.1 to the Form 8-K dated May 7, 2007. Such fees have been reduced accordingly in operating expenses in this Form 10-Q.

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

HANSEN NATURAL CORPORATION

Registrant

Date: June 19, 2007	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer