Form 10-Q
period 2007-06-30
HANSEN NATURAL CORP
filed 2007-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007	Commission file number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes _ X__ No ____

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

Yes ___ No _ X__

The Registrant had 91,161,428 shares of common stock, par value $0.005 per share, outstanding as of July 31, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

JUNE 30, 2007

INDEX

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of

June 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income for the

Three- and Six-Months Ended June 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows for the

Six-Months Ended June 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures	46

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

(In Thousands, Except Share Amounts) (Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,482	$35,129
Short-term investments	142,613	101,667
Accounts receivable, net	111,928	54,624
Inventories	87,498	77,013
Prepaid expenses and other current assets	6,382	771
Deferred income taxes	5,170	5,953
Total current assets	409,073	275,157

PROPERTY AND EQUIPMENT, net	6,778	5,565
DEFERRED INCOME TAXES	13,813	5,001
INTANGIBLES, net	23,555	21,202
OTHER ASSETS	1,280	1,447
	$454,499	$308,372

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,822	$34,362
Accrued liabilities	8,097	9,465
Accrued distributor terminations	7,931	7,024
Customer deposit liabilities	1,123	3,324
Accrued compensation	3,682	4,378
Current portion of long-term debt	590	299
Income taxes payable	903	3,991
Total current liabilities	114,148	62,843

LONG-TERM DEBT, less current portion	-	4
DEFERRED REVENUE	39,352	20,441

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 93,652,862 shares issued and 90,995,800 outstanding as of June 30, 2007; 92,713,212 shares issued and 90,059,124 outstanding as of December 31, 2006	468	464
Additional paid-in capital	66,422	48,892
Retained earnings	262,751	204,242
Common stock in treasury, at cost; 2,657,062 shares as of June 30, 2007 and 2,654,088 shares as of December 31, 2006	(28,642)	(28,514)
Total stockholders' equity	300,999	225,084
	$454,499	$308,372

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands, Except Per Share Amounts) (Unaudited)
	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006

NET SALES	$244,763	$156,037	$410,615	$275,783

COST OF SALES	116,510	75,047	196,726	131,795

GROSS PROFIT	128,253	80,990	213,889	143,988

OPERATING EXPENSES	66,830	35,238	120,557	63,407

OPERATING INCOME	61,423	45,752	93,332	80,581

INTEREST INCOME, net	1,752	872	3,278	1,574

INCOME BEFORE PROVISION FOR INCOME TAXES	63,175	46,624	96,610	82,155

PROVISION FOR INCOME TAXES	24,864	18,424	38,101	32,864

NET INCOME	$38,311	$28,200	$58,509	$49,291

NET INCOME PER COMMON SHARE:
Basic	$0.43	$0.31	$0.65	$0.55
Diluted	$0.39	$0.28	$0.59	$0.50

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	90,118	89,912	90,089	89,523
Diluted	98,455	99,289	98,388	98,815

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands) (Unaudited)
	Six-Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,509	$49,291
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and other amortization	947	710
Loss on disposal of property and equipment	4	24
Stock-based compensation	4,176	3,632
Deferred income taxes	(8,029)	286
Tax benefit from exercise of stock options	(9,290)	(16,156)
Provision for doubtful accounts	154	56
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(57,458)	(32,243)
Inventories	(10,485)	(18,897)
Prepaid expenses and other current assets	(5,611)	(1,766)
Prepaid income taxes	-	(6,905)
Accounts payable	57,460	31,152
Accrued liabilities	(1,368)	454
Customer deposit liabilities	(2,201)	-
Accrued distributor terminations	907	-
Accrued compensation	(696)	(999)
Deferred revenue	18,911	-
Income taxes payable	6,200	16,156
Net cash provided by operating activities	52,130	24,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	3,528	8,100
Sales of available-for-sale investments	48,911	32,242
Purchases of held-to-maturity investments	-	(16,761)
Purchases of available-for-sale investments	(93,385)	(107,757)
Purchases of property and equipment	(1,599)	(1,966)
Proceeds from sale of property and equipment	219	30
Additions to trademarks	(2,381)	(3)
(Increase) decrease in other assets	84	(178)
Net cash used in investing activities	(44,623)	(86,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(384)	(622)
Tax benefit from exercise of stock options	9,290	16,156
Issuance of common stock	3,940	3,274
Net cash provided by financing activities	12,846	18,808

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	20,353	(42,690)
CASH AND CASH EQUIVALENTS, beginning of period	35,129	61,654
CASH AND CASH EQUIVALENTS, end of period	$55,482	$18,964

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	17	27
Income taxes	$40,020	$23,327

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands) (Unaudited) (Continued)	_

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles and warehouse equipment of $672 and $685 for the six-months ended June 30, 2007 and 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”), for a summary of significant accounting policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”) and Monster LDA Company (“MLDA”), formerly known as Hard e Beverage Company (“HEB”) and previously known as Hard Energy Company and as CVI Ventures, Inc., and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”). HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2007 and 2006 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Stock Split and Amendment of Articles of Incorporation – On June 1, 2006, the Company, after stockholder approval, increased the number of authorized shares of common stock to 120,000,000. On June 7, 2006, the Board of Directors approved a four-for-one stock split of the Company’s common stock which was effected in the form of a 300% stock dividend. The accompanying condensed consolidated financial statements include the effects of the stock splits and the resulting increase in the number of authorized shares of common stock. All share and per share amounts have been recast to reflect the individual stock splits.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Amounts paid to the Company by newly appointed Anheuser-Busch Distributors (the “AB Distributors”) for the costs of terminating certain of the Company’s prior distributors are accounted for as deferred revenue, which will be recognized as revenue ratably over the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

anticipated 20-year life of the respective Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) (see Note 13).

Net Sales – Net sales have been determined after deduction of promotional and other allowances in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”),which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting SFAS No. 157 on its condensed consolidated financial statements.

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

Held-to-maturity securities are recorded at amortized cost which approximates fair market value. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary, results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. The Company evaluates whether the decline in fair value of its investments is other than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition. Realized and unrealized gains and losses were not material in any periods presented.

Amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity short-term investments at June 30, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months
June 30, 2007
Available-for-sale
Municipal bonds	$141,635	$-	$1	$141,634	$1
Corporate bonds	978	-	-	978	-
	$142,613	$-	$1	$142,612	$1

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months
December 31, 2006
Held-to-maturity
Municipal bonds	$3,528	$10	$-	$3,538	$-
	3,528	10	-	3,538	-
Available-for-sale
Municipal bonds	94,128	3	4	94,127	4
Corporate bonds	4,011	-	4	4,007	4
	$98,139	$3	$8	$98,134	$8

	$101,667	$13	$8	$101,672	$8

4.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2007	2006
Raw materials	$29,440	$20,488
Finished goods	58,058	56,525
	$87,498	$77,013

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2007	2006
Leasehold improvements	$1,240	$647
Furniture and office equipment	2,750	2,191
Equipment	1,898	1,941
Vehicles	4,658	3,797
	10,546	8,576
Less: accumulated depreciation and amortization	(3,768)	(3,011)
	$6,778	$5,565

6.	INTANGIBLES

Intangibles consist of the following at:

	June 30,	December 31,
	2007	2006
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(373)	(345)
	796	824
Non-amortizing trademarks	22,759	20,378
	$23,555	$21,202

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Total amortization expense recorded was $ 0.01 and $0.03 million for the three- and six-months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, future estimated amortization expense related to amortizing trademarks through June 30, 2012 is approximately $0.06 million per year.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.      EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three- and six-months ended June 30, 2007 and 2006 is presented below:

	Three-Months Ended		Six-Months Ended
(In Thousands)	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average shares outstanding:
Basic	90,118	89,912	90,089	89,523
Dilutive securities	8,337	9,377	8,299	9,292
Diluted	98,455	99,289	98,388	98,815

For the three-months ended June 30, 2007, 0.2 million shares were excluded from calculations as their effect would have been antidilutive. For the three-months ended June 30, 2006, no options were deemed to have an antidilutive effect and therefore no options outstanding were excluded from the calculation for this period. For the six-months ended June 30, 2007 and 2006, options outstanding totaling 0.2 million and 0.01 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $13.6 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009. Under the terms of the agreement, if the Company fails to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis. The Company’s maximum liability under this agreement is $7.7 million subject to compliance by Rexam with certain conditions.

Facilities Commitments - In October 2006, the Company entered into a lease agreement pursuant to which it leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space will replace the Company’s existing warehouse and distribution space located in Corona, California. The Company has

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

sublet in excess of 50% of its existing office, warehouse and distribution space for the remainder of that lease term which expires in October 2010.

In October 2006, the Company also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the newly leased warehouse and distribution space in Corona, California and will be used to construct a new office building, which will replace the Company’s existing office space. In the interim, the Company will relocate its corporate offices in September 2007 to newly leased offices located at 550 Monica Circle, Corona, CA 92880.

Litigation – In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” On June 15, 2007, the parties entered into a confidential settlement agreement and dismissed the action.

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation. National has since repudiated the settlement agreement and HBC has responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement. A hearing on HBC’s motion to enforce the settlement agreement is scheduled for August 13, 2007.

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs. The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs. The trial took place in February and closing oral submissions took place in June 2007. The Judge has not rendered his decision in the case to date.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. In late June, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit. Appellant’s opening brief is due September 10, 2007, and appellees’ answering brief is due October 10, 2007. No oral argument has been set to date.

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

On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed. On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) and, on July 24, 2007, the Company and the individual defendants’ moved to dismiss the complaint. By stipulation that was so ordered by the Court on July 21, 2007, the parties agreed to the terms of a stay of discovery pending the disposition of defendants’ motion to dismiss the complaint.

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements. On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On May 30, 2007, the District Court, while noting that it still found that plaintiffs’ application for a temporary restraining order “bordered on the frivolous,” declined to impose sanctions against plaintiffs’ law firm. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint and, on June 11, 2007, the Company and the individual defendants’ moved to dismiss the consolidated complaint.

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

The consolidated class action complaint supersedes all previously filed class action complaints and is the operative complaint to which the Company must respond. Lead Plaintiff alleges, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by misrepresenting or failing to

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiffs seek an unspecified amount of damages. On June 25, 2007, the Company and the individual defendants’ moved to dismiss the consolidated class action complaint.

Based on the allegations contained in the consolidated class action complaint, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuit. However, the ultimate outcome of this matter cannot be predicted with certainty.

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

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. Based on its evaluation, the Company has concluded that there are no material uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. Effective upon adoption of FIN 48, the Company adopted the method to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at June 30, 2007.

The Company is evaluating actions it may take with respect to outstanding stock options that were affected by errors during prior periods in relation to Section 409A of the Internal Revenue Code, and any decision to reimburse or compensate employees for the potential inadvertent taxation will be recorded as an expense in the future period in which the decision is made.

The Internal Revenue Service (“IRS”) has advised the Company its U.S. federal income tax return for the period ended December 31, 2005 has been selected for examination by the IRS, which is scheduled to commence on August 9, 2007.

11.	STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at June 30, 2007: the 2001 Hansen Natural Corporation Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. Stock options are exercisable at such times and in such amounts as may be determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of June 30, 2007, options to purchase 15,998,600 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 6,001,400 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of June 30, 2007, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $2.0 million and $1.7 million of compensation expense relating to outstanding options during the three-months ended June 30, 2007 and 2006, respectively. The Company recorded $4.2 million and $3.6 million of compensation expense relating to outstanding options during the six-months ended June 30, 2007 and 2006, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the six-months ended June 30, 2007 and 2006 using the Black-Scholes-Merton option pricing formula:

	Six-Months Ended June 30,
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	61.0%	58.0%
Risk free interest rate	4.8%	4.6%
Expected lives	6 Years	6 Years

The following table summarizes the Company’s activities with respect to its stock option plans for the six-months ended June 30, 2007 as follows:

Options	Number of Shares (in Thousands)	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	12,534	$5.18	6.9	$357,583
Granted	210	$38.84
Exercised	(939)	$4.33
Cancelled	(56)	$0.74
Outstanding at June 30, 2007	11,749	$5.88	6.5	$435,971
Vested and expected to vest in the future at June 30, 2007	11,578	$5.81	6.5	$430,353
Exercisable at June 30, 2007	5,294	$2.63	5.3	$213,631

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2007 and 2006 was $23.46 per share and $21.17 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2007 and 2006 was $23.25 per share and $15.15 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2007 and 2006 was $37.1 million and $57.4 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2007 and 2006 was $37.1 million and $71.7 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Cash received from option exercises under all plans for the three-months ended June 30, 2007 and 2006 was approximately $3.9 million and $2.5 million, respectively.Cash received from option exercises under all plans for the six-months ended June 30, 2007 and 2006 was approximately $3.9 million and $3.3 million, respectively. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended June 30, 2007 and 2006 was $9.3 million and $15.5 million, respectively.The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the six-months ended June 30, 2007 and 2006 was $9.3 million and $16.2 million, respectively.

At June 30, 2007, total unrecognized compensation expense related to nonvested options granted to both employees and non-employees under the Company’s share-based option plans amounted to $26.5 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

12.	SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate & Unallocated.” Hansen’s® energy drinks which were previously reported in the DSD segment are now reported in the Warehouse segment for the three- and six-months ended June 30, 2007. For presentation purposes, the change is assumed to have commenced January 1, 2006 and amounts for the three- and six-months ended June 30, 2006, as previously reported, have been recast to reflect this reclassification.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended June 30, 2007 and 2006 are as follows:

	Three-Months Ended June 30, 2007
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$220,428	$24,335	$-	$244,763
Contribution margin	74,982	934	-	75,916
Corporate & unallocated expenses	-	-	(14,493)	(14,493)
Operating income				61,423
Interest income, net	(11)	-	1,763	1,752
Income before provision for income taxes				63,175
Depreciation & amortization	220	9	261	490
Trademark amortization	-	11	3	14

	Three-Months Ended June 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$131,976	$24,061	$-	$156,037
Contribution margin	51,003	1,678	-	52,681
Corporate & unallocated expenses	-	-	(6,929)	(6,929)
Operating income				45,752
Interest income, net	(15)	(1)	888	872
Income before provision for income taxes				46,624
Depreciation & amortization	142	9	217	368
Trademark amortization	-	11	3	14

The reclassification of Hansen’s® energy drinks which were previously reported in the DSD division to the Warehouse division, resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $1.0 million for the three-months ended June 30, 2006. The reclassification also resulted in an increase in contribution margin of the Warehouse division and a decrease in contribution margin of the DSD division of $0.5 million for the three-months ended June 30, 2006, from amounts previously reported.

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the applicable segment.

Contribution margin for the DSD division included $8.4 million attributable to the costs associated with terminating existing distributors. Corporate and unallocated expenses were $14.5 million for the three-months ended June 30, 2007 and included $5.9 million of payroll costs, of which $2.0 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $5.3 million attributable to professional service expenses, including legal and accounting fees. Included in legal and accounting fees are costs of $4.2 million relating to the Company’s special investigation of stock option grants and granting practices. Corporate and unallocated expenses were $6.9 million for the three-months ended June 30, 2006 and

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

included $4.6 million of payroll costs, of which $1.7 million was attributable to stock based compensation expense and $1.1 million of professional service expenses, including legal and accounting fees. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 18% and 13% respectively, of the Company’s net sales for the three-months ended June 30, 2007. Two customers made up approximately 19% and 11% respectively, of the Company’s net sales for the three-months ended June 30, 2006.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the six-months ended June 30, 2007 and 2006 are as follows:

	Six-Months Ended June 30, 2007
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$363,722	$46,893	$-	$410,615
Contribution margin	122,317	1,687	-	124,004
Corporate & unallocated expenses	-	-	(30,672)	(30,672)
Operating income				93,332
Interest income, net	(17)	-	3,295	3,278
Income before provision for income taxes				96,610
Depreciation & amortization	406	16	497	919
Trademark amortization	-	22	6	28

	Six-Months Ended June 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$230,867	$44,916	$-	$275,783
Contribution margin	90,935	3,497	-	94,432
Corporate & unallocated expenses	-	-	(13,851)	(13,851)
Operating income				80,581
Interest income, net	(24)	(2)	1,600	1,574
Income before provision for income taxes				82,155
Depreciation & amortization	255	16	411	682
Trademark amortization	-	22	6	28

The reclassification of Hansen’s® energy drinks which were previously reported in the DSD division to the Warehouse division, resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $2.4 million for the six-months ended June 30, 2006. The reclassification also resulted in an increase in contribution margin of the Warehouse division and a decrease in contribution margin of the DSD division of $1.2 million for the six-months ended June 30, 2006, from amounts previously reported.

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the applicable segment.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contribution margin for the DSD division included $14.7 million attributable to the costs associated with terminating existing distributors. Corporate and unallocated expenses were $30.7 million for the six-months ended June 30, 2007 and included $11.7 million of payroll costs, of which $4.1 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $13.5 million attributable to professional service expenses, including legal and accounting fees. Included in legal and accounting fees are costs of $10.9 million relating to the Company’s special investigation of stock option grants and granting practices. Corporate and unallocated expenses were $13.9 million for the six-months ended June 30, 2006 and included $9.0 million of payroll costs, of which $3.6 million was attributable to stock based compensation expense and $2.2 million of professional service expenses, including legal and accounting fees. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 18% and 13% respectively, of the Company’s net sales for the six-months ended June 30, 2007. Two customers made up approximately 19% and 11% respectively, of the Company’s net sales for the six-months ended June 30, 2006.

The Company’s net sales by product line for the three- and six-months ended June 30, 2007 and 2006, respectively, were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Energy drinks	$221,592	$133,161	$365,992	$233,636
Non-carbonated (primarily juice based beverages)	15,039	14,833	30,236	28,249
Carbonated (primarily soda beverages)	8,132	8,043	14,387	13,898
	$244,763	$156,037	$410,615	$275,783

13.	DISTRIBUTION COORDINATION AGREEMENT

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Pursuant to the AB Distribution Agreements entered into with newly appointed AB Distributors, non-refundable amounts totaling $6.5 million and $19.8 million were recorded by the Company related to such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors in the three- and six-months ended June 30, 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of June 30, 2007 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements. Revenue recognized was $0.5 million and $0.9 million for the three- and six-months ended June 30, 2007, respectively. Related distributor receivables of $9.2 million and $4.5 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 3006, respectively.

As of June 30, 2007 and December 31, 2006, amounts totaling $1.1 million and $3.3 million, respectively, were received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006.

The Company incurred termination costs amounting to $8.4 million and $14.7 million in aggregate during the three- and six-months ended June 30, 2007, respectively, to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2007. Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 were $7.9 million and $7.0 million, respectively.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB. Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

14.	RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred in connection with services rendered to the Company during the three-months ended June 30, 2007 and 2006 were $2.2 million and $0.1 million, respectively. Expenses incurred in connection with services rendered to the Company during the six-months ended June 30, 2007 and 2006 were $3.6 million and $0.2 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2007 and 2006 were $0.3 million and $0.2 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2007 and 2006 were $0.4 million and $0.5 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice. We also market, sell and distribute Java Monster™ brand non carbonated dairy based coffee drinks, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily directly to retailers.

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Alan Pflueger Desert Racing Team, Kenny Bernstein Drag Racing Team, extreme sports figures and athletes, sporting events such as the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in musical concerts, product demonstrations, food tasting and other related events. Posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During the second quarter of 2006, we entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) will distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties. We intend to continue building our national distributor network primarily with select AB distributors as well as with our sales force throughout 2007 to support and increase the sales of our products.

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable amounts totaling $6.5 million and $19.8 million were recorded by us related to such newly appointed AB Distributors for the costs of terminating our prior distributors in the three- and six-months ended June 30, 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of June 30, 2007 and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements. Revenue recognized was $0.5 million and $0.9 for the three- and six-months ended June 30, 2007, respectively. Related distributor receivables of $9.2 million and $4.5 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 3006, respectively.

As of June 30, 2007 and December 31, 2006, amounts totaling $1.1 million and $3.3 million, respectively, were received by us from certain other AB Distributors in anticipation of executing AB Distribution Agreements with us. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006.

We incurred termination costs amounting to $8.4 million and $14.7 million in aggregate during the three- and six-months ended June 30, 2007, respectively, to certain of our prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2007. Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 were $7.9 million and $7.0 million, respectively.

As discussed under Review of Historic Stock Option Granting Practices in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”), and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-Q for the quarter ended March 31, 2007, our Special Committee concluded their review of our stock option grants and granting practices. In connection with this review and related litigation and matters, we incurred professional service fees of $4.2 million and $10.9 million for the three- and six-months ended June 30, 2007, respectively.

The following table summarizes the selected items discussed above for the three- and six-months ended June 30, 2007:

	Three-Months Ended	Six-Months Ended
	June 30, 2007	June 30, 2007
Deferred Revenue:	(In Thousands)	(In Thousands)
Receipts from newly appointed AB Distributors	$6,497	$19,847

Operating Expenses:
Termination payments to prior distributors	$8,353	$14,700
Professional fees associated with review of stock option grants and stock option granting practices	$4,221	$10,905

During the second quarter of 2007, we continued to expand our existing product lines and further develop our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

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

We again achieved record gross sales in the second quarter of 2007. The increase in gross sales for the three-months ended June 30, 2007 was primarily attributable to increased sales volumes of certain of our existing products, particularly our Monster Energy® brand energy drinks and to sales by volume of Java Monster™ brand non carbonated dairy based coffee drinks (introduced in April 2007). The percentage increase in gross sales was lower than the percentage increase in net sales primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 14.3% to 12.8%. The actual amount of promotional and other allowances increased to $35.8 million from $26.1 million for the three-months ended June 30, 2007 and 2006, respectively.*

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income.*

During the three-months ended June 30, 2007, gross sales shipped outside of California represented 72.8% of our gross sales, as compared to 68.1% for the comparable period in 2006. During the six-months ended June 30, 2007, gross sales shipped outside of California represented 71.3% of our gross sales, as compared to 67.4% for the comparable period in 2006. During the three-

months ended June 30, 2007, gross sales to distributors outside the United States amounted to $13.4 million, as compared to $5.1 million for the three-months ended June 30, 2006. Such sales were approximately 4.8% of gross sales for the three-months ended June 30, 2007 and approximately 3.0% of gross sales for the comparable period in 2006. During the six-months ended June 30, 2007, gross sales to distributors outside the United States amounted to $19.0 million, as compared to $8.5 million for the three-months ended June 30, 2006. Such sales were approximately 4.0% of gross sales for the six-months ended June 30, 2007 and approximately 3.0% of gross sales for the comparable period in 2006.*

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for 2007 and 2006 are reflected below. The allocations below reflect changes made by us to the categories historically reported.*

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Retail grocery, specialty chains and wholesalers	8%	12%	9%	13%

Club stores, drug chains and mass merchandisers	14%	13%	15%	13%

Full service distributors	74%	69%	72%	68%
Health food distributors	2%	3%	2%	3%
Other	2%	3%	2%	3%

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

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Costco, Kroger, Safeway and Albertsons. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 18% and 19% of our net sales for the six-months ended June 30, 2007 and 2006, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 13% and 11% of the our net sales for the six-months ended June 30, 2007 and 2006, respectively.

In September 2000, HBC, through its wholly owned subsidiary Blue Sky, acquired the Blue Sky® Natural Soda business. The Blue Sky® natural soda brand is the leading natural soda in the health food trade. Blue Sky offers natural sodas, premium natural sodas with added ingredients such as Ginseng and antioxidant vitamins, organic sodas and seltzer waters in 12-ounce cans and a Blue Sky® Blue Energy drink in 8.3-ounce cans and in 2004 introduced a new line of Blue Sky® natural tea sodas in 12-ounce cans. In 2005, we introduced a new line of Blue Sky® lite natural sodas, a new line of Blue Sky® natural sodas made with real sugar and a new line of non-carbonated Blue Sky® isotonic sports drinks. In 2006, we introduced our Blue Sky® Blue Energy drinks in 16-ounce cans and introduced a new Blue Sky® juice based energy drink in both 8-ounce and 16-ounce cans.

In May 2001, HBC, through its wholly owned subsidiary Junior Juice, acquired the Junior Juice beverage business. The Junior Juice® product line is comprised of a line of 100% juices packaged in 4.23-ounce aseptic packages and is targeted at toddlers.

In October 2006, we acquired the Unbound Energy® trademark and assumed the production, marketing and sale ofUnbound Energy® energy drinks in 16-ounce cans. We subsequently introduced a lo-carb and juice version in 16-ounce cans.

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

As a result of the late filing of our 10-Q for the quarter ended September 30, 2006, our Form 10-K for the fiscal year ended December 31, 2006, and our 10-Q for the three-months ended March 31, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. However, we are still eligible to register our securities on Form S-1. If we fail to timely file a future periodic report with the Securities and Exchange Commission (“SEC”) and our stock were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2007 and 2006, respectively.

	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2007	2006	07 vs. 06	2007	2006	07 vs. 06
Gross sales, net of discounts & returns*	$280,582	$182,126	54.1%	$470,651	$319,950	47.1%
Less: Promotional and other allowances**	35,819	26,089	37.3%	60,036	44,167	35.9%
Net sales	244,763	156,037	56.9%	410,615	275,783	48.9%
Cost of sales	116,510	75,047	55.2%	196,726	131,795	49.3%
Gross profit***	128,253	80,990	58.4%	213,889	143,988	48.5%
Gross profit margin as a percentage of net sales	52.4%	51.9%		52.1%	52.2%

Operating expenses	66,830	35,238	89.7%	120,557	63,407	90.1%
Operating income	61,423	45,752	34.3%	93,332	80,581	15.8%
Operating income as a percentage of net sales	25.1%	29.3%		22.7%	29.2%

Interest income, net	1,752	872	100.9%	3,278	1,574	108.3%
Income before provision for income taxes	63,175	46,624	35.5%	96,610	82,155	17.6%

Provision for income taxes	24,864	18,424	35.0%	38,101	32,864	15.9%
Effective tax rate	39.4%	39.5%		39.4%	40.0%

Net income	$38,311	$28,200	35.9%	$58,509	$49,291	18.7%
Net income as a percentage of net sales	15.7%	18.1%		14.2%	17.9%

Net income per common share:
Basic	$0.43	$0.31		$0.65	$0.55
Diluted	$0.39	$0.28		$0.59	$0.50

Case sales (in thousands) (in 192-ounce case equivalents)
	26,950	19,136	40.8%	46,345	34,110	35.9%

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

Results of Operations for the Three-Months Ended June 30, 2007 Compared to the Three-Months Ended June 30, 2006

Segment Reclassification. Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment. The comparable figures for such products for the three-months ended June 30, 2006 as previously reported, have been recast to reflect the above reclassification. (See also Part I, Item 1. Note 12 to our Condensed Consolidated Financial Statements contained in this Form 10-Q).

Gross Sales.* For the three-months ended June 30, 2007 gross sales were $280.6 million, an increase of approximately $98.4 million or 54.1% higher than gross sales of $182.1 million for the three-months ended June 30, 2006. The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as certain new products such as Java Monster™ brand non carbonated dairy based coffee drinks (introduced in April 2007) and Monster M-80™ energy drinks (introduced in March 2007). To a lesser extent, the increase in gross sales was attributable to increased sales by volume of Rumba™ brand energy juice (introduced in December 2004) and Unbound Energy® energy drinks (commencing in October 2006). Promotional and other allowances were $35.8 million for the three-months ended June 30, 2007, an increase of $9.7 million or 37.3% higher than promotional and other allowances of $26.1 million for the three-months ended June 30, 2006. Promotional and other allowances as a percentage of gross sales decreased to 12.8% from 14.3% for the three-months ended June 30, 2007 and 2006, respectively. As a result, the percentage increase in gross sales for the three-months ended June 30, 2007 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. For the three-months ended June 30, 2007, net sales were $244.8 million, an increase of approximately $88.7 million or 56.9% higher than net sales of $156.0 million for the three-months ended June 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® Assault™ energy drinks (introduced in September 2004) and Monster Energy® Khaos™ energy drinks (introduced in August 2005), as well as certain new products such as Java Monster™ brand non carbonated dairy based coffee drinks and Monster M-80™ energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of  Unbound Energy® energy drinks and Rumba™ brand energy juice.

Case sales, in 192-ounce case equivalents, were 26.9 million cases for the three-months ended June 30, 2007, an increase of 7.8 million cases or 40.8% higher than case sales of 19.1 million cases for the three-months ended June 30, 2006. The overall average net sales price per case increased to $9.08 for the three-months ended June 30, 2007 or 11.4% higher than the average net sales price per case of $8.15 for the three-months ended June 30, 2006. The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $220.4 million for the three-months ended June 30, 2007, an increase of approximately $88.4 million or 67.0% higher than net sales of $132.0 million for the three-months ended June 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks as well as Monster Energy® Khaos™ energy drinks. To a lesser extent, the increase in net sales was attributable to sales by volume of Java Monster™ brand non carbonated dairy based coffee drinks and Monster M-80™ energy drinks.

Net sales for the Warehouse segment were $24.3 million for the three-months ended June 30, 2007, an increase of approximately $0.3 million or 1.1% higher than net sales of $24.0 million for the three-months ended June 30, 2006. The increase in net sales was primarily attributable toincreased sales by volume of aseptic juice drinks and Junior Juice® aseptic juices. The increase in net sales was partially offset by decreased sales by volume primarily of iced teas.

Gross Profit.*** Gross profit was $128.3 million for the three-months ended June 30, 2007, an increase of approximately $47.3 million or 58.4% higher than the gross profit of $81.0 million for the three-months ended June 30, 2006. Gross profit as a percentage of net sales increased slightly to 52.4% for 2007 from 51.9% for 2006. Increases in sales volumes contributed to an increase in gross profit dollars. The increase in gross profit as a percentage of net sales was primarily due to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. Such increase in gross profit as a percentage of net sales was partially offset by an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. The increase in gross profit as a percentage of net sales was also partially offset by an increase in certain freight-in costs due to the addition of new co-packers and warehouses and an increase in the cost of certain raw materials including certain sweeteners, PET, aluminum cans and certain juice concentrates.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses. Total operating expenses were $66.8 million for the three-months ended June 30, 2007, an increase of approximately $31.6 million or 89.7% higher than total operating expenses of $35.2 million for the three-months ended June 30, 2006. Total operating expenses as a percentage of net sales increased to 27.3% for the three-months ended June 30, 2007 from 22.6% for the three-months ended June 30, 2006. The increase in operating expenses was partially attributable to increased expenditures of $8.3 million attributable to the costs associated with terminating existing distributors, increased expenditures of $4.8 million for sponsorships and endorsements, increased expenditures of $4.1 million for professional services costs, including legal and accounting fees, increased expenditures of $3.5 million for commissions and royalties, increased out-bound freight and warehouse costs of $2.5 million primarily due to increased volumes of shipments and an increase in payroll expenses of $2.1 million. Included in legal and accounting fees are costs of $4.2 million relating to our special investigation of stock option grants. Total operating expenses, exclusive of increased expenditures of $8.3 million attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $4.2 million relating to our special investigation of stock option grants, as a percentage of net sales were 22.2% for the three-months ended June 30, 2007 as compared to 22.6% for the three-months ended June 30, 2006.

Contribution Margin. Contribution margin for the DSD segment was $75.0 million for the three-months ended June 30, 2007, an increase of approximately $24.0 million or 47.1% higher than contribution margin of $51.0 million for the three-months ended June 30, 2006. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of

Monster Energy® brand energy drinks. Contribution margin for the Warehouse segment was $1.0 million for 2007, a decrease of approximately $0.7 million or 42.7% lower than contribution margin of $1.7 million for 2006. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of increased costs of raw materials and production.

Operating Income. Operating income was $61.4 million for the three-months ended June 30, 2007, an increase of approximately $15.7 million or 34.3% higher than operating income of $45.8 million for the three-months ended June 30, 2006. Operating income as a percentage of net sales decreased to 25.1% for 2007 from 29.3% for 2006. The increase in operating income was primarily due to an increase in gross profit of $47.3 million. The decrease in operating income as a percentage of net sales was primarily attributable to increased operating expenses, which in turn were primarily due to increased expenditures of $8.3 million attributable to the costs associated with terminating existing distributors and expenditures of $4.2 million relating to our special investigation of stock option grants. Operating income, exclusive of increased expenditures of $8.3 million attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $4.2 million relating to our special investigation of stock option grants, as a percentage of net sales, was 30.2% for the three-months ended June 30, 2007 as compared to 29.3% for the three-months ended June 30, 2006.

Interest Income, net. Net interest income was $1.8 million for the three-months ended June 30, 2007, an increase of $0.9 million from net interest income of $0.9 million for the three-months ended June 30, 2006. The increase in net interest income was primarily attributable to increased interest revenue earned on our invested cash balances which have increased significantly over the prior three-month period.

Provision for Income Taxes. Provision for income taxes for the three-months ended June 30, 2007 was $24.9 million, as compared to provision for income taxes of $18.4 million for the three-months ended June 30, 2006. The effective combined federal and state tax rate for the three-months ended June 30, 2007 was 39.4%, which was lower than the effective tax rate of 39.5% for the three-months ended June 30, 2006. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a decrease in state taxes due to the apportionment of sales to various states outside of California which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which we received no tax benefit.

Net Income. Net income was $38.3 million for the three-months ended June 30, 2007, an increase of $10.1 million or 35.9% higher than net income of $28.2 million for the three-months ended June 30, 2006. The increase in net income was primarily attributable to an increase in gross profit of $47.3 million and, to a lesser extent, an increase in net interest income of approximately $0.9 million. This was partially offset by an increase in operating expenses of $31.6 million and an increase in provision for income taxes of $6.4 million. Net income, exclusive of increased expenditures of $8.3 million attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $4.2 million relating to our special investigation of stock option grants was $50.9 million for the three-months ended June 30, 2007, an increase of $22.7 million or 80.5% higher than net income of $28.2 million for the three-months ended June 30, 2006.

Results of Operations for the Six-Months Ended June 30, 2007 Compared to the Six-Months Ended June 30, 2006

Segment Reclassification. Hansen’s® energy drinks, which were previously reported in the DSD segment, are now reported in the Warehouse segment. The comparable figures for such products for the six-months ended June 30, 2006 as previously reported, have been recast to reflect the above reclassification. (See also Part I, Item 1. Note 12 to our Condensed Consolidated Financial Statements contained in this Form 10-Q).

Gross Sales.* For the six-months ended June 30, 2007 gross sales were $470.7 million, an increase of approximately $150.7 million or 47.1% higher than gross sales of $320.0 million for the six-months ended June 30, 2006. The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as certain new products such as Java Monster™ brand non carbonated dairy based coffee drinks and Monster M-80™ energy drinks. To a lesser extent, the increase in gross sales was attributable to increased sales by volume of Unbound Energy® energy drinks and Rumba™ brand energy juice. Promotional and other allowances were $60.0 million for the six-months ended June 30, 2007, an increase of $15.8 million or 35.9% higher than promotional and other allowances of $44.2 million for the six-months ended June 30, 2006. Promotional and other allowances as a percentage of gross sales decreased to 12.7% from 13.8% for the six-months ended June 30, 2007 and 2006, respectively. As a result, the percentage increase in gross sales for the six-months ended June 30, 2007 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. For the six-months ended June 30, 2007, net sales were $410.6 million, an increase of approximately $134.8 million or 48.9% higher than net sales of $275.8 million for the six-months ended June 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks and Monster Energy® Khaos™ energy drinks, as well as certain new products such as Java Monster™ brand non carbonated dairy based coffee drinks and Monster M-80™ energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of  Unbound Energy® energy drinks and Rumba™ brand energy juice. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks (introduced in January 2004).

Case sales, in 192-ounce case equivalents, were 46.3 million cases for the six-months ended June 30, 2007, an increase of 12.2 million cases or 35.9% higher than case sales of 34.1 million cases for the six-months ended June 30, 2006. The overall average net sales price per case increased to $8.86 for the six-months ended June 30, 2007 or 9.5% higher than the average net sales price per case of $8.09 for the six-months ended June 30, 2006. The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $363.7 million for the six-months ended June 30, 2007, an increase of approximately $132.9 million or 57.6% higher than net sales of $230.9 million for the six-months ended June 30, 2006. The increase in net sales was primarily attributable toincreased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks as well as

Monster Energy® Khaos™ energy drinks. To a lesser extent, the increase in net sales was attributable to sales by volume of Java Monster™ brand non carbonated dairy based coffee drinks, Monster M-80™ energy drinks and Unbound Energy® energy drinks, as well as increased sales by volume of Rumba™ brand energy juice. The increase in net sales was partially offset by decreased sales by volume primarily of Lost Energy® drinks.

Net sales for the Warehouse segment were $46.9 million for the six-months ended June 30, 2007, an increase of approximately $2.0 million or 4.4% higher than net sales of $44.9 million for the six-months ended June 30, 2006. The increase in net sales was primarily attributable toincreased sales by volume of aseptic juice drinks, iced teas and Junior Juice® aseptic juices. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® fruit juice smoothies, Hansen’s® energy drinks and apple juice.

Gross Profit.*** Gross profit was $213.9 million for the six-months ended June 30, 2007, an increase of approximately $69.9 million or 48.5% higher than the gross profit of $144.0 million for the six-months ended June 30, 2006. Gross profit as a percentage of net sales decreased slightly to 52.1% for 2007 from 52.2% for 2006. Increases in sales volumes contributed to an increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. The decrease in gross profit as a percentage of net sales was also attributable to an increase in certain freight-in costs due to the addition of new co-packers and warehouses and an increase in the cost of certain raw materials including certain sweeteners, PET, aluminum cans and certain juice concentrates.

***Gross profit – see definition

Operating Expenses. Total operating expenses were $120.6 million for the six-months ended June 30, 2007, an increase of approximately $57.2 million or 90.1% higher than total operating expenses of $63.4 million for the six-months ended June 30, 2006. Total operating expenses as a percentage of net sales increased to 29.4% for the six-months ended June 30, 2007 from 23.0% for the six-months ended June 30, 2006. The increase in operating expenses was partially attributable to increased expenditures of $14.4 million attributable to the costs associated with terminating existing distributors, increased expenditures of $11.3 million for professional services costs, including legal and accounting fees, increased expenditures of $8.1 million for sponsorships and endorsements, increased expenditures of $5.0 million for commissions and royalties, increased out-bound freight and warehouse costs of $4.4 million primarily due to increased volumes of shipments and an increase in payroll expenses of $4.2 million. Included in legal and accounting fees are costs of $10.9 million relating to our special investigation of stock option grants. Total operating expenses, exclusive of increased expenditures of $14.4 million attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $10.9 million relating to our special investigation of stock option grants, as a percentage of net sales, were 23.2% for the six-months ended June 30, 2007 as compared to 23.0% for the six-months ended June 30, 2006.

Contribution Margin. Contribution margin for the DSD segment was $122.3 million for the six-months ended June 30, 2007, an increase of approximately $31.3 million or 34.5% higher than contribution margin of $90.9 million for the six-months ended June 30, 2006. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of

Monster Energy® brand energy drinks. Contribution margin for the Warehouse segment was $1.7 million for 2007, a decrease of approximately $1.8 million or 51.8% lower than contribution margin of $3.5 million for 2006. The decrease in the contribution margin for the Warehouse segment was primarily attributable to reduction in gross margin as a result of increased costs of raw materials and production.

Operating Income. Operating income was $93.3 million for the six-months ended June 30, 2007, an increase of approximately $12.8 million or 15.8% higher than operating income of $80.6 million for the six-months ended June 30, 2006. Operating income as a percentage of net sales decreased to 22.7% for 2007 from 29.2% for 2006. The increase in operating income was primarily due to an increase in gross profit of $69.9 million. The decrease in operating income as a percentage of net sales was primarily attributable to increased operating expenses, which in turn were primarily due to increased expenditures of $14.4 million attributable to the costs associated with terminating existing distributors and expenditures of $10.9 million relating to our special investigation of stock option grants. Operating income, exclusive of increased expenditures of $14.4 million attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $10.9 million relating to our special investigation of stock option grants, as a percentage of net sales, was 28.9% for the six-months ended June 30, 2007 as compared to 29.2% for the six-months ended June 30, 2006.

Interest Income, net. Net interest income was $3.3 million for the six-months ended June 30, 2007, an increase of $1.7 million from net interest income of $1.6 million for the six-months ended June 30, 2006. The increase in net interest income was primarily attributable to increased interest revenue earned on our invested cash balances which have increased significantly over the prior six-month period.

Provision for Income Taxes. Provision for income taxes for the six-months ended June 30, 2007 was $38.1 million, as compared to provision for income taxes of $32.9 million for the six-months ended June 30, 2006. The effective combined federal and state tax rate for the six-months ended June 30, 2007 was 39.4%, which was lower than the effective tax rate of 40.0% for the six-months ended June 30, 2006. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a decrease in state taxes due to the apportionment of sales to various states outside of California which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which we received no tax benefit.

Net Income. Net income was $58.5 million for the six-months ended June 30, 2007, an increase of $9.2 million or 18.7% higher than net income of $49.3 million for the six-months ended June 30, 2006. The increase in net income was primarily attributable to an increase in gross profit of $69.9 million and, to a lesser extent, an increase in net interest income of approximately $1.7 million. This was partially offset by an increase in operating expenses of $57.0 million and an increase in provision for income taxes of $5.2 million. Net income, exclusive of increased expenditures of $14.4 million attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $10.9 million relating to our special investigation of stock option grants was $83.8 million for the six-months ended June 30, 2007, an increase of $34.5 million or 70.0% higher than net income of $49.3 million for the three-months ended June 30, 2006.

Liquidity and Capital Resources

Cash flows provided by operating activities –Net cash provided by operating activities was $52.1 million for the six-months ended June 30, 2007, as compared to $24.8 million in the comparable period in 2006. For the six-months ended June 30, 2007, cash provided by operating activities was primarily attributable to net income earned of $58.5 million and adjustments for certain non-cash expenses consisting of $4.2 million of share-based compensation and $0.9 million of depreciation and other amortization. For the six-months ended June 30, 2007, cash provided by operating activities also increased due to a $57.5 million increase in accounts payable, an $18.9 million increase in deferred revenue and a $6.2 million increase in income taxes payable. For the six-months ended June 30, 2007, cash provided by operating activities was reduced due to a $57.5 million increase in accounts receivable, a $10.5 million increase in inventories, a $5.6 million increase in prepaid expenses and other assets and a $2.2 million decrease in customer deposit liabilities. The increase in accounts receivable was attributable to increased sales volumes, as well as to increased sales to certain classes of customers who have longer payment terms.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Cash flows used in investing activities – Net cash used in investing activities was $44.6 million for the six-months ended June 30, 2007, as compared to $86.3 in the comparable period in 2006. For the six-months ended June 30, 2007, cash used in investing activities was primarily attributable to purchases of short-term investments, particularly available-for-sale investments, and to a lesser extent by additions to trademarks. Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, coolers, as well as certain leasehold improvements. Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows provided by financing activities – Net cash provided by financing activities was $12.8 million for the six-months ended June 30, 2007, as compared to net cash provided by financing activities of $18.8 million for the comparable period in 2006. For the six-months ended June 30, 2007, cash provided by financing activities was primarily attributable to a $9.3 million tax benefit in connection with the exercise of certain stock options and proceeds of $3.9 million received from the issuance of common stock in connection with the exercise of certain stock options.

Debt and other obligations – HBC has entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million non-collateralized debt.

The revolving line of credit is effective through June 1, 2008. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. We had no outstanding borrowings on this line of credit at June 30, 2007. Comerica has issued letters of credit on behalf of the Company totaling $0.7 million under this credit facility.

The terms of our line of credit contain certain financial covenants, including certain financial ratios. We were in compliance with our covenants at June 30, 2007.

Under the terms of our credit facility, if any event of default occurs for any reason, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable and exercise rights and remedies available to them, including instituting legal proceedings.

Commitments – Purchase obligations represent commitments made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products.

The following represents a summary of our contractual obligations and related scheduled maturities as of June 30, 2007:

		Payments Due by Period
Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Contractual Obligations	$27,099	$14,891	$12,208	$-	$-
Capital Leases	590	590	-	-	-
Operating Leases	25,451	3,740	6,270	4,554	10,887
Purchase Commitments	13,550	13,550	-
	$66,690	$32,771	$18,478	$4,554	$10,887

In addition to the above obligations, pursuant to a can supply agreement entered into with Rexam, dated as of January 1, 2006, as amended, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Under the terms of the agreement, if we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rata basis. Our maximum liability under this agreement is $7.7 million, subject to compliance by Rexam with certain conditions.

Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $10.0 million through June 2008. However, future business opportunities may cause a change in this estimate.

In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space will replace our existing warehouse and distribution space located in Corona, California. We have sublet in excess of 50% of our existing office, warehouse and distribution space for the remainder of that lease term which expires in October 2010.

In October 2006, we also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the newly leased warehouse and distribution space in Corona, California and will be used to construct a new office building which will replace our existing office space. In the interim, we will relocate our corporate offices in September 2007 to newly leased offices located at 550 Monica Circle, Corona, CA 92880.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2007 and 2006, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage. Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us. Sales of Fizzit™ powdered drink mixes are expressed in actual cases.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of our products expands outside of California. Our experience with our energy drink products suggests that they are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes and/or increases in advertising and promotional expenses.

(In thousands, except average price per case)	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net sales	$244,763	$156,037	$410,615	$275,783
Case sales (192-ounce case equivalents)	26,950	19,136	46,345	34,110
Average price per case	$9.08	$8.15	$8.86	$8.09

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”),which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect of adopting SFAS No. 157 on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No.  115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No.159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our condensed consolidated financial statements.

Inflation

We do not believe that inflation has a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made in this report, including certain statements made in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company’s existing credit facility, among other things. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside the control of the Company, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	Any proceedings which may be brought against the Company by the SEC or other governmental agencies;
•

The outcome of the shareholder derivative actions and shareholders securities litigation filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to stock option grants and related matters;

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
•

Laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company’s products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state regulatory agencies;

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

•

The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, 16-ounce cans and/or 24-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water®, Energade®, Monster Energy®, Lost® Energy™ drinks, Joker Mad Energy™ energy drinks and Unbound Energy® energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce cans, Rumba™ energy juice in 16-ounce cans, Java Monster™ brand non carbonated dairy based coffee drinks in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, sparkling orangeades and lemonades and apple cider in glass bottles and other products;

•	Loss of the Company’s intellectual property rights;
•	Failure to retain the full-time services of senior management of the Company, and inability to immediately find suitable replacements;
•	Volatility of stock prices which may restrict sales or other opportunities;
•	Provisions in the Company’s organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	Exposure to significant liabilities due to litigation or legal proceedings.

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the SEC is not exhaustive. See the section entitled “Risk Factors” in our Form 10-K for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

At June 30, 2007, the Company’s debt consisted of amounts owed in connection with certain fixed-rate capital leases. There have been no significant changes to the Company’s exposure to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2006, HBC filed a lawsuit against Rockstar, Inc., Rockstar Beverage Corporation and Rockstar Brewing Company, Inc., all Nevada corporations (collectively “Rockstar”) for false designation of origin, trademark infringement, unfair competition, deceptive trade practices and unfair competition, seeking an injunction and damages based on Rockstar’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with its alcoholic energy beverage known as “Rockstar 21.” On June 15, 2007, the parties entered into a confidential settlement agreement and dismissed the action.

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation. National has since repudiated the settlement agreement and HBC has responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement. A hearing on HBC’s motion to enforce the settlement agreement is scheduled for August 13, 2007.

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs. The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs. The trial took place in February and closing oral submissions took place in June 2007. The Judge has not rendered his decision in the case to date.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. In late June, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit. Appellant’s opening brief is due September 10, 2007, and appellees’ answering brief is due October 10, 2007. No oral argument has been set to date.

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

On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed. On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) and, on July 24, 2007, the Company and the individual defendants’ moved to dismiss the complaint. By stipulation that was so ordered by the Court on July 21, 2007, the parties agreed to the terms of a stay of discovery pending the disposition of defendants’ motion to dismiss the complaint.

On April 11, 2007, plaintiffs in the Federal Derivative Action filed an application for a temporary restraining order and preliminary injunction seeking to prevent an April 20, 2007, shareholders meeting and alleged violation of federal laws relating to proxy statements. On April 16, 2007, the District Court denied plaintiffs’ application for a temporary restraining order and sua sponte ordered plaintiffs to show cause why sanctions should not be issued against plaintiffs’ law firm for the filing of a frivolous motion. On May 30, 2007, the District Court, while noting that it still found that plaintiffs’ application for a temporary restraining order “bordered on the frivolous,” declined to impose sanctions against plaintiffs’ law firm. On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint and, on June 11, 2007, the Company and the individual defendants’ moved to dismiss the consolidated complaint.

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

The consolidated class action complaint supersedes all previously filed class action complaints and is the operative complaint to which the Company must respond. Lead Plaintiff alleges, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiffs seek an unspecified amount of damages. On June 25, 2007, the Company and the individual defendants’ moved to dismiss the consolidated class action complaint.

Based on the allegations contained in the consolidated class action complaint, the Company believes that Plaintiffs’ claims are without merit, and the Company intends to vigorously defend against the lawsuit. However, the ultimate outcome of this matter cannot be predicted with certainty.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*	Business Loan Agreement between Hansen Beverage Company and Comerica Bank

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

Registrant

Date: August 9, 2007	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer