Form 10-Q
period 2007-09-30
HANSEN NATURAL CORP
filed 2007-11-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Monica Circle, Suite 201

Corona, California 92880

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

Yes ___ No _X__

The Registrant had 92,266,100 shares of common stock, par value $0.005 per share, outstanding as of October 25, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2007

INDEX

Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of

September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Income for the

Three- and Nine-Months Ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows for the

Nine-Months Ended September 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures	46

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(In Thousands, Except Share Amounts) (Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,074	$35,129
Short-term investments	196,371	101,667
Accounts receivable, net	90,046	54,624
Inventories	94,025	77,013
Prepaid expenses and other current assets	5,425	771
Prepaid income taxes	9,210	-
Deferred income taxes	7,049	5,953
Total current assets	461,200	275,157
PROPERTY AND EQUIPMENT, net	8,404	5,565
DEFERRED INCOME TAXES	13,537	5,001
INTANGIBLES, net	23,922	21,202
OTHER ASSETS	1,227	1,447
	$508,290	$308,372
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,201	$34,362
Accrued liabilities	5,987	9,465
Accrued distributor terminations	5,784	7,024
Customer deposit liabilities	-	3,324
Accrued compensation	4,177	4,378
Current portion of long-term debt	670	299
Income taxes payable	-	3,991
Total current liabilities	97,819	62,843
LONG-TERM DEBT, less current portion	-	4
DEFERRED REVENUE	40,188	20,441
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 95,311,190 shares issued and 92,654,128 outstanding as of September 30, 2007; 92,713,212 shares issued and 90,059,124 outstanding as of December 31, 2006	477	464
Additional paid-in capital	89,900	48,892
Retained earnings	308,548	204,242
Common stock in treasury, at cost; 2,657,062 shares as of September 30, 2007 and 2,654,088 shares as of December 31, 2006	(28,642)	(28,514)
Total stockholders' equity	370,283	225,084
	$508,290	$308,372
See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2007	2006	2007	2006

NET SALES	$247,211	$178,647	$657,826	$454,430

COST OF SALES	118,829	86,463	315,555	218,258

GROSS PROFIT	128,382	92,184	342,271	236,172

OPERATING EXPENSES	55,002	49,842	175,559	113,249

OPERATING INCOME	73,380	42,342	166,712	122,923

INTEREST INCOME, net	2,161	1,047	5,439	2,620

INCOME BEFORE PROVISION FOR INCOME TAXES	75,541	43,389	172,151	125,543

PROVISION FOR INCOME TAXES	29,744	16,932	67,845	49,795

NET INCOME	$45,797	$26,457	$104,306	$75,748

NET INCOME PER COMMON SHARE:
Basic	$0.50	$0.29	$1.15	$0.84
Diluted	$0.46	$0.27	$1.06	$0.77

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	91,572	90,509	90,589	89,897
Diluted	98,895	98,839	98,586	98,778

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,306	$75,748
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and other amortization	1,530	1,156
Loss on disposal of property and equipment	25	18
Stock-based compensation	6,348	6,519
Deferred income taxes	(9,632)	(6,220)
Tax benefit from exercise of stock options	(27,332)	(17,109)
Provision for doubtful accounts	159	6
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(35,581)	(40,171)
Inventories	(17,012)	(49,283)
Prepaid expenses and other current assets	(4,654)	(819)
Prepaid income taxes	(9,210)	638
Accounts payable	46,310	36,936
Accrued liabilities	(3,478)	10,949
Accrued distributor terminations	(1,240)	-
Customer deposit liabilities	(3,324)	6,224
Accrued compensation	(201)	(744)
Income taxes payable	23,341	28,534
Deferred revenue	19,747	12,176
Net cash provided by operating activities	90,102	64,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	3,528	18,407
Sales of available-for-sale investments	93,878	91,720
Purchases of held-to-maturity investments	-	(23,852)
Purchases of available-for-sale investments	(192,110)	(157,113)
Purchases of property and equipment	(2,995)	(2,444)
Proceeds from sale of property and equipment	257	127
Additions to trademarks	(2,762)	(1,147)
Decrease (increase) in other assets	104	(174)
Net cash used in investing activities	(100,100)	(74,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(602)	(924)
Tax benefit from exercise of stock options	27,332	17,109
Issuance of common stock	7,213	3,712
Purchases of common stock held in treasury	-	(27,699)
Net cash provided by (used in) financing activities	33,943	(7,802)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	23,945	(17,720)
CASH AND CASH EQUIVALENTS, beginning of period	35,129	61,654
CASH AND CASH EQUIVALENTS, end of period	$59,074	$43,934
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$33	$41
Income taxes	$63,436	$26,841

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $969 and $900 for the nine-months ended September 30, 2007 and 2006, respectively.

The Company purchased $529 of property, plant and equipment which was included in accounts payable as of September 30, 2007.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Reference is made to the Notes to Consolidated Financial Statements, in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”), for a summary of significant accounting policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”) and Monster LDA Company (“MLDA”), formerly known as Hard e Beverage Company (“HEB”) and previously known as Hard Energy Company and as CVI Ventures, Inc., and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”). HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2007 and 2006 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Stock Split and Amendment of Articles of Incorporation – On June 1, 2006, the Company, after stockholder approval, increased the number of authorized shares of common stock to 120,000,000. On June 7, 2006, the Board of Directors approved a four-for-one stock split of the Company’s common stock which was effected in the form of a 300% stock dividend. The accompanying condensed consolidated financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock. All share and per share amounts have been recast to reflect the stock split.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, ownership of and title to the Company’s products passes to customers upon delivery of the products to customers. In certain cases, certain of the Company’s distributors may also perform a separate function as a copacker on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are copacked on the Company’s behalf by those copackers who are also distributors, passes to the distributors when the Company is notified by such distributors that they have taken transfer or possession of the relevant portion of the Company’s finished goods.

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

Amounts paid to the Company by newly appointed Anheuser-Busch Distributors (the “AB Distributors”) for the costs of terminating certain of the Company’s prior distributors are accounted for as deferred revenue and are recognized in net sales ratably over the anticipated 20-year life of the respective Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) (see Note 13).

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

The Company classifies investments in debt securities in one of two categories: held-to-maturity or available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. All other securities not included in the held-to-maturity category are classified as available-for-sale. No securities are held for speculative or trading purposes.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Held-to-maturity securities are recorded at amortized cost which approximates fair market value. A decline in the market value of any held-to-maturity security below cost, that is deemed other than temporary, results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. The Company evaluates whether the decline in fair value of its investments is other than temporary at each quarter-end. This evaluation consists of a review by management of market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition. Realized and unrealized gains and losses were not material in any periods presented.

Amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity short-term investments at September 30, 2007 and December 31, 2006 are as follows:

September 30, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months
Held-to-maturity
Municipal bonds	$-	$-	$-	$-	$-
	-	-	-	-	-
Available-for-sale
Municipal bonds	196,371	-	-	196,371	-
	196,371	-	-	196,371	-

	$196,371	$-	$-	$196,371	$-

December 31, 2006	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position Less than 12 Months
Held-to-maturity
Municipal bonds	$3,528	$10	$-	$3,538	$-
	3,528	10	-	3,538	-
Available-for-sale
Municipal bonds	94,128	3	4	94,127	4
Corporate bonds	4,011	-	4	4,007	4
	98,139	3	8	98,134	8

	$101,667	$13	$8	$101,672	$8

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.	INVENTORIES

Inventories consist of the following at:

	September 30, 2007	December 31, 2006
Raw materials	$24,854	$20,488
Finished goods	69,171	56,525
	$94,025	$77,013

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2007	December 31, 2006
Leasehold improvements	$1,827	$647
Furniture and office equipment	3,818	2,191
Equipment	1,937	1,941
Vehicles	5,061	3,797
	12,643	8,576
Less: accumulated depreciation and amortization	(4,239)	(3,011)
	$8,404	$5,565

6.	INTANGIBLES

Intangibles consist of the following at:

	September 30, 2007	December 31, 2006
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(387)	(345)
	782	824
Non-amortizing trademarks	23,140	20,378
	$23,922	$21,202

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Amortization expense recorded was $ 0.01 million for both the three-months ended September 30, 2007 and 2006, respectively and was $0.04 million for both the nine-months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, future estimated amortization expense related to amortizing trademarks through September 30, 2012 is approximately $0.05 million per year.

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

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three- and nine-months ended September 30, 2007 and 2006 is presented below:

	Three-Months Ended		Nine-Months Ended
(In Thousands)	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average shares outstanding:
Basic	91,572	90,509	90,589	89,897
Dilutive securities	7,323	8,330	7,997	8,881
Diluted	98,895	98,839	98,586	98,778

For the three-months ended September 30, 2007 and 2006, options outstanding totaling 0.27 million and 0.04 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2007 and 2006, options outstanding totaling 0.18 million and 0.04 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $12.4 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms and are due within the next twelve months.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009. Under the terms of the agreement, if the Company fails to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis. The Company’s maximum liability under this agreement is $7.3 million subject to compliance by Rexam with certain conditions.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Facilities Commitments - In October 2006, the Company entered into a lease agreement pursuant to which it leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space replaced the Company’s existing warehouse and distribution space located in Corona, California. The Company has sublet in excess of 50% of its previous office, warehouse and distribution space for the remainder of that lease term which expires in October 2010.

In October 2006, the Company also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the newly leased warehouse and distribution space in Corona, California. The Company is reviewing the feasibility of constructing a new office building on such land, which will replace the Company’s existing office space. In the interim, the Company has relocated its corporate offices in September 2007 to newly leased offices located at 550 Monica Circle, Suite 201, Corona, CA 92880.

Litigation – In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation. National subsequently repudiated the settlement agreement and HBC responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement. On August 14, 2007, the United States District Court entered an Order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction. National filed a notice of appeal with the Ninth Circuit Court of Appeals of the United States. National requested the District Court to stay this Order pending its appeal to the Court of Appeals for the Ninth Circuit, which was subsequently denied by the District Court. The Ninth Circuit Court of Appeals has not yet docketed National’s appeal.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. In late June, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit. Mr. Chavez, as the appellant, sought an extension to file his opening brief. Mr. Chavez’s brief is now due on November 7, 2007 and Hansen’s response is due December 7, 2007. No oral argument has been set to date.

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

On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed. On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) and, on July 24, 2007, the Company and the individual defendants’ moved to dismiss the complaint. That motion has not been fully briefed or argued before the Court. By stipulation that was so ordered by the Court on July 21, 2007, the parties agreed to the terms of a stay of discovery pending the disposition of defendants’ motion to dismiss the complaint.

On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint and, on June 11, 2007, the Company and the individual defendants’ moved to dismiss the consolidated complaint. That motion has not been fully briefed or argued before the Court.

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

The consolidated class action complaint superseded all previously filed class action complaints and became the operative complaint to which the Company had to respond. Lead Plaintiff alleged, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants (collectively, the "Defendants") made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiff sought an unspecified amount of damages.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On June 25, 2007, the Defendants moved to dismiss the consolidated class action complaint. On October 16, 2007, the District Court granted the Defendants' motions to dismiss the consolidated class action complaint with prejudice and without leave to amend. The Court then entered final judgment in favor of the Defendants.

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

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. Based on its evaluation, the Company has concluded that there are no material uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. Effective upon adoption of FIN 48, the Company adopted the method to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at September 30, 2007.

The Company is evaluating actions it may take with respect to outstanding stock options that were affected by errors during prior periods in relation to Section 409A of the Internal Revenue Code, and any decision to reimburse or compensate employees for the potential inadvertent taxation will be recorded as an expense in the period in which the decision is made.

The Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005 on August 9, 2007. The examination is expected to be completed by October 2008.

11.	STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at September 30, 2007: the 2001 Hansen Natural Corporation Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. Stock options are exercisable at such times and in such amounts as may be determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of September 30, 2007, options to purchase 15,994,600 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 6,005,400 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock. Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Exchange Act. As of September 30, 2007, options to purchase 76,800 shares of the Company’s common stock had been granted and options to purchase 723,200 shares of the Company’s common stock remained available for grant under the 2005 Directors Plan.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $2.2 million and $2.9 million of compensation expense relating to outstanding options during the three-months ended September 30, 2007 and 2006, respectively. The Company recorded $6.3 million and $6.5 million of compensation expense relating to outstanding options during the nine-months ended September 30, 2007 and 2006, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the nine-months ended September 30, 2007 and 2006 using the Black-Scholes-Merton option pricing formula:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Nine-Months Ended September 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	61%	58%
Risk free interest rate	4.8%	4.7%
Expected lives	6 Years	6 Years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine-months ended September 30, 2007 as follows:

Options	Number of Shares (in Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	12,534	$5.18	6.9	$357,583
Granted	230	$39.37
Exercised	(2,598)	$2.83
Cancelled or forfeited	(80)	$0.67
Outstanding at September 30, 2007	10,086	$6.61	6.5	$504,990
Vested and expected to vest in the future at September 30, 2007	9,928	$6.55	6.5	$497,684
Exercisable at September 30, 2007	4,086	$2.92	5.2	$219,640

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2007 and 2006 was $26.89 per share and $25.37 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2007 and 2006 was $23.56 per share and $18.20 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2007 and 2006 was $72.9 million and $11.7 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2007 and 2006 was $110.0 million and $83.3 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2007 and 2006 was approximately $3.3 million and $0.4 million, respectively.  Cash received from option exercises under all plans for the nine-months ended September 30, 2007 and 2006 was approximately $7.2 million and $3.7 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended September 30, 2007 and 2006 was $18.0 million and $1.1 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the nine-months ended September 30, 2007 and 2006 was $27.3 million and $17.3 million, respectively.

At September 30, 2007, total unrecognized compensation expense related to nonvested options granted to both employees and non-employees under the Company’s share-based option plans amounted to $25.1 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended September 30, 2007 and 2006 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended September 30, 2007
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$221,888	$25,323	$-	$247,211
Contribution margin	82,328	1,242	-	83,570
Corporate & unallocated expenses	-	-	(10,190)	(10,190)
Operating income				73,380
Interest income, net	(16)	-	2,177	2,161
Income before provision for income taxes				75,541
Depreciation & amortization	238	8	324	570
Trademark amortization	-	11	3	14

	Three-Months Ended September 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$152,879	$25,768	$-	$178,647
Contribution margin	49,522	1,572	-	51,094
Corporate & unallocated expenses	-	-	(8,752)	(8,752)
Operating income				42,342
Interest income, net	(13)	-	1,060	1,047
Income before provision for income taxes				43,389
Depreciation & amortization	180	8	245	433
Trademark amortization	-	11	3	14

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the applicable segment.

Contribution margin for the DSD division included $0.3 million attributable to the costs associated with terminating existing distributors. Corporate and unallocated expenses were $10.2 million for the three-months ended September 30, 2007 and included $6.7 million of payroll costs, of which $2.2 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $1.8 million attributable to professional service expenses, including legal and accounting fees. Included in legal and accounting fees are costs of $0.1 million (net of $0.8 million insurance reimbursements) in connection with the Company’s special investigation of stock option grants and granting practices, related litigation and other related matters. Corporate and unallocated expenses were $8.7 million for the three-months ended September 30, 2006 and included $5.7 million of payroll costs, of which $2.9 million was attributable to stock based compensation expense and $0.9 million of professional service expenses, including legal and accounting fees. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Two customers made up approximately 15% and 13% respectively, of the Company’s net sales for the three-months ended September 30, 2007. Two customers made up approximately 19% and 12% respectively, of the Company’s net sales for the three-months ended September 30, 2006.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the nine-months ended September 30, 2007 and 2006 are as follows:

	Nine-Months Ended September 30, 2007
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$585,610	$72,216	$-	$657,826
Contribution margin	204,645	2,929	-	207,574
Corporate & unallocated expenses	-	-	(40,862)	(40,862)
Operating income				166,712
Interest income, net	(33)	-	5,472	5,439
Income before provision for income taxes				172,151
Depreciation & amortization	644	24	820	1,488
Trademark amortization	-	33	9	42

	Nine-Months Ended September 30, 2006
	DSD	Warehouse	Corporate & Unallocated	Total
Net sales	$383,745	$70,685	$-	$454,430
Contribution margin	140,456	5,069	-	145,525
Corporate & unallocated expenses	-	-	(22,602)	(22,602)
Operating income				122,923
Interest income, net	(37)	(3)	2,660	2,620
Income before provision for income taxes				125,543
Depreciation & amortization	434	25	655	1,114
Trademark amortization	-	33	9	42

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the applicable segment.

Contribution margin for the DSD division included $15.0 million attributable to the costs associated with terminating existing distributors. Corporate and unallocated expenses were $40.8 million for the nine-months ended September 30, 2007 and included $18.5 million of payroll costs, of which $6.3 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $15.8 million attributable to professional service expenses, including legal and accounting fees. Included in legal and accounting fees are costs of $11.0 million (net of $0.8 million insurance reimbursements) in connection with the Company’s special investigation of stock option grants and granting practices, related litigation and other related matters. Corporate and unallocated expenses were $22.6 million for the nine-months ended September 30, 2006 and included $14.7 million of payroll costs, of which $6.5 million was attributable to stock based

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

compensation expense and $3.0 million of professional service expenses, including legal and accounting fees. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 16% and 13% respectively, of the Company’s net sales for the nine-months ended September 30, 2007. Two customers made up approximately 19% and 11% respectively, of the Company’s net sales for the nine-months ended September 30, 2006.

The Company’s net sales by product line for the three- and nine-months ended September 30, 2007 and 2006, respectively, were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Energy drinks	$222,649	$154,006	$588,599	$387,530
Non-carbonated (primarily juice based beverages)	16,578	17,479	46,856	45,938
Carbonated (primarily soda beverages)	7,984	7,162	22,371	20,962
	$247,211	$178,647	$657,826	$454,430

13.	DISTRIBUTION COORDINATION AGREEMENT

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

Pursuant to the AB Distribution Agreements entered into with newly appointed AB Distributors, non-refundable amounts totaling $1.3 million and $12.3 million were recorded by the Company related to such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors in the three-months ended September 30, 2007 and 2006, respectively. Non-refundable amounts totaling $21.1 million and $12.3 million were recorded by the Company related to such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors in the nine-months ended September 30, 2007 and 2006, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006, and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements. Revenue recognized was $0.5 million and $0.2 million for the three-months ended September 30, 2007 and 2006, respectively. Revenue recognized was $1.4 million and $0.2 million for the nine-months ended September 30, 2007 and 2006, respectively. Related distributor receivables of $8.2 million and $4.5 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

As of December 31, 2006, amounts totaling $3.3 million were received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2006. As of September 30, 2007, there were no amounts received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company.

The Company incurred termination costs amounting to $0.3 million and $9.5 million in aggregate during the three-months ended September 30, 2007 and 2006, respectively, to certain of its prior distributors. The Company incurred termination costs amounting to $15.0 million and $9.8 million in aggregate during the nine-months ended September 30, 2007 and 2006, respectively, to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2007 and 2006. Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006 were $5.8 million and $7.0 million, respectively.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB. Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

14.	RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred in connection with services rendered to the Company during the three-months ended September 30, 2007 and 2006 were $1.2 million and $0.1 million, respectively. Expenses incurred in connection with services rendered to the Company during the nine-months ended September 30, 2007 and 2006 were $4.8 million and $0.5 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2007 and 2006 were $0.09 million and $0.3 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2007 and 2006 were $0.5 million and $0.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices and non-carbonated lightly flavored energy waters under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice. We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

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

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Alan Pflueger Desert Racing Team, Kenny Bernstein Drag Racing Team, extreme sports figures and athletes, sporting events such as the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, motocross, freestyle, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in musical concerts, product demonstrations, food tasting and other related events. Posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

Pursuant to the AB Distribution Agreements entered into with newly appointed AB Distributors, non-refundable amounts totaling $1.3 million and $12.3 million were recorded by us related to such newly appointed AB Distributors for the costs of terminating our prior distributors in the three-months ended September 30, 2007 and 2006, respectively. Non-refundable amounts totaling $21.1 million and $12.3 million were recorded by us related to such newly appointed AB Distributors for the costs of terminating our prior distributors in the nine-months ended September 30, 2007 and 2006, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006, and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements. Revenue recognized was $0.5 million and $0.2 million for the three-months ended September 30, 2007 and 2006, respectively. Revenue recognized was $1.4 million and $0.2 million for the nine-months ended September 30, 2007 and 2006, respectively. Related distributor receivables of $8.2 million and $4.5 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively.

As of December 31, 2006, amounts totaling $3.3 million were received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2006. As of September 30, 2007, there were no amounts received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company.

We incurred termination costs amounting to $0.3 million and $9.5 million in aggregate during the three-months ended September 30, 2007 and 2006, respectively, to certain of our prior distributors. We incurred termination costs amounting to $15.0 million and $9.8 million in aggregate during the nine-months ended September 30, 2007and 2006, respectively, to certain of our prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2007 and 2006. Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006 were $5.8 million and $7.0 million, respectively.

As discussed under Review of Historic Stock Option Granting Practices in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-Q for the quarter ended March 31, 2007, a special committee of our Board of Directors concluded its review of our stock option grants and granting practices. In connection with this review, related litigation and other related matters, we incurred professional service fees of $0.1 million (net of $0.8 million insurance reimbursements) and $11.0 million (net of $0.8 million insurance reimbursements) for the three- and nine-months ended September 30, 2007, respectively.

The following table summarizes the selected items discussed above for the three- and nine-months ended September 30, 2007 and 2006:

	Three-Months Ended			Nine-Months Ended
	September 30,			September 30,
	2007		2006	2007		2006
Deferred Revenue:	(In Thousands)		(In Thousands)	(In Thousands)		(In Thousands)
Receipts from newly appointed Anheuser-Busch distributors	$1,290		$12,326	$21,136		$12,326

Operating Expenses:
Termination payments to prior distributors	$322		$9,492	$15,023		$9,754
Professional fees associated with the review of stock option grants and granting practices, related litigation and other related matters	$95	¹	$-	$11,000	¹	$-

¹net of $0.8 million insurance reimbursements

During the third quarter of 2007, we continued to expand our existing product lines and further develop our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

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

We achieved increased gross sales in the third quarter of 2007 as compared with the third quarter of 2006. The increase in gross sales for the three-months ended September 30, 2007 was primarily attributable to increased sales volumes of certain of our existing products, particularly our Monster Energy® brand energy drinks and to sales by volume of our Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007). The percentage increase in gross sales was lower than the percentage increase in net sales primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 12.7% to 11.0%. The actual amount of promotional and other allowances increased to $30.6 million from $26.0 million for the three-months ended September 30, 2007 and 2006, respectively.*

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income.*

During the three-months ended September 30, 2007, gross sales shipped outside of California represented 71.2% of our gross sales, as compared to 68.0% for the comparable period in 2006. During the nine-months ended September 30, 2007, gross sales shipped outside of California represented 71.2% of our gross sales, as compared to 67.6% for the comparable period in 2006. During the three-months ended September 30, 2007, gross sales to distributors outside the United States amounted to $10.8 million, as compared to $5.0 million for the three-months ended September 30, 2006. Such sales were approximately 3.9% of gross sales for the three-months ended September 30, 2007 and approximately 2.4% of gross sales for the comparable period in 2006. During the nine-months ended September 30, 2007, gross sales to distributors outside the United States amounted to $29.9 million, as compared to $13.6 million for the nine-months ended September 30, 2006. Such sales were approximately 4.0% of gross sales for the nine-months ended September 30, 2007 and approximately 2.6% of gross sales for the comparable period in 2006.*

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for 2007 and 2006 are reflected below. The allocations below reflect changes made by us to the categories historically reported.*

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Retail grocery, specialty chains and wholesalers	8%	10%	9%	12%

Club stores, drug chains and mass merchandisers	16%	14%	15%	13%

Full service distributors	72%	70%	72%	70%
Health food distributors	2%	2%	2%	2%
Other	2%	4%	2%	3%

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

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Costco, Kroger, Safeway and Albertsons. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 16% and 19% of our net sales for the nine-months ended September 30, 2007 and 2006, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 13% and 11% of the our net sales for the nine-months ended September 30, 2007 and 2006, respectively.

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

In October 2006, we acquired the Unbound Energy® trademark and assumed the production, marketing and sale of Unbound Energy® energy drinks in 16-ounce cans. We subsequently introduced lo-carb and juice versions of this brand in 16-ounce cans.

During 2004, we concluded exclusive contracts with the California Department of Health Services, Women, Infants and Children Supplemental Nutrition Branch, to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The contracts commenced on July 12, 2004 and will expire in July 2008.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

As a result of the late filing of our 10-Q for the quarter ended September 30, 2006, our Form 10-K for the fiscal year ended December 31, 2006, and our 10-Q for the three-months ended March 31, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have been current in our reporting obligations for a period of approximately one year. We expect to be eligible to register our securities on Form S-3 after July 1, 2008. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. However, we are still eligible to register our securities on Form S-1. If we fail to timely file a future periodic report with the Securities and Exchange Commission (“SEC”) and our stock was to be delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2007 and 2006, respectively.

	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2007	2006	07 vs. 06	2007	2006	07 vs. 06
Gross sales, net of discounts & returns*	$277,845	$204,627	35.8%	$748,496	$524,577	42.7%
Less: Promotional and other allowances**	30,634	25,980	17.9%	90,670	70,147	29.3%
Net sales	247,211	178,647	38.4%	657,826	454,430	44.8%
Cost of sales	118,829	86,463	37.4%	315,555	218,258	44.6%
Gross profit***	128,382	92,184	39.3%	342,271	236,172	44.9%
Gross profit margin as a percentage of net sales	51.9%	51.6%		52.0%	52.0%
Operating expenses	55,002	49,842	10.4%	175,559	113,249	55.0%
Operating expenses as a percentage of net sales	22.2%	27.9%		26.7%	24.9%
Operating income	73,380	42,342	73.3%	166,712	122,923	35.6%
Operating income as a percentage of net sales	29.7%	23.7%		25.3%	27.0%

Interest income, net	2,161	1,047	106.4%	5,439	2,620	107.6%
Income before provision for income taxes	75,541	43,389	74.1%	172,151	125,543	37.1%

Provision for income taxes	29,744	16,932	75.7%	67,845	49,795	36.2%
Effective tax rate	39.4%	39.0%		39.4%	39.7%

Net income	$45,797	$26,457	73.1%	$104,306	$75,748	37.7%
Net income as a percentage of net sales	18.5%	14.8%		15.9%	16.7%

Net income per common share:
Basic	$0.50	$0.29		$1.15	$0.84
Diluted	$0.46	$0.27		$1.06	$0.77

Case sales (in thousands) (in 192-ounce case equivalents)
	26,450	21,176	24.9%	72,796	55,286	31.7%

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

Results of Operations for the Three-Months Ended September 30, 2007 Compared to the Three-Months Ended September 30, 2006

Gross Sales.* For the three-months ended September 30, 2007, gross sales were $277.8 million, an increase of approximately $73.2 million or 35.8% higher than gross sales of $204.6 million for the three-months ended September 30, 2006. The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® Assault™ energy drinks (introduced in September 2004) and Monster Energy® Khaos™ energy drinks (introduced in August 2005), as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007) and Monster M-80™ energy drinks (introduced in March 2007). To a lesser extent, the increase in gross sales was attributable to increased sales by volume of apple juice and juice blends. The increase in gross sales was partially offset by decreased sales by volume of Lost Energy® drinks (introduced in January 2004), iced teas, Joker Mad Energy™ drinks (introduced in January 2005) and Ace™ energy drinks (introduced in August 2006). Changes in pricing did not have a material impact on the increase in gross sales for the three-months ended September 30, 2007. Promotional and other allowances were $30.6 million for the three-months ended September 30, 2007, an increase of $4.7 million or 17.9% higher than promotional and other allowances of $26.0 million for the three-months ended September 30, 2006. Promotional and other allowances as a percentage of gross sales decreased to 11.0% from 12.7% for the three-months ended September 30, 2007 and 2006, respectively. As a result, the percentage increase in gross sales for the three-months ended September 30, 2007 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. For the three-months ended September 30, 2007, net sales were $247.2 million, an increase of approximately $68.6 million or 38.4% higher than net sales of $178.6 million for the three-months ended September 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks and Monster Energy® Khaos™ energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80™ energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and juice blends. The increase in net sales was partially offset by decreased sales by volume of iced teas, Lost Energy® drinks, Joker Mad Energy™ drinks and Ace™ energy drinks. Changes in pricing did not have a material impact on the increase in net sales for the three-months ended September 30, 2007.

Case sales, in 192-ounce case equivalents, were 26.5 million cases for the three-months ended September 30, 2007, an increase of 5.3 million cases or 24.9% higher than case sales of 21.2 million cases for the three-months ended September 30, 2006. The overall average net sales price per case increased to $9.35 for the three-months ended September 30, 2007 or 10.9% higher than the average net sales price per case of $8.44 for the three-months ended September 30, 2006. The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $221.9 million for the three-months ended September 30, 2007, an increase of approximately $69.0 million or 45.1% higher than net sales of $152.9 million for the three-months ended September 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks as well as Monster Energy® Khaos™ energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80™ energy drinks. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks, Joker Mad Energy™ drinks and Ace™ energy drinks. Changes in pricing within the DSD segment did not have a material impact on the increase in net sales for the three-months ended September 30, 2007.

Net sales for the Warehouse segment were $25.3 million for the three-months ended September 30, 2007, a decrease of approximately $0.4 million or 1.7% lower than net sales of $25.8 million for the three-months ended September 30, 2006. The decrease in net sales was primarily attributable to decreased sales by volume of iced teas. The decrease in net sales was partially offset by increased sales by volume primarily of apple juice and juice blends, sodas and aseptic juices. Changes in pricing within the Warehouse segment did not have a material impact on the decrease in net sales for the three-months ended September 30, 2007.

Gross Profit.*** Gross profit was $128.4 million for the three-months ended September 30, 2007, an increase of approximately $36.2 million or 39.3% higher than the gross profit of $92.2 million for the three-months ended September 30, 2006. Gross profit as a percentage of net sales increased slightly to 51.9% for the three-months ended September 30, 2007 from 51.6% for the three-months ended September 30, 2006. Increases in sales volumes contributed to the increase in gross profit. The increase in gross profit as a percentage of net sales was primarily due to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. The increase in gross profit as a percentage of net sales was partially offset by an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. The increase in gross profit as a percentage of net sales was also partially offset by an increase in certain freight-in costs due to the addition of new co-packers and warehouses and an increase in the cost of certain raw materials including certain sweeteners, certain containers and packaging materials and certain juice concentrates.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses. Total operating expenses were $55.0 million for the three-months ended September 30, 2007, an increase of approximately $5.2 million or 10.4% higher than total operating expenses of $49.8 million for the three-months ended September 30, 2006. Total operating expenses as a percentage of net sales decreased to 22.2% for the three-months ended September 30, 2007 from 27.9% for the three-months ended September 30, 2006. The increase in operating expenses was partially attributable to increased out-bound freight and warehouse costs of $1.5 million primarily due to increased volume of shipments, increased expenditures of $3.7 million for sponsorships and endorsements, increased expenditures of $2.2 million for commissions and royalties, increased expenditures of $1.5 million for sampling programs, increased payroll expenses of $1.8 million and increased expenditures of $1.2 million for professional services costs, including legal and accounting fees. Included in legal and accounting fees for the three-months ended September 30, 2007 are costs of $0.1 million (net of $0.8 million insurance reimbursements) in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. The increase in operating expenses was partially offset by the decrease in expenditures of $9.2 million relating to the costs associated with terminating existing distributors. No legal and accounting fees relating to our special investigation of stock option grants and granting practices were incurred in the three-months ended September 30, 2006. The decrease in operating expenses as a percentage of net sales was primarily attributable to decreased expenditures of $9.2 million relating to the costs associated with terminating existing distributors. Total operating expenses, exclusive of expenditures of $0.3 million and $9.5 for the three-months ended September 30, 2007 and 2006, respectively, attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $0.1 million (net of $0.8 million insurance reimbursements) for the three-months ended September 30, 2007 in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales were 22.1% for the three-months ended September 30, 2007 as compared to 22.6% for the three-months ended September 30, 2006.

Contribution Margin. Contribution margin for the DSD segment was $82.3 million for the three-months ended September 30, 2007, an increase of approximately $32.8 million or 66.2% higher than contribution margin of $49.5 million for the three-months ended September 30, 2006. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80™ energy drinks. Contribution margin for the Warehouse segment was $1.2 million for 2007, a decrease of approximately $0.3 million or 21.0% lower than contribution margin of $1.6 million for 2006. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in net sales as well as a reduction in gross margin as a result of increased costs of certain raw materials and production.

Operating Income. Operating income was $73.4 million for the three-months ended September 30, 2007, an increase of approximately $31.0 million or 73.3% higher than operating income of $42.3 million for the three-months ended September 30, 2006. Operating income as a percentage of net sales increased to 29.7% for the three-months ended September 30, 2007 from 23.7% for the three-months ended September 30, 2006. The increase in operating income was primarily due to an increase in gross profit of $36.2 million. The increase in operating income as a percentage of net sales was primarily attributable to decreased operating expenses as a percentage of net sales, which in turn was primarily due to a decrease in expenditures of $9.2 million relating to the costs associated with terminating existing distributors. Operating income, exclusive of expenditures of $0.3 million and $9.5 for the three-months ended September 30, 2007 and 2006, respectively, attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $0.1 million (net of $0.8 million insurance reimbursements) for the three-months ended September 30, 2007 in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales was 29.9% for the three-months ended September 30, 2007 as compared to 29.0% for the three-months ended September 30, 2006.

Interest Income, net. Net interest income was $2.2 million for the three-months ended September 30, 2007, an increase of $1.1 million from net interest income of $1.0 million for the three-months ended September 30, 2006. The increase in net interest income was primarily attributable to increased interest revenue earned on our invested cash balances which have increased significantly over the prior three-month period.

Provision for Income Taxes. Provision for income taxes for the three-months ended September 30, 2007 was $29.7 million, as compared to provision for income taxes of $16.9 million for the three-months ended September 30, 2006. The effective combined federal and state tax rate for the three-months ended September 30, 2007 was 39.4%, which was higher than the effective tax rate of 39.0% for the three-months ended September 30, 2006. The increase in the effective tax rate was primarily attributable to stock-based compensation relating to incentive stock options. This increase was partially offset by certain interest income earned on securities that is exempt from federal income taxes, a decrease in state taxes due to the apportionment of income to various states which have lower state tax rates and the tax benefit recognized from certain dispostions of stocks related to incentive stock options.

Net Income. Net income was $45.8 million for the three-months ended September 30, 2007, an increase of $19.3 million or 73.1% higher than net income of $26.5 million for the three-months ended September 30, 2006. The increase in net income was primarily attributable to an increase in gross profit of $36.2 million and, to a lesser extent, an increase in net interest income of approximately $1.1 million. This was partially offset by an increase in provision for income taxes of $12.8 million and an increase in operating expenses of $5.2 million.

Results of Operations for the Nine-Months Ended September 30, 2007 Compared to the Nine-Months Ended September 30, 2006

Gross Sales.* For the nine-months ended September 30, 2007 gross sales were $748.5 million, an increase of approximately $223.9 million or 42.7% higher than gross sales of $524.6 million for the nine-months ended September 30, 2006. The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™> energy drinks and Monster Energy® Khaos™ energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80™ energy drinks. To a lesser extent, the increase in gross sales was attributable to increased sales by volume of Unbound Energy® energy drinks (introduced in October 2006), apple juice and juice blends, Rumba™ brand energy juice (introduced in December 2004), aseptic juices and Junior Juice® aseptic juices. The increase in gross sales was partially offset by decreased sales by volume of Lost Energy® drinks, iced teas, Joker Mad Energy™ drinks and Hansen's® fruit juice smoothies. Changes in pricing did not have a material impact on the increase in gross sales for the nine-months ended September 30, 2007. Promotional and other allowances were $90.7 million for the nine-months ended September 30, 2007, an increase of $20.5 million or 29.3% higher than promotional and other allowances of $70.1 million for the nine-months ended September 30, 2006. Promotional and other allowances as a percentage of gross sales decreased to 12.1% from 13.4% for the nine-months ended September 30, 2007 and 2006, respectively. As a result, the percentage increase in gross sales for the nine-months ended September 30, 2007 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. For the nine-months ended September 30, 2007, net sales were $657.8 million, an increase of approximately $203.4 million or 44.8% higher than net sales of $454.4 million for the nine-months ended September 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks and Monster Energy® Khaos™ energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80™ energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of Unbound Energy® energy drinks, aseptic juices, apple juice and juice blends, Rumba™ brand energy juice, Junior Juice® aseptic juices and sodas. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks, iced teas, and Joker Mad Energy™ drinks. Changes in pricing did not have a material impact on the increase in net sales for the nine-months ended September 30, 2007.

Case sales, in 192-ounce case equivalents, were 72.8 million cases for the nine-months ended September 30, 2007, an increase of 17.5 million cases or 31.7% higher than case sales of 55.3 million cases for the nine-months ended September 30, 2006. The overall average net sales price per case increased to $9.04 for the nine-months ended September 30, 2007 or 10.0% higher than the average net sales price per case of $8.22 for the nine-months ended September 30, 2006. The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $585.6 million for the nine-months ended September 30, 2007, an increase of approximately $201.9 million or 52.6% higher than net sales of $383.7 million for the nine-months ended September 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks and Monster Energy® Khaos™ energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80™ energy drinks and increased sales by volume of Unbound Energy® energy drinks and Rumba™ brand energy juice. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks and Joker Mad Energy™ drinks. Changes in pricing within the DSD segment did not have a material impact on the increase in net sales for the nine-months ended September 30, 2007.

Net sales for the Warehouse segment were $72.2 million for the nine-months ended September 30, 2007, an increase of approximately $1.5 million or 2.2% higher than net sales of $70.7 million for the nine-months ended September 30, 2006. The increase in net sales was primarily attributable to increased sales by volume of aseptic juices, apple juice and juice blends, Junior Juice® aseptic juices and sodas. The increase in net sales was partially offset by decreased sales by volume primarily of iced teas. Changes in pricing within the Warehouse segment did not have a material impact on the increase in net sales for the nine-months ended September 30, 2007.

Gross Profit.***Gross profit was $342.3 million for the nine-months ended September 30, 2007, an increase of approximately $106.1 million or 44.9% higher than the gross profit of $236.2 million for the nine-months ended September 30, 2006. Gross profit as a percentage of net sales was 52.0% for 2007 and 2006. Increases in sales volumes contributed to the increase in gross profit. Although gross profit as a percentage of net sales was comparable for both periods, during the nine-months ended September 30, 2007 the Company experienced an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins, increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment and an increase in certain freight-in costs due to the addition of new co-packers and warehouses and an increase in the cost of certain raw materials including certain sweeteners,  certain containers and packaging materials and certain juice concentrates.

***Gross profit – see definition above.

Operating Expenses. Total operating expenses were $175.6 million for the nine-months ended September 30, 2007, an increase of approximately $62.3 million or 55.0% higher than total operating expenses of $113.2 million for the nine-months ended September 30, 2006. Total operating expenses as a percentage of net sales increased to 26.7% for the nine-months ended September 30, 2007 from 24.9% for the nine-months ended September 30, 2006. The increase in operating expenses was partially attributable to increased out-bound freight and warehouse costs of $6.0 million primarily due to increased volume of shipments, increased expenditures of $11.9 million for sponsorships and endorsements, increased expenditures of $7.2 million for commissions and royalties, increased expenditures of $3.5 million for sampling programs, increased payroll expenses of $5.9 million, increased expenditures of $12.6 million for professional services costs, including legal and accounting fees and increased expenditures of $5.3 million relating to the costs associated with terminating existing distributors. Included in legal and accounting fees are costs of $11.0 million (net of $0.8 million insurance reimbursements) in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of $15.0 million and $9.8 million for the nine-months ended September 30, 2007 and 2006, respectively, attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $11.0 million (net of $0.8 million insurance reimbursements) for the nine-months ended September 30, 2007 in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 22.7% for the nine-months ended September 30, 2007 as compared to 22.8% for the nine-months ended September 30, 2006.

Contribution Margin. Contribution margin for the DSD segment was $204.6 million for the nine-months ended September 30, 2007, an increase of approximately $64.2 million or 45.7% higher than contribution margin of $140.5 million for the nine-months ended September 30, 2006. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80™ energy drinks. Contribution margin for the Warehouse segment was $2.9 million for the nine-months ended September 30, 2007, a decrease of approximately $2.1 million or 42.2% lower than contribution margin of $5.1 million for nine-months ended September 30, 2006. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of increased costs of raw materials and production.

 Operating income was $166.7 million for the nine-months ended September 30, 2007, an increase of approximately $43.8 million or 35.6% higher than operating income of $122.9 million for the nine-months ended September 30, 2006. Operating income as a percentage of net sales decreased to 25.3% for the nine-months ended September 30, 2007 from 27.0% for the nine-months ended September 30, 2006. The increase in operating income was primarily due to an increase in gross profit of $106.1 million. The decrease in operating income as a percentage of net sales was primarily attributable to increased operating expenses as a percentage of net sales. Operating income, exclusive of expenditures of $15.0 million and $9.8 million for the nine-months ended September 30, 2007 and 2006, respectively, attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $11.0 million (net of $0.8 million insurance reimbursements) for the nine-months ended September 30, 2007 in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, was 29.3% for the nine-months ended September 30, 2007 as compared to 29.2% for the nine-months ended September 30, 2006.

Interest Income, net. Net interest income was $5.4 million for the nine-months ended September 30, 2007, an increase of $2.8 million from net interest income of $2.6 million for the nine-months ended September 30, 2006. The increase in net interest income was primarily attributable to increased interest revenue earned on our invested cash balances which have increased significantly over the prior nine-month period.

Provision for Income Taxes. Provision for income taxes for the nine-months ended September 30, 2007 was $67.8 million, as compared to provision for income taxes of $49.8 million for the nine-months ended September 30, 2006. The effective combined federal and state tax rate for the nine-months ended September 30, 2007 was 39.4%, which was lower than the effective tax rate of 39.7% for the nine-months ended September 30, 2006. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes, a decrease in state taxes due to the apportionment of revenue to various states which have lower state tax rates and the tax benefit recognized from certain dispositions stock related to incentive stock options. This decrease was partially offset by stock-based compensation relating to incentive stock options.

Net Income. Net income was $104.3 million for the nine-months ended September 30, 2007, an increase of $28.6 million or 37.7% higher than net income of $75.7 million for the nine-months ended September 30, 2006. The increase in net income was primarily attributable to an increase in gross profit of $106.1 million and, to a lesser extent, an increase in net interest income of approximately $2.8 million. This was partially offset by an increase in operating expenses of $62.3 million and an increase in provision for income taxes of $18.1 million.

Liquidity and Capital Resources

Cash flows provided by operating activities –Net cash provided by operating activities was $90.1 million for the nine-months ended September 30, 2007, as compared to $64.6 million in the comparable period in 2006. For the nine-months ended September 30, 2007, cash provided by operating activities was primarily attributable to net income earned of $104.3 million and adjustments for certain non-cash expenses consisting of $6.3 million of share-based compensation and $1.5 million of depreciation and other amortization. For the nine-months ended September 30, 2007, cash provided by operating activities also increased due to a $46.3 million increase in accounts payable, a $23.3 million increase in income taxes payable and a $19.7 million increase in deferred revenue. For the nine-months ended September 30, 2007, cash provided by operating activities was reduced due to a $35.6 million increase in accounts receivable, a $17.0 million increase in inventories, a $9.2 million increase in prepaid income taxes, a $4.7 million increase in prepaid expenses and other assets, a $3.5 million decrease in accrued liabilities, a $3.3 million decrease in customer deposit liabilities and a $1.2 million decrease in accrued distributor terminations. The increase in accounts receivable was attributable to increased sales volumes, as well as to increased sales to certain classes of customers who have longer payment terms.

Cash flows used in investing activities – Net cash used in investing activities was $100.1 million for the nine-months ended September 30, 2007, as compared to $74.5 in the comparable period in 2006. For the nine-months ended September 30, 2007, cash used in investing activities was primarily attributable to purchases of short-term investments, particularly available-for-sale investments, and to a lesser extent by additions to trademarks. Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, coolers, as well as certain leasehold improvements. Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, to purchase short-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows provided by financing activities – Net cash provided by financing activities was $33.9 million for the nine-months ended September 30, 2007, as compared to net cash used in financing activities of $7.8 million for the comparable period in 2006. For the nine-months ended September 30, 2007, cash provided by financing activities was primarily attributable to a $27.3 million tax benefit in connection with the exercise of certain stock options and proceeds of $7.2 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Debt and other obligations – HBC has entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million non-collateralized debt. The revolving line of credit is effective through June 1, 2008. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. We had no outstanding borrowings on this line of credit at September 30, 2007. Letters of credit issued on behalf of the Company totaling $0.3 million under this credit facility were outstanding as of September 30, 2007.

The terms of our line of credit contain certain financial covenants, including certain financial ratios. We were in compliance with our covenants at September 30, 2007.

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

The following represents a summary of our contractual obligations and related scheduled maturities as of September 30, 2007:

		Payments Due by Period
Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Contractual Obligations	$22,856	$13,206	$7,385	$2,265	$-
Capital Leases	670	670	-	-	-
Operating Leases	23,383	3,438	8,301	4,499	7,145
Purchase Commitments	12,437	12,437	-
	$59,346	$29,751	$15,686	$6,764	$7,145

In addition to the above obligations, pursuant to a can supply agreement entered into with Rexam Beverage Can Company, dated as of January 1, 2006, as amended, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Under the terms of the agreement, if we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rata basis. Our maximum liability under this agreement is $7.3 million, subject to compliance by Rexam with certain conditions.

We believe that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $10.0 million through September 2008. However, future business opportunities may cause a change in this estimate.

In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months, commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space replaced our existing warehouse and distribution space located in Corona, California. We have sublet in excess of 50% of our previous office, warehouse and distribution space for the remainder of that lease term which expires in October 2010.

In October 2006, we also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the newly leased warehouse and distribution space in Corona, California. We are reviewing the feasibility of constructing a new office building on such land, which will replace our existing office space. In the interim, we have relocated our corporate offices in September 2007 to newly leased offices located at 550 Monica Circle, Suite 201, Corona, CA 92880.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2007 and 2006, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average price per case)	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales	$247,211	$178,647	$657,826	$454,430
Case sales (192-ounce case equivalents)	26,450	21,176	72,796	55,286
Average price per case	$9.35	$8.44	$9.04	$8.22

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made in this report, including certain statements made in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Company’s existing credit facility, among other things. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

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

•

The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, 16-ounce cans, 24-ounce cans and 32-ounce cans, smoothies in 11.5-ounce cans, E2O Energy Water®, Energade®, Monster Energy®, Lost® Energy™ drinks, Joker Mad Energy™ energy drinks, Ace™ energy drinks and Unbound Energy® energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce cans, Rumba™ energy juice in 16-ounce cans, the Java Monster™ line of non-carbonated dairy based coffee drinks in 16-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging, sparkling orangeades and lemonades and apple cider in glass bottles and other products;

•	Loss of the Company’s intellectual property rights;
•	Failure to retain the full-time services of senior management of the Company and inability to immediately find suitable replacements;
•	Volatility of stock prices which may restrict sales or other opportunities;
•	Provisions in the Company’s organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	Exposure to significant liabilities due to litigation or legal proceedings.

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

At September 30, 2007, the Company’s current portion of long term debt consisted of amounts owed in connection with certain fixed-rate capital leases. There have been no significant changes to the Company’s exposure to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name. In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation. National subsequently repudiated the settlement agreement and HBC responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement. On August 14, 2007, the United States District Court entered an Order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction. National filed a notice of appeal with the Ninth Circuit Court of Appeals of the United States. National requested the District Court to stay this Order pending its appeal to the Court of Appeals for the Ninth Circuit, which was subsequently denied by the District Court. The Ninth Circuit Court of Appeals has not yet docketed National’s appeal.

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

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. In late June, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit. Mr. Chavez, as the appellant, sought an extension to file his opening brief. Mr. Chavez’s brief is now due on November 7, 2007 and Hansen’s response is due December 7, 2007. No oral argument has been set to date.

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

On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed. On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) and, on July 24, 2007, the Company and the individual defendants’ moved to dismiss the complaint. That motion has not been fully briefed or argued before the Court. By stipulation that was so ordered by the Court on July 21, 2007, the parties agreed to the terms of a stay of discovery pending the disposition of defendants’ motion to dismiss the complaint.

On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint and, on June 11, 2007, the Company and the individual defendants’ moved to dismiss the consolidated complaint. That motion has not been fully briefed or argued before the Court.

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

The consolidated class action complaint superseded all previously filed class action complaints and became the operative complaint to which the Company had to respond. Lead Plaintiff alleged, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants (collectively, the "Defendants") made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiff sought an unspecified amount of damages.

On June 25, 2007, the Defendants moved to dismiss the consolidated class action complaint. On October 16, 2007, the District Court granted the Defendants' motions to dismiss the consolidated class action complaint with prejudice and without leave to amend. The Court then entered final judgment in favor of the Defendants.

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

In November 2005, the Company's Board authorized the repurchase of up to $50 million of its common stock. In September 2006 the Board approved an increase in the share repurchase program from $50 million to $75 million. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations. This stock repurchase program does not have an expiration date. The only purchases made under the repurchase program were for $27.7 million of stock in the quarter ended September 30, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1*	Amended and Restated Bylaws of Hansen Natural Corporation

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

Registrant

Date: November 9, 2007	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer