Form 10-K
period 2007-12-31
HANSEN NATURAL CORP
filed 2008-02-29
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Monica Circle, Suite 201, Corona, California 92880

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[ ] No☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes [ ] No ☒

The aggregate market value of the common equity held by nonaffiliates of the registrant was $3,206,994,305 computed by reference to the closing sale price for such stock on the NASDAQ Capital Market on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 7, 2008 was 93,292,791 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

HANSEN NATURAL CORPORATION

FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200. When this report uses the words “Hansen”, “HBC”, “the Company”, “we”, “us”, and “our”, these words refer to Hansen Natural Corporation and our subsidiaries other than Monster LDA Company (“MLDA”), unless the context otherwise requires.

We are a holding company and carry on no operating business except through our wholly owned subsidiaries, Hansen Beverage Company (“HBC”) which was incorporated in Delaware on June 8, 1992, MLDA, formerly known as Hard e Beverage Company, and previously known as Hard Energy Company and as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990 and Monster Energy UK Limited (“Monster UK”), a direct wholly owned subsidiary of HBC, which was incorporated in the United Kingdom on October 9, 2007. HBC generates all of our operating revenues.

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices and flavored sparkling beverages under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice. We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily directly to retailers.

Corporate History

In the 1930’s, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”). FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Sodas®. California Co-Packers Corporation (d/b/a/ Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name, in January 1990. On July 27, 1992, HBC acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing “alternative” beverage category, including in particular, energy drinks. In September 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights. In 2000, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. (“Blue Sky”), which was incorporated in Delaware on September 8, 2000, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation (“BSNBC”), under the Blue Sky® trademark. In 2001, HBC, through its wholly-owned subsidiary Hansen Junior Juice Company, (“Junior Juice”), which was incorporated in Delaware on May 7, 2001, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. (“Pasco”) under the Junior Juice® trademark.

Industry Overview

The alternative beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. The alternative beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. According to Beverage Marketing Corporation, wholesale sales in 2007 for the alternative beverage category of the market are estimated at $25.5 billion representing a growth rate of approximately 11.4% over the estimated wholesale sales in 2006 of approximately $22.9 billion.

Reportable Segments

We have two reportable segments, namely DSD, whose principal products comprise energy drinks and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.”

For financial information about our reporting segments and geographic areas, refer to Note 14 of Notes to the Consolidated Financial Statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” of this report, incorporated herein by reference. For certain risks with respect to our energy drinks see “Part I, Item 1A – “Risk Factors” below."

Products

Natural Sodas. Hansen’s Natural Sodas® have been a leading natural soda brand in Southern California for the past 25 years. In 2007, according to Information Resources, Inc.'s Analyzer Reports for California, our natural sodas recorded the highest sales among comparable carbonated new age category beverages measured by unit volume in the California market. Our natural sodas are available in eleven regular flavors consisting of mandarin lime, key lime, grapefruit, raspberry, ginger ale, creamy root beer, vanilla cola, cherry vanilla creme, orange mango, kiwi strawberry and pomegranate. In early 2001, we introduced a new line of diet sodas using Splenda® sweetener as the primary sweetener. We initially introduced this line in four flavors: peach, black cherry, tangerine lime, and kiwi strawberry, and have since added four additional flavors: ginger ale, creamy root beer, grapefruit and pomegranate. Our natural sodas contain no preservatives, sodium, caffeine or artificial coloring and are made with high quality natural flavors and citric acid. We are currently in the process of converting the sweeteners used in our natural sodas from high fructose corn syrup to cane sugar. Our diet sodas are sweetened with Splenda® and Acesulfame-K. We package our natural sodas in 12-ounce aluminum cans. In 2002, we introduced a line of natural mixers in 8-ounce aluminum cans comprising club soda, tonic water and ginger ale.

In January 1999, we introduced a premium line of Signature Sodas in unique proprietary 14-ounce glass bottles. This line was marketed under the Hansen’s® brand name, primarily through our distributor network, in six flavors. In early 2003, we repositioned this line into lower cost 12-ounce glass packaging to market our repositioned Signature Soda line at lower price points directly to our retail customers such as grocery chains, club stores, specialty retail chains and mass merchandisers and to the health food sector through specialty and health food distributors (collectively referred to as our “direct retail customers”). Signature Soda was available in 12-ounce glass bottles in four flavors: orange crème, vanilla crème, ginger beer and sarsaparilla. We are in the process of discontinuing this product.

In September 2000, we acquired the Blue Sky® natural soda business from BSNBC. Our Blue Sky® product line comprises natural sodas, premium sodas, organic natural sodas, seltzer water, energy drinks, tea sodas and isotonic sports drinks. Blue Sky® natural sodas are available in twelve regular flavors consisting of lemon lime, grapefruit, cola, root beer, raspberry, cherry vanilla creme, Jamaican ginger ale, black cherry, orange creme, Dr. Becker, grape and cream soda. We also offer a premium line of Blue Sky® natural sodas which contain supplements such as ginseng. This line is available in four flavors consisting of ginseng cola, ginseng root beer, ginseng ginger ale and ginseng pomegranate. During 1999, Blue Sky® introduced a line of organic natural sodas, which are available in six flavors consisting of lemon lime, new century cola, orange divine, ginger ale, black cherry cherish, and root beer. We also market a seltzer water under the Blue Sky® label in three flavors: natural, lime and lemon. In 2002, we introduced a lightly carbonated Blue Sky® energy drink in an 8.3-ounce slim can. In 2006, we introduced a 16-ounce size of Blue Energy as well as both an 8.3-ounce and 16-ounce size of Blue Sky Juiced Energy, which is lightly carbonated and contains 50% juice. In 2004, we introduced a new line of Blue Sky® natural tea sodas in four flavors consisting of Imperial Lime Green Tea, Peach Mist Green Tea, Pomegranate White Tea and Raspberry Red Tea. We have since discontinued the Raspberry Red Tea flavor. The Blue Sky® products contain no preservatives, sodium or caffeine (other than the energy drink) or artificial coloring and are made with high quality natural flavors. Blue Sky® natural sodas, seltzer waters and tea sodas are all packaged in 12-ounce aluminum cans and are marketed primarily to direct retail customers. In March 2005, we introduced a new light line of Blue Sky® sodas using natural sweeteners in four flavors: cherry vanilla crème, creamy root beer, Jamaican ginger ale and wild raspberry in 12-ounce cans. We have since discontinued the wild raspberry flavor. In the third quarter of 2005, we introduced a new line of Blue Sky® natural sodas with real sugar in 12-ounce cans in four flavors: cherry vanilla crème, cola, ginger ale and root beer. In December 2005, we introduced a new line of Blue Sky® isotonic sports drinks in 16-ounce polyethylene terephthalate (“PET”) plastic bottles in three flavors: orange, lemon lime, fruit punch and have subsequently added a fourth flavor, blue sky pomegranate. We are currently in the process of converting the sweeteners used in those Blue Sky® products that contain high fructose corn syrup to cane sugar.

In 2006, we introduced a new line of Hansen’s green tea sodas under the Hansen® brand name in 16-ounce aluminum cans that contain no preservatives, sodium, caffeine or artificial colors, in four flavors; ginger, lemon mint, tangerine and pomegranate. We also introduced a diet version that contains no carbohydrates or sugar in three flavors: tangerine, lemon mint, ginger and in 2007, introduced an additional diet flavor, pomegranate.

In 2007, we introduced a new line of Hansen’s natural flavored sparkling beverages under the Hansen® brand name in contemporary 10.5-ounce sleek cans in four flavors: blueberry pomegranate, cranberry grapefruit, valencia orange and dragonfruit. We also introduced a sparkling green tea line in contemporary 10.5-ounce sleek cans in two flavors: tangerine and pomegranate. These sparkling beverages are available in 90 calorie per can versions, sweetened with cane sugar; as well as in sugar free versions, sweetened with Splenda® and Acesulfame-K.

Hansen’s® Energy Drinks. In 1997, we introduced a lightly carbonated citrus flavored Hansen's® energy drink in 8.3-ounce cans in 4 packs. Our energy drink competes in the “functional” beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. We also offered additional functional energy drinks as well as other functional drinks including a ginger flavored d-stress® drink, an orange flavored b-well™ drink, a guarana berry flavored stamina® drink, a grape flavored power drink, and a berry flavored “slim-down” drink that contained no calories, in the same size cans. We have since discontinued sales of such additional functional products. Our energy drinks contain vitamins, minerals, nutrients, herbs and supplements (collectively “supplements”). In 2004, we offered our Hansen’s® energy drink in 16-ounce cans which has subsequently been discontinued. From 2006, we marketed our Hansen’s brand energy drinks through the Warehouse segment and introduced Hansen’s® Energy Pro™ 8.3-ounce cans in four packs. In 2001, we introduced Energade®, a non-carbonated energy sports drink in 23.5-ounce cans. We are currently reevaluating the Energade® line. In 2001, we also introduced E2O Energy Water®, a non-carbonated lightly flavored water, in 24-ounce blue PET plastic bottles which has subsequently been discontinued. At the end of 2002, we introduced a lightly carbonated diet energy drink in 8.3-ounce cans under the Hansen’s Diet Red Energy® brand name. Our Diet Red Energy® energy drink is sweetened with Splenda® and Acesulfame-K.

Monster Energy®Drinks. In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name, in 16-ounce cans, which was almost double the size of our regular energy drinks in 8.3-ounce cans and of the vast majority of competitive energy drinks on the market at that time. Our Monster Energy® drink contains different types and levels of supplements than our Hansen’s® energy drinks and is marketed through our full service distributor network. In 2003, we introduced a low carbohydrate (“Lo-Carb”) version of our Monster Energy® energy drink. In 2004, we introduced 4-packs of our Monster Energy® energy drinks including our Lo-Carb version and, towards the end of 2004, we launched a new Monster Energy® Assault™ energy drink in 16-ounce cans. During the first half of 2005, we introduced our Monster Energy® drinks and Lo-Carb Monster Energy® in 24-ounce size cans as well as Monster Energy®, Lo-Carb Monster Energy® and Monster Energy® Assault™ in 8.3-ounce size cans. In September 2005, we introduced a new Monster Energy® Khaos™ energy drink in 16-ounce cans. Monster Energy® Khaos™ is lightly carbonated and contains 50% juice. In 2006, we introduced our Monster Energy® Assault™ and Monster Energy® Khaos™ energy drinks in 24-ounce size cans. Also in 2006, we introduced Monster Energy® Khaos™ energy drinks in 8.3-ounce size cans. During the first quarter 2007, we introduced Monster Energy® energy drinks in 8-packs and in September 2007, we introduced Monster Energy® energy drinks in 32-ounce cans. In March 2007 we introduced a new Monster M-80™ energy drink in 16-ounce size cans and added 8.3-ounce and 24-ounce sized cans of this drink in October 2007. Monster M-80™ energy drinks are lightly carbonated and contain 80% juice. In November 2007, we introduced a new Monster Heavy Metal™ energy drink in 32-ounce size cans. In December 2007, we introduced a new Monster MIXXD™ energy drink in 8.3-ounce, 16-ounce and 24-ounce size cans. Monster MIXXD™ energy drinks are lightly carbonated and contain 30% juice.

Lost®Energy™ Drinks. In 2004, we launched a new carbonated energy drink under the Lost® brand name, in 16-ounce cans and have subsequently added an 8.3-ounce version. Towards the end of 2005, we introduced a lo-carb version of Lost® under the Perfect 10™ brand name as well as a new Lost® Five-O™ energy drink, all in 16-ounce cans. Lost® Five-O™ contains 50% juice and is lightly carbonated. In December 2005, we introduced Lost® and Lost® Five-O™ in 24-ounce size cans. In November 2007, we introduced a new Lost® Cadillac™ energy drink in 16-ounce cans. The Lost® brand name is owned by Lost International LLC and the drinks are produced, sold and distributed by us under exclusive license from Lost International LLC.

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

Java Monster™ Coffee Drinks. In May 2007, we launched a new line of non-carbonated dairy based coffee drinks under the Java Monster™ brand name in 15-ounce cans. We initially introduced this line in three flavors: Big Black™ (since renamed Originale), Loca Moca™ and Mean Bean™, and have since added five additional flavors: Russian™, Irish Blend™, Chai Hai™, Nut Up™ and Lo-Ball™.

Juice Products and Smoothies. Our fruit juice product line includes Hansen's® Natural Apple Juice, which is packaged in 64-ounce PET plastic bottles and 128-ounce polypropylene bottles and White Grape, White Grape Peach, Purple Grape, Orange, Pomegranate, Apple Strawberry and Apple Grape juice blends, in 64-ounce PET plastic bottles. These Hansen's® juice products contain 100% juice (except Pomegranate which contains 27% juice) as well as Vitamin C. Hansen's® juice products compete in the shelf-stable juice category. We also offer juice cocktails (cranberry raspberry, apple white grape, apple berry and apple) in 32-ounce PET plastic bottles.

In March 1995, we introduced a line of fruit juice smoothie drinks in 11.5-ounce aluminum cans. Certain flavors were subsequently offered in glass and PET plastic bottles. We have since discontinued offering smoothies in glass and PET plastic bottle packages. Hansen’s fruit juice smoothies have a smooth texture that is thick but lighter than a nectar. In 2006, we reformulated Hansen’s smoothies by adding more fruit purees. Hansen’s smoothies in 11.5-ounce aluminum cans now contain approximately 25% juice. Our fruit juice smoothies provide 100% of the recommended daily intake for adults of Vitamins A, C & E and represented Hansen's entry into what is commonly referred to as the “functional” beverage category. Hansen's® fruit juice smoothies are available in seven flavors: strawberry banana, peach berry, mango pineapple, guava strawberry, pineapple coconut, whipped orange and Island Energy Blast. We have discontinued our lo-carb smoothie line.

We market the above juice and smoothie products to our direct retail customers.

Iced Teas. In 2006, we introduced a new line of iced teas in sleek 16-ounce wide mouth PET plastic bottles. This line is sweetened with cane sugar and includes green tea, peach green tea, lychee black tea and pomegranate green tea. In addition, we offer sugar free peach green tea, pomegranate green tea and acai black tea which are all sweetened with sucralose as well as an unsweetened black tea.

Juices for Children. In 1999, we introduced two new lines of children's multi-vitamin juice drinks in 8.45-ounce aseptic boxes, which were subsequently transitioned to 6.75-ounce versions. Each drink contains eleven essential vitamins and six essential minerals. We introduce new flavors in place of existing flavors from time to time. One of these two lines is a dual-branded 100% juice line named Juice Blast® which was launched in conjunction with Costco Wholesale Corporation (“Costco”) and is sold through Costco stores. The other line was a 10% juice line named “Hansen’s Natural Multi-Vitamin Juice Slam®”, which was available to all of our customers. During 2000, we repositioned that latter line as a 100% juice line under the Juice Slam® name, which we market to grocery store chain customers, the health food trade, and other customers. Both the Juice Blast® and Juice Slam® lines are marketed in 6.75-ounce aseptic boxes. The Juice Slam® line has four flavors and the Juice Blast® line has three flavors.

In 2003, we further extended our fruit juice product line by introducing a 100% apple juice in 6.75-ounce aseptic pouches under the Apple Blasters™ brand. In 2006 we discontinued our Apple Blasters™ product and repositioned our pouch line by introducing two Juice Slam® organic pouches in organic apple and organic fruit punch flavors with 100% juice.

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

Fizzit™ Powdered Drink Mixes. In December 2005, we introduced a new line of vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name in both functional and vitamin and mineral formulas. The functional formulas are offered in raspberry (joint formula), orange (immune support formula), strawberry (immune support formula) and cranberry (women’s health formula). The vitamin and mineral formula is offered in lemon lime and strawberry flavors.

During 2007, we continued to expand our existing product lines and further develop our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

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

We purchase concentrates, juices, flavors, supplements, cans, bottles, aseptic boxes, aseptic pouches, caps, labels, trays, boxes and other ingredients for our beverage products which are delivered to our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or sucrose, or cane sugar, or high fructose corn syrup or Splenda® brand sweetener, Acesulfame-K and/or citric acid or other ingredients and supplements for the manufacture and packaging of the finished products into Hansen approved containers in accordance with our formulas. In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

We are generally responsible for arranging for the purchase of and delivery to our third party bottlers and co-packers of the containers in which our beverage products are packaged.

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States under separate arrangements with each of such parties. The majority of our co-packaging arrangements are on a month-to-month basis. However, certain of our co-packing arrangements are described below:

(a) Our agreement with Gluek Brewing Company (“Gluek”) pursuant to which Gluek packages certain of our energy drinks. This contract continues until May 2008 and is automatically renewed for one year periods thereafter. Either party is entitled at any time to terminate the agreement upon 180 days prior written notice to the other party.

(b) Our agreement with Seven-Up/RC Bottling Company of Southern California, Inc. (“Seven-Up”) pursuant to which Seven-Up packages certain of our energy drinks. This contract continues until March 31, 2008. Upon termination prior to such time we are entitled to recover certain equipment we have purchased and installed at Seven-Up’s facility.

(c) Our agreement with Nor-Cal Beverage Co., Inc. (“Nor-Cal”) pursuant to which Nor-Cal packages certain of our Hansen’s® juices in PET plastic bottles. This contract continues until August 2008 and is automatically renewed for one year periods thereafter unless terminated by HBC not less than 90 days before the end of the then current term.

(d) Our agreement with Dr. Pepper Bottling Co. (“Dr. Pepper”) pursuant to which Dr. Pepper packages certain of our energy drinks. This contract continues until December 31, 2009 and is automatically renewed for one year periods thereafter, unless terminated by either party with not less than 30 days notice.

(e) Our agreement with Lucerne Foods, Inc. (“Safeway-Norwalk”) pursuant to which Safeway-Norwalk packages certain of our energy drinks and Hansen’s Natural Sodas®. This contract continues until March 31, 2009 and is renewable annually thereafter unless terminated by either party on not less than 6 months notice.

(f) Our agreement with Pri-Pak, Inc. (“Pri-Pak”) pursuant to which Pri-Pak packages certain of our energy drinks. This contract continues indefinitely but may be terminated at any time by either party upon ninety (90) days prior written notice to the other.

(g) Our agreement with Carolina Beer & Beverage pursuant to which Carolina Beer & Beverage packages certain of our energy drinks. This contract continues until April 10, 2009 and is automatically renewable for one year periods thereafter, unless terminated by either party on not less than 180 days notice.

(h) Our agreement with Southeast Atlantic Beverage Corporation (“Southeast”) pursuant to which Southeast packages certain of our energy drinks. This contract continues until July 23, 2008 and is automatically renewable for one year periods thereafter, unless terminated by either party not less than 180 days prior to the end of the then current term.

(i) Our agreement with Dairy Farmers of America, Inc. (“DFA”) pursuant to which DFA packages certain of our energy drinks. This contract continues until March 1, 2010 and is automatically renewable annually thereafter, unless either party provides notice of cancellation at least 90 calendar days prior to the end of the initial term.

(j) Our agreement with Portland Bottling Company (“Portland Bottling”) pursuant to which Portland Bottling packages certain of our energy drinks. This contract continues until March 31, 2008 and is automatically renewable for one year periods. Either party is entitled, at any time, to terminate the agreement upon 90 days prior written notice to the other party.

(k) Our agreement with O-AT-KA Milk Products Cooperative (“O-AT-KA”) pursuant to which O-AT-KA packages certain of our energy drinks. This contract continues until September 30, 2010 and is automatically renewable annually thereafter, unless either party provides notice of cancellation at least 90 days prior to the end of the initial term.

(l) Our agreement with Giumarra & Associates Beverage Company (“Giumarra”) pursuant to which Giumarra packages certain of our energy drinks and in due course, juices. This contract continues until June 28, 2009 and is automatically renewable annually thereafter, unless either party provides notice of cancellation at least 180 days prior to the end of the current term.

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

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass, PET/plastic bottles, aseptic boxes, cans, labels, flavors or supplement ingredients or certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis.

Although our production arrangements are generally of short duration or are terminable upon request, we believe a short disruption or delay would not significantly affect our revenues since alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or within a reasonably short time period. However, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our products, including Hansen’s® brand energy drinks in 8.3-ounce cans, aseptic juice products, teas in 16-ounce PET/plastic bottles, Monster Energy®, Lost® Energy™, RumbaTM, Joker Mad EnergyTM, Ace™, Unbound Energy® energy drinks in 8.3-ounce, 16-ounce, 24-ounce and 32-ounce cans and the Java Monster™ line of non-carbonated dairy based coffee drinks in 15-ounce cans. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could affect our revenues. We continue to seek alternative and/or additional co-packing facilities in the United States or Canada with adequate capacity for the production of our various products to minimize the risk of any disruption in production.

On April 28, 2006, HBC entered into a distribution agreement with Cadbury Bebidas, S.A. de C.V. (“Cadbury Bebidas”), for exclusive distribution by Cadbury Bebidas throughout Mexico, excluding Baja California, of our Monster Energy® and Lost® EnergyTM energy products.

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties. We intend to continue building our national distributor network primarily with select AB distributors as well as with our sales force throughout 2008 to support and grow the sales of our products.

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable amounts received totaling $21.0 million and $20.9 million were recorded by us related to such appointed AB Distributors for the costs of terminating our prior distributors for the years ended December 31, 2007 and 2006, respectively. Such amounts have been accounted for as deferred revenue in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively, and are recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements. Revenue recognized was $1.9 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. Related distributor receivables of $5.4 million and $4.5 million are included in accounts receivable net, in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, amounts totaling $0.1 million and $3.3 million, respectively, were received by us from certain other AB Distributors in anticipation of executing AB Distribution Agreements with us. Such receipts have been accounted for as customer deposit liabilities in the accompanying consolidated balance sheets as of December 31, 2007 and 2006.

We incurred termination costs amounting to $15.3 million and $12.7 million in aggregate for the years ended December 31, 2007 and 2006, respectively, to certain of our prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2007 and 2006. Accrued distributor terminations in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 were $4.3 million and $7.0 million, respectively.

On February 8, 2007, HBC entered into the On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB. Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

On March 1, 2007, HBC entered into a distribution agreement with Pepsi-QTG Canada, a division of PepsiCo Canada, ULC (“Pepsi Canada”), for the exclusive distribution by Pepsi Canada throughout Canada of our Monster Energy®, Lost® EnergyTM and Hansen’s® energy products.

Distribution levels vary from state to state and from product to product. Certain of our products are sold in Canada and Mexico. We also sell a limited range of our products to distributors outside of the United States, including in the Caribbean, Central and South America, Japan, Korea, Saudi Arabia, Hong Kong, South Africa and the United Kingdom.

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

During 2007, we continued to expand distribution of our natural sodas outside of California. We expanded our national sales force to support and grow sales, primarily of Monster Energy® drinks, Lost® EnergyTM, Joker Mad EnergyTM, Unbound Energy®, AceTM energy drinks, and RumbaTM energy juice and we intend to continue to build such sales force in 2008.

Our Blue Sky® products are sold primarily to the health food trade, natural food chains and mainstream grocery store chains, through specialty health food distributors.

During 2004, we entered into exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch (“DHS”), (the “WIC Contracts”) to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The WIC Contracts commenced on July 12, 2004 and were due to expire in July 2007. The parties mutually agreed to extend the WIC Contracts until July 11, 2008. WIC-approved items are stocked by the grocery trade and by WIC-only stores. Products are purchased by WIC consumers with vouchers given by the DHS to qualified participants. Due to significant cost increases mainly for apple juice concentrate and PET plastic bottles, we are currently negotiating a mutually acceptable early termination of the WIC Contracts with the State of California. We have been informed that future WIC contracts will not be granted on an exclusive basis and that certain manufacturers (including HBC) will be eligible to sell certain qualifying products to WIC participants. The Company is informed and believes that the WIC program intends reducing the total quantity of fruit juice products that will be available to WIC participants. We anticipate that as a consequence of the above, our revenue from these products is likely to be lower in the future. However, we do not believe that such reduction in revenue will have a material impact on our future operations.

In September 2007, we relocated our corporate offices to newly leased offices in Corona, California. In October 2006, we also entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space replaced our previous warehouse and distribution space located in Corona, California.

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the new leased warehouse and distribution space. We are reviewing the feasibility of constructing a new office building on such land, which will replace our existing office space.

We have sublet in excess of 50% of our previous office, warehouse and distribution space for the remainder of that lease term, which expires in October 2010. (See “Part I, Item 2 – Properties”).

Raw Materials and Suppliers

The principal raw materials used by us are aluminum cans, glass bottles and PET plastic bottles as well as juices, sucrose, cane sugar, sucralose, milk and cream, the costs of which are subject to fluctuations. Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The prices of PET plastic bottles and certain aluminum cans increased significantly in 2006 and again in 2007. The prices of glucose, high fructose corn syrup, milk, cream, and certain juice concentrates, particularly apple, increased significantly in 2007. These increased costs, together with increased costs primarily of energy, gas and freight, resulted in increases in certain product costs which are ongoing and are expected to continue to exert pressure on our gross margins in 2008. We are uncertain whether the prices of these or any other raw materials or ingredients will continue to rise in the future.

Generally, raw materials utilized by us in our business are readily available from numerous sources. However, certain raw materials are manufactured by only one company. Sucralose, which is used alone or in combination with Acesulfame-K in our low-calorie products, is purchased by us from a single manufacturer. Certain of our cans are only manufactured by a single company in the United States.

With regard to our Java MonsterTM coffee drinks, the dairy industry is subject to shortages and higher demand from time to time which may result in higher prices.

With regard to fruit juice and juice-drink products, the industry is subject to variability of weather conditions, which may result in higher prices and/or lower consumer demand for juices.

We purchase beverage flavors, concentrates, juices, supplements, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

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

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on selling our products ahead of those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy, coffee and functional beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

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

Our energy drinks, including Hansen’s® energy, Diet Red, Monster Energy®, Lost® Energy™, Joker Mad Energy™, Ace™ Energy, Unbound Energy® and Rumba™ energy juice in 8.3-, 16-, 24- and 32-ounce cans, compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, 180, Extreme Energy Shot, Red Devil, Rip It, NOS, Boo Koo, Vitaminenergy, and many other brands. The Coca-Cola Company and PepsiCo Inc. also market and/or distribute additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault.

Our Java Monster™ line of non-carbonated dairy based coffee drinks compete directly with Starbucks Frappuccino and other coffee drinks, Rockstar Roasted, Caribou Coffee, Cinnabon coffee drinks and Godiva dairy based drinks.

Sales and Marketing

Our sales and marketing strategy is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events in respect of all our beverages and drink mixes. We use our branded vehicles and other promotional vehicles at events at which we distribute our products to consumers for sampling. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products including advertising, in store promotions and in store placement of point of sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCA’s as well as of extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Kawasaki Factory International Moto GP Team, Kenny Bernstein Drag Racing Team, extreme sports figures and athletes, sporting events such as the Monster Energy® Supercross Series, Monster Energy® Pipeline Pro Surfing competition, Winter and Summer X-games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, motocross, freestyle, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, and also participate in product demonstrations, food tasting and other related events. In store posters, outdoor posters, print, radio and television advertising together with price promotions and coupons, may also be used to promote our brands.

Additionally, in 2003 we entered into a multi-year sponsorship agreement to advertise on the new Las Vegas Monorail (“Monorail Agreement”) with the Las Vegas Monorail Company (“LVMC”) which includes the right to vend our Monster Energy® drinks and natural sodas on all stations. The initial term of the Monorail Agreement commenced on January 1, 2005 and has been renewed annually thereafter, with renewals at a lower annual rate. We have renewed the agreement for 2008.

We believe that one of the keys to success in the beverage industry is differentiation such as making our products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time.

Where appropriate we partner with retailers to assist our marketing efforts. For example, while we retain responsibility for the marketing of the Juice Slam® line of children's multi-vitamin juice drinks, Costco has undertaken partial responsibility for the marketing of the Juice Blast® line.

We increased expenditures for our sales and marketing programs by approximately 48% in 2007 compared to 2006. As of December 31, 2007, we employed 713 employees in sales and marketing activities, of which 269 were employed on a full-time basis.

Customers

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for the years ended December 2007, 2006 and 2005 are reflected below. The allocations below reflect changes made by us to the categories historically reported.

	2007	2006	2005
Retail Grocery, specialty chains and wholesalers	8%	12%	19%
Club stores, drug chains & mass merchandisers	14%	14%	11%
Full service distributors	73%	69%	65%
Health food distributors	2%	2%	3%
Other	3%	3%	2%

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), AB, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, Swire Coca-Cola, USA, Costco, The Kroger Co., Safeway Inc. and Albertsons. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 16%, 19% and 18% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 12% of our net sales for each of the years ended December 31, 2007 and 2006, respectively.

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

We own the Hansen’s®, Monster Energy®, M (stylized)® and the M Monster Energy® trademarks. These trademarks are crucial to our business and are registered in the U.S. Patent and Trademark Office and in various countries throughout the world. We own a number of other trademark registrations including, but not limited to, A New Kind a Buzz®, Unleash the Beast!®, Hansen’s Energy®, Blue Energy®, Energade®, Hansen’s E2O Energy Water®, Hansen’s Slim Down®, Power Formula®, The Real Deal®, Liquidfruit®, California’s Natural Choice®, Medicine Man®, Hansen’s Power®, B•Well®, Anti-ox®, D-stress®, Stamina®, Immunejuice®, Hansen’s Natural Multi-Vitamin Juice Slam®, Juice Blast®, Red Rocker®, and Hansen’s Natural Soda® in the United States and, the Monster®, Monster Energy®, M(stylized)®, Hansen’s® and Smoothie® trademarks in a number of countries around the world.

We have applied to register a number of trademarks in the United States and elsewhere including, but not limited to, Monster™, Monster Energy™, M(stylized)™, Assault™, Khaos™, Monster M-80™, Predator™, M Monster Mutant™, Joker Mad Energy™, Ace™, Rumba™, Fizzit™ and Fizz Bomb™, Java Monster™, Mean Bean™, Java Monster Big Black™, Loca Moca™, Chai Hai™, Irish Blend™, Java Monster Russian™, Nut-Up™, Lo-Ball™, The Juice is Loose™, Monster MIXXD™, Monster Heavy Metal™ and Energy Pro™.

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

In October 2006, we acquired the Unbound Energy® trademark which is registered in the United States.

Government Regulation

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether, or to what extent, a warning under this law would have an impact on costs or sales of our products.

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

Employees

As of December 31, 2007, we employed a total of 904 employees of which 448 were employed on a full-time basis. Of our 904 employees, we employ 191 in administrative and operational capacities and 713 persons in sales and marketing capacities. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

Available Information

Our Internet address is www.hansens.com. Information contained on our website is not part of this annual report on Form 10-K. Our annual report on Form 10-K and quarterly reports on Form 10-Q will be made available free of charge on www.hansens.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Hansen Natural Corporation

550 Monica Circle, Suite 201

Corona, CA 92880

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

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, PepsiCo Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods Inc., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores. Our Java Monster™ line of non-carbonated dairy based coffee drinks competes directly with Starbucks Frappuccino and other coffee drinks, Rockstar Roasted, Caribou Coffee, Cinnabon coffee drinks and Godiva dairy based drinks.

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

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment which comprises primarily energy drinks, represented 89.5% of net sales for the year ended December 31, 2007. Any decrease in the sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category. Our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, 180, Extreme Energy Shot, Red Devil, Rip It, Nos, Boo Koo, Vitaminenergy and many other brands. A number of companies who market and distribute iced teas and juice cocktails in different packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements, Arizona, Fuse, and Vitamin Water, have added supplements to their products with a view to marketing their products as “functional” or “energy” beverages or as having functional benefits. In addition, certain large companies such as The Coca-Cola Company and PepsiCo Inc. market and/or distribute products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault. Competitive pressures in the energy drink category could impact our revenues or we could experience price erosion or lower market share, any of which could have a material adverse affect on our business and results.

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

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. Although our production arrangements are generally of short duration or are terminable upon request, in the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited packing facilities in the United States with adequate capacity and/or suitable equipment for many of our products, including Hansen’s® brand energy drinks in 8.3-ounce cans, our PET tea line, Hansens® Sparkling beverages in 10.5-ounce sleek cans, aseptic juice products, juices in 64-ounce PET plastic bottles, Monster Energy®, Lost® Energy™, Ace™, Unbound Energy®, RumbaTM and Joker Mad EnergyTM energy drinks in 8.3-ounce, 16-ounce, 24-ounce and 32-ounce cans, our Java MonsterTM line of non-carbonated dairy based coffee drinks in 15-ounce cans and other products. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could adversely affect our revenues.

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

Two customers accounted for approximately 16% and 12%, and 19% and 12% of our net sales for the years ended December 31, 2007 and 2006, respectively. One customer accounted for approximately 18% of our net sales for the year ended December 31, 2005. A decision by either customer, or any other large customer, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.

The principal raw materials used by us comprise aluminum cans, glass bottles and PET plastic bottles as well as juices, sucrose, cane sugar, sucralose, milk and cream, the costs of which are subject to fluctuations. Due to the consolidations that have taken place in the glass industry over the past few years, the prices of glass bottles continue to increase. The prices of PET plastic bottles and certain aluminum cans increased in 2007. The prices of glucose, high fructose corn syrup, milk, cream and certain juice concentrates, including apple, increased significantly in 2007. These increased costs, together with increased costs primarily of energy and gas and freight resulted in increases in certain product costs, which are ongoing and are expected to continue to exert pressure on our gross margins in 2008. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients will continue to rise in the future and whether we will be able to pass any of such increases on to our customers.

In addition, some of these raw materials, such as a sucralose and certain sizes of cans, are available from a limited number of suppliers. Sucralose, which is used in many of our products including our low-calorie products, is purchased by us from a single manufacturer. While we believe that our 2008 sucralose volume allocation will be sufficient to meet the demand for our products that contain sucralose, we may need to reformulate certain of those products that contain sucralose with alternative sweetener systems to avoid an interruption in supply of those products, should the need arise.

Due to significant cost increases mainly for apple juice concentrate and PET plastic bottles, we are currently negotiating a mutually acceptable early termination of the WIC Contracts with the State of California. We have been informed that future contracts will not be granted on an exclusive basis and that certain manufacturers (including HBC) will be eligible to sell certain qualifying products to WIC participants. The Company is informed and believes that the WIC program intends reducing the total quantity of fruit juice products that will be available to WIC participants. We anticipate that as a consequence of the above, our revenue from these products is likely to be lower in the future.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

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

Many of our packaging supplies contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as resin for PET bottles, aluminum for cans, pulp for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. Accordingly, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

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

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. New statutes and regulations may also be instituted in the future. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or packaging changed, thus adversely affecting our financial condition and operations. California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

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

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailer's inventory levels are too high, our operating results will be adversely affected.

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

Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance for any members of our senior management. We currently have employment agreements with Mr. Sacks, Chairman and Chief Executive Officer and Mr. Schlosberg, President and Chief Financial Officer, which end on December 31, 2008. The loss of services of either of these persons or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions and we may be unable to locate or employ such qualified personnel on acceptable terms.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons and many other factors, many of which are beyond our control. We may be unable to achieve analysts’ earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. During our fiscal year ended December 31, 2007, our stock price high was $68.40 and stock price low was $32.50.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, on February 7, 2008, Mr. Sacks and Mr. Schlosberg together may be deemed to control a maximum of 20.9% of our outstanding common stock. Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control on matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

Our cash flow may not be sufficient to fund our long term goals.

We may be unable to generate sufficient cash flow to support our capital expenditure plans and general operating activities. In addition, the terms and/or availability of our credit facility and/or the activities of our creditors could affect the financing of our future growth.

Our investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2007, we had $12.4 million in cash and cash equivalents and $290.2 million in short- and long-term investments. We have historically invested these amounts in U.S. government agencies, municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). These notes carry a AAA credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. In February 2008, a large portion of the auctions for these auction rate securities failed. There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand. In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is above market rates for similar instruments. The securities for which auctions have failed will continue to accrue interest at the predetermined default rates and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently, these securities have been classified as long-term investments in our consolidated financial statements. However, we anticipate that due to the higher interest rates now payable on certain of these securities and for other reasons, the issuers will take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the higher interest rates now payable on such securities.

If the issuers of these auction rate securities are unable to refinance their debts and call the notes or successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. (See “Part II, Item 7A. - Qualitative And Quantitative Disclosures About Market Risks” and “Part II, Item 8, Note 2 – Short- and Long-Term Investments” in our consolidated financial statements).

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

Several lawsuits have been filed against us and current officers and members of the Board of Directors in connection with our prior stock option practices. These lawsuits are described more fully in Part I, Item 3. “Legal Proceedings” and in Part II, Item 8, Note 9 to our consolidated financial statements contained in this Form 10-K. Defending these lawsuits will result in significant ongoing expenditures and the continued diversion of our management's time and attention from the operation of our business, which could have a negative effect on our business operations.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, which could adversely affect our financial results.

Our business may be negatively impacted by a slowing economy or by unfavorable economic conditions or developments in the United States and/or in other countries in which we operate.

A general slowdown in the economy in the United States or unfavorable economic conditions or other developments may result in decreased consumer demand, business disruption, supply constraints,

foreign currency devaluation, inflation or deflation. A slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate could have an adverse impact on our business results or financial condition. Our foreign sales accounted for 4.0%, 2.8% and 1.3% of our gross sales for the years ended December 31, 2007, 2006 and 2005, respectively.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In September 2007, we relocated our corporate offices to newly leased offices located in Corona, California. In October 2006, we also entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space replaced our previous warehouse and distribution space also located in Corona, California.

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the new leased warehouse and distribution space. We are reviewing the feasibility of constructing a new office building on such land, which will replace the Company’s existing office space.

We have sublet in excess of 50% of our previous office, warehouse and distribution space for the remainder of that lease term, which expires in October 2010.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs. The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs. The trial took place in February 2007 and closing oral submissions took place in June 2007. The Judge has not rendered his decision in the case to date.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. In late June, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit. Mr. Chavez, as the appellant, has filed his opening brief and Hansen’s response has also been filed. The appeal has not been scheduled for hearing.

During 2007, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested that the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement in accordance with its terms.  Gate City has disputed the Company’s right to refuse consent and to terminate the agreement and on February 6, 2008, filed arbitration proceedings to be held in Orange County, California against the Company for damages.  The Company disputes liability and is defending the claim.

We are subject to litigation from time to time in the normal course of business, including claims from terminated distributors. Although it is not possible to predict the outcome of such litigation, based on the facts known to us and after consultation with counsel, management believes that such litigation in the aggregate will likely not have a material adverse effect on our financial position or results of operations.

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company’s past stock option grants were filed by parties identifying themselves as shareholders of Hansen. These lawsuits name as defendants certain of Hansen’s current and former employees, officers and directors, and name Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of California, County of Riverside. Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California. On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, which appointed lead and local counsel and restyled the action as In re Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”). On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint. On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed. On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) (the “Delaware Derivative Action”). Pursuant to a stipulation among the parties that was so ordered by the Court on May 25, 2007, the Chandler and Plotkin actions filed in the Superior Court of California were consolidated (the “California Derivative Action”) and were stayed for all purposes until February 29, 2008.

Plaintiffs in each of the Federal Derivative Action, the Delaware Derivative Action and the California Derivative Action, who purport to bring suit on behalf of the Company, have made no demand on the Board of Directors and allege that such demand is excused. The complaints in the derivative actions generally allege, among other things, that by improperly dating certain Hansen stock option grants, defendants breached their fiduciary duties, wasted corporate assets, unjustly enriched themselves and violated federal and California statutes. Plaintiffs seek, among other things, unspecified damages to be paid to Hansen, corporate governance reforms, an accounting, rescission, restitution and the creation of a constructive trust.

In the Summer of 2007, the Company and the individual defendants moved to dismiss the Federal Derivative Action and the Delaware Derivative Action. Thereafter, the parties to the Federal Derivative Action and the Delaware Derivative Action engaged in settlement negotiations, and have now entered into a Stipulation and Agreement of Settlement dated February 25, 2008 (the “Stipulation”) providing for the settlement and dismissal of the Federal Derivative Action and the Delaware Derivative Action (the “Settlement”). The Stipulation was filed with the U.S. District Court for the Central District of California on February 25, 2008. The Settlement is subject to the U.S. District Court’s approval following a hearing at which shareholders will have the opportunity to object. The District Court will then decide whether to approve the Settlement as fair, adequate and in the best interest of Hansen’s shareholders. On February 28, 2008, the District Court preliminarily approved the Settlement and scheduled the settlement hearing for May 5, 2008. There can be no guarantee that the Settlement will be finalized and receive the required approval from the District Court.

As part of the Settlement, the Company has agreed to maintain certain previously adopted changes relating to its stock option granting procedures, and to adopt certain other changes in its procedures and corporate governance practices (the “Corporate Reforms”). Hansen has agreed to keep these Corporate Reforms in place for a period of at least two years, subject to certain conditions. The Settlement further provides for plaintiffs’ counsel to apply to the Court for an award of attorneys’ fees in the amount of $437,500. The Company has agreed not to object to this application. All attorneys’ fees will be paid exclusively by the Company’s insurance carrier. Aside from attorneys’ fees, the Settlement contemplates no payments by or to the Company or by the individual defendants.

Under the Settlement, plaintiffs will give a full release on behalf of the Company and its shareholders covering all claims that were or could have been brought in the Federal and Delaware Derivative Actions as well as all claims that arise out of or are based upon or relate to the allegations, transactions or facts involved in the complaints filed in those actions. The defendants make no admission of wrongdoing under the Settlement and expressly deny each and every claim and allegation made against them in the derivative actions, including, but not limited to, any allegation of manipulation or illegal backdating of stock options.

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

The consolidated class action complaint superseded all previously filed class action complaints and became the operative complaint to which the Company had to respond. Lead Plaintiff alleged, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants (collectively, the “Defendants”) made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiff sought an unspecified amount of damages.

On June 25, 2007, the Defendants moved to dismiss the consolidated class action complaint. On October 16, 2007, the District Court granted the Defendants’ motions to dismiss the consolidated class action complaint with prejudice and without leave to amend. The Court then entered final judgment in favor of the Defendants, and the time within which to appeal the judgment has expired.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on November 9, 2007. At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Withheld
Rodney C. Sacks	75,693,456	2,535,551
Hilton H. Schlosberg	73,522,426	4,706,581
Benjamin M. Polk	72,626,482	5,602,525
Norman C. Epstein	72,945,418	5,283,589
Harold C. Taber, Jr.	70,587,110	7,641,897
Mark S. Vidergauz	74,471,872	3,757,135
Sydney Selati	74,857,006	3,372,001

In addition, at the meeting our stockholders approved the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Amended Option Plan”) by a vote of 49,522,892 for, 17,115445 against, 71,059 abstaining and 11,489,813 broker non-votes. The Company informed Nasdaq that such stockholder approval was obtained.

In addition, at the meeting our stockholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the year ended December 31, 2007, by a vote of 77,373,833 for, 604,319 against, 250,856 abstaining and zero broker non-votes.

PART II

ITEM 5.            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007 the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, HANS. As of February 7, 2008, there were 93,292,791 shares of the Company’s common stock outstanding held by approximately 409 holders of record.

Stock Price and Dividend Information

The following table sets forth high and low bid closing quotations of our common stock for the periods indicated (as adjusted for the stock split that occurred on July 7, 2006) (see Part II, Item 8, Note 1 to our consolidated financial statements contained in this Form 10-K):

Year Ended December 31, 2007	High	Low
First Quarter	$42.24	$32.50
Second Quarter	$46.44	$36.04
Third Quarter	$57.96	$38.50
Fourth Quarter	$68.40	$38.25

Year Ended December 31, 2006	High	Low
First Quarter	$31.72	$19.40
Second Quarter	$50.53	$30.29
Third Quarter	$52.72	$26.06
Fourth Quarter	$35.57	$24.75

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,461,750	$7.91	6,815,700
Equity compensation plans not approved by stockholders	-	-	-
Total	9,461,750	$7.91	6,815,700

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1 Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2002. The Company’s new self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Leading Brands, Inc., Jones Soda Company and Cott Corporation.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 2003 through 2007 and the balance sheet data as of December 31, for the years indicated, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K.

(in thousands, except per share information)	2007	2006	2005	2004	2003
Gross sales*	$ 1,025,795	$ 696,322	$ 415,417	$ 224,098	$ 135,655

Net sales	$ 904,465	$ 605,774	$ 348,886	$ 180,341	$ 110,352

Gross profit	$ 468,013	$ 316,594	$ 182,543	$ 83,466	$ 43,775

Gross profit as a percentage to net sales	51.7%	52.3%	52.3%	46.3%	39.7%
Operating income	$ 230,986	$ 158,579	$ 103,443	$ 33,886	$ 9,826

Net income	$ 149,406	$ 97,949	$ 62,775	$ 20,387	$ 5,930

Net income per common share:
Basic	$ 1.64	$ 1.09	$ 0.71	$ 0.24	$ 0.07
Diluted	$ 1.51	$ 0.99	$ 0.65	$ 0.22	$ 0.07

Total assets	$ 544,603	$ 308,372	$ 163,890	$ 82,022	$ 47,997

Long-term debt	$ 663	$ 303	$ 525	$ 583	$ 602

Stockholders’ equity	$ 422,167	$ 225,084	$ 125,509	$ 58,571	$ 35,050

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

•	Market Risks – Information about market risks and risk management. (See “Forward Looking Statements” and “Part II, Item 7A. - Qualitative and Quantitative Disclosures About Market Risks”).

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices and flavored sparkling beverages under the Hansen’s® brand name. We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice. We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. Our fruit juices for toddlers are marketed under the Junior Juice® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events. We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Kawasaki Factory International Moto GP Team, Kenny Bernstein Drag Racing Team, extreme sports figures and athletes, sporting events such as the Monster Energy® Supercross Series, the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, marathons, 10k runs, bicycle races, volleyball tournaments and other health and sports related activities, including extreme sports, particularly supercross, motocross, freestyle, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events. In store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During 2007, we continued to expand our existing product lines and further develop our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

During the second quarter of 2006, we entered into the Off-Premise Agreements with AB. Under the Off-Premise Agreements, select AB Distributors distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties. We intend to continue building our national distributor network primarily with select AB distributors as well as with our sales force throughout 2007 to support and grow the sales of our products.

On April 28, 2006, HBC entered into a distribution agreement with Cadbury Bebidas for exclusive distribution by Cadbury Bebidas throughout Mexico, excluding Baja California, of our Monster Energy® and Lost® Energy™ energy products.

On February 8, 2007, HBC entered into the On-Premise Agreement with AB. Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

On March 1, 2007, HBC entered into a distribution agreement with Pepsi Canada for the exclusive distribution by Pepsi Canada throughout Canada of our Monster Energy®, Lost® Energy™ and Hansen’s® energy products.

As discussed under Review of Historic Stock Option Granting Practices in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-Q for the quarter ended March 31, 2007, a special committee of our Board of Directors concluded its review of our stock option grants and granting practices. In connection with this review, related litigation and other related matters, we incurred professional service fees of $9.8 million (net of $2.5 million insurance reimbursements) and $3.8 million for the years ended December 31, 2007 and 2006, respectively. No related costs were incurred for the year ended December 31, 2005.

The following table summarizes the selected items discussed above for the years ended December 31, 2007 and 2006:

	2007	2006
	(In Thousands)	(In Thousands)
Deferred Revenue:
Receipts from newly appointed AB distributors	$ 21,029	$ 20,851

Recognized Revenue	$ 1,916	$ 411

Operating Expenses:
Termination payments to prior distributors	$ 15,266	$ 12,728
Professional fees associated with the review of stock option grants and granting practices, related litigation and other related matters	$ 9,760¹	$ 3,753

¹net of $2.5 million insurance reimbursements

As a result of the late filings of our Form 10-Q for the quarter ended September 30, 2006, our Form 10-K for the fiscal year ended December 31, 2006, and our Form 10-Q for the three-months ended March 31, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have been current in our reporting obligations for a period of approximately one year. We expect to be eligible to register our securities on Form S-3 after July 1, 2008. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. However, we are still eligible to register our securities on Form S-1. If we fail to timely file a future periodic report with the SEC and our stock were to be delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

We again achieved record gross sales in 2007. The increase in gross sales in 2007 was primarily attributable to increased sales volume of certain of our existing products, particularly our Monster Energy® brand energy drinks and to sales by volume or our Java Monster TM line of non-carbonated dairy based coffee drinks. The percentage increase in gross sales was lower than the percentage increase in net sales, primarily due to a decrease in promotional and other allowances as a percentage of gross sales, which decreased from 13.0% to 11.8%. The actual amount of promotional and other allowances increased to $121.3 million from $90.5 million for the years ended December 31, 2007 and December 31, 2006, respectively.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Competitive pressure in the “energy drink” category could adversely affect our operating results. (See “Part I, Item 1A. - Risk Factors”)

During the fourth quarter of 2007, we announced a price increase for our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. We estimate that approximately 7% to 8% of our gross sales for the fourth quarter of 2007 were attributable to purchases made by our customers in advance of such price increases. We did not limit the amount of purchases our customers could execute at our existing 2007 fourth quarter prices. As a result, our future sales and operating results may be negatively impacted as a result of higher than normal distribution channel inventory levels. (See “Part I, Item 1A. - Risk Factors”)

Gross sales shipped outside of California represented 72.0%, 67.8% and 61.5% of our gross sales, for the years ended December 31, 2007, 2006 and 2005, respectively. Gross sales to customers outside the United States amounted to $41.0 million, $19.3 million and $5.6 million for the years ended

December 31, 2007, 2006 and 2005, respectively. Such sales were approximately 4.0%, 2.8% and 1.3% of gross sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for 2007, 2006 and 2005 are reflected below. The allocations below reflect changes made by the Company to the categories historically reported.

	2007	2006	2005
Retail Grocery, specialty chains and wholesalers	8%	12%	19%
Club stores, drug chains & mass merchandisers	14%	14%	11%
Full service distributors	73%	69%	65%
Health food distributors	2%	2%	3%
Other	3%	3%	2%

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), AB, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, Swire Coca-Cola, USA, Costco, The Kroger Co., Safeway Inc. and Albertsons. A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 16%, 19% and 18% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 12% of the Company’s net sales for each of the years ended December 31, 2007 and 2006, respectively.

In October 2006, we acquired the Unbound Energy® trademark and assumed the production, marketing and sale of Unbound Energy® energy drinks in 16-ounce cans. We subsequently introduced a lo-carb and juice version in 16-ounce cans.

During 2004, we entered into exclusive WIC Contracts with the State of California to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The WIC Contracts commenced on July 12, 2004 and were due to expire in July 2007. The parties mutually agreed to extend the WIC Contracts until July 11, 2008. WIC-approved items are stocked by the grocery trade and by WIC-only stores. Products are purchased by WIC consumers with vouchers given by the DHS to qualified participants. Due to significant cost increases mainly for apple juice concentrates and PET plastic bottles, we are currently negotiating a mutually acceptable earlier termination of the WIC Contracts with the State of California. We have been informed that future WIC contracts will not be granted on an exclusive basis and that certain manufacturers (including HBC) will be eligible to sell certain qualifying products to WIC participants. The Company is informed and believes that the WIC program intends reducing the total quantity of fruit juice products that will be available to WIC participants. We anticipate that as a consequence of the above, our revenue from these products is likely to be lower in the future. However, we do not believe that such reduction in revenue will have a material impact on our future operations. (See “Part I, Item 1. Business – Manufacture and Distribution”).

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•	Profitable Growth – We believe functional, better for you brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth. We continue to broaden our family of brands. In particular, we are expanding and growing our specialty beverages and energy drinks to provide more alternatives to consumers. We are focused on maintaining profit margins. We believe that tailored brand, package, price and channel strategies help achieve profitable growth. We are implementing these strategies with a view to accelerating profitable growth.

•

Cost Management – The principal focus of cost management will continue to be on supplies and cost reduction. One key area of focus, for example, is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues. Another key area of focus is the reduction in inventory levels. However, due to the expansion in the number of our products, increased sales levels in 2007, and the conclusion of the agreements with AB, overall inventory levels increased. During 2007, the costs of PET plastic bottles and certain aluminum cans, as well as the costs of glucose, high fructose corn syrup, certain juice concentrates, including apple, and certain packaging and freight costs also increased.

•

Efficient Capital Structure – Our capital structure is intended to optimize our costs of capital. We believe our strong capital position, our ability to raise funds if necessary at low effective cost and overall low costs of borrowing provide a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented, will result in (1) maintaining our gross profit margin; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profits, operating income, and net income and net income per share represent key measurements of the above value drivers. In 2007, gross sales totaled $1,025.8 million, a 47.3% increase over 2006. Net sales totaled $904.5 million in 2007, an increase of 49.3% over 2006. Gross profit totaled $468.0 million in 2007, a 47.8% increase from 2006. Operating income totaled $231.0 million in 2007, an increase of 45.7% from 2006. Net income totaled $149.4 million in 2007, a 52.5% increase from 2006. Net income per diluted share was $1.51 as compared to net income per diluted share of $0.99 in 2006. These measurements will continue to be a key management focus in 2008 and beyond. See also “Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.”

In 2007, the Company had working capital of $187.3 million compared to $212.3 million as of December 31, 2006. In 2007, our net cash provided by operating activities was approximately $135.5 million as compared to $76.4 million in 2006. Principal uses of cash flows are purchases of inventory, increases in accounts receivable and other assets, acquisition of property and equipment and trademarks. Payment of accounts payable and income taxes payable are expected to be and remain our principal recurring use of cash and working capital funds. (See also “Part II, Item 7. - Liquidity and Capital Resources”).

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

In addition, other key challenges and risks that could impact our company’s future financial results include, but are not limited to:

•	the impact of the slowing economy in the United States and other countries in which we operate;

•	maintenance of our brand images and product quality;

•	profitable expansion and growth of our family of brands in the competitive market place (See also “Part I, Item 1. - Business - Competition and Sales and Marketing”);

•	restrictions on imports and sources of supply; duties or tariffs; changes in government regulations;

•	protection of our existing intellectual property portfolio of trademarks and the continuous pursuit of new and innovative trademarks for our expanding product lines;

•

limitations on available quantities of sucralose, a non-caloric sweetener that is used in many of our beverage products, due to demand for such sweetener exceeding the supplier’s production capacity, as well as limitations on available quantities of certain package containers such as the 24-ounce cap can, the 32-ounce can and copacking availability;

•	the imposition of additional restrictions.

(See also “Part I, Item 1A. - Risk Factors”) for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

•	growth potential for the alternative beverage category including energy drinks, sparkling beverages, carbonated soft drinks, juices and juice drinks, sports drinks and water;

•	new product introductions intended to contribute to higher profitability;

•	premium packages intended to generate strong revenue growth;

•	significant package, pricing and channel opportunities to maximize profitable growth;

•	proper positioning to capture industry growth; and

•	broadening distribution/expansion opportunities.

Results of Operations

				Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05
Gross sales, net of discounts & returns *	$ 1,025,795	$ 696,322	$ 415,417	47.3%	67.6%
Less: Promotional and other allowances**	121,330	90,548	66,531	34.0%	36.1%
Net sales	904,465	605,774	348,886	49.3%	73.6%
Cost of sales	436,452	289,180	166,343	50.9%	73.8%
Gross profit	468,013	316,594	182,543	47.8%	73.4%
Gross profit margin as a percentage of net sales	51.7%	52.3%	52.3%

Operating expenses	237,027	158,015	79,100	50.0%	99.8%

Operating expenses as a percentage of net sales	26.2%	26.1%	22.7%

Operating income	230,986	158,579	103,443	45.7%	53.3%
Operating income as a percent of net sales	25.5%	26.2%	29.6%

Interest and other income, net	8,770	3,660	1,351	139.6%	170.9%
Income before provision for income taxes	239,756	162,239	104,794	47.8%	54.8%

Provision for income taxes	90,350	64,290	42,019	40.5%	53.0%

Net income	$ 149,406	$ 97,949	$ 62,775	52.5%	56.0%
Net income as a percent of net sales	16.5%	16.2%	18.0%

Net income per common share:
Basic	$ 1.64	$ 1.09	$ 0.71	50.3%	53.0%
Diluted	$ 1.51	$ 0.99	$ 0.65	52.6%	52.9%

Case sales (in thousands) (in 192-ounce case equivalents)
	98,453	72,740	48,214	35.3%	50.9%

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

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Gross Sales.* Gross sales were $1,025.8 million for the year ended December 31, 2007, an increase of approximately $329.5 million or 47.3% higher than gross sales of $696.3 million for the year ended December 31, 2006. The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004) and Monster Energy® KhaosTM energy drinks (introduced in August 2005), as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007), Monster M-80TM energy drinks (introduced in March 2007), Monster MIXXD™ energy drinks (introduced in December 2007) and Monster Heavy Metal™ energy drinks (introduced in November 2007). To a lesser extent, the increase in gross sales was attributable to increased sales by volume of apple juice and juice blends, aseptic juices, Unbound Energy® energy drinks (introduced in October 2006) and Junior Juice® aseptic juices. The increase in gross sales was partially offset by decreased sales by volume of Lost Energy® drinks (introduced in January 2004), iced teas, Joker Mad Energy™ drinks (introduced in January 2005) and Hansen's® fruit juice smoothies. Changes in pricing did not have a material impact on the increase in gross sales for the year ended December 31, 2007. However, during the fourth quarter of 2007, we announced a price increase for our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. We estimate that approximately 7% to 8% of our gross sales for the fourth quarter of 2007 were attributable to purchases made by our customers in advance of such price increases. Promotional and other allowances were $121.3 million for 2007, an increase of $30.8 million or 34.0% higher than promotional and other allowances of $90.5 million for 2006. Promotional and other allowances as a percentage of gross sales decreased to 11.8% in 2007 from 13.0% in 2006. As a result, the percentage increase in gross sales in 2007 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $904.5 million for the year ended December 31, 2007, an increase of approximately $298.7 million or 49.3% higher than net sales of $605.8 million for the year ended December 31, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault™ energy drinks and Monster Energy® Khaos™ energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks, Monster M-80™ energy drinks, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and juice blends, aseptic juices, sodas and Junior Juice® aseptic juices. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks, iced teas, Joker Mad Energy™ drinks, smoothies in cans and Hansen’s® energy drinks. Changes in pricing did not have a material impact on the increase in net sales for the year ended December 31, 2007. However, during the fourth quarter of 2007, we announced a price increase to our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. We estimate that approximately 7% to 8% of our net sales for the fourth quarter of 2007 were attributable to purchases made by our customers in advance of such  price increases.

Case sales, in 192-ounce case equivalents, were 98.5 million cases for the year ended December 31, 2007, an increase of 25.7 million cases or 35.3% higher than case sales of 72.7 million cases for the year ended December 31, 2006. The overall average net sales price per case increased to $9.19 for 2007 or 10.3% higher than the average net sales price per case of $8.33 for 2006. The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $809.8 million for year ended December 31, 2007, an increase of approximately $295.5 million or 57.5% higher than net sales of $514.3 million for the year ended December 31, 2006. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® AssaultTM energy drinks and Monster Energy® KhaosTM energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80TM energy drinks. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks and Joker Mad Energy™ drinks. Changes in pricing within the DSD segment did not have a material impact on the increase in net sales for the year ended December 31, 2007. However, during the fourth quarter of 2007, we announced a price increase to our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. We estimate that approximately 7% to 8% of our net sales for the fourth quarter of 2007 were attributable to purchases made by our customers in advance of such price increases.

Net sales for the Warehouse segment were $94.7 million for the year ended December 31, 2007, an increase of approximately $3.2 million or 3.5% higher than net sales of $91.5 million for the year ended December 31, 2006. The increase in net sales was primarily attributable to increased sales by volume of apple juice and juice blends, aseptic juices, sodas and Junior Juice® aseptic juices. The increase in net sales was partially offset by decreased sales by volume primarily of iced teas, smoothies in cans and Hansen’s® energy drinks. Changes in pricing within the Warehouse segment did not have a material impact on the increase in net sales for the year ended December 31, 2007.

Gross Profit.*** Gross profit was $468.0 million for the year ended December 31, 2007, an increase of approximately $151.4 million or 47.8% higher than the gross profit of $316.6 million for the year ended December 31, 2006. Gross profit as a percentage of net sales was 51.7% for 2007 as compared to 52.3% for 2006. Increases in sales volumes contributed to the increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of certain packages that have lower gross profit margins. To a lesser extent, the decrease in gross profit as a percentage of net sales was also attributable to an increase in the cost of certain raw materials including certain sweeteners, certain containers and packaging materials and certain juice concentrates and increased reserves for slow moving and obsolete inventory. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment, a decrease in promotional and other allowances as a percentage of gross sales.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses. Total operating expenses were $237.0 million for the year ended December 31, 2007, an increase of approximately $79.0 million or 50.0% higher than total operating expenses of $158.0 million for the year ended December 31, 2006. Total operating expenses as a percentage of net sales was 26.2% for 2007, slightly higher than 26.1% for 2006. The increase in operating expenses in dollars was partially attributable to increased out-bound freight and warehouse costs of $8.7 million primarily due to increased volume of shipments, increased expenditures of $18.4 million for sponsorships and endorsements, increased expenditures of $10.3 million for commissions and royalties, increased expenditures of $4.9 million for sampling programs, increased payroll expenses of $12.1 million, increased expenditures of $8.6 million for professional services costs, including legal and accounting fees, and increased expenditures of $2.5 million relating to the costs associated with terminating existing distributors. Included in legal and accounting fees are costs of $9.8 million (net of $2.5 million insurance reimbursements) in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of $15.3 million and $12.7 million for 2007 and 2006, respectively, attributable to the costs associated with terminating existing distributor and exlcusive of expenditures of $9.8 million (net of 2.5 million in insurance reimbursements) and $3.8 million for 2007 and 2006, respectively in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 23.4% for both 2007 and 2006.

Contribution Margin. Contribution margin for the DSD segment was $281.6 million for the year ended December 31, 2007, an increase of approximately $93.8 million or 49.9% higher than contribution margin of $187.9 million for the year ended December 31, 2006. The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster M-80TM energy drinks. Contribution margin for the Warehouse segment was $3.9 million for the year ended December 31, 2007, a decrease of approximately $2.2 million or 36.3% lower than contribution margin of $6.1 million for year ended December 31, 2006. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of increased costs of raw materials and production.

Operating Income. Operating income was $231.0 million for the year ended December 31, 2007, an increase of approximately $72.4 million or 45.7% higher than operating income of $158.6 million for the year ended December 31, 2006. Operating income as a percentage of net sales decreased to 25.5% for 2007 from 26.2% for 2006. The increase in operating income was primarily due to an increase in gross profit of $151.4 million. The decrease in operating income as a percentage of net sales was primarily attributable to increased cost of sales as a percentage of net sales. Operating income, exclusive of recognition of deferred revenue of $1.9 million and $0.4 million for 2007 and 2006, respectively, attributable to the AB Distribution agreements entered into with newly appointed AB Distributors, exclusive of expenditures of $15.3 million and $12.7 million for 2007 and 2006, respectively, attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $9.8 million (net of $2.5 million insurance reimbursements) and $3.8 for 2007 and 2006, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, was 28.2% for 2007 as compared to 28.9% for 2006.

Interest and Other Income, net. Net interest and other income was $8.8 million for the year ended December 31, 2007, an increase of $5.1 million from net interest and other income of $3.7 million for the year ended December 31, 2006. The increase in net interest and other income was primarily attributable to increased interest revenue earned on our cash balances and short- and long-term investments, which have increased significantly over the prior year.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2007 was $90.3 million, as compared to provision for income taxes of $64.3 million for the year ended December 31, 2006. The effective combined federal and state tax rate for 2007 was 37.7%, which was lower than the effective tax rate of 39.6% for 2006. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that is exempt from federal income taxes and a reduction in federal taxes attributable to the domestic production tax deduction. This decrease was partially offset by stock-based compensation relating to incentive stock options that is not deducted for federal or state income tax purposes.

Net Income. Net income was $149.4 million for the year ended December 31, 2007, an increase of $51.5 million or 52.5% higher than net income of $97.9 million for the year ended December 31, 2006. The increase in net income was primarily attributable to an increase in gross profit of $151.4 million and, to a lesser extent, an increase in net interest and other income of approximately $5.1 million. This was partially offset by an increase in operating expenses of $79.0 million and an increase in provision for income taxes of $26.1 million.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Gross Sales.* Gross sales were $696.3 million for the year ended December 31, 2006, an increase of approximately $280.9 million or 67.6% higher than the $415.4 million gross sales for the year ended December 31, 2005. The increase in gross sales for 2006 was primarily attributable to increased sales volumes of certain of our existing products, including the full year sales of Monster Energy® KhaosTM energy drinks which were introduced in August 2005. Promotional and other allowances were $90.5 million for 2006 an increase of $24.0 million or 36.1% higher than promotional and other allowances of $66.5 million for 2005. Promotional and other allowances as a percentage of gross sales decreased from 16.0% in 2005 to 13.0% in 2006. As a result the percentage increase in gross sales in 2006 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $605.8 million for the year ended December 31, 2006, an increase of approximately $256.9 million or 73.6% higher than net sales of $348.9 million for the year ended December 31, 2005. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® AssaultTM energy drinks, as well as sales of Monster Energy® KhaosTM energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of teas, lemonades and juice cocktails, Lost® Energy™ drinks, sports drinks, Rumba™ brand energy juice, Junior Juice®, Ace™ energy drinks and Unbound Energy® energy drinks. The increase in net sales was partially offset by decreased sales by volume primarily of Hansen’s® energy drinks, smoothies in cans and Energade® energy sports drinks.

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

***Gross Profit – see definition above.

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

General and administrative expenses were $62.7 million for the year ended December 31, 2006, an increase of approximately $34.4 million or 121.6% higher than general and administrative expenses of $28.3 million for the year ended December 31, 2005. General and administrative expenses as a percentage of net sales for 2006 were 10.4%, which was higher than general and administrative expenses as a percentage of net sales of 8.1% for 2005. The increase in general and administrative expenses was primarily attributable to the costs associated with terminating existing distributors of $12.7 million, stock compensation expense of $8.3 million as a result of our adoption of Statement of Financial Accounting Standards (SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which was not expensed in the previous year including a cumulative adjustment of $1.3 million related to stock based compensation and related charges (See Part II, Item 8, Note 9, “Commitments and Contingencies – Other”), an increase in payroll expenses of $5.3 million, and an increase of $5.2 million in professional services costs, including legal and accounting fees. Included in legal and accounting fees are costs of $3.8 million relating to the Company’s special investigation of stock option grants.

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

Interest and Other Income, net. Net interest and other income was $3.7 million for the year ended December 31, 2006, an increase of $2.3 million from net interest income of $1.4 million for the year ended December 31, 2005. The increase in net interest and other income was primarily attributable to increased interest revenue earned on the Company’s invested cash balances which have increased significantly over the year.

Provision for Income Taxes. Provision for income taxes for the year ended December 31, 2006 was $64.3 million as compared to provision for income taxes of $42.0 million for the year ended December 31, 2005. The effective combined federal and state tax rate for 2006 was 39.6%, which was lower than the effective tax rate of 40.1% for 2005. The decrease in the effective tax rate was primarily attributable to certain interest income earned on securities that are exempt from federal income taxes and certain federal tax credits relating to export sales, and to a lesser extent, a decrease in state taxes due to the apportionment of sales to various states outside of California which have lower state tax rates. This decrease was partially offset by stock-based compensation relating to incentive stock options for which we received no tax benefit.

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

Liquidity and Capital Resources

Cash flows provided by operating activities –Net cash provided by operating activities was $135.5 million for the year ended December 31, 2007, as compared to $76.4 million in the comparable period in 2006. For 2007, cash provided by operating activities was primarily attributable to net income earned of $149.4 million and adjustments for certain non-cash expenses consisting of $10.2 million of share-based compensation and $2.1 million of depreciation and other amortization. In 2007, cash provided by operations also increased due to a $31.8 million increase in income taxes payable, a $22.4 million increase in accounts payable, a $19.1 million increase in deferred revenue and a $1.5 million increase in accrued compensation. In 2007, cash provided by operating activities was reduced due to a $29.5 million increase in tax benefit from exercise of stock options, a $26.7 million increase in accounts receivable, a $21.1 million increase in inventories, a $14.2 million increase in deferred income taxes, a $0.1 million decrease in accrued liabilities and a $3.2 million decrease in customer deposit liabilities. The increase in accounts receivable was attributable to increased sales volumes as well as to increased sales to certain classes of customers who have longer payment terms. The increase in inventory is attributable to the addition of new copackers and warehouses, the introduction of new products and planned inventory levels to meet consumer demand.

Cash flows used in investing activities – Net cash used in investing activities was $194.7 million for the year ended December 31, 2007, as compared to $95.2 million used in investing activities in the comparable period in 2006. For 2007, cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale and held-to-maturity investments. Cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as wells as certain leasehold improvements. Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short- and long-term investments and for other corporate purposes. Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of the Company’s brands.

At December 31, 2007, we had $12.4 million in cash and cash equivalents and $290.2 million in short- and long-term investments. We have historically invested these amounts in U.S. government agencies, municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Our short-term investments include variable rate demand notes. Although the underlying maturities of these securities are long-term in nature, the investments are classified as short-term because they contain a ‘put’ feature which allows the holder to tender the securities at par on seven days notice. The ‘put’ feature is supported by a letter of credit or standby purchase agreement provided by a highly-rated commercial bank. The notes are issued by municipalities and other tax-exempt entities and the interest rate payable on these investments resets on a weekly basis. All of our short-term investments are held by major financial institutions.

Our long-term investments are comprised of auction rate securities. These notes carry a AAA credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. In February 2008, a large portion of the auctions for these auction rate securities failed. There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand. In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is above market rates for similar instruments. The securities for which auctions have failed will continue to accrue interest at the predetermined default rates and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently these securities have been classified as long term investments in our consolidated financial statements. However, we anticipate that due to the higher interest rates now payable on certain of these securities and for other reasons, the issuers will take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the higher interest rates now payable on such securities.

If the issuers of these auction rate securities are unable to refinance their debts and call the notes or successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. (See also “Part I, Item 1A. Risk Factors- Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments” and “Part I, Item 7A. Quantitative and Qualitative Disclosures about Market Risks”).

Cash flows provided by (used in) financing activities – Net cash provided by financing activities was $36.6 million for the year ended December 31, 2007, as compared to net cash used in financing activities of $7.7 million for the comparable period in 2006. For 2007, cash provided by financing activities was primarily attributable to a $29.5 million tax benefit in connection with the exercise of certain stock options and proceeds of $8.2 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

Debt and other obligations – HBC has entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2008. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. We had no outstanding borrowings on this line of credit at December 31, 2007. Letters of credit issued on behalf of the Company totaling $0.3 million under this credit facility were outstanding as of December 31, 2007.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios. The Company was in compliance with its covenants at December 31, 2007.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments. (See also “Part II, Item 8 - Note 9, Commitments & Contingencies”).

Purchase commitments include obligations made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of December 31, 2007:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$ 45,317	$ 26,052	$ 17,552	$ 1,713	$ -
Capital Leases	663	663	-	-	-
Operating Leases	23,482	3,338	8,024	4,533	7,587
Purchase Commitments	7,428	7,428	-	-	-
	$ 76,890	$ 37,481	$ 25,576	$ 6,246	$ 7,587

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis. The Company’s maximum liability under this agreement is $6.0 million, subject to compliance by Rexam with a number of conditions under this agreement.

Management believes that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, debt servicing, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on the Company’s current plans, at this time the Company estimates that capital expenditures are likely to be less than $10.0 million through December 2008. However, future business opportunities may cause a change in this estimate.

In September 2007, we relocated our corporate offices to newly leased offices in Corona, California. In October 2006, we also entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months, commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space replaced our previous warehouse and distribution space also located in Corona, California.

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the newly leased warehouse and distribution space. We are reviewing the feasibility of constructing a new office building on such land, which will replace our existing office space.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

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

Long-Lived Assets –Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairments were identified as of December 31, 2007.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns in its own right, a number of other trademarks in the United States, as well as in a number of countries around the world. The Company also owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions on SFAS No. 142, the Company discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over one to 25 years.

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach. However, preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the year ended December 31, 2007, the estimated fair values of trademarks exceeded the carrying value.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The Company has determined that the functional currency of its subsidiary should be its local currency. The accounts of this foreign subsidiary have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recognized in interest and other income, net, at the time they occur. Gains and losses incurred during the year ended December 31, 2007 were insignificant.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to the Company’s products passes to customers upon delivery of the products to customers. Certain of the Company’s distributors may also perform a separate function as a copacker on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are copacked on the Company’s behalf by those copackers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, commissions, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of the Company’s prior distributors, entertainment, insurance, postage, depreciation and other general and administrative costs.

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

Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB has deferred the implementation of SFAS No. 157 by one year for certain non-financial assets and liabilities such that this will be effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No.159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

The Company’s quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for Hansen’s products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of Hansen’s products expands outside of California. The Company’s experience with its energy drink products, suggests that they are less seasonal than traditional beverages. As the percentage of the Company’s sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and changes in and/or increased advertising and promotional expenses. (See also “Part I, Item 1. – Business – Seasonality”).

	2007	2006	2005	2004	2003
Unit Case Volume / Case Sales (in Thousands)
Quarter 1	19,396	14,974	9,295	5,368	4,219
Quarter 2	26,950	19,136	12,368	7,605	5,356
Quarter 3	26,450	21,176	13,983	8,916	6,221
Quarter 4	25,657	17,454	12,568	7,871	4,625
Total	98,453	72,740	48,214	29,760	20,421

Net Revenues (in Thousands)
Quarter 1	$ 165,853	$ 119,746	$ 60,014	$ 31,299	$ 22,086
Quarter 2	244,763	156,037	85,441	46,064	28,409
Quarter 3	247,211	178,647	105,421	52,641	33,291
Quarter 4	246,638	151,344	98,010	50,337	26,566
Total	$ 904,465	$ 605,774	$ 348,886	$ 180,341	$ 110,352

Average Price per Case
Quarter 1	$ 8.55	$ 8.00	$ 6.46	$ 5.83	$ 5.23
Quarter 2	9.08	8.15	6.91	6.06	5.30
Quarter 3	9.35	8.44	7.54	5.90	5.35
Quarter 4	9.61	8.67	7.80	6.40	5.74
Total	$ 9.19	$ 8.33	$ 7.24	$ 6.06	$ 5.40

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

•	The outcome of future auctions of auction rate securities;
•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	The Company’s ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and the Company’s ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;
•	The introduction of new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	The Company’s ability to sustain the current level of sales of our Monster Energy® brand energy drinks;
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

•

The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, 16-ounce cans, 24-ounce cans and 32-ounce cans, smoothies in 11.5-ounce cans, Monster Energy®, Lost® Energy™ drinks, Joker Mad EnergyTM energy drinks, Ace™ energy drinks and Unbound Energy® energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce cans, RumbaTM energy juice in

16-ounce cans, the Java MonsterTM line of non-carbonated dairy based coffee drinks in 15-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging and other products;

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar, glucose, sucrose, milk and cream, and high fructose corn syrup, which are used in many of the Company’s products), changes in interest rates on the Company’s long-term debt and limited availability of certain raw materials such as sucralose. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, including, but not limited to, cans, PET plastic bottles, glass, labels, sucrose, high fructose corn syrup, glucose, sucralose, flavors, supplements, certain sweeteners or packaging arrangements, or protecting against shortages of such ingredients or raw materials.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short term investments. Certain of our short term investments are subject to interest rate risk because these investments generally include a fixed interest rate. As a result, the market values of these investments are affected by changes in prevailing interest rates.

At December 31, 2007, we had $12.4 million in cash and cash equivalents and $290.2 million in short- and long-term investments. We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. (See also “Part I, Item 1A. Risk Factors – Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments” and “Part I, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page hereto at pages 65 through 95.

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

Changes in Internal Control Over Financial Reporting – There were no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hansen Natural Corporation

Corona, California

We have audited the internal control over financial reporting of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February  29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 29, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007 (the “2008 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2008 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers (including its principal executive officer, principal financial officer and controllers) and employees and is available at http://www.hansens.com. The Code of Ethics and any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or NASDAQ may be obtained at no cost to you by writing or telephoning us at the following address or telephone number:

Hansen Natural Corporation

550 Monica Circle, Suite 201

Corona, CA 92880

(951) 739-6200

(800) HANSENS

(800) 426-7367

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company's Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock; (b) each of the Company's directors and nominees for director; and (c) the Company's executive officers and all of the Company's current directors and executive officers as a group is reported under

“Principal Stockholders and Security Ownership of Management” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under “Certain Relationships and Related Transactions and Director Independence” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our accounting fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

	Report of Independent Registered Public Accounting Firm	65

	Financial Statements:
	Consolidated Balance Sheets as of December 31, 2007 and 2006	66
	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	67
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	68
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	69
	Notes to Consolidated Financial Statements	71

	Financial Statement Schedule:
	Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	95

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

HANSEN NATURAL CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date:	February 29, 2008

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RODNEY C. SACKS Rodney C. Sacks	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 29, 2008
/s/ HILTON H. SCHLOSBERG Hilton H. Schlosberg	Vice Chairman of the Board of Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)	February 29, 2008
/s/ NORMAN C. EPSTEIN Norman C. Epstein	Director	February 29, 2008
/s/ BENJAMIN M. POLK Benjamin M. Polk	Director	February 29, 2008
/s/ SYDNEY SELATI Sydney Selati	Director	February 29, 2008
/s/ HAROLD C. TABER, JR. Harold C. Taber, Jr.	Director	February 29, 2008
/s/ MARK S. VIDERGAUZ Mark S. Vidergauz	Director	February 29, 2008

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

3.1	Certificate of Incorporation of Unipac Corporation (previously filed as an exhibit to our Registration Statement on Form S-3, File No. 33-35796)
3.2	Certificate of Amendment of Certificate of Incorporation of Unipac Corporation (previously filed as an exhibit to our Proxy Statement dated October 21, 1992)
3.3	Certificate of Amendment of Certificate of Incorporation of Hansen Natural Corporation (incorporated by reference to Exhibit A to our Proxy Statement dated April 19, 2006)
3.4	Amended and Restated Bylaws of Hansen Natural Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q dated November 9, 2007).
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

10.6

Asset Purchase Agreement among Hansen Junior Juice Company, as purchaser, Pasco Juices, Inc., as seller, and Hansen Beverage Company (incorporated by reference to Exhibit 10.2 to our Form 10-K dated March 29, 2002).

10.7	Packaging Agreement between Hansen Beverage Company and U.S. Continental Marketing, Inc. (incorporated by reference to Exhibit 10.4 to our form 10-K dated March 31, 2003).
10.8	Proposal for Additional Storage from U.S. Continental (incorporated by reference to Exhibit 10.8 to our form 10-K dated March 31, 2003).
10.9	Advertising Display Agreement between Hansen Beverage Company and Las Vegas Monorail Company (incorporated by reference to Exhibit 10.9 to our form 10-K dated March 31, 2003).
10.10+	Stock Option Agreement between Hansen Natural Corporation and Kirk S. Blower (incorporated by reference to Exhibit 10.13 to our form 10-K dated March 31, 2003).
10.11+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.14 to our form 10-K dated March 31, 2003).
10.12+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.15 to our form 10-K dated March 31, 2003).
10.13+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (incorporated by reference to Exhibit 10.16 to our form 10-K dated March 31, 2003).

10.14+	Stock Option Agreement between Hansen Natural Corporation and Kirk S. Blower (incorporated by reference to Exhibit 10.17 to our form 10-K dated March 31, 2003).
10.15+	Employment Agreement between Hansen Natural Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.18 to our form 8-K dated September 17, 2003).
10.16+	Employment Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.19 to our form 8-K dated September 17, 2003).
10.17+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of May 28, 2003) (incorporated by reference to Exhibit 10.21 to our form 10-K dated March 30, 2004).
10.18+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of May 28, 2003) (incorporated by reference to Exhibit 10.22 to our form 10-K dated March 30, 2004).
10.19+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of January 15, 2004) (incorporated by reference to Exhibit 10.23 to our form 10-K dated March 16, 2005).
10.20+	Stock Option Agreement between Hansen Natural Corporation and Michael B. Schott (made as of January 15, 2004) (incorporated by reference to Exhibit 10.24 to our form 10-K dated March 16, 2005).
10.21+	Stock Option Agreement between Hansen Natural Corporation and Kirk Blower (made as of January 15, 2004) (incorporated by reference to Exhibit 10.25 to our form 10-K dated March 16, 2005).
10.22+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of January 15, 2004) (incorporated by reference to Exhibit 10.26 to our form 10-K dated March 16, 2005).
10.23	Contract Packaging Agreement between Hansen Beverage Company and Southwest Canning & Packaging, Inc. (incorporated by reference to Exhibit 10.27 to our form 10-K dated March 16, 2005).
10.24	Contract Manufacturing and Packaging Agreement between Hansen Beverage Company and Nor-Cal Beverage Co., Inc. (incorporated by reference to Exhibit 10.28 to our form 10-K dated March 16, 2005).
10.25

Product Manufacture and Supply Agreement between Hansen Beverage Company and Seven-Up/RC Bottling Company of Southern California, Inc. (incorporated by reference to Exhibit 10.29 to our form 10-K dated March 16, 2005).

10.26	Contract Packer Agreement between Hansen Beverage Company and Southeast Atlantic Beverage Corporation (incorporated by reference to Exhibit 10.30 to our form 10-K dated March 16, 2005).
10.27

Beverage Production and Packaging Agreement between Hansen Beverage Company and City Brewing Company, LLC d/b/a Midwest Beverage Packers (incorporated by reference to Exhibit 10.31 to our form 10-K dated March 16, 2005).

10.28	Manufacturing Contract between Hansen Beverage Company and Pri-Pak, Inc. (incorporated by reference to Exhibit 10.32 to our form 10-K dated March 16, 2005).
10.29+	Stock Option Agreement between Hansen Natural Corporation and Sydney Selati (made as of November 5, 2004) (incorporated by reference to Exhibit 10.35 to our form 10-K dated March 15, 2006).
10.30+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of March 23, 2005) (incorporated by reference to Exhibit 10.36 to our form 10-K dated March 15, 2006).
10.31+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of March 23, 2005) (incorporated by reference to Exhibit 10.37 to our form 10-K dated March 15, 2006).
10.32+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of March 23, 2005) (incorporated by reference to Exhibit 10.38 to our form 10-K dated March 15, 2006).

10.33+	Stock Option Agreement between Hansen Natural Corporation and Michael B. Schott (made as of March 23, 2005) (incorporated by reference to Exhibit 10.39 to our form 10-K dated March 15, 2006).
10.34+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of September 28, 2005) (incorporated by reference to Exhibit 10.40 to our form 10-K dated March 15, 2006).
10.35+	Stock Option Agreement between Hansen Natural Corporation and Kirk Blower (made as of November 1, 2005) (incorporated by reference to Exhibit 10.41 to our form 10-K dated March 15, 2006).
10.36+	Stock Option Agreement between Hansen Natural Corporation and Harold Taber (made as of November 11, 2005) (incorporated by reference to Exhibit 10.42 to our form 10-K dated March 15, 2006).
10.37+	Stock Option Agreement between Hansen Natural Corporation and Norman Epstein (made as of November 11, 2005) (incorporated by reference to Exhibit 10.43 to our form 10-K dated March 15, 2006).
10.38+	Stock Option Agreement between Hansen Natural Corporation and Mark Vidergauz (made as of November 11, 2005) (incorporated by reference to Exhibit 10.44 to our form 10-K dated March 15, 2006).
10.39+	Stock Option Agreement between Hansen Natural Corporation and Benjamin Polk (made as of November 11, 2005) (incorporated by reference to Exhibit 10.45 to our form 10-K dated March 15, 2006).
10.40+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of November 11, 2005) (incorporated by reference to Exhibit 10.46 to our form 10-K dated March 15, 2006).
10.41+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of November 11, 2005) (incorporated by reference to Exhibit 10.47 to our form 10-K dated March 15, 2006).
10.42+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of November 11, 2005) (incorporated by reference to Exhibit 10.48 to our form 10-K dated March 15, 2006).
10.43+	Stock Option Agreement between Hansen Natural Corporation and Michael B. Schott (made as of November 11, 2005) (incorporated by reference to Exhibit 10.49 to our form 10-K dated March 15, 2006).
10.44+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of November 11, 2005) (incorporated by reference to Exhibit 10.50 to our form 10-K dated March 15, 2006).
10.45	Packaging Agreement between Hansen Beverage Company and U.S. Continental Packaging, Inc. (incorporated by reference to Exhibit 10(WW) to our form 10-Q dated November 12, 1997).
10.46+

Severance and Consulting Agreement by and among Hansen Beverage Company, Hansen Natural Corporation, and Harold C. Taber, Jr. (incorporated by reference to Exhibit 10(YY) to our form 10-Q dated November 12, 1997).

10.47+	Stock Option Agreement between Hansen Natural Corporation and Harold C. Taber, Jr. (made as of June 20, 1997) (incorporated by reference to Exhibit 10(ZZ) to our form 10-Q dated November 12, 1997).
10.48+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of January 30, 1998) (incorporated by reference to Exhibit 10(BBB) to our form 10-Q dated May 13, 1998).
10.49+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of January 30, 1998) (incorporated by reference to Exhibit 10(CCC) to our form 10-Q dated May 13, 1998).
10.50+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (dated as of February 2, 1999) (incorporated by reference to Exhibit 10(HHH) to our form 10-K dated March 31, 1999).

10.51+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (dated as of February 2, 1999) (incorporated by reference to Exhibit 10(III) to our form 10-K dated March 31, 1999).
10.52+	Stock Repurchase Agreement between Hansen Natural Corporation and Rodney C. Sacks (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(JJJ) to our form 10-Q dated August 16, 1999).
10.53+

Stock Repurchase Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(KKK) to our form 10-Q dated August 16, 1999).

10.54

Assignment and Agreement dated September 22, 1999 between Hansen Beverage Company and The Fresh Juice Company of California, Inc. (incorporated by reference to Exhibit 10 to our form 10-Q dated November 15, 1999).

10.55+

Settlement Agreement dated as of September 1999 between Hansen Beverage Company and Rodney C. Sacks as sole Trustee of the Hansen's Trust and Hansen Beverage Company, The Fresh Juice Company of California, Inc. (incorporated by reference to Exhibit 10 to our form 10-Q dated November 15, 1999).

10.56+

Settlement Agreement September 3, 1999 by and between The Fresh Juice Company of California, Inc., The Fresh Smoothie Company, LLC, Barry Lublin, Hansen's Juice Creations, LLC, Harvey Laderman and Hansen Beverage Company and Rodney C. Sacks, as Trustee of The Hansen's Trust (incorporated by reference to Exhibit 10 to our form 10-Q dated November 15, 1999).

10.57

Trademark Assignment September 24, 1999 by and between The Fresh Juice Company of California, Inc. (Assignor) and Rodney C. Sacks as sole Trustee of The Hansen's Trust (Assignee) (incorporated by reference to Exhibit 10(nnn) to our form 10-Q dated November 15, 1999).

10.58	Single Tenant Industrial Lease, made and entered into as of October 13, 2006 by and between Watson Land Company, a California Corporation, and Hansen Beverage Company, a Delaware Corporation.
10.59+	Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).
10.60+	2005 Hansen Natural Corporation Stock Option Plan For Non-Employee Directors (incorporated by reference to Exhibit 4.1 to our Form S-8 dated January 31, 2006).
10.61	Business Loan Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2007).
10.62*	Letter Agreement between Anheuser-Bush, Inc. and Hansen Beverage Company, dated March 6, 2007, amending and clarifying certain terms of the Amended and Restated Allied Products Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Bush, Incorporated
10.63*	Letter Agreement between Anheuser-Bush, Inc. and Hansen Beverage Company, dated March 6, 2007, amending and clarifying certain terms of the Amended and Restated Monster Beverage Off-Premise Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Bush, Incorporated
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hansen Natural Corporation

Corona, California

We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123R, “Share-based Payment” in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

February 29, 2008

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006 (In Thousands, Except Share Amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 12,440	$ 35,129
Short-term investments	63,125	101,667
Accounts receivable, net	81,497	54,624
Inventories	98,140	77,013
Prepaid expenses and other current assets	3,755	771
Deferred income taxes	11,192	5,953
Total current assets	270,149	275,157

INVESTMENTS	227,085	-
PROPERTY AND EQUIPMENT, net	8,567	5,565
DEFERRED INCOME TAXES	14,006	5,001
INTANGIBLES, net	24,066	21,202
OTHER ASSETS	730	1,447
	$ 544,603	$ 308,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 56,766	$ 34,362
Accrued liabilities	8,916	9,465
Accrued distributor terminations	4,312	7,024
Customer deposit liabilities	103	3,324
Accrued compensation	5,827	4,378
Current portion of debt	663	299
Income taxes payable	6,294	3,991
Total current liabilities	82,881	62,843

LONG-TERM DEBT, less current portion	-	4
DEFERRED REVENUE	39,555	20,441

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 95,848,711 shares issued and 93,191,191outstanding as of December 31, 2007; 92,713,212 shares issued and 90,059,424 outstanding as of December 31, 2006	479	464
Additional paid-in capital	96,749	48,892
Retained earnings	353,648	204,242
Accumulated other comprehensive loss	(47)	-
Common stock in treasury, at cost; 2,657,520 and 2,654,088 shares as of December 31, 2007 and 2006, respectively	(28,662)	(28,514)
Total stockholders’ equity	422,167	225,084
	$ 544,603	$ 308,372

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands, Except Per Share Amounts)

	2007	2006	2005

NET SALES	$ 904,465	$ 605,774	$ 348,886

COST OF SALES	436,452	289,180	166,343

GROSS PROFIT	468,013	316,594	182,543

OPERATING EXPENSES	237,027	158,015	79,100

OPERATING INCOME	230,986	158,579	103,443

INTEREST AND OTHER INCOME, net	8,770	3,660	1,351

INCOME BEFORE PROVISION FOR INCOME TAXES	239,756	162,239	104,794

PROVISION FOR INCOME TAXES	90,350	64,290	42,019

NET INCOME	$ 149,406	$ 97,949	$ 62,775

NET INCOME PER COMMON SHARE:
Basic	$ 1.64	$ 1.09	$ 0.71
Diluted	$ 1.51	$ 0.99	$ 0.65

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	91,178	89,936	88,224
Diluted	98,874	98,586	97,089

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands, Except Share Amounts)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance, December 31, 2004	88,958,912	$445	$15,424	$43,518	$-	(1,654,088)	$(815)	$58,572

Exercise of stock options	1,469,600	7	1,161	-	-	-	-	1,168

Tax benefit from the exercise of stock options	-	-	2,994	-	-	-	-	2,994

Net income	-	-	-	62,775	-	-	-	62,775

Balance, December 31, 2005	90,428,512	$452	$19,579	$106,293	$-	(1,654,088)	$(815)	$125,509

Stock-based compensation	-	-	8,346	-	-	-	-	8,346

Exercise of stock options	2,284,700	12	3,871	-	-	-	-	3,883

Excess tax benefits from share based payment arrangements	-	-	17,096	-	-	-	-	17,096

Repurchase of common stock	-	-	-	-	-	(1,000,000)	(27,699)	(27,699)

Net income				97,949				97,949

Balance, December 31, 2006	92,713,212	$464	$48,892	$204,242	$-	(2,654,088)	$(28,514)	$225,084

Stock-based compensation	-	-	10,227	-	-	-	-	10,227

Exercise of stock options	3,135,499	15	8,176	-	-			8,191

Excess tax benefits from share based payment arrangements	-	-	29,454	-	-		-	29,454

Repurchase of common stock						(3,432)	(148)	(148)

Equity adjustment from foreign currency translation	-	-	-		(47)	-	-	(47)

Net income				149,406				149,406

Balance, December 31, 2007	95,848,711	$479	$96,749	$353,648	$(47)	(2,657,520)	$(28,662)	$422,167

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 149,406	$ 97,949	$ 62,775
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of trademark	56	56	70
Depreciation and other amortization	2,128	1,538	1,009
Loss on disposal of property and equipment	120	174	180
Stock-based compensation	10,246	8,346	-
Deferred income taxes	(14,244)	(10,863)	(946)
Tax benefit from exercise of stock options	(29,454)	(17,284)	-
(Reversal of) provision for doubtful accounts	(120)	73	87
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(26,753)	(25,945)	(16,188)
Inventories	(21,127)	(45,613)	(8,994)
Prepaid expenses and other current assets	(3,049)	(294)	162
Prepaid income taxes	-	638	(638)
Accounts payable	22,404	7,748	12,071
Accrued liabilities	(549)	6,983	899
Accrued distributor terminations	(2,712)	7,024	-
Customer deposit liabilities	(3,221)	3,324	-
Accrued compensation	1,449	1,032	1,515
Income taxes payable	31,757	21,087	2,647
Deferred revenue	19,114	20,441	-
Net cash provided by operating activities	135,451	76,414	54,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	3,528	26,489	4,482
Purchases of held-to-maturity investments	-	(24,857)	(9,643)
Sales of available-for-sale investments	169,529	132,719	23,600
Purchases of available-for-sale investments	(361,600)	(224,157)	(13,000)
Purchases of property and equipment	(4,108)	(2,746)	(1,520)
Proceeds from sale of property and equipment	261	354	179
Additions to trademarks	(2,920)	(2,155)	(821)
Decrease (increase) in other assets	583	(878)	(61)
Net cash (used in) provided by investing activities	(194,727)	(95,231)	3,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(910)	(1,176)	(1,055)
Tax benefit from exercise of stock options	29,454	17,284	-
Issuance of common stock	8,191	3,883	1,168
Purchases of common stock held in treasury	(148)	(27,699)	-
Net cash provided by (used in) financing activities	36,587	(7,708)	113

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(22,689)	(26,525)	57,978
CASH AND CASH EQUIVALENTS, beginning of year	35,129	61,654	3,676
CASH AND CASH EQUIVALENTS, end of year	$ 12,440	$ 35,129	$ 61,654

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$ 52	$ 52	$ 65
Income taxes	$ 73,048	$ 53,614	$ 40,955

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In Thousands)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During 2007, 2006 and 2005, the Company entered into capital leases of $1.3 million, $1.0 million and $0.9 million, respectively, for the acquisition of promotional vehicles.

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Hansen Natural Corporation (the “Company” or “Hansen”) was incorporated in Delaware on April 25, 1990. The Company is a holding company and has no operating business except through its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”) which was incorporated in Delaware on June 8, 1992, Monster LDA Company (“MLDA”) formally known as Hard e Beverage Company, and previously known as Hard Energy Company and CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990 and Monster Energy UK Limited (“Monster UK”), a direct wholly owned subsidiary of HBC, which was incorporated in the United Kingdom on October 9, 2007. HBC conducts the vast majority of the Company’s operating business and generates substantially all of the Company’s operating revenues. References herein to “Hansen” or the “Company” when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated, and references herein to MLDA when used to describe the operating business of MLDA, are to the business of MLDA unless otherwise indicated.

In addition, HBC, through its wholly-owned subsidiaries, Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”) owns and operates the natural soda business under the Blue Sky® trademark and the Junior Juice beverage business under the Junior Juice® trademarks, respectively.

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category natural sodas, fruit juices, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, children’s multi-vitamin juice drinks and Junior Juice® juices. The Company develops, markets, sells and distributes energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice and develops, markets, sells and distributes the Java Monster™ line of non-carbonated dairy based coffee drinks. The Company also markets, sells and distributes natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. The Company’s fruit juices for toddlers are marketed under the Junior Juice® brand name. The Company also markets, sells and distributes vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HBC, MLDA, Monster UK, Blue Sky and Junior Juice since their respective dates of incorporation. All intercompany balances and transactions have been eliminated in consolidation.

Stock Split and Amendment of Articles of Incorporation – On August 8, 2005, the Board of Directors approved a two-for-one stock split of the Company’s common stock which was effected in the form of a 100% stock dividend. On June 1, 2006, the Company, after stockholder approval, increased the number of authorized shares of common stock to 120,000,000 shares. On June 7, 2006, the Board of Directors approved a four-for-one stock split of the Company’s common stock which was effected in the form of a 300% stock dividend. The accompanying consolidated financial statements include the effects of the stock splits and the resulting increase in the number of authorized shares of common stock. All share and per-share amounts have been recast to reflect the individual stock splits.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Cash and Cash Equivalents –The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Throughout the year, the Company has had amounts on deposit at financial institutions that exceed the federally insured limits. The Company has not experienced any loss as a result of these deposits and does not expect to incur any losses in the future.

Investments – Those investments that have original maturities greater than three months but less than twelve months are included in short-term investments. The Company classifies debt securities in one of two categories: held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. All other securities not included in the held-to-maturity category are classified as available-for-sale. No securities are held for speculative or trading purposes. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. A decline in the market value of any held-to-maturity security below cost that is deemed other than temporary, results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition. Realized and unrealized gains and losses were not material in the years ended December 31, 2007, 2006 and 2005.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

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

Intangibles – Intangibles are comprised of trademarks representing the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world. In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exits. The

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives which range from 1 to 25 years.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain intangibles, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2007, 2006 and 2005, there were no impairment losses recorded.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The Company has determined that the functional currency of its subsidiary should be its local currency. The accounts of this foreign subsidiary have been translated into United States dollars using the current exchange rate at the balance sheet date for assets and liabilities and at the average exchange rate for the period for revenues and expenses. Cumulative translation gains or losses are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recognized in interest and other income, net, at the time they occur. Gains and losses incurred during the year ended December 31, 2007 were not significant.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to the Company’s products passes to customers upon delivery of the products to customers. Certain of the Company’s distributors may also perform a separate function as a copacker on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are copacked on the Company’s behalf by those copackers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

Freight Costs – For the years ended December 31, 2007, 2006 and 2005, freight-out costs amounted to $40.8 million, $36.2 million and $19.1 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses, including but not limited to production costs, amounted to $66.6 million, $35.7 and $18.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Advertising expenses are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation – Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB No. 25”), and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation Related to Options Issued to Employees”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”. Under APB No. 25, the Company recognized stock-based compensation associated with stock options and awards under the intrinsic value method, whereby stock-based compensation was determined as the difference, if any, between the fair value of the related common stock on the measurement date and the price an employee had to pay to exercise the award.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified-prospective application method and therefore has not restated prior period results (See Note 11, “Stock-Based Compensation”). This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25. SFAS No. 123R requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. Generally, the Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the reward, which is typically the vesting term of five years. The Company estimated the forfeiture rate for fiscal 2007 based on historical experience with actual forfeitures during the preceding three fiscal years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Net Income Per Common Share – In accordance with SFAS No. 128, “Earnings per Share”, net income per common share, on a basic and diluted basis, is presented for all periods. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable.

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

Two customers accounted for approximately 16% and 12%, and 19% and 12% of the Company’s net sales for the years ended December 31, 2007 and 2006, respectively. One customer accounted for approximately 18% of the Company’s net sales for the year ended December 31, 2005. A decision by either customer, or any other large customer, to decrease the amount purchased from the Company or to cease carrying the Company’s products could have a material adverse effect on the Company’s financial condition and consolidated results of operations.

Credit Risk – The Company sells its products nationally, primarily to retailers and beverage distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

Fair Value of Financial Instruments – At December 31, 2007 and 2006, the carrying values of cash, investments, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Long-term debt bears interest at a rate comparable to the prime rate; therefore, management believes the carrying amount for the outstanding borrowings at December 31, 2007 and 2006, respectively, approximates fair value.

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

Newly Issued Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The FASB has deferred the implementation of SFAS No. 157 by one year for certain non-financial assets and liabilities such that this will be effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

2.	INVESTMENTS

The following table summarizes the Company’s investments at December 31, 2007 and 2006:

December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months
Available-for-sale
Short-term
Municipal securities:	$ 63,125	$ -	$ -	$ 63,125	$ -
Long-term
Auction rate securities:	227,085	4	-	227,089	-
Total	$ 290,210	$ 4	$ -	$ 290,214	$ -

December 31, 2006	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months
Held-to-Maturity
Short-term
Municipal securities:	$ 3,528	$ 10	$ -	$ 3,538	$ -

Available-for-sale
Short-term
Corporate bonds	$ 4,010	$ -	$ 4	$ 4,006	$ 4
Municipal securities:	30,822	3	4	30,821	4
Auction rate securities:	63,307	-	-	63,307	-
	$ 98,139	$ 3	$ 8	$ 98,134	$ 8

Total	$ 101,667	$ 13	$ 8	$ 101,672	$ 8

The Company’s short-term investments as of December 31, 2007 were comprised of variable rate demand notes. Although the underlying maturities of these securities are long-term in nature, the investments are classified as short-term because they contain a ‘put’ feature which allows the holder to tender the securities at par on seven days notice. The ‘put’ feature is supported by a letter of credit or standby purchase agreement provided by a highly-rated commercial bank. The notes are issued by municipalities and other tax-exempt entities and the interest rate payable on these investments resets on a weekly basis. All of the Company’s short-term investments are held by major financial institutions.

The Company’s long-term investments as of December 31, 2007 are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). These notes carry a AAA credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. Liquidity for these auction rate securities

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. In February 2008, a large portion of the auctions for these auction rate securities failed. There is no assurance that auctions on the remaining auction rate securities in the Company’s investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand. In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is generally above market rates for similar instruments. The securities for which auctions have failed will continue to accrue interest at the predetermined rates and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities are classified as long term investments in the accompanying consolidated balance sheet.

If the issuers of these auction rate securities are unable to refinance their debts and call the notes or successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. The Company may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize its investments’ recorded value.

3.	INVENTORIES

Inventories consist of the following at December 31:

	2007	2006
Raw materials	$ 32,293	$ 20,488
Finished goods	65,847	56,525
	$ 98,140	$ 77,013

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2007	2006
Leasehold improvements	$ 2,027	$ 647
Furniture and office equipment	3,921	2,191
Equipment	1,937	1,941
Vehicles	5,333	3,797
	13,218	8,576
Less: accumulated depreciation and amortization	(4,651)	(3,011)
	$ 8,567	$ 5,565

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

5.	INTANGIBLES

The following provides additional information concerning the Company's intangibles as of December 31:

	2007	2006
Amortizing trademarks	$ 1,169	$ 1,169
Accumulated amortization	(401)	(345)
	768	824
Non-amortizing trademarks	23,298	20,378
	$ 24,066	$ 21,202

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Total amortization expense recorded was $0.06 million, $0.06 million and $0.07 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, future estimated amortization expense related to amortizing trademarks through the year ended December 31, 2012 is approximately $0.06 million per year.

6.	LONG-TERM DEBT

HBC has a credit facility from Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowing under the revolving line of credit from $7.5 million collateralized to $10.0 million non-collateralized. The revolving line of credit expires on June 1, 2008. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on this line of credit at December 31, 2007 and 2006.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios. The Company was in compliance with these covenants at December 31, 2007.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

Long-term debt consists of the following at December 31:

	2007	2006

Capital leases, collateralized by vehicles and warehouse equipment, payable over 26 to 60 months in monthly installments at various effective interest rates ranging from 4.3% to 9.9%, with final payments ending from 2007 to 2008.

	$ 663	$ 303
	663	303
Less: current portion of long-term debt	(663)	(299)
	$ -	$ 4

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2007 and 2006, the assets acquired under capital leases had a net book value of $2.3 million and $1.6 million, net of accumulated depreciation of $1.1 million and $0.7 million, respectively.

Interest expense, including amounts for capital lease obligations, amounted to $0.05 million, $0.05 million and $0.06 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	TREASURY STOCK PURCHASE

During the year ended December 31, 2006 the Company purchased 1.0 million shares of common stock at an average purchase price of $27.70 per share which the Company holds in treasury.

8.	EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three years ended December 31, 2007, 2006 and 2005 is presented below:

(In Thousands)	2007	2006	2005
Weighted-average shares outstanding:
Basic	91,178	89,936	88,224
Dilutive securities	7,696	8,650	8,865
Diluted	98,874	98,586	97,089

For the years ended December 31, 2007, 2006 and 2005, options outstanding totaling 0.2 million shares, 0.03 million shares and 2.0 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases – In October 2006, the Company entered into a lease agreement pursuant to which it leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space replaced the Company’s previous warehouse and distribution space also located in Corona, California.

In October 2006, the Company also entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million. The property is located adjacent to the newly leased warehouse and distribution space. The Company is reviewing the feasibility of constructing a new office building on such land, which will replace the Company’s existing office space. In the interim, the Company relocated its corporate offices in September 2007 to newly leased offices located in Corona, California.

The Company has sublet in excess of 50% of its previous office, warehouse and distribution space for the remainder of that lease term which expires in October 2010.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

We also rent additional warehouse space on a short-term basis from time to time in public warehouses located throughout the United States and Canada.

Rent expense was $3.3 million, $1.3 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum rental payments at December 31, 2007 under the operating leases referred to above are as follows:

Year ending December 31:

2008	$ 3,338
2009	3,046
2010	2,838
2011	2,140
2012 and thereafter	12,120
$ 23,482

Purchase Commitments – The Company has purchase commitments aggregating approximately $7.4 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009. Should the Company fail to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis. The Company’s maximum liability under this agreement is $6.0 million subject to compliance by Rexam with a number of conditions under this agreement.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, containers, milk and cream from a limited number of resources. An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the year ended December 31, 2007 was $107.1 million.

Noncancelable contractual obligations – The Company has noncancelable contractual obligations aggregating approximately $45.3 million related primarily to sponsorships and other commitments, payable over four years.

Licensing Agreements – The Company produces, sells and distributes Lost® Energy™ drinks under an exclusive license with Lost International LLC. The license agreement requires certain royalty payments to be made related to the sale of Lost® brand products. Royalty expense under this agreement for the years ended December 31, 2007, 2006 and 2005 was $0.5 million, $0.7 million, and $0.6 million, respectively.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs. The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs. The trial took place in February 2007 and closing oral submissions took place in June 2007. The Judge has not rendered his decision in the case to date.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the United States District Court, Northern District of California, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico. On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. In late June, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit. Mr. Chavez, as the appellant, has filed his opening brief and Hansen’s response has also been filed. The appeal has not been scheduled for hearing.

During 2007, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement in accordance with its terms.  Gate City has disputed the Company’s right to refuse consent and to terminate the agreement and on February 6, 2008, filed arbitration proceedings to be held in Orange County, California against the Company for damages. The Company disputes liability and is defending the claim.

The Company is subject to litigation from time to time in the normal course of business, including claims from terminated distributors. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company’s past stock option grants were filed by parties identifying themselves as shareholders of Hansen. These lawsuits name as defendants certain of Hansen’s current and former employees, officers and directors, and name Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of California, County of Riverside. Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California. On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, which appointed lead and local counsel and restyled the action as In re Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”). On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint. On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed. On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) (the “Delaware Derivative Action”). Pursuant to a stipulation among the parties that was so ordered by the Court on May 25, 2007, the Chandler and Plotkin actions filed in the Superior Court of California were consolidated (the “California Derivative Action”) and were stayed for all purposes until February 29, 2008.

Plaintiffs in each of the Federal Derivative Action, the Delaware Derivative Action and the California Derivative Action, who purport to bring suit on behalf of the Company, have made no demand on the Board of Directors and allege that such demand is excused. The complaints in the derivative actions generally allege, among other things, that by improperly dating certain Hansen stock option grants, defendants breached their fiduciary duties, wasted corporate assets, unjustly enriched themselves and violated federal and California statutes. Plaintiffs seek, among other things, unspecified damages to be paid to Hansen, corporate governance reforms, an accounting, rescission, restitution and the creation of a constructive trust.

In the Summer of 2007, the Company and the individual defendants moved to dismiss the Federal Derivative Action and the Delaware Derivative Action. Thereafter, the parties to the Federal Derivative Action and the Delaware Derivative Action engaged in settlement negotiations, and have now entered into a Stipulation and Agreement of Settlement dated February 25, 2008 (the “Stipulation”) providing for the settlement and dismissal of the Federal Derivative Action and the Delaware Derivative Action (the “Settlement”). The Stipulation was filed with the U.S. District Court for the Central District of California on February 25, 2008. The Settlement is subject to the U.S. District Court’s approval following a hearing at which shareholders will have the opportunity to object. The District Court will then decide whether to approve the Settlement as fair, adequate and in the best interest of Hansen’s shareholders. On February 28, 2008, the District Court preliminarily approved the Settlement and scheduled the settlement hearing for May 5, 2008. There can be no guarantee that the Settlement will be finalized and receive the required approval from the District Court.

As part of the Settlement, the Company has agreed to maintain certain previously adopted changes relating to its stock option granting procedures, and to adopt certain other changes in its procedures and corporate governance practices (the “Corporate Reforms”). Hansen has agreed to keep these Corporate Reforms in place for a period of at least two years, subject to certain conditions. The Settlement further provides for plaintiffs’ counsel to apply to the Court for an award of attorneys’ fees in the amount of $0.4 million. The Company has agreed not to object to this application. All attorneys’ fees will be paid exclusively by the Company’s insurance carrier. Aside from attorneys’ fees, the Settlement contemplates no payments by or to the Company or by the individual defendants.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Under the Settlement, plaintiffs will give a full release on behalf of the Company and its shareholders covering all claims that were or could have been brought in the Federal and Delaware Derivative Actions as well as all claims that arise out of or are based upon or relate to the allegations, transactions or facts involved in the complaints filed in those actions. The defendants make no admission of wrongdoing under the Settlement and expressly deny each and every claim and allegation made against them in the derivative actions, including, but not limited to, any allegation of manipulation or illegal backdating of stock options.

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

The consolidated class action complaint superseded all previously filed class action complaints and became the operative complaint to which the Company had to respond. Lead Plaintiff alleged, on behalf of all persons who purchased Hansen common stock during the period beginning November 12, 2001 through November 9, 2006 (the “Class Period”), that Hansen and the individual defendants (collectively, the “Defendants”) made misleading statements and omissions of material fact which artificially inflated the market price of Hansen common stock throughout the Class Period. Plaintiffs further allege that defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by misrepresenting or failing to disclose that defendants incorrectly dated stock option grants, that the Company’s internal controls were inadequate, and that, as a result, defendants engaged in improper accounting practices. Plaintiff sought an unspecified amount of damages.

On June 25, 2007, the Defendants moved to dismiss the consolidated class action complaint. On October 16, 2007, the District Court granted the Defendants’ motions to dismiss the consolidated class action complaint with prejudice and without leave to amend. The Court then entered final judgment in favor of the Defendants, and the time within which to appeal the judgment has expired.

Guarantees – The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company’s officers, directors and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) certain distribution or purchase agreements under which the Company may have to indemnify the Company’s customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company’s products, and (iii) certain real estate leases, under which the Company may be required to indemnify property owners for liabilities and other claims arising from the Company’s use of the applicable premises. The terms of such obligations vary and typically, a maximum obligation is not explicitly stated. Generally, the Company believes that its insurance coverage is adequate to cover any liabilities or claims arising out of such instances. Consequently, the Company does not believe the fair value of these guarantees is material to the Company’s consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Other Matters – Commencing in fiscal 2006, a special committee (the “Special Committee”) of the Board of Directors of the Company, assisted by independent legal counsel and accounting advisors retained by the Special Committee, conducted an independent investigation of the Company’s stock option grants and stock option granting practices during the period January 1, 2001 through November 13, 2006, which resulted in a pre-tax compensation charge of approximately $1.3 million related to certain unintentional accounting errors. Such charge was recorded in operating expenses for the year ended December 31, 2006. The Company has elected to compensate employees with outstanding stock options that were affected by such errors for all additional taxes, interest and penalties payable by them pursuant to the Internal Revenue Code. Accordingly, a charge of approximately $2.8 million has been recorded in operating expenses and accrued liabilities at December 31, 2007.

10.	INCOME TAXES

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$ 83,990	$ 61,291	$ 35,274
State	20,604	13,862	7,691
	104,594	75,153	42,965

Deferred:
Federal	(11,674)	(9,147)	(1,080)
State	(2,473)	(1,716)	134
Foreign	(97)	-	-
	(14,244)	(10,863)	(946)
	$ 90,350	$ 64,290	$ 42,019

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. Federal tax expense at statutory rates	$ 83,915	$ 56,784	$ 36,678
State income taxes, net of federal tax benefit	11,790	7,895	5,086
Permanent differences	(881)	(553)	148
Domestic production deduction	(4,435)	-	-
Other	(39)	164	107
	$ 90,350	$ 64,290	$ 42,019

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2007	2006
Reserve for sales returns	$ 424	$ 211
Reserve for doubtful accounts	62	113
Reserve for inventory obsolescence	1,335	483
Reserve for marketing development fund	3,136	1,208
Capitalization of inventory costs	889	445
State franchise tax	3,887	3,311
Accrued compensation	257	182
Accrued other liabilities	1,202	-
Total deferred tax asset - current	$ 11,192	$ 5,953

Amortization of trademarks	$ (5,645)	$ (5,051)
Depreciation	(1,104)	(775)
Deferred revenue	16,787	8,662
Stock based compensation	3,951	2,301
Amortization of graphic design costs	(80)	(136)
Foreign net operating loss carryforward	97	-
Total deferred tax asset - non-current	14,006	5,001
Net deferred tax asset	$ 25,198	$ 10,954

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Upon adoption of FIN No. 48 as of January 1, 2007, the Company’s reassessment of its tax positions did not have a material impact on the consolidated financial statements. The following is a rollforward of the Company’s total gross unrecognized tax benefits for the fiscal year ended December 31, 2007 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2006	$ -
Additions for tax positions related to the current year	1,291
Balance at December 31, 2007	$ 1,291

The gross unrealized tax benefits, if recognized, would result in a reduction of the Company’s provision and effective tax rate. With the adoption of FIN No. 48, the Company has decided to classify interest and penalties as a component of tax expense. No interest and penalties on unrecognized tax benefits were accrued as of December 31, 2007. The Company believes that the total amount of unrecognized tax benefit at December 31, 2007 will be resolved within the next 12 months.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005. The examination is expected to be completed by October 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

11.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under APB 25.

The Company adopted SFAS No. 123R using the modified prospective application method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 for pro forma disclosure purposes and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective application method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of adopting SFAS No. 123R.

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

The Company has two stock option plans under which shares were available for grant at December 31, 2007: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant. As of December 31, 2007, options to purchase 9,052,150 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 6,092,500 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock. Options become

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant. Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of December 31, 2007, options to purchase 57,600 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the options on the date of grant. Outstanding options generally vest over five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $10.2 million and $8.3 million of compensation expense relating to outstanding options during the years ended December 31, 2007 and 2006, respectively. No compensation expense was recorded related to outstanding options during the year ended December 31, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	60.7%	57.7%	62.0%
Risk free interest rate	4.3%	4.7%	4.4%
Expected lives	5.5 Years	6.0 Years	6.7 Years

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarized the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2005	10,387	$ 0.76	6.9	$ 39,342
Granted	6,185	$ 9.57
Exercised	(1,470)	$ 0.79
Cancelled or forfeited	(252)	$ 2.27

Balance at December 31, 2005	14,850	$ 4.40	7.5	$ 227,255
Granted	129	$ 30.41
Exercised	(2,285)	$ 1.70
Cancelled or forfeited	(160)	$ 3.15

Balance at December 31, 2006	12,534	$ 5.18	6.9	$ 357,583
Granted	468	$ 42.52
Exercised	(3,135)	$ 2.61
Cancelled or forfeited	(405)	$ 4.86
Outstanding at December 31, 2007	9,462	$ 7.91	6.5	$ 344,589
Vested and expected to vest in the
future at December 31, 2007	9,318	$ 7.84	6.5	$ 340,000
Exercisable at December 31, 2007	3,997	$ 4.31	5.6	$ 159,807

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$ 0.45	-	$ 0.45	975	4.5	$ 0.45	975	$ 0.45
$ 0.53	-	$ 0.53	2,041	4.7	$ 0.53	1,561	$ 0.53
$ 0.61	-	$ 3.13	952	5.9	$ 1.42	16	$ 1.03
$ 3.23	-	$ 5.41	280	6.5	$ 4.28	40	$ 3.41
$ 6.59	-	$ 6.59	2,680	7.2	$ 6.59	760	$ 6.59
$ 6.66	-	$ 12.43	581	7.6	$ 11.33	80	$ 11.93
$ 16.87	-	$ 16.87	1,346	7.9	$ 16.87	542	$ 16.87
$ 20.03	-	$ 44.77	579	9.1	$ 38.49	23	$ 30.00
$ 45.97	-	$ 45.97	8	9.7	$ 45.97	-	$ 0.00
$ 57.35	-	$ 57.35	20	9.8	$ 57.35	-	$ 0.00
			9,462	6.5	$ 7.91	3,997	$ 4.31

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $24.06 per share, $17.87 per share and $5.48 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $133.1 million, $84.0 million and $20.5 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2007, 2006 and 2005 was approximately $8.0 million, $3.9 million and $1.2 million, respectively. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the years ended December 31, 2007, 2006 and 2005 was $29.4 million, $17.3 million and $3.0 million, respectively.

At December 31, 2007, there was $25.7 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the twelve-months ended December 31, 2007 and 2006 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $10.2 million for the year ended December 31, 2007 is comprised of $3.4 million that relates to incentive stock options and $6.8 million that relates to non-qualified stock options. Employee and non-employee share-based compensation expense of $8.3 million for the year ended December 31, 2006 is comprised of $2.5 million that relates to incentive stock options and $5.8 million that relates to non-qualified stock options. The portion of share-based compensation expense that relates to incentive stock options has not been

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

considered in the tax benefit computation below.

	2007	2006
Operating expenses	$ 10,246	$ 8,346
Total employee and non-employee share-based compensation expense included in income, before income tax	10,246	8,346
Less: Amount of income tax benefit recognized in earnings	(3,057)	(2,546)
Amount charged against net income	$ 7,189	$ 5,800

Impact on net income per common share:
Basic	$ 0.08	$ 0.06
Diluted	$ 0.07	$ 0.06

There were no amounts relating to employee share-based compensation capitalized in inventory during the years ended December 31, 2007 and 2006.

Pro Forma Employee and Non-Employee Share-Based Compensation Expense

Prior to January 1, 2006, the Company accounted for share-based employee and non-employee director compensation arrangements in accordance with the provisions and related interpretations of APB No. 25. Had compensation expense for share-based awards been determined consistent with SFAS No. 123, net income and earnings per share would have been adjusted to the following pro forma amounts:

2005
Net income, as reported	$ 62,775
Less: Total share-based employee and non-employee compensation expense, determined under fair value based methods for all awards, net of related tax effects	(2,683)
Pro forma net income	$ 60,092

Earnings per common share:
Basic - as reported	$ 0.71
Basic - pro forma	$ 0.68
Diluted - as reported	$ 0.65
Diluted - pro forma	$ 0.62

12.	EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

13.	RELATED-PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company. Expenses incurred in connection with services rendered by such firms to the Company during the years ended December 31, 2007, 2006 and 2005 were $5.5 million, $1.5 million and $0.3 million, respectively.

A director of the Company is a managing director and Chief Executive Officer of a company that provided investment banking services to the Company. There were no expenses incurred in connection with services rendered by the Sage Group, LLC to the Company during the year ended December 31, 2007. Expenses of $0.008 million and $0.02 million were incurred during the years ended December 31, 2006 and 2005, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2007, 2006 and 2005 were $0.8 million, $1.0 million and $0.7 million, respectively.

14.	SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and warehouse (“Warehouse”), whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.”

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the year ended December 31, 2007, 2006 and 2005 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$ 809,792	$ 94,673	$ -	$ 904,465
Contribution margin	281,635	3,890	-	285,525
Corporate & unallocated expenses	-	-	(54,539)	(54,539)
Operating income				230,986
Interest and other income, net	(30)	-	8,800	8,770
Income before provision for income taxes				239,756
Depreciation & amortization	904	31	1,193	2,128
Trademark amortization	-	44	12	56

	Year Ended December 31, 2006
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$ 514,312	$ 91,462	$ -	$ 605,774
Contribution margin	187,851	6,110	-	193,961
Corporate & unallocated expenses	-	-	(35,382)	(35,382)
Operating income				158,579
Interest and other income, net	(48)	(3)	3,711	3,660
Income before provision for income taxes				162,239
Depreciation & amortization	615	31	892	1,538
Trademark amortization	-	44	12	56

	Year Ended December 31, 2005
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$ 262,930	$ 85,956	$ -	$ 348,886
Contribution margin	108,959	10,359	-	119,318
Corporate & unallocated expenses	-	-	(15,875)	(15,875)
Operating income				103,443
Interest and other income, net	(34)	(11)	1,396	1,351
Income before provision for income taxes				104,794
Depreciation & amortization	404	30	575	1,009
Trademark amortization	-	44	26	70

Revenue is derived from sales to external customers. Operating expenses that pertain to each segment are allocated to the appropriate segment.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Corporate and unallocated expenses were $54.5 million for year ended December 31, 2007 and included $29.1 million of payroll costs, of which $10.2 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $16.6 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $35.4 million for the year ended December 31, 2006 and included $20.0 million of payroll costs, of which $8.3 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $8.2 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $15.9 million for the year ended December 31, 2005 and included $8.3 million of payroll costs and $2.5 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

The Company’s net sales by product line for years ended December 31, 2007, 2006 and 2005, respectively, were as follows:

Product Line	2007	2006	2005
Energy drinks	$ 813,525	$ 518,998	$ 271,845
Non-carbonated (primarily juice based beverages)	62,269	60,151	50,542
Carbonated (primarily soda beverages)	28,671	26,625	26,499
	$ 904,465	$ 605,774	$ 348,886

15.	DISTRIBUTION AGREEMENTS

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™ brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties.

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable amounts received totaling $21.0 million and $20.9 million were recorded by the Company related to such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors for the years ended December 31, 2007 and 2006, respectively. Such amounts have been accounted for as deferred revenue in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively, and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements. Revenue recognized was $1.9 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. Related distributor receivables of $5.4 million and $4.5 million are included in accounts receivable net, in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, amounts totaling $0.1 and $3.3 million, respectively, were received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying consolidated balance sheets as of December 31, 2007 and 2006.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company incurred termination costs amounting to $15.3 million and $12.7 million in aggregate for the years ended December 31, 2007 and 2006, respectively, to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2007 and 2006. Accrued distributor terminations in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 were $4.3 million and $7.0 million, respectively.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB. Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

16.	QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share

	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2007	$ 165,853	$ 85,637	$ 20,198	$ 0.22	$ 0.21
June 30, 2007	244,763	128,253	38,311	0.43	0.39
September 30, 2007	247,211	128,382	45,797	0.50	0.46
December 31, 2007	246,638	125,741	45,100	0.49	0.45
	$ 904,465	$ 468,013	$ 149,406	$ 1.64	$ 1.51

Quarter ended:
March 31, 2006	$ 119,746	$ 62,998	$ 21,091	$ 0.23	$ 0.21
June 30, 2006	156,037	80,990	28,200	0.31	0.28
September 30, 2006	178,647	92,184	26,457	0.29	0.27
December 31, 2006	151,344	80,422	22,201	0.26	0.23
	$ 605,774	$ 316,594	$ 97,949	$ 1.09	$ 0.99

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2007	$ 902	8,723	(8,385)	$ 1,240
2006	$ 968	4,671	(4,737)	$ 902
2005	$ 1,252	2,417	(2,701)	$ 968

Inventory reserves:

2007	$ 1,140	2,553	(548)	$ 3,145
2006	$ 841	569	(270)	$ 1,140
2005	$ 956	74	(189)	$ 841