Form 10-Q
period 2008-03-31
HANSEN NATURAL CORP
filed 2008-05-12
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The Registrant had 93,760,891 shares of common stock, par value $0.005 per share, outstanding as of April 28, 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(In Thousands, Except Share Amounts) (Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,175	$12,440
Short-term investments	107,933	63,125
Accounts receivable, net	81,758	81,497
Inventories	109,784	98,140
Prepaid expenses and other current assets	7,507	3,755
Deferred income taxes	11,247	11,192
Total current assets	369,404	270,149

INVESTMENTS	164,419	227,085
PROPERTY AND EQUIPMENT, net	8,833	8,567
DEFERRED INCOME TAXES	16,143	14,006
INTANGIBLES, net	24,375	24,066
OTHER ASSETS	725	730
	$583,899	$544,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,667	$56,766
Accrued liabilities	12,219	8,916
Accrued distributor terminations	4,052	4,312
Customer deposit liabilities	103	103
Accrued compensation	2,726	5,827
Current portion of capital leases	438	663
Income taxes payable	12,935	6,294
Total current liabilities	93,140	82,881

DEFERRED REVENUE	39,080	39,555

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 96,098,261 shares issued and 93,440,741 outstanding as of March 31, 2008; 95,848,711 shares issued and 93,191,191 outstanding as of December 31, 2007	480	479
Additional paid-in capital	100,676	96,749
Retained earnings	382,459	353,648
Accumulated other comprehensive loss	(3,274)	(47)
Common stock in treasury, at cost; 2,657,520 shares as of March 31, 2008 and December 31, 2007, respectively	(28,662)	(28,662)
Total stockholders’ equity	451,679	422,167
	$583,899	$544,603

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31
	2008	2007

NET SALES	$212,178	$165,853

COST OF SALES	107,459	80,216

GROSS PROFIT	104,719	85,637

OPERATING EXPENSES	61,891	53,727

OPERATING INCOME	42,828	31,910

INTEREST AND OTHER INCOME, net	3,626	1,526

INCOME BEFORE PROVISION FOR INCOME TAXES	46,454	33,436

PROVISION FOR INCOME TAXES	17,643	13,238

NET INCOME	$28,811	$20,198

NET INCOME PER COMMON SHARE:
Basic	$0.31	$0.22
Diluted	$0.29	$0.21

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	93,314	90,509
Diluted	99,007	98,301

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,811	$20,198
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	14	14
Depreciation and other amortization	730	430
(Gain) loss on disposal of property and equipment	1	(7)
Stock-based compensation	2,110	2,140
Deferred income taxes	(55)	(3,123)
Tax benefit from exercise of stock options	(1,047)	—
Provision for doubtful accounts	(15)	69
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(246)	(20,941)
Inventories	(11,644)	15,432
Prepaid expenses and other current assets	(3,787)	(3,765)
Accounts payable	3,901	17,455
Accrued liabilities	3,303	(295)
Accrued distributor terminations	(260)	(340)
Customer deposit liabilities	—	1,170
Accrued compensation	(3,101)	(2,242)
Income taxes payable	7,688	8,914
Deferred revenue	(475)	12,922
Net cash provided by operating activities	25,928	48,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	—	3,528
Sales of available-for-sale investments	114,850	30,668
Purchases of available-for-sale investments	(102,358)	(43,876)
Purchases of property and equipment	(886)	(223)
Proceeds from sale of property and equipment	—	7
Additions to trademarks	(323)	(1,224)
Decrease (increase) in other assets	(12)	26
Net cash provided by (used in) investing activities	11,271	(11,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(319)	(211)
Tax benefit from exercise of stock options	1,047	—
Issuance of common stock	808	—
Net cash provided by (used in) financing activities	1,536	(211)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,735	36,726
CASH AND CASH EQUIVALENTS, beginning of period	12,440	35,129
CASH AND CASH EQUIVALENTS, end of period	$51,175	$71,855

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$14	$6
Income taxes	$10,011	$7,434

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands) (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.09 million and $0.1 million for the three-months ended March 31, 2008 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                       BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”), for a summary of significant accounting policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”), Monster LDA Company (“MLDA”), formerly known as Hard e Beverage Company (“HEB”) and previously known as Hard Energy Company and as CVI Ventures, Inc. and Monster Energy UK Limited (“Monster UK”), a direct wholly owned subsidiary of HBC, and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).  HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2008 and 2007 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity. In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

•                  Level 1: Quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•                  Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS 159 did not have an impact on the Company’s condensed financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

3.                                       FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

In accordance with SFAS No. 157, the following represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$49,958	$—	$—	$49,958
Municipal securities	70,238	—	—	70,238
Auction rate securities	—	—	202,114	202,114
Total	$120,196	$—	$202,114	$322,310

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). These notes carry an investment grade or better credit rating and certain of the notes are additionally backed by various federal

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

agencies and/or monoline insurance companies. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and reset the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. During the three-months ended March 31, 2008, a large portion of the auctions for these auction rate securities failed. There is no assurance that auctions on the remaining auction rate securities in the Company’s investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand. In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is generally above market rates for similar instruments. The securities for which auctions have failed will continue to accrue interest at the predetermined rates and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, certain of these securities are classified as long term investments in the accompanying consolidated balance sheet.

A Level 3 valuation was performed for the Company’s auction rate securities as of March 31, 2008, which indicated a fair value of $202.1 million. The valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. They represent the Company’s current estimates given available data as of March 31, 2008.

Based on this assessment of fair value, as of March 31, 2008, the Company determined that there was a decline in fair value of its auction rate securities of $5.4 million which was deemed temporary. This amount has been recorded net of tax, as a component of other comprehensive loss for the three-months ended March 31, 2008.

These auction rate securities will continue to accrue interest at their contractual rates until their respective auctions succeed.  Based on our ability to access cash and other short-term investments, our expected operating cash flows and our other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by the Company, the Company may be required to recognize other-than-temporary impairments on these long-term investments.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Level 3
Auction Rate Securities
Balance at December 31, 2007	$—
Transfers to Level 3	227,089
Realized loss included in income	—
Unrealized loss included in other comprehensive loss	(5,366)
Net settlements	(19,609)
Balance at March 31, 2008	$202,114

4.                                       INVESTMENTS

The following table summarizes the Company’s investments at March 31, 2008 and December 31, 2007:

March 31, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale
Short-term
Municipal securities:	$70,238	$—	$—	$70,238
Auction rate securities:	37,695	—	—	37,695
Long-term
Auction rate securities:	169,785	—	5,366	164,419
Total	$277,718	$—	$5,366	$272,352

December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale
Short-term
Municipal securities:	$63,125	$—	$—	$63,125
Long-term
Auction rate securities:	227,085	4	—	227,089
Total	$290,210	$4	$—	$290,214

Also included in the Company’s short-term investments as of March 31, 2008 and December 31, 2007, were variable rate demand notes.  Although the underlying maturities of these securities are long-term in nature, the investments are classified as short-term because they contain a ‘put’

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

feature which allows the holder to tender the securities at par value on seven days notice.  The ‘put’ feature is supported by a letter of credit or standby purchase agreement provided by a highly-rated commercial bank. The notes are issued by municipalities and other tax-exempt entities and the interest rate payable on these investments resets on a weekly basis.

The Company’s long-term investments as of March 31, 2008 are comprised of auction rate securities.

5.                                       INVENTORIES

Inventories consist of the following at:

	March 31, 2008	December 31, 2007
Raw materials	$31,822	$32,293
Finished goods	77,962	65,847
	$109,784	$98,140

6.                                       PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2008	December 31, 2007
Leasehold improvements	$2,101	$2,027
Furniture and office equipment	4,575	3,921
Equipment	1,938	1,937
Vehicles	5,579	5,333
	14,193	13,218
Less: accumulated depreciation and amortization	(5,360)	(4,651)
	$8,833	$8,567

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                       INTANGIBLES

Intangibles consist of the following at:

	March 31, 2008	December 31, 2007
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(415)	(401)
	754	768
Non-amortizing trademarks	23,621	23,298
	$24,375	$24,066

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Amortization expense recorded was $ 0.01 million for both the three-months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, future estimated amortization expense related to amortizing trademarks through March 31, 2013 is approximately $0.06 million per year.

8.                                       COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $14.4 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms and are due within the next twelve months.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from  January 1, 2006 through December 31, 2009.  Under the terms of the agreement, if the Company fails to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  The Company’s maximum liability under this agreement is $5.9 million subject to compliance by Rexam with certain conditions.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs.  The trial took place in February 2007 and closing oral submissions took place in June 2007.  The Court handed down its decision on March 31, 2008, in which the Court dismissed both parties’ actions.  As a result, neither the Company nor Bickfords is restrained from using the Monster or Monster Energy marks in Australia.  The Company is presently appealing the Court’s decision.

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

In the Summer of 2007, the Company and the individual defendants moved to dismiss the Federal Derivative Action and the Delaware Derivative Action. Thereafter, the parties to the Federal Derivative Action and the Delaware Derivative Action engaged in settlement negotiations, and thereafter entered into a Stipulation and Agreement of Settlement dated February 25, 2008 (the “Stipulation”) providing for the settlement and dismissal of the Federal Derivative Action and the Delaware Derivative Action (the “Settlement”). The Stipulation was filed with the U.S. District Court for the Central District of California on February 25, 2008.

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

On May 5, 2008, the District Court granted final approval of the Settlement and signed a Final Order and Judgment, dismissing the Federal Derivative Action with prejudice.  No objections to the Settlement were filed with the Court or served upon the parties.  The Court found that notice of the Settlement had been reasonable and sufficient, the best notice practicable under the circumstances, and in compliance with legal requirements.  The Court found further that the terms of the Settlement were fair, reasonable, and adequate to the parties, and in the best interests of the Company.  The Court granted plaintiffs’ application for attorneys’ fees and expenses in the amount requested, and directed the parties to consummate the Settlement in accordance with the terms and provisions of the Stipulation.

Pursuant to a stipulation between the parties to the Delaware Derivative Action that was so ordered by the Delaware Chancery Court on March 4, 2008, the Delaware Derivative Action was stayed pending the outcome of the proceedings in the federal District Court relating to the Settlement.  The federal District Court having approved the Settlement, it is now contemplated that a motion will be filed to dismiss the Delaware Derivative Action with prejudice.

Pursuant to a stipulation between the parties to the California Derivative Action that was so ordered by the Court on March 19, 2008, the stay previously entered in the California Derivative Action was continued until June 2, 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three-Months Ended
	March 31,
	2008	2007
Net income, as reported	$28,811	$20,198
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(3,228)	—
Foreign currency translation adjustments	1	—
Comprehensive income	$25,584	$20,198

The components of accumulated other comprehensive loss are as follows:

	March 31, 2008	December 31, 2007

Accumulated net unrealized loss on available-for-sale securities, net of tax	$(3,228)	$—
Foreign currency translation adjustments	(46)	(47)
Total accumulated other comprehensive loss	$(3,274)	$(47)

10.                                 STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at March 31, 2008: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant.  As of March 31, 2008, options to purchase 8,766,450 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 6,128,500 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant.  Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As of March 31, 2008, options to purchase 57,600 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the options on the date of grant.  Outstanding options generally vest over five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $2.1 million of compensation expense relating to outstanding options during both the three-months ended March 31, 2008 and 2007, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the three-months ended March 31, 2008 and 2007:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended March 31,
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility	61.8%	67.1%
Risk free interest rate	3.1%	4.7%
Expected lives	6.0 Years	5.6 Years

The following table summarizes the Company’s activities with respect to its stock option plans for the three-months ended March 31, 2008 as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	9,462	$7.91	6.5	$344,589
Granted	40	$41.08
Exercised	(250)	$3.24
Cancelled or forfeited	(76)	$17.64
Outstanding at March 31, 2008	9,176	$8.10	6.3	$253,051
Vested and expected to vest in the future at March 31, 2008	8,772	$7.87	6.2	$243,784
Exercisable at March 31, 2008	5,278	$4.16	5.5	$164,436

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2008 and 2007 was $23.97 per share and $22.68 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2008 was $9.2 million.  No options were exercised during the three-months ended March 31, 2007.

Cash received from option exercises under all plans for the three-months ended March 31, 2008 was approximately $0.8 million.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended March 31, 2008 was $0.6 million.

At March 31, 2008, there was $22.6 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.1 years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                                 INCOME TAXES

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

Upon adoption of FIN No. 48 as of January 1, 2007, the Company’s reassessment of its tax positions did not have a material impact on the consolidated financial statements.  The following is a rollforward of the Company’s total gross unrecognized tax benefits for the three-months ended March 31, 2008 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2007	$1,291
Additions for tax positions related to the current year	116
Balance at March 31, 2008	$1,407

The gross unrealized tax benefits, if recognized, would result in a reduction of the Company’s provision and effective tax rate. With the adoption of FIN No. 48, the Company has decided to classify interest and penalties as a component of tax expense.  No interest and penalties on unrecognized tax benefits were accrued as of March 31, 2008.  The Company believes that the total amount of unrecognized tax benefit at March 31, 2008 will be resolved within the next 12 months.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005.  The examination is expected to be completed by October 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                                 EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three-months ended March 31, 2008 and 2007 is presented below:

	Three-Months Ended
	March 31,
	2008	2007
Weighted-average shares outstanding:
Basic	93,314	90,059
Dilutive securities	5,693	8,242
Diluted	99,007	98,301

For the three-months ended March 31, 2008 and 2007, options outstanding totaling 0.5 million and 0.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

13.                                 SEGMENT INFORMATION

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended March 31, 2008 and 2007 are as follows:

	Three-Months Ended March 31, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$189,711	$22,467	$—	$212,178
Contribution margin	56,278	(1,127)	—	55,151
Corporate and unallocated expenses	—	—	(12,323)	(12,323)
Operating income				42,828
Interest income, net	(14)	—	3,640	3,626
Income before provision for income taxes				46,454
Depreciation and amortization	278	8	444	730
Trademark amortization	—	11	3	14

	Three-Months Ended March 31, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$143,294	$22,559	$—	$165,853
Contribution margin	47,335	753	—	48,088
Corporate and unallocated expenses	—	—	(16,178)	(16,178)
Operating income				31,910
Interest income, net	(6)	—	1,532	1,526
Income before provision for income taxes				33,436
Depreciation and amortization	186	7	237	430
Trademark amortization	—	11	3	14

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the applicable segment.

Corporate and unallocated expenses were $12.3 million for the three-months ended March 31, 2008 and included $7.2 million of payroll costs, of which $2.1 million was attributable to stock-based compensation expense (see Note 10, “Stock-Based Compensation”), and $3.3 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $16.2 million for the three-months ended March 31, 2007 and included $5.8 million of payroll costs, of which $2.1 million was attributable to stock based compensation expense (see Note 10, “Stock-Based Compensation”) and $8.2 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 22% and 12% respectively, of the Company’s net sales for the three-months ended March 31, 2008. Two customers made up approximately 19% and 14% respectively, of the Company’s net sales for the three-months ended March 31, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s net sales by product line for the three-months ended March 31, 2008 and 2007, respectively, were as follows:

	Three-Months Ended
	March 31,
	2008	2007
Energy drinks	$190,176	$144,401
Non-carbonated (primarily juice based beverages)	16,209	15,197
Carbonated (primarily soda beverages)	5,793	6,255
	$212,178	$165,853

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

Pursuant to the AB Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable amounts totaling $0.1 million and $13.3 million were recorded by the Company related to such newly appointed AB Distributors for the costs of terminating the Company’s prior distributors in the three-months ended March 31, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007, and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.  Revenue recognized was $0.5 million and $0.4 million for the three-months ended March 31, 2008 and 2007, respectively.  Related distributor receivables of $5.5 million and $5.4 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008 and December 31, 2007, amounts totaling $0.1 million were received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company incurred termination costs amounting to $6.3 million in aggregate during the three-months ended March 31, 2007 to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2007.  No such termination costs were incurred during the three-months ended March 31, 2008. Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 were $4.1 million and $4.3 million, respectively.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

15.                                 RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred in connection with services rendered to the Company during the three-months ended March 31, 2008 and 2007 were $1.8 million and $1.3 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2008 and 2007 were $0.1 million and $0.2 million, respectively.

16.                                 SUBSEQUENT EVENTS

On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The Company’s Board of Directors also terminated the common stock repurchase program authorized in November 2005, under which the Company had purchased $27.7 million of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™ brand energy juice.  We also market, SELL and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks.  We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. We also market, sell and distribute vitamin and mineral drink mixes in powdered form under the Fizzit™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Kawasaki Factory International Moto GP Team, Kenny Bernstein Drag Racing Team, Ken Block Rally Racing Team, Ricky Carmichael NASCAR Camping World East Series, Iron Horse Mountain Bike Team, extreme sports figures and  athletes, sporting events such as the Monster Energy®  Supercross Series, the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, Canadian Outdoor Motocross Series, CORR Short Course Off-Road Truck Racing , ski and snowboard competitions and other health and sports  related  activities, including extreme sports, particularly supercross, motocross, freestyle, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events.  In store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

Pursuant to the Anheuser-Busch Distribution Agreements (the “AB Distribution Agreements”) entered into with newly appointed AB Distributors, non-refundable amounts received totaling $0.1 million and $13.3 million were recorded by us related to such appointed AB Distributors for the costs of terminating our prior distributors for the three-months ended March 31, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively, and are recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.  Revenue recognized was $0.5 million and $0.4 million for the three-months ended March 31, 2008 and 2007, respectively. Related distributor receivables of $5.5 million and $5.4 million are included in accounts receivable net, in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008 and December 31, 2007, amounts totaling $0.1 million were received by us from certain other AB Distributors in anticipation of executing AB Distribution Agreements with us. Such receipts have been accounted for as customer deposit liabilities in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

We incurred termination costs amounting to $6.3 million in aggregate for the three-months ended March 31, 2007 to certain of our prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2007.  No such termination costs were incurred during the three-months ended March 31, 2008.  Accrued distributor terminations in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 were $4.1 million and $4.3 million, respectively.

As discussed under Review of Historic Stock Option Granting Practices in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-Q for the quarter ended March 31, 2007, a special committee of our Board of Directors concluded its review of our stock option grants and granting practices.  In connection with this review, related litigation and other related matters, we incurred professional service fees of $0.2 million and $6.7 million for the three-months ended March 31, 2008 and 2007, respectively.

The following table summarizes the selected items discussed above for the three-months ended March 31, 2008 and 2007:

	March 31,
	2008	2007
	(In Thousands)	(In Thousands)
Deferred Revenue:
Receipts from newly appointed AB Distributors	$50	$13,350

Recognition of deferred revenue	523	$428

Operating Expenses:
Termination payments to prior distributors	—	$6,347
Professional fees associated with the review of stock option grants and granting practices, related litigation and other related matters	230	$6,684

As a result of the late filings of our Form 10-Q for the quarter ended September 30, 2006, our Form 10-K for the fiscal year ended December 31, 2006, and our Form 10-Q for the three-months ended March 31, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have been current in our reporting obligations for a period of approximately one year.  We expect to be eligible to register our securities on Form S-3 after July 1, 2008.  The inability to use Form S-3 could adversely affect our ability to raise capital during this period.  However, we are still eligible to register our securities on Form S-1. If we fail to timely file a future periodic report with the Securities and Exchange Commission (the “SEC”) and our stock were to be delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

We again achieved record gross sales* of $244.0 million in the first quarter of 2008.  The increase in gross sales for the three-months ended March 31, 2008 was primarily attributable to sales of our Java MonsterTM line of non-carbonated dairy based coffee drinks and increased sales of certain of our existing products, particularly our Monster Energy® brand energy drinks.  The percentage increase in gross sales was higher than the percentage increase in net sales, primarily due to an increase in promotional and other allowances as a percentage of gross sales, which increased from 12.7% to 13.0%.  The actual amount of promotional and other allowances increased to $31.8 million from $24.2 million for the three-months ended March 31, 2008 and 2007, respectively.

*Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be used alone as an indicator of operating performance in place of net sales.  Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements.  However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and our overall performance.  The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance.  Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks.  Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Competitive pressure in the “energy drink” category could adversely affect our operating results.

During the fourth quarter of 2007, we announced a price increase for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. We estimate that gross sales for the three-months ended March 31, 2008 were reduced by approximately 8% to 9% as a result of purchases made by our customers in advance of such price increases. During the fourth quarter of 2007, we did not limit the amount of purchases our customers could execute at our existing 2007 fourth quarter prices.

Gross sales shipped outside of California represented 76.4% and 68.9% of our gross sales, for the three-months ended March 31, 2008 and 2007, respectively. Gross sales to customers outside the United States amounted to $17.0 million and $5.6 million for the three-months ended March 31, 2008 and 2007, respectively. Such sales were approximately 7.0% and 2.9% of gross sales for the three-months ended March 31, 2008 and 2007, respectively.

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for the three-months ended March 31, 2008 and 2007 are reflected below.  The allocations below reflect changes made by us to the categories historically reported.

	Three-Months Ended March 31,
	2008	2007
Retail grocery, specialty chains and wholesalers	9%	10%
Club stores, drug chains & mass merchandisers	14%	16%
Full service distributors	73%	69%
Health food distributors	2%	2%
Other	2%	3%

Our customers include Cadbury Schweppes Bottling Group (formally known as Dr. Pepper Bottling/7UP Bottling Group), Wal-Mart, Inc. (including Sam’s Club), AB, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and Albertsons.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  Cadbury Schweppes Bottling Group, a customer of the DSD division, accounted for approximately 22% and 19% of our net sales for the three-months ended March 31, 2008 and 2007, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 12% and 14% of our net sales for the three-months ended March 31, 2008 and 2007, respectively.

During 2004, we entered into exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch (“DHS”), (the “WIC Contracts”) with the State of California to supply 100% apple juice and 100% blended juice in 64-ounce PET plastic bottles. The WIC Contracts commenced on July 12, 2004 and were due to expire in July 2007.  The parties initially mutually agreed to extend the WIC Contracts until July 11, 2008.  WIC approved items are stocked by the grocery trade and by WIC only stores.  Products are purchased by WIC consumers with vouchers given by the DHS to qualified participants. Due to significant cost increases, mainly for apple juice concentrates and PET plastic bottles, we negotiated a mutually acceptable earlier termination date of April 30, 2008 for the WIC Contracts with the State of California. We have been informed that future WIC contracts will not be granted on an exclusive basis and that certain manufacturers (including HBC) will be eligible to sell certain qualifying products to WIC participants.  We are informed and believe that the WIC program intends reducing the total quantity of fruit juice products that will be available to WIC participants. We anticipate that as a consequence of the above, our revenue from these products is likely to be lower in the future.  However, we do not believe that such reduction in revenue will have a material impact on our future operations.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2008 and 2007, respectively.

	Three-Months Ended March 31,		Percentage Change
	2008	2007	08 vs. 07
Gross sales, net of discounts & returns *	$243,999	$190,070	28.4%
Less: Promotional and other allowances**	31,821	24,217	31.4%
Net sales	212,178	165,853	27.9%
Cost of sales	107,459	80,216	34.0%
Gross profit	104,719	85,637	22.3%
Gross profit margin as a percentage of net sales	49.4%	51.6%

Operating expenses	61,891	53,727	15.2%

Operating expenses as a percentage of net sales	29.2%	32.4%

Operating income	42,828	31,910	34.2%
Operating income as a percent of net sales	20.2%	19.2%

Interest and other income, net	3,626	1,526	137.6%
Income before provision for income taxes	46,454	33,436	38.9%

Provision for income taxes	17,643	13,238	33.3%

Net income	$28,811	$20,198	42.6%
Net income as a percent of net sales	13.6%	12.2%

Net income per common share:

Basic	$0.31	$0.22	37.7%
Diluted	$0.29	$0.21	41.6%

Case sales (in thousands) (in 192-ounce case equivalents)
	22,274	19,368	15.0%

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

Results of Operations for the Three-Months Ended March 31, 2008 Compared to the Three-Months Ended March 31, 2007

Gross Sales.* Gross sales were $244.0 million for the three-months ended March 31, 2008, an increase of approximately $53.9 million or 28.4% higher than gross sales of $190.1 million for the three-months ended March 31, 2007.  The increase in gross sales was primarily attributable to sales of our Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007), increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004), Monster Energy® KhaosTM energy drinks (introduced in August 2005) and Monster M-80TM energy drinks (introduced in March 2007), as well as sales of certain new products such as, Monster MIXXD™ energy drinks (introduced in December 2007) and Monster Heavy Metal™ energy drinks (introduced in  November 2007).  To a lesser extent, the increase in gross sales was attributable to increased sales by volume of apple juice and juice blends. The increase in gross sales was partially offset by decreased sales by volume of Rumba™ brand energy juice (introduced in December 2004), iced teas, and Unbound Energy® drinks (commencing October 2006). Our gross sales for the three-months ended March 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that gross sales for the three-months ended March 31, 2008 were reduced by approximately 8% to 9% as a result of purchases made by our customers in advance of such price increases. Promotional and other allowances were $31.8 million for the three-months ended March 31, 2008, an increase of $7.6 million or 31.4% higher than promotional and other allowances of $24.2 million for the three-months ended March 31, 2007. Promotional and other allowances as a percentage of gross sales increased to 13.0% from 12.7% for the three-months ended March 31, 2008 and 2007, respectively.  As a result, the percentage increase in gross sales for the three-months ended March 31, 2008 was higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $212.2 million for the three-months ended March 31, 2008, an increase of approximately $46.3 million or 27.9% higher than net sales of $165.9 million for the three-months ended March 31, 2007.  The increase in net sales was primarily attributable to sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® AssaultTM energy drinks, Monster Energy® KhaosTM energy drinks and Monster M-80TM energy drinks, as well as sales of certain new products such as, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. The increase in net sales was partially offset by decreased sales by volume of iced teas, Unbound Energy® drinks and Rumba™ brand energy juice.  Our net sales for the three-months ended March 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that net sales for the three-months ended March 31, 2008 were reduced by approximately 8% to 9% as a result of purchases made by our customers in advance of such price increases.

Case sales, in 192-ounce case equivalents, were 22.3 million cases for the three-months ended March 31, 2008, an increase of 2.9 million cases or 15.0% higher than case sales of 19.4 million cases for the three-months ended March 31, 2007. The overall average net sales price per case increased to $9.53 for the three-months ended March 31, 2008 or 11.5% higher than the average net sales price per case of $8.55 for the three-months ended March 31, 2007.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products as well as the price increases for our Monster Energy® brand energy drinks in 16-ounce cans effective January 1, 2008 and in 24-ounce cans effective July 1, 2007, respectively.

Net sales for the DSD segment were $189.8 million for the three-months ended March 31, 2008, an increase of approximately $46.5 million or 32.4% higher than net sales of $143.3 million for the three-months ended March 31, 2007.  The increase in net sales was primarily attributable to sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® AssaultTM energy drinks, Monster Energy® KhaosTM energy drinks and Monster M-80TM energy drinks, as well as sales of certain new products such as Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. The increase in net sales was partially offset by decreased sales by volume of Unbound Energy® drinks and Rumba™ brand energy juice.  Our net sales for the DSD segment for the three-months ended March 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. We estimate that net sales for the three-months ended March 31, 2008 were reduced by approximately 8% to 9% as a result of purchases made by our customers in advance of such price increases.

Net sales for the Warehouse segment were $22.5 million for the three-months ended March 31, 2008, a slight decrease of approximately $0.1 million or 0.4% lower than net sales of $22.6 million for the three-months ended March 31, 2007. The slight decrease in net sales was attributable in part to slotting charges for our flavored sparkling beverages.  Changes in pricing within the Warehouse segment did not have a material impact on net sales for the three-months ended March 31, 2008.

Gross Profit.*** Gross profit was $104.7 million for the three-months ended March 31, 2008, an increase of approximately $19.1 million or 22.3% higher than the gross profit of $85.6 million for the three-months ended March 31, 2007.  Gross profit as a percentage of net sales decreased to 49.4% for the three-months ended March 31, 2008 from 51.6% for the three-months ended March 31, 2007.  The increase in net sales contributed to the increase in gross profit dollars.  The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee drinks that have lower gross profit margins than those of our Monster Energy® brand energy drinks.  To a lesser extent, the decrease in gross profit as a percentage of net sales was also attributable to an increase in the cost of certain raw materials including certain sweeteners, certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate as well as increased chain marketing agreements. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.   Total operating expenses were $61.9 million for the three-months ended March 31, 2008, an increase of approximately $8.2 million or 15.2% higher than total operating expenses of $53.7 million for the three-months ended March 31, 2007. Total operating expenses as a percentage of net sales was 29.2% for the three-months ended March 31, 2008, lower than 32.4% for three-months ended March 31, 2007.  Total operating expenses for the three-months ended March 31, 2008 included costs of $2.0 million relating to the launch of the Monster Energy® brand in the United Kingdom. The increase in operating expenses in dollars was partially attributable to increased out-bound freight and warehouse costs of $2.0 million primarily due to increased volume of shipments, increased expenditures of $5.7 million for sponsorships and endorsements, increased expenditures of $2.8 million for merchandise displays, increased expenditures of $1.7 million for sampling programs, increased expenditures of $1.6 million for commissions and royalties and increased payroll expenses of $2.1 million.  The increase in operating expenses in dollars was partially offset by decreased expenditures of $5.0 million for professional services costs, including legal and accounting fees, and decreased expenditures of $6.3 million relating to the costs associated with terminating existing distributors. Included in legal and accounting fees are costs of $0.2 million and $6.7 million for the three-months ended March 31, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of $6.3 million for the three-months ended March 31, 2007 attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $0.2 million and $6.7 million for the three-months ended March 31, 2008 and 2007, respectively in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 29.1% and 24.5% for the three-months ended March 31, 2008 and 2007, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $56.3 million for the three-months ended March 31, 2008, an increase of approximately $9.0 million or 19.0% higher than contribution margin of $47.3 million for the three-months ended March 31, 2007.  The increase in contribution margin for the DSD segment was primarily attributable to sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks.  Contribution margin for the Warehouse segment was ($1.1) million for the three-months ended March 31, 2008, approximately $1.9 million lower than contribution margin of $0.8 million for the three-months ended March 31, 2007.  The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of a significant increase in the costs of certain raw materials, particularly apple juice concentrate.  Although we purchased sufficient quantities of apple juice concentrate at lower fixed prices to meet demand under the WIC Contracts, the blended costs of apple juice concentrate among both segments increased by approximately 50%, resulting in a significant reduction of gross margin for the Warehouse segment.

Operating Income.  Operating income was $42.8 million for the three-months ended March 31, 2008, an increase of approximately $10.9 million or 34.2% higher than operating income of $31.9 million for the three-months ended March 31, 2007.  Operating income as a percentage of net sales increased to 20.2% for the three-months ended March 31, 2008 from 19.2% for the three-

months ended March 31, 2007.  The increase in operating income was primarily due to an increase in gross profit of $19.1 million.  The increase in operating income as a percentage of net sales was primarily attributable to decreased operating expenses as a percentage of net sales.  Operating income, exclusive of recognition of deferred revenue of $0.5 million and $0.4 million for the three-months ended March 31, 2008 and 2007, respectively, attributable to the AB Distribution agreements entered into with newly appointed AB Distributors, exclusive of expenditures of $0.0 and $6.3 million for the three-months ended March 31, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $0.2 million and $6.7 for the three-months ended March 31, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, was 20.1% and 26.9% for the three-months ended March 31, 2008 and 2007, respectively.

Interest and Other Income, net.  Net interest and other income was $3.6 million for the three-months ended March 31, 2008, an increase of $2.1 million from net interest and other income of $1.5 million for the three-months ended March 31, 2007.  The increase in net interest and other income was primarily attributable to increased interest revenue earned on our cash balances and short- and long-term investments, which have increased significantly over the prior year.

Provision for Income Taxes.  Provision for income taxes for the three-months ended March 31, 2008 was $17.6 million, as compared to provision for income taxes of $13.2 million for the three-months ended March 31, 2007.  The effective combined federal and state tax rate for the three-months ended March 31, 2008 was 38.0%, which was lower than the effective tax rate of 39.6% for the three-months ended March 31, 2007.  The decrease in the effective tax rate was primarily attributable to a reduction in federal taxes attributable to the domestic production tax deduction.  Also, in the first quarter of 2008, our effective tax rate reflects an approximate $0.1 million tax charge related to a net change in our uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

Net Income.  Net income was $28.8 million for the three-months ended March 31, 2008, an increase of $8.6 million or 42.6% higher than net income of $20.2 million for the three-months ended March 31, 2007.  The increase in net income was primarily attributable to an increase in gross profit of $19.1 million and, to a lesser extent, an increase in net interest and other income of approximately $2.1 million. This was partially offset by an increase in operating expenses of $8.2 million and an increase in provision for income taxes of $4.4 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $25.9 million for the three-months ended March 31, 2008, as compared to $48.0 million in the comparable period in 2007.  For the three-months ended March 31, 2008, cash provided by operating activities was primarily attributable to net income earned of $28.8 million and adjustments for certain non-cash expenses consisting of $2.1 million of stock-based compensation and $0.7 million of depreciation and other amortization. For the three-months ended March 31, 2008, cash provided by operations also increased due to a $7.7 million increase in income taxes payable, a $3.9 million increase in accounts payable and a $3.3 million increase in accrued liabilities.  For the three-months ended March 31, 2008, cash provided by operating activities was reduced due to a $11.6 million increase in inventories, a $3.8 million increase in prepaid expenses and other current assets, a $3.1 million decrease in accrued compensation and a $1.0 million increase in tax benefit from exercise of stock options. The increase in inventory is attributable to the addition of new copackers, the introduction of new products and planned inventory levels to meet consumer demand.

Cash flows provided by (used in) investing activities – Net cash provided by investing activities was $11.3 million for the three-months ended March 31, 2008, as compared to $11.1 million used in investing activities in the comparable period in 2007.  For the three-months ended March 31, 2008 and March 31, 2007, respectively, cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments.  Cash provided by investing activities was primarily attributable to sales and maturities of available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short- and long-term investments and for other corporate purposes.  Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At March 31, 2008, we had $51.2 million in cash and cash equivalents and $272.4 million in short- and long-term investments. We have historically invested these amounts in U.S. government agencies, municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Certain of our short-term investments include variable rate demand notes.  Although the underlying maturities of these securities are long-term in nature, the investments are classified as short-term because they contain a ‘put’ feature which allows the holder to tender the securities at par on seven days notice.  The ‘put’ feature is supported by a letter of credit or standby purchase agreement provided by a highly-rated commercial bank. The notes are issued by municipalities and other tax-exempt entities and the interest rate payable on these investments resets on a weekly basis.

Certain of our short-term investments and all of our long-term investments are comprised of auction rate securities. These notes carry an investment grade or better credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and reset the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. In the first quarter of 2008, a large portion of the auctions for these auction rate securities failed.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand. In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is above market rates for similar instruments. The securities for which auctions have failed will continue to accrue interest at the predetermined default rates and be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently certain of these securities have been classified as long term investments in our consolidated financial statements.  We anticipate that due to the higher interest rates now payable on certain of these securities and for other reasons, the issuers will take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the higher interest rates now payable on such securities.

A Level 3 valuation was performed for the Company’s auction rate securities as of March 31, 2008, which indicated a fair value of $202.1 million. The valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. They represent the Company’s current estimates given available data as of March 31, 2008.

Based on this assessment of fair value, as of March 31, 2008, the Company determined that there was a decline in fair value of its auction rate securities of $5.4 million which was deemed temporary.  This amount has been recorded net of tax, as a component of other comprehensive loss for the three-months ended March 31, 2008.

These auction rate securities will continue to accrue interest at their contractual rates until their respective auctions succeed.  Based on our ability to access cash and other short-term investments, our expected operating cash flows and our other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by the Company, the Company may be required to recognize other-than-temporary impairments on these long-term investments.

Cash flows provided by (used in) financing activities – Net cash provided by financing activities was $1.5 million for the three-months ended March 31, 2008, as compared to net cash used in financing activities of $0.2 million for the comparable period in 2007.  For the three-months ended March 31, 2008, cash provided by financing activities was primarily attributable to a $1.0 million tax benefit in connection with the exercise of certain stock options and proceeds of $0.8 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The Company’s Board of Directors also terminated the common stock repurchase program authorized in November 2005, under which the Company had purchased $27.7 million of common stock.

Debt and other obligations – HBC has entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2008.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying LIBOR rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. We had no outstanding borrowings on this line of credit at March 31, 2008. Letters of credit issued on behalf of the Company totaling $0.3 million under this credit facility were outstanding as of March 31, 2008.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios.  The Company was in compliance with its covenants at March 31, 2008.

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

The following represents a summary of our contractual obligations and related scheduled maturities as of March 31, 2008:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$46,820	$31,580	$14,040	$1,200	$—
Capital Leases	438	438	—	—	—
Operating Leases	22,580	3,187	7,819	4,557	7,017
Purchase Commitments	14,387	14,387	—	—	—
	$84,225	$49,592	$21,859	$5,757	$7,017

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  Our maximum liability under this agreement is $5.9 million, subject to compliance by Rexam with a number of conditions under this agreement.

We believe that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $10.0 million through March 2009.  However, future business opportunities may cause a change in this estimate.

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

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, which is currently in escrow.  The property is located adjacent to the newly leased warehouse and distribution space.  We are reviewing the feasibility of constructing a new office building on such land, which will replace our existing office space.

We have sublet in excess of 50% of our previous office, warehouse and distribution space for the remainder of that lease term which expires in October 2010.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three-months ended March 31, 2008 and 2007, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average price per case)	Three-Months Ended March 31
	2008	2007
Net sales	$212,178	$165,853
Case sales (192-ounce case equivalents)	22,274	19,396
Average price per case	$9.53	$8.55

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

Changes to our critical accounting policies are discussed in “Recently Issued Accounting Pronouncements” discussed below. There have been no other material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2007.

Recently Issued Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact its financial position, results of operations or liquidity.  In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

•                  Level 1: Quoted prices in active markets for identical assets or liabilities.

•                  Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•                  Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS 159 did not have an impact on the Company’s condensed financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

Inflation

We do not believe that inflation has a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward looking statements made by or on behalf of the Company.  Certain statements made in this report, including certain statements made in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things.  All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non historical information, are forward looking statements within the meaning of the Act.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

•                  Changes in the costs and availability of raw materials and juice concentrates, and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company’s products;

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

•                  The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, 16-ounce cans, 24-ounce cans and 32-ounce cans, smoothies in 11.5-ounce cans,  the Java MonsterTM  line of non-carbonated dairy based coffee drinks in 15-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging and other products;

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

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, including, but not limited to, cans, PET plastic bottles, glass, labels, sucrose, high fructose corn syrup, glucose, sucralose, flavors, supplements, juice concentrates, certain sweeteners or packaging arrangements, or protecting against shortages of such ingredients or raw materials.

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

At March 31, 2008, we had $51.2 million in cash and cash equivalents and $272.4 million in short- and long-term investments.  We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

Liquidity for auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals, usually every 7 to 35 days. During the three-months ended March 31, 2008, a large portion of the auctions for these auction rate securities failed. Based on an assessment of fair value as of March 31, 2008, we determined that a temporary impairment has occurred and therefore recorded a charge of $3.2 million, net of  tax for the three-months ended March 31, 2008.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed.  These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information on our auction rate securities.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs.  The trial took place in February 2007 and closing oral submissions took place in June 2007.  The Court handed down its decision on March 31, 2008, in which the Court dismissed both parties’ actions.  As a result, neither the Company nor Bickfords is restrained from using the Monster or Monster Energy marks in Australia.  The Company is presently appealing the Court’s decision.

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

In the Summer of 2007, the Company and the individual defendants moved to dismiss the Federal Derivative Action and the Delaware Derivative Action. Thereafter, the parties to the Federal Derivative Action and the Delaware Derivative Action engaged in settlement negotiations, and thereafter entered into a Stipulation and Agreement of Settlement dated February 25, 2008 (the “Stipulation”) providing for the settlement and dismissal of the Federal Derivative Action and the Delaware Derivative Action (the “Settlement”). The Stipulation was filed with the U.S. District Court for the Central District of California on February 25, 2008.

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

On May 5, 2008, the District Court granted final approval of the Settlement and signed a Final Order and Judgment, dismissing the Federal Derivative Action with prejudice.  No objections to the Settlement were filed with the Court or served upon the parties.  The Court found that notice of the Settlement had been reasonable and sufficient, the best notice practicable under the circumstances, and in compliance with legal requirements.  The Court found further that the terms of the Settlement were fair, reasonable, and adequate to the parties, and in the best interests of the Company.  The Court granted plaintiffs’ application for attorneys’ fees and expenses in the amount requested, and directed the parties to consummate the Settlement in accordance with the terms and provisions of the Stipulation.

Pursuant to a stipulation between the parties to the Delaware Derivative Action that was so ordered by the Delaware Chancery Court on March 4, 2008, the Delaware Derivative Action was stayed pending the outcome of the proceedings in the federal District Court relating to the Settlement.  The federal District Court having approved the Settlement, it is now contemplated that a motion will be filed to dismiss the Delaware Derivative Action with prejudice.

Pursuant to a stipulation between the parties to the California Derivative Action that was so ordered by the Court on March 19, 2008, the stay previously entered in the California Derivative Action was continued until June 2, 2008.

ITEM 1A.               RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: May 12, 2008	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer