Form 10-Q
period 2008-06-30
HANSEN NATURAL CORP
filed 2008-08-11
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The Registrant had 92,339,788 shares of common stock, par value $0.005 per share, outstanding as of July 25, 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands, Except Share Amounts) (Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182,953	$12,440
Short-term investments	22,066	63,125
Accounts receivable, net	83,404	81,497
Inventories	123,218	98,140
Prepaid expenses and other current assets	10,614	3,755
Deferred income taxes	11,902	11,192
Total current assets	434,157	270,149

INVESTMENTS	115,181	227,085
PROPERTY AND EQUIPMENT, net	9,238	8,567
DEFERRED INCOME TAXES	16,399	14,006
INTANGIBLES, net	24,723	24,066
OTHER ASSETS	774	730
	$600,472	$544,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,272	$56,766
Accrued liabilities	11,791	9,019
Accrued distributor terminations	4,052	4,312
Accrued compensation	4,536	5,827
Current portion of capital leases	313	663
Income taxes payable	13,298	6,294
Total current liabilities	105,262	82,881

DEFERRED REVENUE	38,174	39,555

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000,000 shares authorized; 96,533,211 shares issued and 92,179,460 outstanding as of June 30, 2008; 95,848,711 shares issued and 93,191,191 outstanding as of December 31, 2007	483	479
Additional paid-in capital	105,919	96,749
Retained earnings	432,691	353,648
Accumulated other comprehensive loss	(3,429)	(47)
Common stock in treasury, at cost; 4,353,751 and 2,657,520 shares as of June 30, 2008 and December 31, 2007, respectively	(78,628)	(28,662)
Total stockholders’ equity	457,036	422,167
	$600,472	$544,603

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2008	2007	2008	2007

NET SALES	$282,244	$244,763	$494,422	$410,615

COST OF SALES	136,031	116,510	243,489	196,726

GROSS PROFIT	146,213	128,253	250,933	213,889

OPERATING EXPENSES	68,023	66,830	129,916	120,557

OPERATING INCOME	78,190	61,423	121,017	93,332

INTEREST AND OTHER INCOME, net	2,769	1,752	6,395	3,278

INCOME BEFORE PROVISION FOR INCOME TAXES	80,959	63,175	127,412	96,610

PROVISION FOR INCOME TAXES	30,727	24,864	48,369	38,101

NET INCOME	$50,232	$38,311	$79,043	$58,509

NET INCOME PER COMMON SHARE:
Basic	$0.54	$0.43	$0.85	$0.65
Diluted	$0.51	$0.39	$0.80	$0.59

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	92,911	90,118	93,113	90,089
Diluted	97,996	98,455	98,509	98,388

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX-MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands) (Unaudited)
	Six-Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,043	$58,509
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	27	28
Depreciation and other amortization	1,539	919
(Gain) loss on disposal of property and equipment	(5)	4
Stock-based compensation	5,779	4,176
Deferred income taxes	(710)	(8,029)
Tax benefit from exercise of stock options	(2,174)	(9,290)
Provision for doubtful accounts	17	154
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(1,924)	(57,458)
Inventories	(25,078)	(10,485)
Prepaid expenses and other current assets	(6,915)	(5,611)
Accounts payable	14,506	57,460
Accrued liabilities	2,772	(3,569)
Accrued distributor terminations	(260)	907
Accrued compensation	(1,291)	(696)
Income taxes payable	9,178	6,200
Deferred revenue	(1,381)	18,911
Net cash provided by operating activities	73,123	52,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	-	3,528
Sales of available-for-sale investments	253,879	48,911
Purchases of available-for-sale investments	(106,685)	(93,385)
Purchases of property and equipment	(1,927)	(1,599)
Proceeds from sale of property and equipment	6	219
Additions to trademarks	(684)	(2,381)
(Increase) decrease in other assets	(75)	84
Net cash provided by (used in) investing activities	144,514	(44,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(604)	(384)
Tax benefit from exercise of stock options	2,174	9,290
Issuance of common stock	1,272	3,940
Purchases of common stock held in treasury	(49,966)	-
Net cash (used in) provided by financing activities	(47,124)	12,846

NET INCREASE IN CASH AND CASH EQUIVALENTS	170,513	20,353
CASH AND CASH EQUIVALENTS, beginning of period	12,440	35,129
CASH AND CASH EQUIVALENTS, end of period	$182,953	$55,482

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$22	$17
Income taxes	$40,070	$40,020

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.3 million and $0.7 million for the six-months ended June 30, 2008 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                       BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”), for a summary of significant accounting policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”), Monster LDA Company, formerly known as Hard e Beverage Company and previously known as Hard Energy Company and as CVI Ventures, Inc. and Monster Energy UK Limited, a direct wholly owned subsidiary of HBC, and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).  HBC owns all of the issued and outstanding common stock of Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2008 and 2007 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

The Company has reclassified $0.1 million of customer deposit liabilities to accrued liabilities to conform to the current period presentation.

2.                                       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company already records marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with GAAP.”  The Company does not expect SFAS No. 162 to have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 may have on its condensed consolidated financial statements.

3.                                       FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

In accordance with SFAS No. 157, the following represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$176,094	$-	$-	$176,094
Municipal securities	13,191	-	-	13,191
Auction rate securities	-	-	124,056	124,056
Total	$189,285	$-	$124,056	$313,341

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes.  The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. During the six-months ended June 30, 2008, a large portion of the auctions for these auction rate securities failed. There is no assurance that auctions on the remaining auction rate securities in the Company’s investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors.  In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is generally above market rates for similar instruments. The securities for which auctions have failed will continue to accrue interest at their predetermined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, certain of these securities are classified as long term investments in the accompanying consolidated balance sheets.

A Level 3 valuation was performed for the Company’s auction rate securities as of June 30, 2008, which indicated a fair value of $124.1 million. The valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. They represent the Company’s current estimates given available data as of June 30, 2008.

Based on the Level 3 valuation performed as of June 30, 2008 for the purpose of complying with GAAP, the Company determined that there was a decline in fair value of its auction rate

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

securities of $5.8 million which was deemed temporary. This amount has been recorded net of a tax benefit of $2.4 million, as a component of other comprehensive loss for the six-months ended June 30, 2008.

These auction rate securities will continue to accrue interest at their contractual rates until their respective auctions succeed.  Based on the Company’s ability to access cash and other short-term investments and based on the Company’s expected operating cash flows, the Company does not anticipate that the current lack of liquidity of these investments will have a material effect on its liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by the Company, the Company may be required to recognize other-than-temporary impairments on these long-term investments.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

Level 3
Auction Rate
Securities
Balance at December 31, 2007	$-
Transfers to Level 3	227,089
Realized loss included in income	-
Unrealized loss included in other comprehensive loss	(5,769)
Net settlements	(97,264)
Balance at June 30, 2008	$124,056

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                       INVESTMENTS

The following table summarizes the Company’s investments at June 30, 2008 and December 31, 2007:

June 30, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale
Short-term
Municipal securities:	$13,191	$-	$-	$13,191
Auction rate securities:	8,875	-	-	8,875
Long-term
Auction rate securities:	120,950	-	5,769	115,181
Total	$143,016	$-	$5,769	$137,247

December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale
Short-term
Municipal securities:	$63,125	$-	$-	$63,125
Long-term
Auction rate securities:	227,085	4	-	227,089
Total	$290,210	$4	$-	$290,214

Also included in the Company’s short-term investments as of December 31, 2007, were variable rate demand notes of $60.6 million.  Although the underlying maturities of these securities are long-term in nature, the investments are classified as short-term because they contain a ‘put’ feature which allows the holder to tender the securities at par value on seven days notice.  The ‘put’ feature is supported by a letter of credit or standby purchase agreement provided by a highly-rated commercial bank. The notes are issued by municipalities and other tax-exempt entities and the interest rate payable on these investments resets on a weekly basis.  Subsequent to December 31, 2007, the Company redeemed all its holdings of variable rate demand notes at par value.

The Company’s long-term investments as of June 30, 2008 are comprised of auction rate securities.

5.                           INVENTORIES

Inventories consist of the following at:

	June 30, 2008	December 31, 2007
Raw materials	$30,972	$32,293
Finished goods	92,246	65,847
	$123,218	$98,140

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                       PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2008	December 31, 2007
Leasehold improvements	$2,101	$2,027
Furniture and office equipment	4,115	3,921
Equipment	3,010	1,937
Vehicles	6,141	5,333
	15,367	13,218
Less: accumulated depreciation and amortization	(6,129)	(4,651)
	$9,238	$8,567

7.             INTANGIBLES

Intangibles consist of the following at:

	June 30, 2008	December 31, 2007
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(428)	(401)
	741	768
Non-amortizing trademarks	23,982	23,298
	$24,723	$24,066

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Amortization expense recorded was $0.01 million for both the three-months ended June 30, 2008 and 2007, respectively. Amortization expense recorded was $0.03 million for both the six-months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, future estimated amortization expense related to amortizing trademarks through June 30, 2013 is approximately $0.06 million per year.

8.                                       COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $3.9 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms and are due within the next twelve months.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

beverage cans over the four year period commencing from  January 1, 2006 through December 31, 2009.  Under the terms of the agreement, if the Company fails to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  The Company’s maximum liability under this agreement is $5.5 million subject to compliance by Rexam with certain conditions.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs.  The trial took place in February 2007 and closing oral submissions took place in June 2007.  The Court handed down its decision on March 31, 2008, in which the Court dismissed both parties’ actions.  As a result, neither the Company nor Bickfords is restrained from using the Monster or Monster Energy marks in Australia.  The Company is presently appealing the Court’s decision. The appeal hearing took place on August 4th and 5th, 2008 and the Company is awaiting the decision of the Court.

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

During 2007, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement in accordance with its terms.  Gate City has disputed the Company’s right to refuse consent and to terminate the agreement and on February 6, 2008, filed arbitration proceedings to be held in Orange County, California against the Company for damages.  The Company disputes liability and is defending the claim. The parties are presently conducting discovery and the arbitration hearing is scheduled to commence on December 8, 2008.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company (the “St. Paul Complaint”).   St. Paul sold the Company a directors and officers insurance policy that covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.   The St. Paul Complaint seeks a declaration concerning the amount the Company is owed by St. Paul and asserts claims for breach of contract and tortious breach of the implied covenants of good faith and fair dealing.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 4, 2008, St. Paul removed the case to the United States District Court, Central District of California.

On July 11, 2008, the Company filed an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney (collectively, “Citigroup”) for violations of federal securities laws and the Investment Advisors Act in the United States District Court (Central District of California).  The Company purchased certain auction rate securities, which Citigroup represented could be liquidated at face value at regular periodic auctions.  The Company purchased the auction rate securities in reliance upon Citigroup’s representations, including without limitation, that such auction rate securities were highly liquid investments.  The Company’s action claims, inter alia, that Citigroup failed to disclose that auction rate securities would be liquid at time of sale only if Citigroup and others artificially supported and manipulated the auction market, and that when Citigroup stopped supporting the auctions for auction rate securities, as it did, the auction rate securities became illiquid, long term investments.  Citigroup’s response is due on September 4, 2008.

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

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company’s past stock option grants were filed by parties identifying themselves as shareholders of Hansen.  These lawsuits named as defendants certain of Hansen’s current and former employees, officers and directors, and named Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of California, County of Riverside.  Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California.  On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, which appointed lead and local counsel and restyled the action as In re Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”).  On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint.  On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed.  On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) (the “Delaware Derivative Action”).  Pursuant to a stipulation among the parties that was so ordered by the Court on May 25, 2007, the Chandler and Plotkin actions filed in the Superior Court of California were consolidated (the “California Derivative Action”) and were stayed for all purposes until February 29, 2008.

Plaintiffs in each of the Federal Derivative Action, the Delaware Derivative Action and the California Derivative Action, who purportedly brought suit on behalf of the Company, made no demand on the Board of Directors and alleged that such demand was excused.  The complaints in the derivative actions generally alleged, among other things, that by improperly dating certain Hansen stock option grants, defendants breached their fiduciary duties, wasted corporate assets, unjustly enriched themselves and violated federal and California statutes. Plaintiffs sought, among other things, unspecified damages to be paid to Hansen, corporate governance reforms, an accounting, rescission, restitution and the creation of a constructive trust.

In the Summer of 2007, the Company and the individual defendants moved to dismiss the Federal Derivative Action and the Delaware Derivative Action.  Thereafter, the parties to the Federal Derivative Action and the Delaware Derivative Action entered into a Stipulation and Agreement of Settlement dated February 25, 2008 (the “Stipulation”) providing for the settlement and dismissal of the Federal Derivative Action and the Delaware Derivative Action (the “Settlement”).  The Stipulation was filed with the U.S. District Court for the Central District of California on February 25, 2008.  On May 5, 2008, the District Court granted final approval of the Settlement and signed a Final Order and Judgment (the “Order”) dismissing the Federal Derivative Action with prejudice.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

As part of the Settlement, the Company has agreed to maintain certain previously adopted changes relating to its stock option granting procedures, and to adopt certain other changes in its procedures and corporate governance practices (the “Corporate Reforms”). Hansen agreed to keep these Corporate Reforms in place for a period of at least two years, subject to certain conditions.  Under the Settlement, plaintiffs’ counsel received an award of attorneys’ fees in the amount of $0.4 million, which fees were paid exclusively by the Company’s insurance carrier.  Aside from attorneys’ fees, the Settlement contemplated no payments by or to the Company or by the individual defendants.

Under the Settlement, plaintiffs gave a full release on behalf of the Company and its shareholders covering all claims that were or could have been brought in the Federal and Delaware Derivative Actions as well as all claims that arise out of or are based upon or relate to the allegations, transactions or facts involved in the complaints filed in those actions.  The defendants made no admission of wrongdoing under the Settlement and expressly denied each and every claim and allegation made against them in the derivative actions, including, but not limited to, any allegation of manipulation or illegal backdating of stock options.

In light of the U.S. District Court’s approval of the Settlement, the parties to the California Derivative Action entered into a stipulation on May 16, 2008.  This stipulation dismissing the California Derivative Action with prejudice was so ordered by the Court on May 20, 2008.

The parties to the Delaware Derivative Action entered into a stipulation on June 6, 2008.  This stipulation dismissing the Delaware Derivative Action with prejudice was so ordered by the Delaware Chancery Court on June 9, 2008.

Accordingly, all of the derivative suits have now been resolved and dismissed.

9.                                       COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Net income, as reported	$50,232	$38,311	$79,043	$58,509
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(148)	-	(3,376)	-
Foreign currency translation adjustments	(7)	-	(6)	-
Comprehensive income	$50,077	$38,311	$75,661	$58,509

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of accumulated other comprehensive (loss) is as follows:

	June 30, 2008	December 31, 2007

Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $2,393	$(3,376)	$-
Foreign currency translation adjustments	(53)	(47)
Total accumulated other comprehensive loss	$(3,429)	$(47)

10.                                 TREASURY STOCK PURCHASE

During the three-months ended June 30, 2008 the Company purchased 1.7 million shares of common stock at an average purchase price of $29.46 per share which the Company holds in treasury.

11.                                 STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at June 30, 2008: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant.  As of June 30, 2008, options to purchase 17,314,300 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 4,685,700 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant.  Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As of June 30, 2008, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the options on the date of grant.  Outstanding options generally vest over five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $3.7 million and $2.0 million of compensation expense relating to outstanding options during both the three-months ended June 30, 2008 and 2007, respectively. The Company recorded $5.8 million and $4.2 million of compensation expense relating to outstanding options during both the six-months ended June 30, 2008 and 2007, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the six-months ended June 30, 2008 and 2007:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	62%	58%	62%	61%
Risk free interest rate	3.5%	4.8%	3.5%	4.8%
Expected lives	5.6 Years	5.7 Years	5.6 Years	5.8 Years

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans for the six-months ended June 30, 2008 as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at Jaunuary 1, 2008	9,462	$7.91	6.5	$344,589
Granted 01/01/08 - 03/31/08	40	$41.08
Granted 04/01/08 - 06/30/08	1,479	$31.94
Exercised	(685)	$1.86
Cancelled or forfeited	(112)	$22.35
Outstanding at June 30, 2008	10,184	$11.77	6.8	$184,788
Vested and expected to vest in the future at June 30, 2008	9,840	$11.45	6.7	$181,159
Exercisable at June 30, 2008	4,925	$4.75	5.6	$119,088

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2008 and 2007 was $18.57 per share and $23.46 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2008 and 2007 was $18.71 per share and $23.25 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2008 and 2007 was $13.6 and $37.1 million, respectively.  The total intrinsic value of options exercised during the six-months ended June 30, 2008 and 2007 was $22.8 and $37.1 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2008 and 2007 was approximately $0.5 million and $3.9 million, respectively.  Cash received from option exercises under all plans for the six-months ended June 30, 2008 and 2007 was approximately $1.3 million and $3.9 million, respectively. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended June 30, 2008 and 2007 was $1.1 and $9.3 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the six-months ended June 30, 2008 and 2007 was $2.2 and $9.3 million, respectively.

At June 30, 2008, there was $44.2 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

Upon adoption of FIN No. 48 as of January 1, 2007, the Company’s reassessment of its tax positions did not have a material impact on the consolidated financial statements.  The following is a rollforward of the Company’s total gross unrecognized tax benefits for the six-months ended June 30, 2008 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2007	$1,291
Additions for tax positions related to the current year	327
Balance at June 30, 2008	$1,618

The gross unrealized tax benefits, if recognized, would result in a reduction of the Company’s provision and effective tax rate. With the adoption of FIN No. 48, the Company has decided to classify interest and penalties as a component of tax expense.  No interest and penalties on unrecognized tax benefits were accrued as of June 30, 2008.  The Company believes that the uncertainty which gives rise to the total amount of unrecognized tax benefit at June 30, 2008, will be resolved within the next 12 months.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005.  The examination is expected to be completed by October 2008.

13.                                 EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three- and six-months ended June 30, 2008 and 2007 is presented below:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares outstanding:
Basic	92,911	90,118	93,113	90,089
Dilutive securities	5,085	8,337	5,396	8,299
Diluted	97,996	98,455	98,509	98,388

For the three-months ended June 30, 2008 and 2007, options outstanding totaling 1.0 million and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2008 and 2007, options outstanding totaling 0.7 million and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended June 30, 2008 and 2007 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended June 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$258,564	$23,680	$-	$282,244
Contribution margin	89,984	275	-	90,259
Corporate and unallocated expenses	-	-	(12,069)	(12,069)
Operating income				78,190
Interest and other income, net	(8)	-	2,777	2,769
Income before provision for income taxes				80,959
Depreciation and amortization	297	8	504	809
Trademark amortization	-	11	3	14

	Three-Months Ended June 30, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$220,428	$24,335	$-	$244,763
Contribution margin	74,982	934	-	75,916
Corporate and unallocated expenses	-	-	(14,493)	(14,493)
Operating income				61,423
Interest and other income, net	(11)	-	1,763	1,752
Income before provision for income taxes				63,175
Depreciation and amortization	220	9	261	490
Trademark amortization	-	11	3	14

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the applicable segment.

Contribution margin for the DSD segment recognizes termination costs of $0.2 million and $8.4 million in aggregate during the three-months ended June 30, 2008 and 2007, respectively, to certain of the Company’s distributors.

Corporate and unallocated expenses were $12.1 million for the three-months ended June 30, 2008 and included $8.6 million of payroll costs, of which $3.7 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $1.2 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $14.5 million for the three-months ended June 30, 2007 and included $5.9 million of payroll costs, of which $2.0 million was attributable to stock based compensation expense (see Note 11, “Stock-Based Compensation”) and $5.3 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Two customers made up approximately 16% and 13% respectively, of the Company’s net sales for the three-months ended June 30, 2008. Two customers made up approximately 18% and 13% respectively, of the Company’s net sales for the three-months ended June 30, 2007.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the six-months ended June 30, 2008 and 2007 are as follows:

	Six-Months Ended June 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$448,276	$46,146	$-	$494,422
Contribution margin	146,262	(852)	-	145,410
Corporate and unallocated expenses	-	-	(24,393)	(24,393)
Operating income				121,017
Interest and other income, net	(21)	-	6,416	6,395
Income before provision for income taxes				127,412
Depreciation and amortization	575	15	949	1,539
Trademark amortization	-	21	6	27

	Six-Months Ended June 30, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$363,722	$46,893	$-	$410,615
Contribution margin	122,317	1,687	-	124,004
Corporate and unallocated expenses	-	-	(30,672)	(30,672)
Operating income				93,332
Interest and other income, net	(17)	-	3,295	3,278
Income before provision for income taxes				96,610
Depreciation and amortization	406	16	497	919
Trademark amortization	-	22	6	28

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the applicable segment.

Contribution margin for the DSD segment recognizes termination costs of $0.2 million and $14.7 million in aggregate during the six-months ended June 30, 2008 and 2007, respectively, to certain of the Company’s distributors.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses were $24.4 million for the six-months ended June 30, 2008 and included $15.8 million of payroll costs, of which $5.8 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $4.5 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $30.7 million for the six-months ended June 30, 2007 and included $11.7 million of payroll costs, of which $4.1 million was attributable to stock based compensation expense (see Note 11, “Stock-Based Compensation”) and $13.5 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 16% and 12% respectively, of the Company’s net sales for the six-months ended June 30, 2008. Two customers made up approximately 18% and 13% respectively, of the Company’s net sales for the six-months ended June 30, 2007.

The Company’s net sales by product line for the three- and six-months ended June 30, 2008 and 2007, respectively, were as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Energy drinks	$259,054	$221,592	$449,231	$365,992
Non-carbonated (primarily juice based beverages)	15,521	15,039	31,729	30,236
Carbonated (primarily soda beverages)	7,669	8,132	13,462	14,387
	$282,244	$244,763	$494,422	$410,615

15.                                 DISTRIBUTION COORDINATION AGREEMENT

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the Off-Premise Agreements, select Anheuser-Busch Distributors (the “AB Distributors”) distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™, Samba and Tango brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties.

Pursuant to the AB Distribution Agreements (the “AB Distribution Agreements”) entered into with AB Distributors, net reimbursements of $0.4 million to such AB Distributors and net contributions of $19.8 million from such AB Distributors relating to the costs of terminating the Company’s prior distributors were recorded by the Company for the six-months ended June 30, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets, and will be recognized as revenue ratably

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

over the anticipated 20 year life of the respective AB Distribution Agreements.  Revenue recognized was $0.5 million for both the three-months ended June 30, 2008 and 2007, respectively.  Revenue recognized was $1.0 million and $0.9 million for the six-months ended June 30, 2008 and 2007, respectively.  Related distributor receivables of $1.0 million and $5.4 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008 and December 31, 2007, amounts totaling $0.1 million, respectively, were received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company incurred termination costs amounting to $0.2 million and $8.4 million in aggregate during the three-months ended June 30, 2008 and 2007, respectively, to certain of its prior distributors. The Company incurred termination costs amounting to $0.2 million and $14.7 million in aggregate during the six-months ended June 30, 2008 and 2007, respectively, to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2008 and 2007.  Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 were $4.1 million and $4.3 million, respectively.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

16.                                 RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses, net of credits incurred in connection with services rendered to the Company during the three-months ended June 30, 2008 and 2007 were ($0.1) million and $2.2 million, respectively. Expenses incurred in connection with services rendered to the Company during the six-months ended June 30, 2008 and 2007 were $1.8 million and $3.6 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2008 and 2007 were $0.3 million and $0.3 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2008 and 2007 were $0.4 million and $0.4 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™, Samba and Tango brand energy juices.  We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks.  We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. We have also commenced to market, sell and distribute enhanced water beverages under the Vidration™ brand name.

Our Monster Energy® brand energy drinks include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® AssaultTM energy drinks (introduced in September 2004), Monster Energy® KhaosTM energy drinks (introduced in August 2005), Monster M-80TM energy drinks (introduced in March 2007), Monster Heavy Metal™ energy drinks (introduced in November 2007) and Monster MIXXD™ energy drinks (introduced in December 2007).

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our sales and marketing strategy for all our beverages and drink mixes is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit — Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Kawasaki Factory International Moto GP Team, Kenny Bernstein Drag Racing Team, Ken Block Rally Racing Team, Ricky Carmichael NASCAR Camping World East Series, Iron Horse Mountain Bike Team, extreme sports figures and  athletes, sporting events such as the Monster Energy®  Supercross Series, the Monster Energy® Outdoor Motocross Series, the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, Canadian Outdoor Motocross Series, CORR Short Course Off-Road Truck Racing, ski and snowboard competitions and other health and sports  related  activities, including extreme sports, particularly supercross, motocross, freestyle, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events.  In store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During the second quarter of 2006, we entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Off-Premise Agreements, select Anheuser-Busch Distributors (the “AB Distributors”) distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks, Rumba™, Samba and Tango brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties.  We intend to continue building our national distributor network primarily with select AB distributors as well as with our sales force throughout 2008 to support and grow the sales of our products.

Pursuant to the AB Distribution Agreements (the “AB Distribution Agreements”) entered into with AB Distributors, net reimbursements of $0.4 million to such AB Distributors and net contributions of $19.8 million from such AB Distributors relating to the costs of terminating our prior distributors were recorded by us for the six-months ended June 30, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.  Revenue recognized was $0.5 million for both the three-months ended June 30, 2008 and 2007, respectively.  Revenue recognized was $1.0 million and $0.9 million for the six-months ended June 30, 2008 and 2007, respectively.  Related distributor receivables of $1.0 million and $5.4 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008 and December 31, 2007, amounts totaling $0.1 million, respectively, were received by us from certain other AB Distributors in anticipation of executing AB Distribution Agreements with us. Such receipts have been accounted for as customer deposit liabilities and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

We incurred termination costs amounting to $0.2 million and $8.4 million in aggregate during the three-months ended June 30, 2008 and 2007, respectively, to certain of our prior distributors. We incurred termination costs amounting to $0.2 million and $14.7 million in aggregate during the six-months ended June 30, 2008 and 2007, respectively, to certain of our prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2008 and 2007.  Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 were $4.1 million and $4.3 million, respectively.

As discussed under Review of Historic Stock Option Granting Practices in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-Q for the quarter ended March 31, 2007, a special committee of our Board of Directors concluded its review of our stock option grants and granting practices.  In connection with this review, and with respect to related litigation and other related matters, we incurred professional service fees, net of insurance proceeds, of ($0.4) million and $4.2 million for the three-months ended June 30, 2008 and 2007, respectively.  In connection with this review, and with respect to related litigation and other related matters, we incurred professional service fees, net of insurance proceeds, of ($0.2) million, and $10.9 million for the six-months ended June 30, 2008 and 2007, respectively.

The following table summarizes the selected items discussed above for the three- and six-months ended June 30, 2008 and 2007:

	Three-Months Ended			Six-Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
	(In Thousands )	(In Thousands	)	(In Thousands )	(In Thousands	)
Deferred Revenue:
Contribution from, net of reimbursements to AB Distributors	$(412)	$6,497		$(365)	$19,847

Recognition of deferred revenue	$493	$509		$1,016	$936

Operating Expenses:
Termination payments to prior distributors	$150	$8,353		$150	$14,700
Professional service fees (net of insurance proceeds) associated with the review of stock option grants and granting practices, related litigation and other related matters	$(430)	$4,221		$(200)	$10,905

We again achieved record gross sales* of $324.1 million in the second quarter of 2008.  The increase in gross sales for the three-months ended June 30, 2008 was primarily attributable to increased sales of our Monster Energy® brand energy drinks and our Java MonsterTM line of non-carbonated dairy based coffee drinks.  The percentage increase in gross sales was slightly higher than the percentage increase in net sales, primarily due to an increase in promotional and other allowances as a percentage of gross sales, which increased from 12.8% to 12.9%.  The actual amount of promotional and other allowances increased to $41.9 million from $35.8 million for the three-months ended June 30, 2008 and 2007, respectively.

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

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks.  Any decrease in sales of our Monster Energy® brand energy drinks could cause a significant adverse affect on our future revenues and net income. Competitive pressure in the “energy drink” category could adversely affect our operating results.

Gross sales shipped outside of California represented 76.5% and 72.8% of our gross sales, for the three-months ended June 30, 2008 and 2007, respectively. Gross sales shipped outside of California represented 76.4% and 71.3% of our gross sales, for the six-months ended June 30, 2008 and 2007, respectively. Gross sales to customers outside the United States amounted to $19.5 million and $13.4 million for the three-months ended June 30, 2008 and 2007, respectively. Such sales were approximately 6.0% and 4.8% of gross sales for the three-months ended June 31, 2008 and 2007, respectively. Gross sales to customers outside the United States amounted to $36.5 million and $19.0 million for the six-months ended June 30, 2008 and 2007, respectively. Such sales were approximately 6.4% and 4.0% of gross sales for the six-months ended June 30, 2008 and 2007, respectively.

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for the three- and six-months ended June 30, 2008 and 2007 are reflected below.  The allocations below reflect changes made by us to the categories historically reported.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
Retail grocery, specialty chains and wholesalers	7%	8%	8%	9%
Club stores, drug chains & mass merchandisers	14%	14%	14%	15%
Full service distributors	74%	74%	73%	72%
Health food distributors	2%	2%	2%	2%
Other	3%	2%	3%	2%

Our customers include Dr Pepper Snapple Group, Inc., Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and Albertsons.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  Dr Pepper Snapple Group, Inc., a customer of the DSD division, accounted for approximately 16% and 18% of our net sales for the six-months ended June 30, 2008 and 2007, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 12% and 13% of our net sales for the six-months ended June 30, 2008 and 2007, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2008 and 2007, respectively.

	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07
Gross sales, net of discounts & returns *	$324,134	$280,582	15.5%	$568,132	$470,651	20.7%
Less: Promotional and other allowances**	41,890	35,819	16.9%	73,710	60,036	22.8%
Net sales	282,244	244,763	15.3%	494,422	410,615	20.4%
Cost of sales	136,031	116,510	16.8%	243,489	196,726	23.8%
Gross profit	146,213	128,253	14.0%	250,933	213,889	17.3%
Gross profit margin as a percentage of net sales	51.8%	52.4%		50.8%	52.1%

Operating expenses¹	68,023	66,830	1.8%	129,916	120,557	7.8%

Operating expenses as a percentage of net sales	24.1%	27.3%		26.3%	29.4%

Operating income	78,190	61,423	27.3%	121,017	93,332	29.7%
Operating income as a percent of net sales	27.7%	25.1%		24.5%	22.7%

Interest and other income, net	2,769	1,752	58.0%	6,395	3,278	95.1%
Income before provision for income taxes	80,959	63,175	28.2%	127,412	96,610	31.9%

Provision for income taxes	30,727	24,864	23.6%	48,369	38,101	26.9%

Net income	$50,232	$38,311	31.1%	$79,043	$58,509	35.1%
Net income as a percent of net sales	17.8%	15.7%		16.0%	14.2%

Net income per common share:

Basic	$0.54	$0.43	27.2%	$0.85	$0.65	30.7%
Diluted	$0.51	$0.39	31.7%	$0.80	$0.59	34.9%

Case sales (in thousands)
(in 192-ounce case equivalents)	28,716	26,950	6.6%	50,990	46,345	10.0%

1Includes costs associated with terminating existing distributors and legal and accounting fees relating to the special investigation of stock option grants and granting practices and related litigation, net of insurance proceeds.

* Gross sales – see definition above

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

Results of Operations for the Three-Months Ended June 30, 2008 Compared to the Three-Months Ended June 30, 2007

Gross Sales.* Gross sales were $324.1 million for the three-months ended June 30, 2008, an increase of approximately $43.6 million or 15.5% higher than gross sales of $280.6 million for the three-months ended June 30, 2007.  The increase in gross sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007), as well as sales of certain new products such as, Monster MIXXD™ energy drinks (introduced in December 2007) and Monster Heavy Metal™ energy drinks (introduced in November 2007).  The increase in gross sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks (introduced in January 2004) as well as other energy drinks sold by us and iced teas.  Promotional and other allowances were $41.9 million for the three-months ended June 30, 2008, an increase of $6.1 million or 17.0% higher than promotional and other allowances of $35.8 million for the three-months ended June 30, 2007. Promotional and other allowances as a percentage of gross sales increased to12.9% from 12.8% for the three-months ended June 30, 2008 and 2007, respectively.  As a result, the percentage increase in gross sales for the three-months ended June 30, 2008 was higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $282.2 million for the three-months ended June 30, 2008, an increase of approximately $37.5 million or 15.3% higher than net sales of $244.8 million for the three-months ended June 30, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and juice blends.  The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks as well as other energy drinks sold by us and iced teas.

Case sales, in 192-ounce case equivalents, were 28.7 million cases for the three-months ended June 30, 2008, an increase of 1.8 million cases or 6.6% higher than case sales of 26.9 million cases for the three-months ended June 30, 2007. The overall average net sales price per case increased to $9.83 for the three-months ended June 30, 2008 or 8.2% higher than the average net sales price per case of $9.08 for the three-months ended June 30, 2007.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products as well as the price increases for our Monster Energy® brand energy drinks in 16-ounce cans effective January 1, 2008 and in 24-ounce cans effective July 1, 2007, respectively.

Net sales for the DSD segment were $258.6 million for the three-months ended June 30, 2008, an increase of approximately $38.1 million or 17.3% higher than net sales of $220.4 million for the three-months ended June 30, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. The increase in net sales was partially offset by decreased sales by volume of

Lost Energy® brand energy drinks, Unbound Energy® brand energy drinks, Rumba™ brand energy juice and Joker Mad Energy™ brand energy drinks.

Net sales for the Warehouse segment were $23.7 million for the three-months ended June 30, 2008, a decrease of approximately $0.7 million or 2.7% lower than net sales of $24.3 million for the three-months ended June 30, 2007. The decrease in net sales was primarily attributable to decreased sales by volume of iced teas, sports drinks and Hansen’s® energy drinks.  The decrease in net sales was partially offset by increased sales by volume of apple juice and juice blends and aseptic juices.  Changes in pricing within the Warehouse segment did not have a material impact on net sales for the three-months ended June 30, 2008.

Gross Profit.*** Gross profit was $146.2 million for the three-months ended June 30, 2008, an increase of approximately $18.0 million or 14.0% higher than the gross profit of $128.3 million for the three-months ended June 30, 2007.  Gross profit as a percentage of net sales decreased to 51.8% for the three-months ended June 30, 2008 from 52.4% for the three-months ended June 30, 2007.  The increase in net sales contributed to the increase in gross profit dollars.  The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee drinks that have lower gross profit margins than those of our Monster Energy® brand energy drinks. To a lesser extent, the decrease in gross profit as a percentage of net sales was also attributable to an increase in the cost of certain raw materials including certain sweeteners, certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate as well as increased chain marketing agreement costs. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.   Total operating expenses were $68.0 million for the three-months ended June 30, 2008, an increase of approximately $1.2 million or 1.8% higher than total operating expenses of $66.8 million for the three-months ended June 30, 2007. Total operating expenses as a percentage of net sales was 24.1% for the three-months ended June 30, 2008, lower than 27.3% for three-months ended June 30, 2007.  Total operating expenses for the three-months ended June 30, 2008 included costs of $3.6 million relating to the launch of the Monster Energy® brand in the United Kingdom. The remaining increase in operating expenses in dollars was partially attributable to increased out-bound freight and warehouse costs of $2.2 million primarily due to increased volume of shipments and increased freight rates, increased expenditures of $7.0 million for sponsorships and endorsements, increased expenditures of $1.2 million for sampling programs, increased expenditures of $0.8 million for commissions and royalties and increased payroll expenses of $3.4 million (including a $1.6 million increase in stock-based compensation).  The increase in operating expenses in dollars was partially offset by decreased expenditures of $1.5 million for merchandise displays, decreased expenditures of $4.3 million for professional services costs, including legal and accounting fees, and decreased expenditures of $8.2 million relating to the costs associated with terminating existing distributors. Included in legal and accounting fees are professional service fees, net of insurance proceeds, of ($0.4) million and $4.2 million, for the three-months ended June 30, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of $0.1 million and $8.3 million for the three-months ended June 30, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors and exclusive of professional service fees, net of insurance proceeds, of ($0.4) million  and $4.2 million for the three-months ended June 30, 2008 and 2007, respectively in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 24.2% and 22.2% for the three-months ended June 30, 2008 and 2007, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $90.0 million for the three-months ended June 30, 2008, an increase of approximately $15.0 million or 20.0% higher than contribution margin of $75.0 million for the three-months ended June 30, 2007.  The increase in contribution margin for the DSD segment was primarily attributable to sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. Contribution margin for the Warehouse segment was $0.3 million for the three-months ended June 30, 2008, approximately $0.7 million lower than contribution margin of $1.0 million for the three-months ended June 30, 2007.  The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of a significant increase in the costs of certain raw materials, particularly apple juice concentrate.  Although we purchased sufficient quantities of apple juice concentrate at lower fixed prices to meet demand of the Warehouse segment, the blended costs of apple juice concentrate among both segments increased by approximately 50%, resulting in a significant reduction of gross margin for the Warehouse segment.

Operating Income.  Operating income was $78.2 million for the three-months ended June 30, 2008, an increase of approximately $16.8 million or 27.3% higher than operating income of $61.4 million for the three-months ended June 30, 2007. Operating income as a percentage of net sales increased to 27.7% for the three-months ended June 30, 2008 from 25.1% for the three-months ended June 30, 2007.  The increase in operating income was primarily due to an increase in gross profit of $18.0 million.  The increase in operating income as a percentage of net sales was primarily attributable to decreased operating expenses as a percentage of net sales.  Operating income, exclusive of recognition of deferred revenue of $0.5 million for both the three-months ended June 30, 2008 and 2007, respectively, attributable to the AB Distribution agreements entered into with AB Distributors, exclusive of expenditures of $0.1 and $8.3 million for the three-months ended June 30, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors and exclusive of professional service fees, net of insurance proceeds, of ($0.4) million and $4.2 million, for the three-months ended June 30, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, was 27.4% and 30.0% for the three-months ended June 30, 2008 and 2007, respectively.

Interest and Other Income, net.  Net interest and other income was $2.8 million for the three-months ended June 30, 2008, an increase of $1.0 million from net interest and other income of $1.8 million for the three-months ended June 30, 2007.  The increase in net interest and other income was primarily attributable to increased interest revenue earned on our cash balances and short- and long-term investments, which have increased significantly over the prior year.

Provision for Income Taxes.  Provision for income taxes for the three-months ended June 30, 2008 was $30.7 million, as compared to provision for income taxes of $24.9 million for the three-months ended June 30, 2007.  The effective combined federal and state tax rate for the three-months ended June 30, 2008 was 37.9%, which was lower than the effective tax rate of 39.4% for the three-months ended June 30, 2007.  The decrease in the effective tax rate was primarily attributable to a reduction in federal taxes attributable to the domestic production tax deduction.  Also, in the second quarter of 2008, our effective tax rate reflects an approximate $0.2 million tax charge related to a net change in our uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Net Income.  Net income was $50.2 million for the three-months ended June 30, 2008, an increase of $11.9 million, or 31.1% higher than net income of $38.3 million for the three-months ended June 30, 2007.  The increase in net income was primarily attributable to an increase in gross profit of $18.0 million and, to a lesser extent, an increase in net interest and other income of approximately $1.0 million. This was partially offset by an increase in operating expenses of $1.1 million and an increase in provision for income taxes of $5.9 million.

Results of Operations for the Six-Months Ended June 30, 2008 Compared to the Six-Months Ended June 30, 2007

Gross Sales.* Gross sales were $568.1 million for the six-months ended June 30, 2008, an increase of approximately $97.5 million, or 20.7% higher than gross sales of $470.7 million for the six-months ended June 30, 2007.  The increase in gross sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007), as well as sales of certain new products such as, Monster MIXXD™ energy drinks (introduced in December 2007) and Monster Heavy Metal™ energy drinks (introduced in November 2007).  To a lesser extent, the increase in gross sales was attributable to increased sales by volume of aseptic juices and apple juice and juice blends. The increase in gross sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks (introduced in January 2004), Rumba™ brand energy juice (introduced in December 2004), Unbound Energy® brand energy drinks (introduced in October 2006) as well as other energy drinks sold by us, iced teas and smoothies in cans. Our gross sales for the six-months ended June 30, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that gross sales for the six-months ended June 30, 2008 were reduced by approximately 3% to 4% as a result of purchases made by our customers in advance of such price increases. Promotional and other allowances were $73.7 million for the six-months ended June 30, 2008, an increase of $13.7 million, or 22.8% higher than promotional and other allowances of $60.0 million for the six-months ended June 30, 2007. Promotional and other allowances as a percentage of gross sales increased to 13.0% from 12.7% for the six-months ended June 30, 2008 and 2007, respectively.  As a result, the percentage increase in gross sales for the six-months ended June 30, 2008 was higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $494.4 million for the six-months ended June 30, 2008, an increase of approximately $83.8 million, or 20.4% higher than net sales of $410.6 million for the six-months ended June 30, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and juice blends and aseptic juices. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks, Unbound Energy® brand energy drinks, Rumba™ brand energy juice as well as other energy drinks sold by us, and iced teas.  Our net sales for the six-months ended June 30, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that net sales for the six-months ended June 30, 2008 were reduced by approximately 3% to 4% as a result of purchases made by our customers in advance of such price increases.

Case sales, in 192-ounce case equivalents, were 51.0 million cases for the six-months ended June 30, 2008, an increase of 4.6 million cases or 10.0% higher than case sales of 46.3 million cases for the six-months ended June 30, 2007. The overall average net sales price per case increased to $9.70 for the six-months ended June 30, 2008 or 9.5% higher than the average net sales price per case of $8.86 for the six-months ended June 30, 2007.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products as well as the price increases for our Monster Energy® brand energy drinks in 16-ounce cans effective January 1, 2008 and in 24-ounce cans effective July 1, 2007, respectively.

Net sales for the DSD segment were $448.3 million for the six-months ended June 30, 2008, an increase of approximately $84.6 million, or 23.3% higher than net sales of $363.7 million for the six-months ended June 30, 2007.  The increase in net sales was primarily attributable increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks, Unbound Energy® brand energy drinks, Rumba™ brand energy juice, and Joker Mad Energy™ brand energy drinks.

Net sales for the Warehouse segment were $46.1 million for the six-months ended June 30, 2008, a slight decrease of approximately $0.7 million, or 1.6% lower than net sales of $46.9 million for the six-months ended June 30, 2007. The slight decrease in net sales was primarily attributable to decreased sales by volume of iced teas, Hansen’s® energy drinks and smoothies in cans.  The decrease in net sales was partially offset by increased sales by volume of apple juice and juice blends and aseptic juices.  Changes in pricing within the Warehouse segment did not have a material impact on net sales for the six-months ended June 30, 2008.

Gross Profit.*** Gross profit was $250.9 million for the six-months ended June 30, 2008, an increase of approximately $37.0 million, or 17.3% higher than the gross profit of $213.9 million for the six-months ended June 30, 2007.  Gross profit as a percentage of net sales decreased to 50.8% for the six-months ended June 30, 2008 from 52.1% for the six-months ended June 30, 2007.  The increase in net sales contributed to the increase in gross profit dollars.  The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee drinks that have lower gross profit margins than those of our Monster Energy® brand energy drinks.  To a lesser extent, the decrease in gross profit as a percentage of net sales was also attributable to an increase in the cost of certain raw materials including certain sweeteners, certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate as well as increased chain marketing agreement costs. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.   Total operating expenses were $129.9 million for the six-months ended June 30, 2008, an increase of approximately $9.4 million, or 7.8% higher than total operating expenses of $120.6 million for the six-months ended June 30, 2007. Total operating expenses as a percentage of net sales was 26.3% for the six-months ended June 30, 2008, lower than 29.4% for six-months ended June 30, 2007.  Total operating expenses for the six-months ended June 30, 2008 included costs of $5.6 million relating to the launch of the Monster Energy® brand in the United Kingdom. The remaining increase in operating expenses in dollars was partially attributable to increased out-bound freight and warehouse costs of $4.3 million primarily due to increased volume of shipments and increased freight rates, increased expenditures of $12.7 million for sponsorships and endorsements, increased expenditures of $1.2 million for merchandise displays, increased expenditures of $1.3 million for in-store demos, increased expenditures of $2.9 million for sampling programs, increased expenditures of $2.4 million for commissions and royalties and increased payroll expenses of $5.5 million (including a $1.6 million increase in stock-based compensation) .  The increase in operating expenses in dollars was partially offset by decreased expenditures of $9.3 million for professional services costs, including legal and accounting fees, and decreased expenditures of $14.6 million relating to the costs associated with terminating existing distributors. Included in legal and accounting fees are professional service fees, net of insurance proceeds, of ($0.2) million and $10.9 million, for the six-months ended June 30, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of $0.1 million and $14.4 million for the six-months ended June 30, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors and exclusive of professional service fees, net of insurance proceeds, of ($0.2) million and $10.9 million, for the six-months ended June 30, 2008 and 2007, respectively in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 26.3% and 23.2% for the six-months ended June 30, 2008 and 2007, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $146.3 million for the six-months ended June 30, 2008, an increase of approximately $24.0 million, or 19.6% higher than contribution margin of $122.3 million for the six-months ended June 30, 2007.  The increase in contribution margin for the DSD segment was primarily attributable to sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks.  Contribution margin for the Warehouse segment was ($0.9) million for the six-months ended June 30, 2008, approximately $2.5 million lower than contribution margin of $1.7 million for the six-months ended June 30, 2007.  The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of a significant increase in the costs of certain raw materials, particularly apple juice concentrate.  Although we purchased sufficient quantities of apple juice concentrate at lower fixed prices to meet demand of the Warehouse segment, the blended costs of apple juice concentrate among both segments increased by approximately 50%, resulting in a significant reduction of gross margin for the Warehouse segment.

Operating Income.  Operating income was $121.0 million for the six-months ended June 30, 2008, an increase of approximately $27.7 million, or 29.7% higher than operating income of $93.3 million for the six-months ended June 30, 2007. Operating income as a percentage of net sales increased to 24.5% for the six-months ended June 30, 2008 from 22.7% for the six-months ended June 30, 2007.  The increase in operating income was primarily due to an increase in gross profit of $37.0 million.  The increase in operating income as a percentage of net sales was primarily attributable to decreased operating expenses as a percentage of net sales.  Operating income, exclusive of recognition of deferred revenue of $1.0 million for both the six-months ended June 30, 2008 and 2007, respectively, attributable to the AB Distribution agreements entered into with AB Distributors, exclusive of expenditures of $0.1 million and $14.4 million for the six-months ended June 30, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors and exclusive of professional service fees, net of insurance proceeds, of ($0.2) million and $10.9 million, for the six-months ended June 30, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, was 24.3% and 28.7% for the six-months ended June 30, 2008 and 2007, respectively.

Interest and Other Income, net.  Net interest and other income was $6.4 million for the six-months ended June 30, 2008, an increase of $3.1 million from net interest and other income of $3.3 million for the six-months ended June 30, 2007.  The increase in net interest and other income was primarily attributable to increased interest revenue earned on our cash balances and short- and long-term investments, which have increased significantly over the prior year.

Provision for Income Taxes.  Provision for income taxes for the six-months ended June 30, 2008 was $48.4 million, as compared to provision for income taxes of $38.1 million for the six-months ended June 30, 2007.  The effective combined federal and state tax rate for the six-months ended June 30, 2008 was 37.9%, which was lower than the effective tax rate of 39.4% for the six-months ended June 30, 2007.  The decrease in the effective tax rate was primarily attributable to a reduction in federal taxes attributable to the domestic production tax deduction.  Also, for the six months ended June 30, 2008, our effective tax rate reflects an approximate $0.3 million tax charge related to a net change in our uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Net Income.  Net income was $79.0 million for the six-months ended June 30, 2008, an increase of $20.5 million or 35.1% higher than net income of $58.5 million for the six-months ended June 30, 2007.  The increase in net income was primarily attributable to an increase in gross profit of $37.0 million and, to a lesser extent, an increase in net interest and other income of approximately $3.1 million. This was partially offset by an increase in operating expenses of $9.4 million and an increase in provision for income taxes of $10.3 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $73.1 million for the six-months ended June 30, 2008, as compared to $52.1 million in the comparable period in 2007.  For the six-months ended June 30, 2008, cash provided by operating activities was primarily attributable to net income earned of $79.0 million and adjustments for certain non-cash expenses consisting of $5.8 million of stock-based compensation and $1.6 million of depreciation and other amortization. For the six-months ended June 30, 2008, cash provided by operations also increased due to a $9.2 million increase in income taxes payable, a $14.5 million increase in accounts payable and a $2.8 million increase in accrued liabilities.  For the six-months ended June 30, 2008, cash provided by operating activities was reduced due to a $25.1 million increase in inventories, a $6.9 million increase in prepaid expenses and other current assets, a $1.3 million decrease in accrued compensation, a $1.9 million increase in accounts receivable, a $1.4 million decrease in deferred revenue and a $2.2 million increase in tax benefit from exercise of stock options. The increase in inventory is attributable to the addition of new copackers, the introduction of new products and planned inventory levels to meet consumer demand. The increase in accounts payable is mainly due to increased inventory levels.

Cash flows provided by (used in) investing activities – Net cash provided by investing activities was $144.5 million for the six-months ended June 30, 2008, as compared to $44.6 million used in investing activities in the comparable period in 2007.  For the six-months ended June 30, 2008 and 2007, respectively, cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments.  Cash provided by investing activities was primarily attributable to sales and maturities of available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short- and long-term investments and for other corporate purposes.  Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At June 30, 2008, we had $183.0 million in cash and cash equivalents and $137.2 million in short- and long-term investments. We have historically invested these amounts in U.S. government agencies, municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Certain of our short-term investments and all of our long-term investments are comprised of auction rate securities. The majority of these notes carry an investment grade or better credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. During the six-months ended June 30, 2008, a large portion of the auctions for these auction rate securities failed.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is above market rates for similar instruments. The securities for which auctions have failed will continue to accrue interest at their predetermined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently, certain of these securities have been classified as long term investments in our consolidated financial statements.  We anticipate that due to the higher interest rates now payable on certain of these securities and for other reasons, certain issuers are likely to take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the higher interest rates now payable on such securities.

A Level 3 valuation was performed for our auction rate securities as of June 30, 2008, which indicated a fair value of $124.1 million. The valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. They represent our current estimates given available data as of June 30, 2008.

Based on the Level 3 valuation performed as of June 30, 2008 for the purpose of complying with GAAP, we determined that there was a decline in fair value of its auction rate securities of $5.8 million which was deemed temporary. This amount has been recorded net of a tax benefit of $2.4 million, as a component of other comprehensive loss for the six-months ended June 30, 2008.

These auction rate securities will continue to accrue interest at their contractual rates until their respective auctions succeed. Based on our ability to access cash and other short-term investments and based on our expected operating cash flows, we do not anticipate that the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by us, we may be required to recognize other-than-temporary impairments on these long-term investments.

Cash flows provided by (used in) financing activities – Net cash used in financing activities was $47.1 million for the six-months ended June 30, 2008, as compared to net cash provided by financing activities of $12.8 million for the comparable period in 2007.  For the six-months ended June 30, 2008 cash used in financing activities was primarily due to the purchase by us of $50.0 million of the Company’s common stock. For the six-months ended June 30, 2008, cash provided by financing activities was primarily attributable to a $2.2 million tax benefit in connection with the exercise of certain stock options and proceeds of $1.3 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The Board of Directors also terminated the common stock repurchase program authorized in November 2005, under which we had purchased $27.7 million of common stock.  During the three-months ended June 30, 2008, we purchased 1.7 million shares of common stock at an average purchase price of $29.46 per share, which we hold in treasury.

Debt and other obligations – HBC has entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates (“LIBOR”) up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. We had no outstanding borrowings on this line of credit at June 30, 2008. Letters of credit issued on behalf of the Company totaling $0.3 million under this credit facility were outstanding as of June 30, 2008.

The terms of our line of credit contain certain financial covenants, including certain financial ratios, with which we were in compliance at June 30, 2008.

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

The following represents a summary of our contractual obligations and related scheduled maturities as of June 30, 2008:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$39,235	$25,624	$12,861	$750	$-
Capital Leases	313	313	-	-	-
Operating Leases	21,789	3,134	7,651	4,557	6,447
Purchase Commitments	3,868	3,868	-	-	-
	$62,205	$32,939	$20,512	$5,307	$6,447

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  Our maximum liability under this agreement is $5.5 million, subject to compliance by Rexam with a number of conditions under this agreement.

We believe that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $10.0 million through June 2009.  However, future business opportunities may cause a change in this estimate.

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

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, which is currently in escrow.  On June 6, 2008, we entered into a separate agreement to acquire an additional 1.09 acres of adjacent land for a purchase price of $1.4 million, which is currently in escrow.  The properties are located adjacent to the newly leased warehouse and distribution space.  We are reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land to replace our existing office space.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2008 and 2007, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended		Six-Months Ended
price per case)	June 30		June 30
	2008	2007	2008	2007

Net sales	$282,244	$244,763	$494,422	$410,615
Case sales (192-ounce case equivalents)	28,716	26,950	50,990	46,345
Average price per case	$9.83	$9.08	$9.70	$8.86

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

Recently Issued Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), for its financial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or liquidity.  In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value.

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

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We already record marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS 159 did not have an impact on our condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to Interim Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on of our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on our condensed consolidated financial statements.

Inflation

We do not believe that inflation has a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides a safe harbor for forward looking statements made by or on behalf of the Company.  Certain statements made in this report, including certain statements made in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things.  All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non historical information, are forward looking statements within the meaning of the PSLRA.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

•      The outcome of future auctions of auction rate securities and/or the Company’s ability to recover payment thereunder;

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

•      Current uncertain economic environment in the United States of America;

•      Possible recalls of the Company’s products;

•      Disruption in distribution or sales and/or decline in sales due to the termination of the distribution agreements with certain of the Company’s existing distributors or distribution networks and the appointment of selected AB wholesalers as distributors in their place for the territories of such terminated distributors, including the possible acquisition of AB by InBev;

•      The Company’s ability to make suitable arrangements for the co-packing of any of its products including, but not limited to, its energy and functional drinks in 8.3-ounce slim cans, 16-ounce cans, 24-ounce cans and 32-ounce cans, the Java MonsterTM  line of non-carbonated dairy based coffee drinks in 15-ounce cans, juices in 64-ounce PET plastic bottles and aseptic packaging and other products;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other  raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar, glucose, sucrose, milk and cream, and high fructose corn syrup, which are used in many of the Company’s products) and limited availability of certain raw materials such as sucralose.  We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.  In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

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

At June 30, 2008, we had $183.0 million in cash and cash equivalents and $137.2 million in short- and long-term investments.  We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

Liquidity for auction rate securities is typically provided by an auction process which allows holders to sell their notes.  The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. During the six-months ended June 30, 2008, a large portion of the auctions for these auction rate securities failed. Based on an assessment of fair value as of June 30, 2008, we determined that a temporary impairment has occurred and therefore recorded a charge of $3.4 million, net of tax for the six-months ended June 30, 2008.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed.  These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information on our auction rate securities.

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

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster Energy® or Monster® trademarks or any similar trademarks and for costs.  The trial took place in February 2007 and closing oral submissions took place in June 2007.  The Court handed down its decision on March 31, 2008, in which the Court dismissed both parties’ actions.  As a result, neither the Company nor Bickfords is restrained from using the Monster or Monster Energy marks in Australia.  The Company is presently appealing the Court’s decision.  The appeal hearing took place on August 4th and 5th, 2008 and the Company is awaiting the decision of the Court.

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

During 2007, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement in accordance with its terms.  Gate City has disputed the Company’s right to refuse consent and to terminate the agreement and on February 6, 2008, filed arbitration proceedings to be held in Orange County, California against the Company for damages.  The Company disputes liability and is defending the claim. The parties are presently conducting discovery and the arbitration hearing is scheduled to commence on December 8, 2008.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company (the “St. Paul Complaint”).   St. Paul sold the Company a directors and officers insurance policy that covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.  The St. Paul Complaint seeks a declaration concerning the amount the Company is owed by St. Paul and asserts claims for breach of contract and tortious breach of the implied covenants of good faith and fair dealing.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 4, 2008, St. Paul removed the case to the United States District Court, Central District of California.

On July 11, 2008, the Company filed an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney (collectively, “Citigroup”) for violations of federal securities laws and the Investment Advisors Act in the United States District Court (Central District of California).  The Company purchased certain auction rate securities, which Citigroup represented could be liquidated at face value at regular periodic auctions.  The Company purchased the auction rate securities in reliance upon Citigroup’s representations, including without limitation, that such auction rate securities were highly liquid investments.  The Company’s action claims, inter alia, that Citigroup failed to disclose that auction rate securities would be liquid at time of sale only if Citigroup and others artificially supported and manipulated the auction market, and that when Citigroup stopped supporting the auctions for auction rate securities, as it did, the auction rate securities became illiquid, long term investments.  Citigroup’s response is due on September 4, 2008.

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

Derivative Litigation - From November 2006 through January 2007, purported derivative lawsuits relating to the Company’s past stock option grants were filed by parties identifying themselves as shareholders of Hansen.  These lawsuits named as defendants certain of Hansen’s current and former employees, officers and directors, and named Hansen as a nominal defendant. Three of these cases, Chandler v. Sacks, et al. (No. RIC460186), Plotkin v. Sacks, et al. (No. RIC460485), and Alama v. Sacks, et al. (No. RIC463968), were filed in the Superior Court of California, County of Riverside.  Two additional shareholder derivative lawsuits, Linan v. Sacks, et al. (No. ED CV 06-01393) and Cribbs v. Blower et al. (No. ED CV 07-00037), were filed in the United States District Court for the Central District of California.  On March 26, 2007, the Cribbs and Linan actions were consolidated for all purposes before the District Court, which appointed lead and local counsel and restyled the action as In re Hansen Natural Corporation Derivative Litigation (No. ED CV 07-37 JFW (PLAx)) (the “Federal Derivative Action”).  On April 23, 2007, the Federal Derivative Action plaintiffs filed an amended consolidated complaint.  On April 16, 2007, the Alama v. Sacks, et al. lawsuit filed in California Superior Court was voluntarily dismissed. On May 23, 2007, Alama filed a substantially similar complaint in the Chancery Court of Delaware, New Castle County (No. 2978) (the “Delaware Derivative Action”).  Pursuant to a stipulation among the parties that was so ordered by the Court on May 25, 2007, the Chandler and Plotkin actions filed in the Superior Court of California were consolidated (the “California Derivative Action”) and were stayed for all purposes until February 29, 2008.

Plaintiffs in each of the Federal Derivative Action, the Delaware Derivative Action and the California Derivative Action, who purportedly brought suit on behalf of the Company, made no demand on the Board of Directors and alleged that such demand was excused.  The complaints in the derivative actions generally alleged, among other things, that by improperly dating certain Hansen stock option grants, defendants breached their fiduciary duties, wasted corporate assets, unjustly enriched themselves and violated federal and California statutes. Plaintiffs sought, among other things, unspecified damages to be paid to Hansen, corporate governance reforms, an accounting, rescission, restitution and the creation of a constructive trust.

In the Summer of 2007, the Company and the individual defendants moved to dismiss the Federal Derivative Action and the Delaware Derivative Action.  Thereafter, the parties to the Federal Derivative Action and the Delaware Derivative Action entered into a Stipulation and Agreement of Settlement dated February 25, 2008 (the “Stipulation”) providing for the settlement and dismissal of the Federal Derivative Action and the Delaware Derivative Action (the “Settlement”).  The Stipulation was filed with the U.S. District Court for the Central District of California on February 25, 2008.  On May 5, 2008, the District Court granted final approval of the Settlement and signed a Final Order and Judgment (the “Order”) dismissing the Federal Derivative Action with prejudice.

As part of the Settlement, the Company has agreed to maintain certain previously adopted changes relating to its stock option granting procedures, and to adopt certain other changes in its procedures and corporate governance practices (the “Corporate Reforms”). Hansen agreed to keep these Corporate Reforms in place for a period of at least two years, subject to certain conditions. Under the Settlement, plaintiffs’ counsel received an award of attorneys’ fees in the amount of $0.4 million, which fees were paid exclusively by the Company’s insurance carrier.  Aside from attorneys’ fees, the Settlement contemplated no payments by or to the Company or by the individual defendants.

Under the Settlement, plaintiffs gave a full release on behalf of the Company and its shareholders covering all claims that were or could have been brought in the Federal and Delaware Derivative Actions as well as all claims that arise out of or are based upon or relate to the allegations, transactions or facts involved in the complaints filed in those actions.  The defendants made no admission of wrongdoing under the Settlement and expressly denied each and every claim and allegation made against them in the derivative actions, including, but not limited to, any allegation of manipulation or illegal backdating of stock options.

In light of the U.S. District Court’s approval of the Settlement, the parties to the California Derivative Action entered into a stipulation on May 16, 2008.  This stipulation dismissing the California Derivative Action with prejudice was so ordered by the Court on May 20, 2008.

The parties to the Delaware Derivative Action entered into a stipulation on June 6, 2008.  This stipulation dismissing the Delaware Derivative Action with prejudice was so ordered by the Delaware Chancery Court on June 9, 2008.

Accordingly, all of the derivative suits have now been resolved and dismissed.

ITEM 1A.        RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following tabular summary reflects the Company’s repurchase activity during the fiscal quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs¹ (In thousands)
April 1 - April 30	-	-	-
May 1 - May 31	1,696,231	$29.46	1,696,231	$150,034
June 1 - June 30	-	-	-
Total	1,696,231	$29.46	1,696,231	$150,034

¹The Company’s Board of Directors terminated the common stock repurchase program authorized in November 2005. On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on June 5th, 2008.  At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Withheld
Rodney C. Sacks	76,553,797	1,706,002
Hilton H. Schlosberg	68,808,649	9,451,150
Benjamin M. Polk	67,198,147	11,061,652
Norman C. Epstein	76,793,270	1,466,529
Harold C. Taber, Jr.	76,646,855	1,612,944
Mark S. Vidergauz	77,174,725	1,085,074
Sydney Selati	77,122,168	1,137,631

In addition, at the meeting our stockholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the year ended December 31, 2008, by a vote of 77,460,354 for, 745,626 against, 53,822 abstaining and zero broker non-votes.

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

HANSEN NATURAL CORPORATION
Registrant

Date: August 11, 2008	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer