Form 10-Q
period 2008-09-30
HANSEN NATURAL CORP
filed 2008-11-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐    No  ☒

The Registrant had 92,431,568 shares of common stock, par value $0.005 per share, outstanding as of October 27, 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256,436	$12,440
Short-term investments	14,838	63,125
Accounts receivable, net	72,972	81,497
Inventories	110,466	98,140
Prepaid expenses and other current assets	9,181	3,755
Deferred income taxes	13,352	11,192
Total current assets	477,245	270,149

INVESTMENTS	109,530	227,085
PROPERTY AND EQUIPMENT, net	11,067	8,567
DEFERRED INCOME TAXES	16,208	14,006
INTANGIBLES, net	25,512	24,066
OTHER ASSETS	584	730
	$640,146	$544,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,724	$56,766
Accrued liabilities	12,277	9,019
Accrued distributor terminations	3,841	4,312
Accrued compensation	5,100	5,827
Current portion of capital leases	673	663
Income taxes payable	5,740	6,294
Total current liabilities	88,355	82,881

DEFERRED REVENUE	37,656	39,555

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 96,785 shares issued and 92,432 outstanding as of September 30, 2008; 95,849 shares issued and 93,191 outstanding as of December 31, 2007	484	479
Additional paid-in capital	110,352	96,749
Retained earnings	485,128	353,648
Accumulated other comprehensive loss	(3,201)	(47)
Common stock in treasury, at cost; 4,354 and 2,658 shares as of September 30, 2008 and December 31, 2007, respectively	(78,628)	(28,662)
Total stockholders’ equity	514,135	422,167
	$640,146	$544,603

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30		September 30
	2008	2007	2008	2007

NET SALES	$284,986	$247,211	$779,408	$657,826

COST OF SALES	135,550	118,829	379,039	315,555

GROSS PROFIT	149,436	128,382	400,369	342,271

OPERATING EXPENSES	67,644	55,002	197,560	175,559

OPERATING INCOME	81,792	73,380	202,809	166,712

INTEREST AND OTHER INCOME, net	2,111	2,161	8,506	5,439

INCOME BEFORE PROVISION FOR INCOME TAXES	83,903	75,541	211,315	172,151

PROVISION FOR INCOME TAXES	31,466	29,744	79,835	67,845

NET INCOME	$52,437	$45,797	$131,480	$104,306

NET INCOME PER COMMON SHARE:
Basic	$0.57	$0.50	$1.42	$1.15
Diluted	$0.54	$0.46	$1.34	$1.06

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	92,337	91,572	92,852	90,589
Diluted	96,916	98,895	97,997	98,586

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE-MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,480	$104,306
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	42	42
Depreciation and other amortization	2,559	1,488
Loss on disposal of property and equipment	87	25
Stock-based compensation	9,776	6,348
Deferred income taxes	(2,160)	(9,632)
Tax benefit from exercise of stock options	(2,198)	(27,332)
Provision for doubtful accounts	1	159
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	8,524	(35,581)
Inventories	(12,326)	(17,012)
Prepaid expenses and other current assets	(5,324)	(4,654)
Prepaid income taxes	—	(9,210)
Accounts payable	3,958	46,310
Accrued liabilities	3,259	(6,802)
Accrued distributor terminations	(471)	(1,240)
Accrued compensation	(727)	(201)
Income taxes payable	1,644	23,341
Deferred revenue	(1,899)	19,747
Net cash provided by operating activities	136,225	90,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	—	3,528
Sales of available-for-sale investments	266,978	93,878
Purchases of available-for-sale investments	(106,685)	(192,110)
Purchases of property and equipment	(4,333)	(2,995)
Proceeds from sale of property and equipment	79	257
Additions to trademarks	(1,488)	(2,762)
Decrease in other assets	105	104
Net cash provided by (used in) investing activities	154,656	(100,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(842)	(602)
Tax benefit from exercise of stock options	2,198	27,332
Issuance of common stock	1,725	7,213
Purchases of common stock held in treasury	(49,966)	—
Net cash (used in) provided by financing activities	(46,885)	33,943

NET INCREASE IN CASH AND CASH EQUIVALENTS	243,996	23,945
CASH AND CASH EQUIVALENTS, beginning of period	12,440	35,129
CASH AND CASH EQUIVALENTS, end of period	$256,436	$59,074

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$33	$33
Income taxes	$80,839	$63,436

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.9 million and $1.0 million for the nine-months ended September 30, 2008 and 2007, respectively.

The Company purchased $0.05 million and $0.5 million of property, plant and equipment which was included in accounts payable as of September 30, 2008 and 2007, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.             BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”), for a summary of significant accounting policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”), Monster LDA Company, formerly known as Hard e Beverage Company and previously known as Hard Energy Company and as CVI Ventures, Inc., Monster Energy UK Limited (Incorporated in the United Kingdom), a direct wholly owned subsidiary of HBC and Monster Energy Limited (incorporated in Ireland), a direct wholly owned subsidiary of HBC, Monster Energy AU Pty, Ltd. (incorporated in Australia), a direct wholly owned subsidiary of HBC, Blue Sky Natural Beverage Co. (“Blue Sky”), a direct wholly owned subsidiary of HBC, Hansen Junior Juice Company (“Junior Juice”), a direct wholly owned subsidiary of HBC, and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2008 and 2007 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

The Company has reclassified $0.1 million of customer deposit liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2007 from customer deposit liabilities to accrued liabilities to conform to the current period presentation.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

·      Level 1: Quoted prices in active markets for identical assets or liabilities.

·      Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

·      Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have an impact on the Company’s condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with GAAP.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted.  The Company does not expect the adoption of FSP 142-3 to have a material impact on its condensed consolidated financial statements.

3.             FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

In accordance with SFAS No. 157, the following represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash	$15,355	$—	$—	$15,355
Money market funds	180,877	—	—	180,877
U.S. Treasuries	60,204	—	—	60,204
Municipal securities	12,943	—	—	12,943
Auction rate securities	—	—	111,425	111,425
Total	$269,379	$—	$111,425	$380,804

Amounts included in:
Cash and cash equivalents	$256,436	$—	$—	$256,436
Short-term investments	12,943	—	1,895	14,838
Long-term investments	—	—	109,530	109,530
Total	$269,379	$—	$111,425	$380,804

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes.  During the nine-months

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

ended September 30, 2008, a large portion of the auctions for these auction rate securities failed. There is no assurance that auctions on the remaining auction rate securities in the Company’s investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors.  In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is generally above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, certain of these securities are classified as long-term investments in the accompanying consolidated balance sheets.

A Level 3 valuation was performed for the Company’s auction rate securities as of September 30, 2008, which indicated a fair value of $111.4 million. The valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. They represent the Company’s current estimates given available data as of September 30, 2008.

Based on the Level 3 valuation performed as of September 30, 2008 for the purpose of complying with GAAP, the Company determined that there was a decline in fair value of its auction rate securities of $5.6 million, which was deemed temporary.  This amount has been recorded net of a tax benefit of $2.2 million, as a component of other comprehensive loss for the nine-months ended September 30, 2008. Factors considered in determining whether a loss is temporary include length of time and the extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.

These auction rate securities will continue to accrue and/or pay interest at their contractual rates until their respective auctions succeed.  Based on the Company’s ability to access cash and other short-term investments and based on the Company’s expected operating cash flows, the Company does not anticipate that the current lack of liquidity of these investments will have a material effect on its liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by the Company, the Company may be required to recognize other-than-temporary impairments on these long-term investments.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

Level 3 Auction Rate Securities
Balance at December 31, 2007	$—
Transfers to Level 3	227,089
Realized loss included in income	—
Unrealized loss included in other comprehensive loss	(5,366)
Net settlements	(19,609)
Balance at March 31, 2008	$202,114
Transfers to Level 3	—
Realized loss included in income	—
Unrealized loss included in other comprehensive loss	(403)
Net settlements	(77,655)
Balance at June 30, 2008	$124,056
Transfers to Level 3	—
Realized loss included in income	—
Unrealized gain included in other comprehensive loss	219
Net settlements	(12,850)
Balance at September 30, 2008	$111,425

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.             INVESTMENTS

The following table summarizes the Company’s investments at September 30, 2008 and December 31, 2007:

September 30, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale
Short-term:
Municipal securities	$12,943	$—	$—	$12,943
Auction rate securities	1,900	—	5	1,895
Long-term:
Auction rate securities	115,075	—	5,545	109,530
Total	$129,918	$—	$5,550	$124,368

December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale
Short-term:
Municipal securities	$63,125	$—	$—	$63,125
Long-term:
Auction rate securities	227,085	4	—	227,089
Total	$290,210	$4	$—	$290,214

The Company’s short-term investments as of December 31, 2007 included variable rate demand notes of $60.6 million.  Although the underlying maturities of these securities are long-term in nature, the investments are classified as short-term because they contain a ‘put’ feature which allows the holder to tender the securities at par value on seven days notice.  The ‘put’ feature is supported by a letter of credit or standby purchase agreement provided by a highly-rated commercial bank. The notes are issued by municipalities and other tax-exempt entities and the interest rate payable on these investments resets on a weekly basis.  Subsequent to December 31, 2007, the Company redeemed all its holdings of variable rate demand notes at par value.

5.             INVENTORIES

Inventories consist of the following at:

	September 30, 2008	December 31, 2007
Raw materials	$27,062	$32,293
Finished goods	83,404	65,847
	$110,466	$98,140

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.             PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2008	December 31, 2007
Land	$1,417	$—
Leasehold improvements	2,111	2,027
Furniture and office equipment	4,348	3,921
Equipment	3,093	1,937
Vehicles	6,896	5,333
	17,865	13,218
Less: accumulated depreciation and amortization	(6,798)	(4,651)
	$11,067	$8,567

7.             INTANGIBLES, Net

Intangibles consist of the following at:

	September 30, 2008	December 31, 2007
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(443)	(401)
	726	768
Non-amortizing trademarks	24,786	23,298
	$25,512	$24,066

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years).  Amortization expense recorded was $0.01 million for both the three-months ended September 30, 2008 and 2007, respectively. Amortization expense recorded was $0.04 million for both the nine-months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, future estimated amortization expense related to amortizing trademarks through September 30, 2013 is approximately $0.05 million per year.

8.             COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $52.5 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms and are due within the next twelve months.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009.  Under the terms of the agreement, if the Company fails to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  The Company’s maximum liability under this agreement as of September 30, 2008 is $4.7 million subject to compliance by Rexam with certain conditions.

Litigation – In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name.  In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation.  National subsequently repudiated the settlement agreement and HBC responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement.  On August 14, 2007, the United States District Court entered an Order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction.  National filed a notice of appeal with the Ninth Circuit Court of Appeals of the United States.  National requested that the District Court stay this Order pending its appeal to the Ninth Circuit Court of Appeals, which was subsequently denied by the District Court.  The Ninth Circuit Court of Appeals has scheduled oral arguments for December 11, 2008.

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster EnergyÒ or MonsterÒ trademarks or any similar trademarks and for costs.  The trial took place in February 2007 and closing oral submissions took place in June 2007.  The Court handed down its decision on March 31, 2008, in which the Court dismissed both parties’ actions.  As a result, neither HBC nor Bickfords are restrained from using the Monster or Monster Energy marks in Australia.  HBC is appealing the Court’s decision. The appeal hearing took place on August 4 and 5, 2008 and HBC is awaiting the decision of the Court.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court, of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit.  Mr. Chavez, as the appellant, has filed his opening brief and Hansen’s response has also been filed.  The appeal has not been scheduled for hearing.

In January 2007, the Company’s distributor for the Riverside and San Bernardino, California territories, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement upon thirty days prior written notice.  Gate City threatened to take “appropriate action” against the Company and third parties for what it contended was an improper termination of the distribution agreement.  The Company denied Gate City’s assertion regarding improper termination of the applicable distribution agreement.  On February 6, 2008, Gate City filed a demand for arbitration with the American Arbitration Association to be held in Orange County, California, claiming damages in an amount exceeding $5.0 million, plus attorneys’ fees and costs.  The Company disputes liability and is defending the claim. The parties are presently conducting discovery and the arbitration hearing has been set for March 30, 2009 through April 3, 2009.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company (the “St. Paul Complaint”).   St. Paul sold the Company a directors and officers insurance policy that covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.   The St. Paul Complaint seeks a declaration concerning the amount the Company is owed by St. Paul and asserts claims for breach of contract and tortuous breach of the implied covenants of good faith and fair dealing.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation. On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California.  On August 8, 2008, St. Paul answered the St. Paul Complaint and denied that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  A trial has been preliminarily scheduled in this litigation for November 17, 2009.  The parties are presently engaged in the preliminary phases of pre-trial discovery.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc. and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The Court has granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc.; Oppenheimer & Co. Inc.; and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.

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

Securities Litigation – On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court.

Both actions, filed by single individual shareholders purportedly on behalf of a class of purchasers of the Company’s stock during the period May 23, 2007 through November 8, 2007 (the “Class Period”), name as defendants the Company, Rodney C. Sacks, and Hilton H. Schlosberg. The allegations of both complaints are substantially similar. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege, among other things, that during the Class Period, the defendants issued materially false and misleading statements that failed to disclose that: (i) the Company’s second quarter sales results were “materially impacted by inventory loading as customers were induced to purchase more product before the Company raised its prices in its Monster Energy drink line and its Java Monster drink line”; (ii) the Company was “experiencing declining sales in its non-core drink lines”; (iii) the Company was “experiencing production shortfalls with its Java Monster drink line”; and (iv) as a result of the foregoing, defendants “lacked a reasonable basis for their positive statements about the Company and its prospects.” The complaints seek an unspecified amount of damages.

Plaintiffs’ motions for appointment of Lead Plaintiff are due by November 10, 2008.  After Lead Plaintiff is appointed, if a motion for consolidation is granted, defendants must respond within forty-five days from the date of service of any consolidated complaint or the designation of one complaint as the operative complaint in the consolidated class actions.  If a motion for consolidation is denied, then defendants must respond to the complaint forty-five days from the date on which the denial of such motion is entered on the Court’s docket.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Derivative Litigation – On September 15, 2008, a derivative complaint was filed in the Superior Court of the State of California, County of Riverside, styled Stueve v. Sacks, et al. (RIC508262).  On October 15, 2008, a second derivative complaint was filed in the United States District Court for the Central District of California, styled Merckel v. Sacks, et al.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

Stueve has decided to voluntarily withdraw his complaint, which was based on factual allegations that were substantially similar to those set forth in the two securities class action complaints described above.  On October 31, 2008, the parties entered into and submitted for the Court’s approval a stipulation providing for the dismissal of the Stueve action in its entirety and without prejudice.

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as the administrator of the Estate of Michael B. Schott and Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the Merckel complaint are also substantially similar to those set forth in the two securities class action complaints described above.  The Merckel complaint alleges, among other things, that between May 2007 and the present, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts causes of action for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duty, violations of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit. The Company intends to vigorously defend against these lawsuits.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.             COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income, as reported	$52,437	$45,797	$131,480	$104,306
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	28	—	(3,348)	—
Foreign currency translation adjustments	200	—	194	—
Comprehensive income	$52,665	$45,797	$128,326	$104,306

The components of accumulated other comprehensive (loss) is as follows:

	September 30, 2008	December 31, 2007
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $2,203	$(3,348)	$—
Foreign currency translation adjustments	147	(47)
Total accumulated other comprehensive loss	$(3,201)	$(47)

10.           TREASURY STOCK PURCHASE

During the nine-months ended September 30, 2008 the Company purchased 1.7 million shares of common stock at an average purchase price of $29.46 per share which the Company holds in treasury.

11.           STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at September 30, 2008: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant.  As of September 30, 2008, options to purchase 17,397,700 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 4,602,300 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant.  Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As of September 30, 2008, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan, and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the options on the date of grant.  Outstanding options generally vest over five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $4.0 million and $2.2 million of compensation expense relating to outstanding options during the three-months ended September 30, 2008 and 2007, respectively. The Company recorded $9.8 million and $6.3 million of compensation expense relating to outstanding options during the nine-months ended September 30, 2008 and 2007, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the three- and nine-months ended September 30, 2008 and 2007:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63%	60%	62%	61%
Risk free interest rate	3.5%	4.7%	3.5%	4.8%
Expected lives	6.0 Years	5.5 Years	5.6 Years	5.6 Years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine-months ended September 30, 2008 as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at Jaunuary 1, 2008	9,462	$7.91	6.5	$344,589
Granted 01/01/08 - 03/31/08	40	$41.08
Granted 04/01/08 - 06/30/08	1,479	$31.94
Granted 07/01/08 - 09/30/08	93	$26.93
Exercised	(937)	$1.84
Cancelled	(121)	$21.57
Outstanding at September 30, 2008	10,016	$12.16	6.6	$189,475
Vested and expected to vest in the future at September 30, 2008	9,658	$11.79	6.5	$185,947
Exercisable at September 30, 2008	4,859	$4.99	5.4	$123,227

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2008 and 2007 was $16.31 per share and $26.89 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2008 and 2007 was $18.57 per share and $23.56 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2008 and 2007 was $5.7 million and $72.9 million, respectively.  The total intrinsic value of options exercised during the nine-months ended September 30, 2008 and 2007 was $28.4 million and $110.0 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2008 and 2007 was approximately $0.5 million and $3.3 million, respectively.  Cash received from option exercises under all plans for the nine-months ended September 30, 2008 and 2007 was approximately $1.7 million and $7.2 million, respectively. The actual tax benefit realized for tax

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended September 30, 2008 and 2007 was $0.02 million and $18.0 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the nine-months ended September 30, 2008 and 2007 was $2.2 million and $27.3 million, respectively.

At September 30, 2008, there was $41.4 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

12.           INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Upon adoption of FIN No. 48 as of January 1, 2007, the Company’s reassessment of its tax positions did not have a material impact on the consolidated financial statements.  The following is a rollforward of the Company’s total gross unrecognized tax benefits for the nine-months ended September 30, 2008 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2007	$1,291
Additions for tax positions related to the current year	601
Balance at September 30, 2008	$1,892

The gross unrealized tax benefits, if recognized, would result in a reduction of the Company’s provision and effective tax rate. With the adoption of FIN No. 48, the Company has decided to classify interest and penalties as a component of tax expense.  No interest and penalties on unrecognized tax benefits were accrued as of September 30, 2008.  The Company believes that the uncertainty which gives rise to the total amount of unrecognized tax benefit at September 30, 2008, will be resolved within the next 12 months.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005.  The examination is expected to be completed within the next twelve months.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.           EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three- and nine-months ended September 30, 2008 and 2007 is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding:
Basic	92,337	91,572	92,852	90,589
Dilutive securities	4,579	7,323	5,145	7,997
Diluted	96,916	98,895	97,997	98,586

For the three-months ended September 30, 2008 and 2007, options outstanding totaling 2.1 million and 0.3 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.  For the nine-months ended September 30, 2008 and 2007, options outstanding totaling 1.2 million and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended September 30, 2008 and 2007 are as follows:

	Three-Months Ended September 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$257,698	$27,288	$—	$284,986
Contribution margin	94,743	1,097	—	95,840
Corporate and unallocated expenses	—	—	(14,048)	(14,048)
Operating income				81,792
Interest and other income, net	(8)	—	2,119	2,111
Income before provision for income taxes				83,903
Depreciation and amortization	516	8	496	1,020
Trademark amortization	—	11	3	14

	Three-Months Ended September 30, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$221,888	$25,323	$—	$247,211
Contribution margin	82,328	1,242	—	83,570
Corporate and unallocated expenses	—	—	(10,190)	(10,190)
Operating income				73,380
Interest and other income, net	(16)	—	2,177	2,161
Income before provision for income taxes				75,541
Depreciation and amortization	238	8	324	570
Trademark amortization	—	11	3	14

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the applicable segment.

Contribution margin for the DSD segment recognizes termination costs of ($0.2) million and $0.3 million in aggregate during the three-months ended September 30, 2008 and 2007, respectively, to certain of the Company’s distributors.

Corporate and unallocated expenses were $14.0 million for the three-months ended September 30, 2008 and included $8.8 million of payroll costs, of which $4.0 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $2.7 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $10.2 million for the three-months ended September 30, 2007 and included $6.7 million of payroll costs, of which $2.2 million was attributable to stock based compensation expense (see Note 11, “Stock-Based Compensation”), and $1.8 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

One customer made up approximately 14% of the Company’s net sales for the three-months ended September 30, 2008. Two customers made up approximately 15% and 13% respectively, of the Company’s net sales for the three-months ended September 30, 2007.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the nine-months ended September 30, 2008 and 2007 are as follows:

	Nine-Months Ended September 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$705,974	$73,434	$—	$779,408
Contribution margin	241,005	243	—	241,248
Corporate and unallocated expenses	—	—	(38,439)	(38,439)
Operating income				202,809
Interest and other income, net	(29)	—	8,535	8,506
Income before provision for income taxes				211,315
Depreciation and amortization	1,091	24	1,444	2,559
Trademark amortization	—	33	9	42

	Nine-Months Ended September 30, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$585,610	$72,216	$—	$657,826
Contribution margin	204,645	2,929	—	207,574
Corporate and unallocated expenses	—	—	(40,862)	(40,862)
Operating income				166,712
Interest and other income, net	(33)	—	5,472	5,439
Income before provision for income taxes				172,151
Depreciation and amortization	644	24	820	1,488
Trademark amortization	—	33	9	42

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the applicable segment.

Contribution margin for the DSD segment recognizes termination costs of ($0.04) million and $15.0 million in aggregate during the nine-months ended September 30, 2008 and 2007, respectively, to certain of the Company’s distributors.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses were $38.4 million for the nine-months ended September 30, 2008 and included $24.6 million of payroll costs, of which $9.8 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $7.2 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $40.9 million for the nine-months ended September 30, 2007 and included $18.5 million of payroll costs, of which $6.3 million was attributable to stock based compensation expense (see Note 11, “Stock-Based Compensation”), and $15.8 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 16% and 11% respectively, of the Company’s net sales for the nine-months ended September 30, 2008. Two customers made up approximately 16% and 13% respectively, of the Company’s net sales for the nine-months ended September 30, 2007.

The Company’s net sales by product line for the three- and nine-months ended September 30, 2008 and 2007, respectively, were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Energy drinks	$258,110	$222,649	$707,482	$588,599
Non-carbonated (primarily juice based beverages)	18,420	16,578	50,009	46,856
Carbonated (primarily soda beverages)	8,456	7,984	21,917	22,371
	$284,986	$247,211	$779,408	$657,826

15.           AB DISTRIBUTION COORDINATION AGREEMENTS

On May 8, 2006, HBC entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “AB Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the AB Off-Premise Agreements, select Anheuser-Busch Distributors (the “AB Distributors”) distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™, Samba and Tango brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties.

Pursuant to the AB Distribution Agreements (the “AB Distribution Agreements”) entered into with AB Distributors, net reimbursements of $0.4 million to such AB Distributors and net contributions of $21.1 million from such AB Distributors relating to the costs of terminating the Company’s prior distributors were recorded by the Company for the nine-months ended September 30, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets, and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.  Revenue recognized

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

was $0.5 million for both the three-months ended September 30, 2008 and 2007, respectively.  Revenue recognized was $1.5 million and $1.4 million for the nine-months ended September 30, 2008 and 2007, respectively.  Related distributor receivables of $0.6 million and $4.5 million are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, amounts totaling $0.1 million, respectively, were received by the Company from certain other AB Distributors in anticipation of executing AB Distribution Agreements with the Company. Such receipts have been accounted for as customer deposit liabilities and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company incurred termination costs amounting to ($0.2) million and $0.3 million in aggregate during the three-months ended September 30, 2008 and 2007, respectively, to certain of its prior distributors. The Company incurred termination costs amounting to ($0.04) million and $15.0 million in aggregate during the nine-months ended September 30, 2008 and 2007, respectively, to certain of its prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2008 and 2007.  Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 were $3.8 million and $4.3 million, respectively.

On February 8, 2007, HBC entered into an On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB will manage and coordinate the sales, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by HBC.

16.           RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company. Expenses incurred in connection with services rendered to the Company during the three-months ended September 30, 2008 and 2007 were $0.2 million and $1.2 million, respectively. Expenses incurred in connection with services rendered to the Company during the nine-months ended September 30, 2008 and 2007 were $1.9 million and $4.8 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2008 and 2007 were $0.2 million and $0.09 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2008 and 2007 were $0.6 million and $0.5 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

17.           SUBSEQUENT EVENTS

On October 3, 2008, the Company entered into the Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”).  Pursuant to the TCCC North American Coordination Agreement, the Company has designated, and in the future may designate, territories in which it wishes distributors from TCCC’s network of partially owned and independent bottlers (the “TCCC North American Bottlers”) to distribute and sell primarily the Company’s Monster Energy® beverages (the “Products”) in the United States and Canada.

Coca-Cola Enterprises Inc. (“CCE”) has been appointed to distribute, directly and through certain sub-distributors, the Products in portions of twenty-three U.S. states (the “U.S. Territories”), commencing in November, 2008. The Company may designate additional territories within reasonable proximity to the U.S. Territories and CCE will use reasonable good faith efforts to add the additional territories. Under the Monster Energy Canadian Distribution Agreement with the Coca-Cola Bottling Company (“CCBC”), CCBC has been appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance to commence on January 1, 2009.

On October 3, 2008, the Company entered into the Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC.  Pursuant to the TCCC International Coordination Agreement, the Company has designated, and in the future may designate, countries in which it wishes to appoint TCCC distributors to distribute and sell the Products.

The Company entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE pursuant to which CCE has been appointed to distribute, directly and through certain sub-distributors, the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco.

As a result, the Company will transition certain of its existing distribution arrangements to newly appointed distributors, including TCCC North American Bottlers and new AB Distributors.  In connection with the transition, the Company will make termination payments to certain existing distributors who will be terminated.  Such termination costs will be expensed in full and included in operating expenses.  Non-refundable contributions were previously received by the Company from certain of these existing distributors, who will be terminated. Such contributions were previously treated as deferred revenue. Upon termination, the associated balance in deferred revenue will be recognized as revenue. The impact of the above amounts is currently estimated to be a charge in the range of $110 million to $130 million in the aggregate, but could be higher or lower. The actual termination payments could differ significantly from current estimates because the estimates are largely based on the Company’s estimate of each affected distributor’s contractual termination rights. These estimates include assumptions related to each distributor’s own sales and gross profit levels, net of certain allowances. The actual termination costs and related revenue will be recorded in the period in which the terminations become effective, which will primarily be in the fourth fiscal quarter of 2008.

The Company will receive from newly appointed distributors non-refundable contributions estimated to be in the range of $110 million to $130 million for the purpose of covering the costs of terminating the affected distributors, but could be higher or lower. The non-refundable contributions could differ significantly from current estimates because the estimates are based largely on the Company’s estimate of each affected terminated distributor’s own sales. These contributions will be recorded as deferred revenue, which will be recognized as revenue ratably over the anticipated 20-year life of the distribution agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional drinks,” non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names; Monster Energy®, Monster Hitman Energy Shooter™, Lost® Energy™, Joker Mad Energy™, Unbound Energy® and Ace™ brand names as well as Rumba™, Samba and Tango brand energy juices.  We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks.  We also market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. We have also commenced to market, sell and distribute enhanced water beverages under the Vidration™ brand name.

Our Monster Energy® brand energy drinks include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® Assault™ energy drinks (introduced in September 2004), Monster Energy® Khaos™ energy drinks (introduced in August 2005), Monster M-80™ energy drinks (introduced in March 2007), Monster Heavy Metal™ energy drinks (introduced in November 2007) and Monster MIXXD™ energy drinks (introduced in December 2007).

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research and SPCAs, as well as extreme sports teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Kawasaki Factory International Moto GP Team, Kenny Bernstein Drag Racing Team, Ken Block Rally Racing Team, Ricky Carmichael NASCAR Camping World East Series, Iron Horse Mountain Bike Team, extreme sports figures and athletes, sporting events such as the Monster Energy®  Supercross Series, the Monster Energy® Outdoor Motocross Series, the Monster Energy® Pro Pipeline surfing competition, Winter and Summer X-Games, Canadian Outdoor Motocross Series, CORR Short Course Off-Road Truck Racing, ski and

snowboard competitions and other health and sports related activities, including extreme sports, particularly supercross, motocross, freestyle, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile racing, etc., and we also participate in product demonstrations, food tasting and other related events.  In store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During the second quarter of 2006, we entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “AB Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the AB Off-Premise Agreements, select Anheuser-Busch Distributors (the “AB Distributors”) distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® Energy™ brands non-alcoholic energy drinks, Rumba™, Samba and Tango brand energy juice and Unbound Energy® brand energy drinks, as well as additional products that may be agreed between the parties.

Pursuant to the AB Distribution Agreements (the “AB Distribution Agreements”) entered into with AB Distributors, net reimbursements of $0.4 million to such AB Distributors and net contributions of $21.1 million from such AB Distributors relating to the costs of terminating our prior distributors were recorded by us for the nine-months ended September 30, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and will be recognized as revenue ratably over the anticipated 20 year life of the respective AB Distribution Agreements.  Revenue recognized was $0.5 million for both the three-months ended September 30, 2008 and 2007, respectively.  Revenue recognized was $1.5 million and $1.4 million for the nine-months ended September 30, 2008 and 2007, respectively.  Related distributor receivables of $0.6 million and $4.5 million are included in accounts receivable net, in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, amounts totaling $0.1 million, respectively, were received by us from certain other AB Distributors in anticipation of executing AB Distribution Agreements with us. Such receipts have been accounted for as customer deposit liabilities and are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

We incurred termination costs amounting to ($0.2) million and $0.3 million in aggregate during the three-months ended September 30, 2008 and 2007, respectively, to certain of our prior distributors. We incurred termination costs amounting to ($0.04) million and $15.0 million in aggregate during the nine-months ended September 30, 2008 and 2007, respectively, to certain of our prior distributors. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2008 and 2007.  Accrued distributor terminations in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 were $3.8 million and $4.3 million, respectively.

On October 3, 2008, we entered into the Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”).  Pursuant to the TCCC North American Coordination Agreement, we have designated, and in the future may designate, territories in which we wish distributors from TCCC’s network of partially owned and independent bottlers (the “TCCC North American Bottlers”) to distribute and sell primarily our Monster Energy® beverages (the “Products”) in the United States and Canada.

Coca-Cola Enterprises Inc. (“CCE”) has been appointed to distribute, directly and through certain sub-distributors, the Products in portions of twenty-three U.S. states (the “U.S. Territories”), commencing in November, 2008. We may designate additional territories within reasonable proximity to the U.S. Territories and CCE will use reasonable good faith efforts to add the additional territories. Under the Monster Energy Canadian Distribution Agreement with the Coca-Cola Bottling Company (“CCBC”), CCBC has been appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance to commence on January 1, 2009.

On October 3, 2008, we entered into the Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC.  Pursuant to the TCCC International Coordination Agreement, we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell the Products.

We entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE pursuant to which CCE has been appointed to distribute, directly, and through certain sub-distributors, the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco.

As a result, we will transition certain of our existing distribution arrangements to newly appointed distributors, including TCCC North American Bottlers and new AB Distributors.  In connection with the transition, we will make termination payments to certain existing distributors who will be terminated.  Such termination costs will be expensed in full and included in operating expenses.  Non-refundable contributions were previously received by us from certain of these existing distributors, who will be terminated. Such contributions were previously treated as deferred revenue. Upon termination, the associated balance in deferred revenue will be recognized as revenue. The impact of the above amounts is currently estimated to be a charge in the range of $110 million to $130 million in the aggregate, but could be higher or lower. The actual termination payments could differ significantly from current estimates because the estimates are largely based on our estimate of each affected distributor’s contractual termination rights. These estimates include assumptions related to each distributor’s own sales and gross profit levels, net of certain allowances. The actual termination costs and related revenue will be recorded in the period in which the terminations become effective, which will primarily be in the fourth fiscal quarter of 2008.

We will receive from newly appointed distributors non-refundable contributions estimated to be in the range of $110 million to $130 million for the purpose of covering the costs of terminating the affected distributors, but could be higher or lower. The non-refundable contributions could differ significantly from current estimates because the estimates are based largely on our estimate of each affected terminated distributor’s own sales. These contributions will be recorded as deferred revenue, which will be recognized as revenue ratably over the anticipated 20-year life of the distribution agreements.

As discussed under Review of Historic Stock Option Granting Practices in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-Q for the quarter ended March 31, 2007, a special committee of our Board of Directors concluded its review of our stock option grants and granting practices.  In connection with this review, and with respect to related litigation and other related matters, we incurred professional service fees, net of insurance proceeds of $0.1 million for the three-months ended September 30, 2007. There were no professional service fees in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters during the three-months ended September 30, 2008.  In connection with this review, and with respect to related litigation and other related matters, we incurred professional service fees, net of insurance proceeds, of ($0.2) million, and $11.0 million for the nine-months ended September 30, 2008 and 2007, respectively.

The following table summarizes the selected items discussed above for the three- and nine-months ended September 30, 2008 and 2007:

	Three-Months Ended			Nine-Months Ended
	September 30,			September 30,
	2008	2007		2008	2007
	(In Thousands)	(In Thousands)		(In Thousands)	(In Thousands)
Included in Deferred Revenue:
Contributions from, net of reimbursements to AB Distributors	$5	$1,290		$(360)	$21,136

Included in Net Sales:
Recognition of deferred revenue	$523	$453		$1,539	$1,389

Included in Operating Expenses:
Termination payments to prior distributors	$(193)	$322		$(43)	$15,023
Professional service fees (net of insurance proceeds) associated with the review of stock option grants and granting practices, related litigation and other related matters	$—	$95	(1)	$(200)	$11,000	(1)

(1) net of $0.8 million insurance reimbursements

We again achieved record gross sales* of $325.2 million in the third quarter of 2008.  The increase in gross sales for the three-months ended September 30, 2008 was primarily attributable to increased sales of our Monster Energy® brand energy drinks. The percentage increase in gross sales was slightly higher than the percentage increase in net sales, primarily due to an increase in promotional and other allowances as a percentage of gross sales, which increased from 11.0% for the three-months ended September 30, 2007 to 12.4% for the three-months ended September 30, 2008.  The actual amount of promotional and other allowances increased to $40.2 million from $30.6 million for the three-months ended September 30, 2008 and 2007, respectively.

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

Gross sales shipped outside of California represented 75.6% and 72.1% of our gross sales, for the three-months ended September 30, 2008 and 2007, respectively.  Gross sales shipped outside of California represented 77.0% and 72.2% of our gross sales for the nine-months ended September 30, 2008 and 2007, respectively.  Gross sales to customers outside the United States amounted to $31.1 million and $13.9 million for the three-months ended September 30, 2008 and 2007, respectively. Such sales were approximately 9.7% and 4.9% of gross sales for the three-months ended September 30, 2008 and 2007, respectively. Gross sales to customers outside the United States amounted to $79.4 million and $40.4 million for the nine-months ended September 30, 2008 and 2007, respectively.  Such sales were approximately 8.9% and 5.4% of gross sales for the nine-months ended September 30, 2008 and 2007, respectively.

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for the three- and nine-months ended September 30, 2008 and 2007 are reflected below.  The allocations below reflect changes made by us to the categories historically reported.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Retail grocery, specialty chains and wholesalers	8%	8%	8%	9%
Club stores, drug chains & mass merchandisers	12%	16%	13%	15%
Full service distributors	75%	72%	74%	72%
Health food distributors	2%	2%	2%	2%
Other	3%	2%	3%	2%

Our customers include Dr Pepper Snapple Group, Inc., Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and Albertsons.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  Dr Pepper

Snapple Group, Inc., a customer of the DSD division, accounted for approximately 16% of our net sales for both the nine-months ended September 30, 2008 and 2007, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11% and 13% of our net sales for the nine-months ended September 30, 2008 and 2007, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2008 and 2007, respectively.

	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2008	2007	08 vs. 07	2008	2007	08 vs. 07
Gross sales, net of discounts & returns *	$325,152	$277,845	17.0%	$893,284	$748,496	19.3%
Less: Promotional and other allowances**	40,166	30,634	31.1%	113,876	90,670	25.6%
Net sales	284,986	247,211	15.3%	779,408	657,826	18.5%
Cost of sales	135,550	118,829	14.1%	379,039	315,555	20.1%
Gross profit	149,436	128,382	16.4%	400,369	342,271	17.0%
Gross profit margin as a percentage of net sales	52.4%	51.9%		51.4%	52.0%

Operating expenses(1)	67,644	55,002	23.0%	197,560	175,559	12.5%

Operating expenses as a percentage of net sales	23.7%	22.2%		25.3%	26.7%

Operating income	81,792	73,380	11.5%	202,809	166,712	21.7%
Operating income as a percent of net sales	28.7%	29.7%		26.0%	25.3%

Interest and other income, net	2,111	2,161	(2.3)%	8,506	5,439	56.4%
Income before provision for income taxes	83,903	75,541	11.1%	211,315	172,151	22.7%

Provision for income taxes	31,466	29,744	5.8%	79,835	67,845	17.7%

Net income	$52,437	$45,797	14.5%	$131,480	$104,306	26.1%
Net income as a percent of net sales	18.4%	18.5%		16.9%	15.9%

Net income per common share:

Basic	$0.57	$0.50	13.6%	$1.42	$1.15	23.0%
Diluted	$0.54	$0.46	16.8%	$1.34	$1.06	26.8%

Case sales (in thousands) (in 192-ounce case equivalents)	28,009	26,450	5.9%	79,009	72,796	8.5%

(1) Includes costs associated with terminating existing distributors and legal and accounting fees relating to the special investigation of stock option grants and granting practices and related litigation, net of insurance proceeds.

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

Results of Operations for the Three-Months Ended September 30, 2008 Compared to the Three-Months Ended September 30, 2007

Gross Sales.* Gross sales were $325.2 million for the three-months ended September 30, 2008, an increase of approximately $47.3 million or 17.0% higher than gross sales of $277.8 million for the three-months ended September 30, 2007.  The increase in gross sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks, as well as sales of certain new products, such as Monster Hitman Energy Shooter™ (introduced in September 2008), Monster MIXXD™ energy drinks (introduced in December 2007) and Monster Heavy Metal™ energy drinks (introduced in November 2007).  To a lesser extent, the increase in gross sales was attributable to increased sales by volume of apple juice and aseptic juices, increased sales price per case for our Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007) and increased sales by volume of Junior Juice® aseptic juices. The increase in gross sales was partially offset by decreased sales by volume of juice blends.  Promotional and other allowances were $40.2 million for the three-months ended September 30, 2008, an increase of $9.5 million or 31.1% higher than promotional and other allowances of $30.6 million for the three-months ended September 30, 2007. Promotional and other allowances as a percentage of gross sales increased to 12.4% for the three-months ended September 30, 2008, as compared to 11.0% for the three-months ended September 30, 2007.  As a result, the percentage increase in gross sales for the three-months ended September 30, 2008 was higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $285.0 million for the three-months ended September 30, 2008, an increase of approximately $37.8 million or 15.3% higher than net sales of $247.2 million for the three-months ended September 30, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks, as well as sales of certain new products such as Monster Hitman Energy Shooter™, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and aseptic juices.  The increase in net sales was partially offset by decreased sales by volume of juice blends and Lost Energy® brand energy drinks.

Case sales, in 192-ounce case equivalents, were 28.0 million cases for the three-months ended September 30, 2008, an increase of 1.6 million cases or 5.9% higher than case sales of 26.5 million cases for the three-months ended September 30, 2007. The overall average net sales price per case increased to $10.17 for the three-months ended September 30, 2008 or 8.9% higher than the average net sales price per case of $9.35 for the three-months ended September 30, 2007.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products as well as the price increases for our Monster Energy® brand energy drinks in 16-ounce cans effective January 1, 2008, price increases for our Monster Energy® brand energy drinks in 24-ounce cans effective July 1, 2007 and price increases in our Java Monster™ line of non-carbonated dairy based coffee drinks effective January 1, 2008.

Net sales for the DSD segment were $257.7 million for the three-months ended September 30, 2008, an increase of approximately $35.8 million or 16.1% higher than net sales of $221.9 million for the three-months ended September 30, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks, as well as sales of certain new products such as Monster Hitman Energy Shooter™, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks.

Net sales for the Warehouse segment were $27.3 million for the three-months ended September 30, 2008, an increase of approximately $2.0 million or 7.8% higher than net sales of $25.3 million for the three-months ended September 30, 2007. The increase in net sales was primarily attributable to increased sales by volume of apple juice and aseptic juices.  The increase in net sales was partially offset by decreased sales by volume of juice blends.  Changes in pricing within the Warehouse segment did not have a material impact on net sales for the three-months ended September 30, 2008.

Gross Profit.*** Gross profit was $149.4 million for the three-months ended September 30, 2008, an increase of approximately $21.1 million or 16.4% higher than the gross profit of $128.4 million for the three-months ended September 30, 2007.  Gross profit as a percentage of net sales increased to 52.4% for the three-months ended September 30, 2008 from 51.9% for the three-months ended September 30, 2007.  The increase in net sales contributed to the increase in gross profit dollars.  The increase in gross profit as a percentage of net sales was attributable to a shift in sales to higher margin products and increased sales prices on certain of the Company’s products.  This increase was partially offset by increased costs of certain raw materials and ingredients and increased allowances deducted from gross sales.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.   Total operating expenses were $67.6 million for the three-months ended September 30, 2008, an increase of approximately $12.6 million or 23.0% higher than total operating expenses of $55.0 million for the three-months ended September 30, 2007. Total operating expenses as a percentage of net sales was 23.7% for the three-months ended September 30, 2008, compared to 22.2% for three-months ended September 30, 2007.  The increase in operating expenses in dollars was partially attributable to increased out-bound freight and warehouse costs of $2.5 million primarily due to increased volume of shipments and increased freight rates, increased expenditures of $7.1 million for sponsorships and endorsements, increased expenditures of $1.1 million for commissions and royalties, increased payroll expenses of $2.8 million (including a $1.8 million increase in stock-based compensation) and increased expenditures of $0.9 million for professional services costs, including legal and accounting fees.  The increase in operating expenses in dollars was partially offset by decreased expenditures of $3.6 million for merchandise displays. The individual increases above include costs of $3.7 million, or 1.3% of net sales, relating to the launch of the Monster Energy® brand in the United Kingdom for the three-months ended September 30, 2008.

Contribution Margin.  Contribution margin for the DSD segment was $94.7 million for the three-months ended September 30, 2008, an increase of approximately $12.4 million or 15.1% higher than contribution margin of $82.3 million for the three-months ended September 30, 2007.  The increase in contribution margin for the DSD segment was primarily attributable to the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks.  Contribution margin for the Warehouse segment was $1.1 million for the three-months ended September 30, 2008, approximately $0.1 million lower than contribution margin of $1.2 million for the three-months ended September 30, 2007.  The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of increases in the costs of certain raw materials, particularly apple juice concentrate, as well as a change from our previous sweetener to higher priced cane sugar which additionally increased in price, for our soda lines. The decrease in the contribution margin for the Warehouse segment was partially offset by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch (“DHS”), (the “WIC Contracts”) in April 2008. The WIC program continues on a non-exclusive basis in which we participate with our apple juice products.  Juice blends are not eligible under the new program.

Operating Income.  Operating income was $81.8 million for the three-months ended September 30, 2008, an increase of approximately $8.4 million or 11.5% higher than operating income of $73.4 million for the three-months ended September 30, 2007.  Operating income as a percentage of net sales decreased to 28.7% for the three-months ended September 30, 2008 from 29.7% for the three-months ended September 30, 2007.  The increase in operating income was primarily due to an increase in gross profit of $21.1 million.  The decrease in operating income as a percentage of net sales was primarily attributable to an increase in operating expenses as a percentage of net sales.

Interest and Other Income, net.  Net interest and other income was $2.1 million for the three-months ended September 30, 2008, a decrease of $0.1 million from net interest and other income of $2.2 million for the three-months ended September 30, 2007.  The decrease in net interest and other income was primarily attributable to decreased interest revenue earned on our cash balances and short- and long-term investments.

Provision for Income Taxes.  Provision for income taxes for the three-months ended September 30, 2008 was $31.5 million, as compared to provision for income taxes of $29.7 million for the three-months ended September 30, 2007.  The effective combined federal and state tax rate for the three-months ended September 30, 2008 was 37.5%, which was lower than the effective tax rate of 39.4% for the three-months ended September 30, 2007.  The decrease in the effective tax rate was primarily attributable to a reduction in federal taxes attributable to the domestic production tax deduction.  Also, in the third quarter of 2008, our effective tax rate reflects an approximate $0.3 million tax charge related to a net change in our uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Net Income.  Net income was $52.4 million for the three-months ended September 30, 2008, an increase of $6.6 million, or 14.5% higher than net income of $45.8 million for the three-months ended September 30, 2007.  The increase in net income was primarily attributable to an increase in gross profit of $21.1 million. This was partially offset by an increase in operating expenses of $12.6 million and an increase in provision for income taxes of $1.7 million.

Results of Operations for the Nine-Months Ended September 30, 2008 Compared to the Nine-Months Ended September 30, 2007

Gross Sales.* Gross sales were $893.3 million for the nine-months ended September 30, 2008, an increase of approximately $144.8 million, or 19.3% higher than gross sales of $748.5 million for the nine-months ended September 30, 2007.  The increase in gross sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007), as well as sales of certain new products such as Monster Hitman Energy Shooter™ (introduced in September 2008), Monster MIXXD™ energy drinks (introduced in December 2007) and Monster Heavy Metal™ energy drinks (introduced in November 2007).  To a lesser extent, the increase in gross sales was attributable to increased sales by volume of apple juice, aseptic juices and sparkling sodas. The increase in gross sales was partially offset by decreased sales by volume of juice blends, iced teas, Lost Energy® brand energy drinks (introduced in January 2004), Unbound Energy® brand energy drinks (introduced in October 2006), Rumba™ brand energy juice (introduced in December 2004), smoothies in cans and Hansen’s® energy drinks. Gross sales for the nine-months ended September 30, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for all of our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that gross sales for the nine-months ended September 30, 2008 were reduced by approximately 2% to 2.5% as a result of purchases made by our customers in advance of such price increases. Promotional and other allowances were $113.9 million for the nine-months ended September 30, 2008, an increase of $23.2 million, or 25.6% higher than promotional and other allowances of $90.7 million for the nine-months ended September 30, 2007. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.1% for the nine-months ended September 30, 2008 and 2007, respectively.  As a result, the percentage increase in gross sales for the nine-months ended September 30, 2008 was higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $779.4 million for the nine-months ended September 30, 2008, an increase of approximately $121.6 million, or 18.5% higher than net sales of $657.8 million for the nine-months ended September 30, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as Monster Hitman Energy Shooter™, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and aseptic juices. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks, iced teas, juice blends, Unbound Energy® brand energy drinks, Hansen’s® energy drinks, Rumba™ brand energy juice and smoothies in cans.  Net sales for the nine-months ended September 30, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster

Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that net sales for the nine-months ended September 30, 2008 were reduced by approximately 2% to 2.5% as a result of purchases made by our customers in advance of such price increases.

Case sales, in 192-ounce case equivalents, were 79.0 million cases for the nine-months ended September 30, 2008, an increase of 6.2 million cases or 8.5% higher than case sales of 72.8 million cases for the nine-months ended September 30, 2007. The overall average net sales price per case increased to $9.86 for the nine-months ended September 30, 2008 or 9.2% higher than the average net sales price per case of $9.04 for the nine-months ended September 30, 2007.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products as well as the price increases for our Monster Energy® brand energy drinks in 16-ounce cans effective January 1, 2008, price increases for our Monster Energy® brand energy drinks in 24-ounce cans effective July 1, 2007 and price increases in our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.

Net sales for the DSD segment were $706.0 million for the nine-months ended September 30, 2008, an increase of approximately $120.4 million, or 20.6% higher than net sales of $585.6 million for the nine-months ended September 30, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as Monster Hitman Energy Shooter™, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks, Unbound Energy® brand energy drinks and Rumba™ brand energy juice.

Net sales for the Warehouse segment were $73.4 million for the nine-months ended September 30, 2008, an increase of approximately $1.2 million, or 1.7% higher than net sales of $72.2 million for the nine-months ended September 30, 2007. The increase in net sales was primarily attributable to increased sales by volume of apple juice and aseptic juices.  The increase in net sales was partially offset by decreased sales by volume of iced teas, juice blends, Hansen’s® energy drinks and smoothies in cans.  Changes in pricing within the Warehouse segment did not have a material impact on net sales for the nine-months ended September 30, 2008.

Gross Profit.*** Gross profit was $400.4 million for the nine-months ended September 30, 2008, an increase of approximately $58.1 million, or 17.0% higher than the gross profit of $342.3 million for the nine-months ended September 30, 2007.  Gross profit as a percentage of net sales decreased to 51.4% for the nine-months ended September 30, 2008 from 52.0% for the nine-months ended September 30, 2007.  The increase in net sales contributed to the increase in gross profit dollars.  The decrease in gross profit as a percentage of net sales was primarily due to an increase in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee drinks that have lower gross profit margins than our Monster Energy® brand energy drinks.  To a lesser extent, the decrease in gross profit as a percentage of net sales was also attributable to an increase in the cost of certain raw materials including certain sweeteners, certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate as well as increased trade marketing agreement costs. Such decrease in gross profit as a percentage of net sales was partially offset by increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.   Total operating expenses were $197.6 million for the nine-months ended September 30, 2008, an increase of approximately $22.0 million, or 12.5% higher than total operating expenses of $175.6 million for the nine-months ended September 30, 2007. Total operating expenses as a percentage of net sales was 25.3% for the nine-months ended September 30, 2008, compared to 26.7% for nine-months ended September 30, 2007.  The increase in operating expenses in dollars was partially attributable to increased out-bound freight and warehouse costs of $6.8 million primarily due to increased volume of shipments and increased freight rates, increased expenditures of $19.8 million for sponsorships and endorsements, increased expenditures of $1.6 million for in-store demos, increased expenditures of $3.4 million for sampling programs, increased expenditures of $3.5 million for commissions and royalties and increased payroll expenses of $8.3 million (including a $3.4 million increase in stock-based compensation).  The increase in operating expenses in dollars was partially offset by decreased expenditures of $8.4 million for professional services costs, including legal and accounting fees, decreased expenditures of $2.4 million for merchandise displays and decreased expenditures of $15.1 million relating to the costs associated with terminating existing distributors. The individual increases above include costs of $9.3 million, or 1.2% of net sales, relating to the launch of the Monster Energy® brand in the United Kingdom for the nine-months ended September 30, 2008.  Included in legal and accounting fees are professional service fees, net of insurance proceeds, of ($0.2) million and $11.0 million, for the nine-months ended September 30, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of ($0.04) million and $15.0 million for the nine-months ended September 30, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors and exclusive of professional service fees, net of insurance proceeds, of ($0.2) million and $11.0 million, for the nine-months ended September 30, 2008 and 2007, respectively in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 25.4% and 22.7% for the nine-months ended September 30, 2008 and 2007, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $241.0 million for the nine-months ended September 30, 2008, an increase of approximately $36.4 million, or 17.8% higher than contribution margin of $204.6 million for the nine-months ended September 30, 2007.  The increase in contribution margin for the DSD segment was primarily attributable to sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks.  Contribution margin for the Warehouse segment was $0.2 million for the nine-months ended September 30, 2008, approximately $2.7 million lower than contribution margin of $2.9 million for the nine-months ended September 30, 2007.  The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of increases in the costs of certain raw materials, particularly apple juice concentrate, as well as a change from our previous sweetener to higher priced cane sugar which additionally increased in price, for our soda lines.  The decrease in the contribution margin for the Warehouse segment was partially offset by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive WIC Contracts in April 2008.  The WIC program continues on a non-exclusive basis in which we participate with our apple juice products.  Juice blends are not eligible under the new program.

Operating Income.  Operating income was $202.8 million for the nine-months ended September 30, 2008, an increase of approximately $36.1 million, or 21.7% higher than operating income of $166.7 million for the nine-months ended September 30, 2007.  Operating income as a percentage of net sales increased to 26.0% for the nine-months ended September 30, 2008 from 25.3% for the nine-months ended September 30, 2007.  The increase in operating income was primarily due to an increase in gross profit of $58.1 million.  The increase in operating income as a percentage of net sales was primarily attributable to decreased operating expenses as a percentage of net sales.  Operating income, exclusive of recognition of deferred revenue of $1.5 million and $1.4 million for the nine-months ended September 30, 2008 and 2007, respectively, attributable to the AB Distribution agreements entered into with AB Distributors, exclusive of expenditures of ($0.04) million and $15.0 million for the nine-months ended September 30, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors and exclusive of professional service fees, net of insurance proceeds, of ($0.2) million and $11.0 million, for the nine-months ended September 30, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, was 25.8% and 29.1% for the nine-months ended September 30, 2008 and 2007, respectively.

Interest and Other Income, net.  Net interest and other income was $8.5 million for the nine-months ended September 30, 2008, an increase of $3.1 million from net interest and other income of $5.4 million for the nine-months ended September 30, 2007.  The increase in net interest and other income was primarily attributable to increased interest revenue earned on our cash balances and short- and long-term investments, which have increased significantly over the prior year.

Provision for Income Taxes.  Provision for income taxes for the nine-months ended September 30, 2008 was $79.8 million, as compared to provision for income taxes of $67.8 million for the nine-months ended September 30, 2007.  The effective combined federal and state tax rate for the nine-months ended September 30, 2008 was 37.8%, which was lower than the effective tax rate of 39.4% for the nine-months ended September 30, 2007.  The decrease in the effective tax rate was primarily attributable to a reduction in federal taxes attributable to the domestic production tax deduction.  Also, for the nine months ended September 30, 2008, our effective tax rate reflects an approximate $0.6 million tax charge related to a net change in our uncertain tax position under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Net Income.  Net income was $131.5 million for the nine-months ended September 30, 2008, an increase of $27.2 million or 26.1% higher than net income of $104.3 million for the nine-months ended September 30, 2007.  The increase in net income was primarily attributable to an increase in gross profit of $58.1 million and, to a lesser extent, an increase in net interest and other income of approximately $3.1 million. This was partially offset by an increase in operating expenses of $22.0 million and an increase in provision for income taxes of $12.0 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $136.2 million for the nine-months ended September 30, 2008, as compared to $90.1 million in the comparable period in 2007.  For the nine-months ended September 30, 2008, cash provided by operating activities was primarily attributable to net income earned of $131.5 million and adjustments for certain non-cash expenses consisting of $9.8 million of stock-based compensation and $2.6 million of depreciation and other amortization. For the nine-months ended September 30, 2008, cash provided by operations also increased due to a $8.5 million decrease in accounts receivable, a $4.0 million increase in accounts payable, a $3.3 million increase in accrued liabilities and a $1.6 million increase in income taxes payable. For the nine-months ended September 30, 2008, cash provided by operating activities was reduced due to a $12.3 million increase in inventories, a $5.3 million increase in prepaid expenses and other current assets, a $2.2 million increase in tax benefit from exercise of stock options, a $1.9 million decrease in deferred revenue and a $0.7 million decrease in accrued compensation.  The increase in accounts payable is primarily due to increased inventory levels.

Cash flows provided by (used in) investing activities — Net cash provided by investing activities was $154.7 million for the nine-months ended September 30, 2008, as compared to $100.1 million used in investing activities in the comparable period in 2007.  For the nine-months ended September 30, 2008 and 2007, respectively, cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments.  Cash provided by investing activities was primarily attributable to sales and maturities of available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that it will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short- and long-term investments and for other corporate purposes.  Management, from time to time, considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At September 30, 2008, we had $256.4 million in cash and cash equivalents and $124.4 million in short- and long-term investments. We have historically invested these amounts in U.S. government agencies, municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Certain of our short-term investments and all of our long-term investments are comprised of auction rate securities. The majority of these notes carry an investment grade or better credit rating and certain of the notes are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the nine-months ended September 30, 2008, a large portion of the auctions for these auction rate securities failed.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security generally requires the issuer to pay interest at a default rate that is above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently, certain of these securities have been classified as long-term investments in our consolidated financial statements.  We anticipate that due to the higher interest rates now payable on certain of these securities and for other reasons, certain issuers are likely to take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the higher interest rates now payable on such securities.

A Level 3 valuation was performed for our auction rate securities as of September 30, 2008, which indicated a fair value of $111.4 million. The valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. They represent our current estimates given available data as of September 30, 2008.

Based on the Level 3 valuation performed as of September 30, 2008 for the purpose of complying with GAAP, we determined that there was a decline in fair value of its auction rate securities of $5.6 million, which was deemed temporary.  This amount has been recorded net of a tax benefit of $2.2 million, as a component of other comprehensive loss for the nine-months ended September 30, 2008.  Factors considered in determining whether a loss is temporary include length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.

These auction rate securities will continue to accrue and/or pay interest at their contractual rates until their respective auctions succeed.  Based on our ability to access cash and other short-term investments and based on our expected operating cash flows, we do not anticipate that the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by us, we may be required to recognize other-than-temporary impairments on these long-term investments.

Cash flows (used in) provided by financing activities – Net cash used in financing activities was $46.9 million for the nine-months ended September 30, 2008, as compared to net cash provided by financing activities of $33.9 million for the comparable period in 2007.  For the nine-months ended September 30, 2008 cash used in financing activities was primarily due to the purchase by us of $50.0 million of the Company’s common stock. For the nine-months ended September 30, 2008, cash provided by financing activities was primarily attributable to a $2.2 million tax benefit in connection with the exercise of certain stock options and proceeds of $1.7 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable and income taxes payable are expected to remain our principal recurring use of cash.

On April 25, 2008, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The Board of Directors also terminated the common stock repurchase program authorized in November 2005, under which we had purchased $27.7 million of common stock.  During the nine-months ended September 30, 2008, we purchased 1.7 million shares of common stock at an average purchase price of $29.46 per share, which we hold in treasury.

Debt and other obligations – HBC has entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates (“LIBOR”) up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. We had no outstanding borrowings on this line of credit at September 30, 2008. Letters of credit issued on behalf of the Company totaling $0.3 million under this credit facility were outstanding as of September 30, 2008.

The terms of our line of credit contain certain financial covenants, including certain financial ratios, with which we were in compliance at September 30, 2008.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $10.0 million through September 2009.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of our contractual obligations and related scheduled maturities as of September 30, 2008:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$33,367	$22,356	$10,711	$300	$—
Capital Leases	673	673	—	—	—
Operating Leases	21,094	3,203	7,457	4,569	5,865
Purchase Commitments	52,482	48,181	4,301	—	—
	$107,616	$74,413	$22,469	$4,869	$5,865

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by the Company and its subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products.  These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  Our maximum liability under this agreement as of September 30, 2008 is $4.7 million, subject to compliance by Rexam with a number of conditions under this agreement.

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

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, which is currently in escrow.  In August 2008, we completed the purchase of an additional 1.09 acres of adjacent land for a purchase price of $1.4 million.  The properties are located adjacent to the newly leased warehouse and distribution space.  We are reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land to replace our existing office space.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2008 and 2007, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
(In thousands, except average	September 30		September 30
price per case)	2008	2007	2008	2007

Net sales	$284,986	$247,211	$779,408	$657,826
Case sales (192-ounce case equivalents)	28,009	26,450	79,009	72,796
Average price per case	$10.17	$9.35	$9.86	$9.04

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

Recently Issued Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), for its financial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or liquidity.  In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

·                  Level 1: Quoted prices in active markets for identical assets or liabilities.

·                  Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

·                  Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We already record marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS No. 159 did not have an impact on our condensed consolidated financial statements as management did not elect the fair value option for any other financial instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to Interim Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on of our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect the adoption of FSP 142-3 to have a material impact on our condensed consolidated financial statements.

Inflation

We do not believe that inflation has a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides a safe harbor for forward looking statements made by or on behalf of the Company.  Certain statements made in this report, including certain statements made in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward looking statements (within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things.  All statements which address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or the Company’s existing credit facility, earnings per share growth, statements expressing general optimism about future operating results and non historical information, are forward looking statements within the meaning of the PSLRA.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

·                  The current uncertain economic environment in the United States of America;

·                  Disruption in distribution or sales and/or decline in sales due to the termination of distribution agreements with certain of the Company’s existing distributors or distribution networks and the appointment of selected Coca-Cola Bottlers and/or AB wholesalers as distributors in their place for the territories of such terminated distributors, including the acquisition of AB by InBev;

·                  Any proceedings which may be brought against the Company by the SEC or other governmental agencies;

·                  The outcome of the shareholder derivative actions and shareholders securities litigation filed against certain of the Company’s officers and directors, and the possibility of other private litigation;

·                  The outcome of future auctions of auction rate securities and/or the Company’s ability to recover payment thereunder;

·                  Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;

·                  The Company’s ability to generate sufficient cash flows to support capital expansion plans and general operating activities;

·                  Decreased demand for our products resulting from changes in consumer preferences;

·                  Changes in demand that are weather related, particularly in areas outside of California;

·                  Competitive products and pricing pressures and the Company’s ability to gain or maintain its share of sales in the marketplace as a result of actions by competitors;

·                  The introduction of new products;

·                  An inability to achieve volume growth through product and packaging initiatives;

·                  The Company’s ability to sustain the current level of sales of our Monster Energy® brand energy drinks and our Java MonsterTM line of non-carbonated dairy based coffee drinks;

·                  Laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which the Company’s products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state regulatory agencies;

·                  Changes in the costs and availability of raw materials and juice concentrates, and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of the Company’s products;

·                  The Company’s ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that the Company will achieve projected levels or mixes of product sales;

·                  The Company’s ability to penetrate new markets;

·                  The marketing efforts of distributors of the Company’s products, most of which distribute products that are competitive with the products of the Company;

·                  Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of the Company’s products that they are carrying at any time;

·                  The terms and/or availability of the Company’s credit facility and the actions of its creditors;

·                  The effectiveness of the Company’s advertising, marketing and promotional programs;

·                  Changes in product category consumption;

·                  Unforeseen economic and political changes;

·                  Possible recalls of the Company’s products;

·                  The Company’s ability to make suitable arrangements for the co-packing of any of its products;

·                  Loss of the Company’s intellectual property rights;

·                  Failure to retain the full-time services of senior management of the Company and inability to immediately find suitable replacements;

·                  Volatility of stock prices which may restrict sales or other opportunities;

·                  Provisions in the Company’s organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;

·                  Exposure to significant liabilities due to litigation or legal proceedings.

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

At September 30, 2008, we had $256.4 million in cash and cash equivalents and $124.4 million in short- and long-term investments.  We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes.  During the nine-months ended September 30, 2008, a large portion of the auctions for these auction rate securities failed. Based on an assessment of fair value as of September 30, 2008, we determined that a temporary impairment has occurred and therefore recorded a charge of $3.3 million, net of tax for the nine-months ended September 30, 2008.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed.  These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information on our auction rate securities.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name.  In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation.  National subsequently repudiated the settlement agreement and HBC responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement.  On August 14, 2007, the United States District Court entered an Order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction.  National filed a notice of appeal with the Ninth Circuit Court of Appeals of the United States.  National requested that the District Court stay this Order pending its appeal to the Ninth Circuit Court of Appeals, which was subsequently denied by the District Court.  The Ninth Circuit Court of Appeals has scheduled oral arguments for December 11, 2008.

In August 2006, HBC filed an action in the Federal Courts of Australia, Victoria District Registry against Bickfords Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC is seeking an injunction restraining Bickfords from selling or offering for sale or promoting for sale in Australia any energy drink or beverage under the Monster Energy or Monster marks or any similar marks and for damages and costs.  The defendants cross-claimed seeking an order to restrain HBC from selling, or offering for sale, or promoting in Australia any drink product under the Monster EnergyÒ or MonsterÒ trademarks or any similar trademarks and for costs.  The trial took place in February 2007 and closing oral submissions took place in June 2007.  The Court handed down its decision on March 31, 2008, in which the Court dismissed both parties’ actions.  As a result, neither HBC nor Bickfords are restrained from using the Monster or Monster Energy marks in Australia.  HBC is appealing the Court’s decision.  The appeal hearing took place on August 4 and 5, 2008 and HBC is awaiting the decision of the Court.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court, of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Mr. Chavez noticed an appeal in the United States Court of Appeal for the Ninth Circuit.  Mr. Chavez, as the appellant, has filed his opening brief and Hansen’s response has also been filed.  The appeal has not been scheduled for hearing.

In January 2007, the Company’s distributor for the Riverside and San Bernardino, California Territories, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement upon thirty days prior written notice.  Gate City threatened to take “appropriate action” against the Company and third parties for what it contended was an improper termination of the distribution agreement.  The Company denied Gate City’s assertion regarding improper termination of the applicable distribution agreement.  On February 6, 2008, Gate City filed a demand for arbitration with the American Arbitration Association to be held in Orange County, California, claiming damages in an amount exceeding $5.0 million, plus attorneys’ fees and costs.  The Company disputes liability and is defending the claim. The parties are presently conducting discovery and the arbitration hearing has been set for March 30, 2009 through April 3, 2009.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company (the “St. Paul Complaint”).   St. Paul sold the Company a directors and officers insurance policy that covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.   The St. Paul Complaint seeks a declaration concerning the amount the Company is owed by St. Paul and asserts claims for breach of contract and tortuous breach of the implied covenants of good faith and fair dealing.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation. On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California.  On August 8, 2008, St. Paul answered the St. Paul Complaint and denied that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  A trial has been preliminarily scheduled in this litigation for November 17, 2009.  The parties are presently engaged in the preliminary phases of pre-trial discovery.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc. and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The Court has granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc.; Oppenheimer & Co. Inc.; and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.

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

Securities Litigation – On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court.

Both actions, filed by single individual shareholders purportedly on behalf of a class of purchasers of the Company’s stock during the period May 23, 2007 through November 8, 2007 (the “Class Period”), name as defendants the Company, Rodney C. Sacks, and Hilton H. Schlosberg. The allegations of both complaints are substantially similar. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege, among other things, that during the Class Period, the defendants issued materially false and misleading statements that failed to disclose that: (i) the Company’s second quarter sales results were “materially impacted by inventory loading as customers were induced to purchase more product before the Company raised its prices in its Monster Energy drink line and its Java Monster drink line”; (ii) the Company was “experiencing declining sales in its non-core drink lines”; (iii) the Company was “experiencing production shortfalls with its Java Monster drink line”; and (iv) as a result of the foregoing, defendants “lacked a reasonable basis for their positive statements about the Company and its prospects.” The complaints seek an unspecified amount of damages.

Plaintiffs’ motions for appointment of Lead Plaintiff are due by November 10, 2008.  After Lead Plaintiff is appointed, if a motion for consolidation is granted, defendants must respond within forty-five days from the date of service of any consolidated complaint or the designation of one complaint as the operative complaint in the consolidated class actions.  If a motion for consolidation is denied, then defendants must respond to the complaint forty-five days from the date on which the denial of such motion is entered on the Court’s docket.

Derivative Litigation – On September 15, 2008, a derivative complaint was filed in the Superior Court of the State of California, County of Riverside, styled Stueve v. Sacks, et al. (RIC508262).  On October 15, 2008, a second derivative complaint was filed in the United States District Court for the Central District of California, styled Merckel v. Sacks, et al.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

Stueve has decided to voluntarily withdraw his complaint, which was based on factual allegations that were substantially similar to those set forth in the two securities class action complaints described above.  On October 31, 2008, the parties entered into and submitted for the Court’s approval a stipulation providing for the dismissal of the Stueve action in its entirety and without prejudice.

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as the administrator of the Estate of Michael B. Schott and Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the Merckel complaint are also substantially similar to those set forth in the two securities class action complaints described above.  The Merckel complaint alleges, among other things, that between May 2007 and the present, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts causes of action for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duty, violations of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit. The Company intends to vigorously defend against these lawsuits.

ITEM 1A.       RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We have updated our risk factors as stated below to address the effect of the current credit crisis on our business.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. In addition, recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on business loans. A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and/or levels of business activity and/or purchasing habits of our customers and/or consumers. This may in turn have a corresponding negative impact on our sales and revenues, and therefore harm our business and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*#	Monster Energy Distribution Coordination Agreement, dated October 3, 2008, between Hansen Beverage Company and The Coca Cola Company

10.2*#	Monster Energy International Distribution Coordination Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc.

10.3*#	Monster Energy Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Enterprises, Inc.

10.4*#	Monster Energy Canadian Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Bottling Company.

10.5*#	Monster Energy International Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc.

10.6*#	Monster Energy Belgium Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#   Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: November 10, 2008	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer