Form 10-K
period 2008-12-31
HANSEN NATURAL CORP
filed 2009-03-02
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes[  ]  No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[   ]  No[X]

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes [   ]  No [X]

The aggregate market value of the common equity held by nonaffiliates of the registrant was $2,180,565,237 computed by reference to the closing sale price for such stock on the NASDAQ Capital Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 6, 2009 was 90,401,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

HANSEN NATURAL CORPORATION

FORM 10-K

PART I

ITEM 1.         BUSINESS

Overview

Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200.  When this report uses the words “Hansen”, “HBC”, “the Company”, “we”, “us”, and “our”, these words refer to Hansen Natural Corporation and our subsidiaries other than Monster LDA Company (“MLDA”), unless the context otherwise requires.

We are a holding company and carry no operating business except through our wholly owned subsidiaries: Hansen Beverage Company (“HBC”) which was incorporated in Delaware on June 8, 1992; MLDA, formerly known as Hard e Beverage Company, and previously known as Hard Energy Company and as CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990; Monster Energy UK Limited (“Monster UK”), a direct wholly owned subsidiary of HBC, which was incorporated in the United Kingdom on October 9, 2007; Monster Energy AU Pty, Ltd. (“MEAU”), a direct wholly owned subsidiary of HBC, which was incorporated in Australia on August 5, 2008; and Monster Energy Limited (“MEL”), a direct wholly owned subsidiary of HBC, which was incorporated in Ireland on September 24, 2008.  In 2008, HBC and Monster UK generated all of our operating revenues.

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®; Monster Hitman Energy Shooter™; Lost® Energy™; and Joker Mad Energy™ names as well as Rumba®, Samba and Tango brand energy juices.  We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks. Additionally, we market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name.  In July 2008 we began to market, sell and distribute enhanced water beverages under the Vidration™ brand name.

Our Monster Energy® brand energy drinks include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® Assault® energy drinks (introduced in September 2004), Monster Energy® KhaosTM energy drinks (introduced in August 2005), Monster Energy® M-80TM energy drinks (introduced in March 2007, and named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks (introduced in November 2007) and Monster Energy® MIXXD™ (introduced in December 2007).

Corporate History

In the 1930s, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California.  This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark.  In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for pasteurized natural juices and juice blends that are shelf stable and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Sodas®.  The California Co-Packers Corporation (d/b/a/ Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name, in January 1990.  On July 27, 1992, HBC acquired the Hansen’s® brand natural soda and apple juice business from CCC.  Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing “alternative” beverage category, including in particular, energy drinks.  In September 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights.  In 2000, HBC, through its wholly-owned subsidiary, Blue Sky Natural Beverage Co. (“Blue Sky”), which was incorporated in Delaware on September 8, 2000, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation (“BSNBC”), under the Blue Sky® trademark.  In 2001, HBC, through its wholly-owned subsidiary Hansen Junior Juice Company, (“Junior Juice”), which was incorporated in Delaware on May 7, 2001, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. (“Pasco”) under the Junior Juice® trademark.

Industry Overview

The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages.  The “alternative” beverage category is the fastest growing segment of the beverage marketplace according to Beverage Marketing Corporation. According to Beverage Marketing Corporation, wholesale sales in 2008 for the “alternative” beverage category of the market are estimated at $26.0 billion representing a growth rate of approximately 2.8% over the estimated wholesale sales in 2007 of approximately $25.3 billion (revised from previously reported estimate of $25.5 billion).

Reportable Segments

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise primarily energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily directly to retailers.  Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.”  Net sales of our DSD segment represented 90.7%, 89.5% and 84.9% of our consolidated net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

For financial information about our reporting segments and geographic areas, refer to Note 16 of Notes to the Consolidated Financial Statements set forth in Part II, Item 8 – “Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

Products – DSD Segment

Monster Energy® Drinks - In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name in 16-ounce cans, which was almost double the size of our Hansen’s branded energy drinks (in 8.3-ounce cans) and the vast majority of competitive energy drinks on the market at that time.  Our Monster Energy® drinks contain different types and levels of supplements than our Hansen’s® energy drinks and are marketed through our full service distributor network. We offer the following products under the Monster Energy® brand energy drink product line: Monster Energy®, lo-carb Monster Energy®, Monster Energy® Assault®, Monster Energy® Khaos™, Monster Energy® M-80™ (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ and Monster Energy® MIXXD™.  We package our Monster Energy® drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce and/or 500ml aluminum cans and/or 500ml glass bottles.

Lost® Energy™ Drinks - In 2004, we launched a new carbonated energy drink under the Lost® brand name. The Lost® brand name is owned by Lost International, LLC and the drinks are produced, sold and distributed by us under an exclusive license from Lost International, LLC. We offer the following products under the Lost® Energy™ brand energy drink product line: Lost®, Lost® Perfect 10™, Lost® Five-O™ and Lost® Cadillac™.  We package our Lost® Energy™ drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce aluminum cans.

Energy Juice - In 2004, we launched a new non-carbonated energy juice under the Rumba® brand name.  Our energy juice is a 100% juice product that targets male and female morning beverage consumers and is positioned as a substitute for coffee, caffeinated sodas and 100% orange or other juices. We offer the following products under the energy juice product line: Rumba®, Samba and Tango.  We package our energy juices in 15.5-ounce aluminum cans.

Joker Mad Energy™ Drinks - In 2005, we introduced Joker Mad Energy™ energy drinks. We offer the following products under the Joker Mad Energy™ product line: Joker Mad Energy™, Joker Mad Energy™ Lo-Carb and Joker Mad Energy™ with Juice. We package our Joker Mad Energy™ drinks in 16-ounce aluminum cans.

Java Monster™ Coffee Drinks - In 2007, we launched a new line of non-carbonated dairy based coffee drinks under the Java Monster™ brand name.  We offer the following products under the Java Monster™ product line: Java Monster™ Originale™, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, Java Monster™ Russian, Java Monster™ Irish Blend™, Java Monster™ Chai Hai™, Java Monster™ Nut Up™ and Java Monster™ Lo-Ball™.  We package our Java Monster™ coffee drinks in 15-ounce aluminum cans.

Monster Hitman Energy Shooter™ - In 2008, we introduced a new line of energy shooters in 3-ounce polyethylene terephthalate (“PET”) plastic bottles.  We offer the following products under the Monster Hitman Energy Shooter™ product line: Monster Hitman Energy Shooter™, Monster LOBO Energy Shooter™ and Monster Sniper Energy Shooter™.

Vidration® - In July 2008, we introduced our zero calorie, vitamin enhanced, water line under the Vidration® brand name in 20-ounce PET bottles.

Products - Warehouse Segment

Hansen’s Natural Sodas® - Hansen’s Natural Sodas® have been a leading natural soda brand in Southern California for the past 30 years.  According to Information Resources, Inc.’s Analyzer Reports for California, in 2008 our natural sodas recorded the highest sales among comparable carbonated new age category beverages measured by unit volume in the California market. Hansen’s Natural Sodas®, with cane sugar and Hansen’s® Calorie Free Sodas contain no preservatives, no sodium and no caffeine. We offer the following sodas under the Hansen’s® brand name: Hansen’s Natural Sodas®, Hansen’s® Calorie Free Sodas, Hansen’s® Natural Soda Mixers, Hansen’s® Natural Green Tea Sodas, Hansen’s® Diet Green Tea Sodas, Hansen’s® Natural Sparkling Sleek Beverages, Hansen’s® Natural Sparkling Sleek Sugar Free Beverages, Hansen’s® Natural Sparkling Sleek Green Tea Beverages and Hansen’s® Natural Sparkling Sleek Sugar Free Green Tea Beverages. We package our natural sodas in 12-ounce, and recently in 16-ounce, aluminum cans and our sleek beverages in contemporary 10.5-ounce aluminum cans.

Blue Sky® Products - In September 2000, we acquired the Blue Sky® natural soda business from BSNBC.  The Blue Sky® products contain no preservatives, sodium or caffeine (other than the energy drinks) or artificial coloring and are made with sugar and high quality natural flavors. We offer the following under the Blue Sky® product line: Blue Sky® Natural Sodas, Blue Sky® Lite Natural Sodas, Blue Sky® Premium Sodas, Blue Sky® Organic Natural Sodas, Blue Sky® Seltzer Water, Blue Sky®

Blue Energy® drink, Blue Sky® Café Energy, Blue Sky® Tea Sodas and Blue Sky® Blue Sport Isotonic Sports Drinks.  We package our Blue Sky® Natural Sodas, seltzer waters and tea sodas in 12-ounce aluminum cans. We package our Blue Sky® Café energy drinks in 15-ounce aluminum cans. We package our Blue Sky® Blue Sport Isotonic Sports Drinks in 16-ounce PET plastic bottles.  We package our Blue Sky® energy drinks in 8.3-ounce and/or 16-ounce aluminum cans.

Hansen’s® Energy Drinks - Our Hansen’s® energy drinks compete in the “functional” beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment.   Our Hansen’s® energy drinks contain vitamins, minerals, nutrients, herbs and supplements (collectively “supplements”). Since 2006, we have marketed our Hansen’s® brand energy drinks through the Warehouse segment. We offer the following under the Hansen’s® energy drink product line: Hansen’s® Energy Pro and Hansen’s Diet Red Energy®.   We package our Hansen’s® energy drinks in 8.3-ounce aluminum cans.

Juice Products and Smoothies - Our fruit juice product line includes Hansen’s® Natural Apple Juice, which is packaged in 64-ounce PET plastic bottles and 128-ounce High Density Polyethylene bottles and Hansen’s® Natural Grape Juice, White Grape Juice, Pineapple Juice, Apple Grape Juice and Apple Strawberry Juice in 64-ounce PET plastic bottles.  These Hansen’s® juice products contain 100% juice as well as 120% of the United States Recommended Daily Allowances (the “USRDA”) for Vitamin C (except Pomegranate which contains 27% juice and 100% of the USRDA for Vitamin C).  Hansen’s® juice products compete in the shelf-stable juice category.

Hansen’s® fruit juice smoothies contain approximately 25% juice and provide 100% of the recommended daily intake for adults of Vitamins A, C & E and represented Hansen’s entry into what is commonly referred to as the “functional” beverage category. Hansen’s® fruit juice smoothies are packaged in 11.5-ounce aluminum cans.

We market the above-mentioned juice and smoothie products to our direct retail customers.

Hansen’s® Iced Teas - In 2006, we introduced a new line of iced teas in sleek 16-ounce wide mouth PET plastic bottles.  We offer varieties sweetened with cane sugar as well as sugar free and unsweetened varieties.  Each bottle of tea contains 75 mg of Epigallocatechin Gallate (EGCG), a natural and powerful antioxidant.

Hansen’s® Primal Energy Tea - In 2008, we introduced a new line of energy green teas in 16-ounce aluminum cans.  Each can of tea contains 100 mg of EGCG.

Juices for Children - Our Juice Blast® line of children’s multi-vitamin juice drinks is a dual-branded 100% juice line which was launched in conjunction with Costco Wholesale Corporation (“Costco”) and is sold through Costco stores.  Our Juice Slam™ line of children’s multi-vitamin juice drinks is a 100% juice line which we market to grocery store chain customers, the health food trade, and other customers. Both Juice Blast® and Juice Slam™ lines of children’s multi-vitamin juice drinks contain eleven essential vitamins and six essential minerals. Both the Juice Blast® and Juice Slam™ lines are marketed in 6.75-ounce aseptic boxes.  In addition, we also offer an organic Juice Slam™ in 6.75-ounce organic pouches.

In May 2001, we acquired the Junior Juice® beverage business.  The Junior Juice® product line is a 100% juice line offered in 4.23-ounce aseptic packages and is targeted at toddlers and preschoolers.  Certain flavors of the Junior Juice® line have calcium added and all flavors contain 100% of the daily recommended allowance of Vitamin C. In 2006, we extended the Junior Juice® line by adding organic juice products in 4.23-ounce aseptic boxes. Each of our organic Junior Juice® products have 100% juice and contain 100% of the daily recommended allowance of Vitamin C.

Hansen’s® Organic Junior Water™ - In July 2008, we introduced our Hansen’s® Organic Junior Water™ line in 4.23-ounce aseptic packages created specially for children ages two to six years old.  Our Hansen’s® Organic Junior Water™ line of flavored water contains 100% of the daily recommended allowance of Vitamin C per serving, contains no preservatives, no artificial colors, no artificial flavors, no artificial sweeteners, no high fructose corn syrup and contains only thirty calories per serving.

Bottled Water - Our still water product was introduced in 1993 and is now sold in 0.5-liter plastic bottles, primarily to the food service trade. Sales of this product line are very limited.

During 2008, we continued to expand our existing product lines and further develop our markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

Other Products

We continue to evaluate and, where considered appropriate, introduce additional flavors and types of beverages to complement our existing product lines.  We will also evaluate, and may, where considered appropriate, introduce “functional” foods/snack foods that utilize similar channels of distribution and/or are complementary to our existing products and/or to which our brand names are able to add value.

We also develop and supply, on a limited basis, selected beverages in different formats to a limited number of customers with the objective of solidifying our relationship with those customers.

Manufacture and Distribution

We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

We purchase concentrates, juices, flavors, supplements, cans, bottles, aseptic boxes, aseptic pouches, caps, labels, trays, boxes and other ingredients for our beverage products which are delivered to our various third party bottlers and co-packers.  Depending on the product, the third party bottlers or packers add filtered water and/or other ingredients and supplements for the manufacture and packaging of the finished products into Company-approved containers in accordance with our formulas.  In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

We are generally responsible for arranging for the purchase of and delivery to our third party bottlers and co-packers of the containers in which our beverage products are packaged.

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and in Europe, under separate arrangements with each party.  The majority of our co-packaging arrangements are on a month-to-month basis.  However, certain of our co-packing arrangements are described below:

(a)        Our agreement with Gluek Brewing Company (“Gluek”) pursuant to which Gluek packages certain of our energy drinks. This contract continues until May 2009 and is automatically extended for additional terms of one (1) year each, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(b)       Our agreement with Carolina Beer & Beverage (“Carolina”) pursuant to which Carolina packages certain of our energy drinks. This contract continues until April 11, 2009 and is automatically extended  for additional periods of one (1) year each, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(c)        Our agreement with Lucerne Foods, Inc. (“Safeway Norwalk”) pursuant to which Safeway-Norwalk packages certain of our energy drinks and Hansen’s Natural Sodas®. This contract continues until March 31, 2009 and is automatically renewed annually thereafter, unless terminated by either party upon six (6) months written notice.

(d)       Our agreement with Seven-Up/RC Bottling Company of Southern California, Inc. (“Seven-Up”) pursuant to which Seven-Up packages certain of our energy drinks. This contract continues until March 31, 2009.

(e)        Our agreement with Nor-Cal Beverage Co. Inc. (“Nor-Cal”) pursuant to which Nor-Cal packages certain of our Hansen’s juices in PET plastic bottles. This contract continues until August 2009 and is automatically renewed for one (1) year terms thereafter unless terminated by either party not less than ninety (90) days before the end of the initial term or any renewal period.

(f)          Our agreement with Dairy Farmers of America, Inc. (“DFA”) pursuant to which DFA packages certain of our energy drinks. This contract continues until March 2010 and is automatically renewed for consecutive one (1) year periods, subject to mutually agreeable pricing, unless either party provides notice of cancellation at least ninety (90) days prior to the end of the initial term or subsequent extension period. Further, either party may terminate this agreement at its sole discretion at any time by providing the other party with one hundred eighty (180) days prior written notification specifying the date of termination.

(g)       Our agreement with Dr. Pepper Bottling Co. (“Dr. Pepper”) pursuant to which Dr. Pepper packages certain of our energy drinks. This contract continues until December 31, 2009 and is automatically renewed for additional terms of one (1) year at a time, unless terminated by either party  at least ninety (90) days prior to the last day of the then current term.

(h)       Our agreement with Giumarra & Associates Beverage Company (“Giumarra”) pursuant to which Giumarra packages certain of our energy drinks and juices.  This contract continues until June 28, 2009 and is automatically extended for additional periods of one (1) year, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(i)           Our agreement with Pri-Pak, Inc. (“Pri-Pak”) pursuant to which Pri-Pak packages certain of our energy drinks. This contract continues indefinitely but may be terminated at any time by either party by giving ninety (90) days prior written notice.

(j)           Our agreement with O-AT-KA Milk Products Cooperative (“O-AT-KA”) pursuant to which O-AT-KA packages certain of our energy drinks. This contract continues until December 2010 and is automatically renewable for consecutive one (1) year periods, subject to mutually agreeable pricing, unless either party provides notice of cancellation at least ninety (90) days prior to the end of the initial term or subsequent extension period.

(k)        Our agreement with Olympic Food, Inc. (“OFI”) pursuant to which OFI packages certain of our energy drinks.  This contract continues until June 1, 2009 and shall automatically renew for successive one (1) year periods, unless one party gives the other written notice of its intention not to renew, at least one hundred twenty (120) days prior to the expiration of the initial term.

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

We pack certain products outside of the West Coast region to enable us to produce products closer to the markets where they are sold and thereby reduce freight costs.  As distribution volumes in markets outside of California grow, we continue to secure additional packing arrangements closer to such markets to further reduce freight costs.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to PET/plastic bottles, aseptic boxes, cans, glass, labels, flavors, juice concentrates, or supplement ingredients or certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A — Risk Factors”).

Although our production arrangements are generally of short duration or are terminable upon our request, we believe a short disruption or delay would not significantly affect our revenues because alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or within a reasonably short time period.  However, there are limited packing facilities in the United States, Canada, the United Kingdom and Europe with adequate capacity and/or suitable equipment for certain of our products, including Monster Energy® and Lost® Energy™ energy drinks, and Rumba®,  Samba and Tango energy juice in 8.3-ounce and/or 16-ounce and/or 24-ounce and/or 24-ounce cap-can and/or 32-ounce and/or 500ml aluminum cans and/or 500ml glass bottles, the Java Monster™ line of non-carbonated dairy based coffee drinks in 15-ounce cans and our aseptic juice products. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States, Canada, the United Kingdom or Europe, as the case may be, with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all.  Consequently, a disruption in production of such products could affect our revenues.  We continue to seek alternative and/or additional co-packing facilities in the United States, Canada, the United Kingdom and Europe with adequate capacity for the production of our various products to minimize the risk of a disruption in production.

During the first quarter of 2009, we ascertained that it was likely that our west coast copacker of our aseptic juice products would cease to produce such products in the near future.  We are endeavoring to secure alternative copacking facilities to replace that portion of our volume of such products. However, available copacking capacity for that portion of our volume of such products is limited and we may not be able to secure sufficient production timely or at all, which would cause a disruption in our ability to continue to supply that portion of our volume of such products to customers, either partially or at all.

During the second quarter of 2006, we entered into a distribution agreement with Cadbury Bebidas, S.A. de C.V. (“Cadbury Bebidas”), for exclusive distribution by Cadbury Bebidas throughout Mexico, excluding Baja California, of our Monster Energy® and Lost® EnergyTM energy products.  In December 2008, this distributor was notified of the termination of its distribution agreement on January 25, 2009.  This agreement was terminated on January 25, 2009.

During the second quarter of 2006, we entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, in markets designated by us, our Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks and Rumba®, Samba and Tango brand energy juice, as well as additional products that may be agreed between the parties.

During the first quarter of 2007, we entered into the On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB manages and coordinates the sale, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by us.

During the first quarter of 2007, we entered into a distribution agreement with Pepsi-QTG Canada, a division of PepsiCo Canada, ULC (“Pepsi Canada”), for the exclusive distribution by Pepsi Canada throughout Canada of our Monster Energy®, Lost® EnergyTM and Hansen’s® energy products.  This agreement was terminated by us effective December 31, 2008.

During the fourth quarter of 2008, we entered into the Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”).  Pursuant to the TCCC North American Coordination Agreement, we have designated, and in the future may designate, territories in which bottlers from TCCC’s network of partially owned and independent bottlers, including Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other TCCC independent bottlers (collectively, the “TCCC North American Bottlers”) will distribute and sell primarily our Monster Energy® beverages (the “Products”) in the United States and Canada.

During the fourth quarter of 2008, we entered into the Monster Energy Distribution Agreement with CCE pursuant to which CCE was appointed to distribute, directly and through certain sub-distributors, the Products in portions of twenty-four U.S. states (the “U.S. Territories”). We may designate additional territories within reasonable proximity to the U.S. Territories and CCE will use reasonable good faith efforts to add the additional territories.  During the fourth quarter of 2008, we entered into the Monster Energy Canadian Distribution Agreement with CCBC, pursuant to which CCBC has been appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance commencing on January 1, 2009.  In addition, during the fourth quarter of 2008, we entered into distribution agreements with Consolidated, United and other TCCC North American Bottlers for the distribution of the Products in various territories within the United States.

During the fourth quarter of 2008, we entered into the Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC.  Pursuant to the TCCC International Coordination Agreement, we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell the Products.

During the fourth quarter of 2008, we entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE pursuant to which CCE has been appointed to distribute directly, and through certain sub-distributors, the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco.

During the fourth quarter of 2008, we entered into a distribution agreement with Comercializadora Eloro, S.A., a subsidiary of Grupo Jumex, for exclusive distribution throughout Mexico, excluding the Baja and Sonora regions, of our Monster Energy® and Monster Energy® KhaosTM energy drinks as well as select Java MonsterTM non-carbonated dairy based coffee drinks.  Distribution under this agreement commenced January 26, 2009.

Distribution levels vary from state to state and from product to product.  Certain of our products are sold in Canada and Mexico.  We also sell a limited range of our products to distributors outside of the United States, including in the Caribbean, Central and South America, Japan, Korea, Saudi Arabia, Hong Kong, South Africa, the United Kingdom, Ireland, France, the Netherlands, Spain, Belgium, Luxembourg, Monaco and Sweden.  Gross sales outside the United States accounted for $96.3 million, $55.7 million and $24.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The reclassification of certain military customers from gross sales to customers within the United States to gross sales to customers outside the United States, resulted in an increase in gross sales outside the United States of $14.8 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively, over amounts previously reported.

We continually seek to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors with established sales, marketing and distribution organizations.  Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other soda and non-carbonated brands and other beverage products.  In many cases, such products compete directly with our products.

During 2008, we continued to expand distribution of our products both outside of California and outside of the United States.  We expanded our sales force to support and grow sales, primarily of Monster Energy® drinks, Java MonsterTM line of non-carbonated dairy based coffee drinks and Monster Hitman Energy ShooterTM’s.

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

We have sublet a small portion of our previous office, warehouse and distribution space on a month to month basis.  In addition, we continue to utilize the remaining portion of this space as overflow warehousing for our main warehouse.  This lease expires in October 2010. (See “Part I, Item 2 – Properties”).

We also rent additional warehouse space on a short-term basis from time to time in public warehouses situated throughout the United States and Canada.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, glass bottles and PET plastic bottles as well as juice concentrates, sugar, sucralose, milk and cream, the costs of which are subject to fluctuations. Overall, the prices of aluminum cans, PET plastic bottles, certain juice concentrates and sugar increased in 2008 as compared to 2007. In particular, prices of apple concentrate increased materially; although, such pricing did retreat towards the end of 2008. Furthermore, we have secured a major part of our 2009 supply of apple concentrate at prices below the overall prices incurred in 2008. The dairy components in our Java MonsterTM line of non-carbonated dairy based coffee drinks saw a reduction in 2008 as compared to 2007.  Sucralose prices stayed constant in 2008.

We purchase beverage flavors, concentrates, juices, supplements, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

Generally, raw materials utilized by us in our business are readily available from numerous sources.  However, certain raw materials are manufactured by only one company.  We purchase sucralose, which is used alone or in combination with Acesulfame-K in our low-calorie products, flavors, vitamin blends and herbs from single manufacturers.  Additionally, certain of our cans are only manufactured by single companies in the United States.

With regard to our Java MonsterTM line of non-carbonated dairy based coffee drinks, the dairy industry is subject to shortages and higher demand from time to time which may result in higher prices.

With regard to our fruit juice and juice-drink products, the industry is subject to variability of weather conditions, which may result in higher prices and/or lower consumer demand for juices.

Generally, flavor suppliers hold the proprietary rights to their flavors.  Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice.  We have identified alternative suppliers of many of the supplements contained in many of our beverages.  However, industry-wide shortages of certain fruits and fruit juices, and supplements and sweeteners have been, and could from time to time in the future be, experienced, which could interfere with and/or delay production of certain of our products.

We continually endeavor to develop back-up sources of supply for certain of our flavors and concentrates as well as to negotiate arrangements with suppliers which would enable us to obtain access to certain concentrates or flavor formulas in certain circumstances.  We have been partially successful in these endeavors.  Additionally, in a limited number of cases, contractual restrictions and/or the necessity to obtain regulatory approvals and licenses may limit our ability to enter into agreements with alternative suppliers and manufacturers and/or distributors.

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

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing.  We also compete for distributors who will focus on the sale of our products ahead of those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets.  Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse affect on our business and results.

We have experienced substantial competition from new entrants in the energy drink and energy shot categories.  A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple Elements, Arizona and Fuse, have added supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits.  We believe that many of those products contain lower levels of supplements and principally deliver refreshment.  In addition, many competitive products are positioned differently from our energy or “functional” drinks.  Our smoothies and tea lines are positioned more closely against those products.

We compete not only for consumer preference, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands.  Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation.  Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Our natural sodas compete directly with traditional soda products including those marketed by TCCC, PepsiCo, Inc. and Cadbury Schweppes plc, as well as with carbonated beverages marketed by smaller or primarily local companies such as Jones Soda Co., Clearly Canadian Beverage Company, Crystal Geyser, J.M. Smucker Company and with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Our fruit juice smoothies compete directly with Kern’s, Jumex, Jugos del Valle and Libby’s Nectars, and V8 Smoothies, as well as with single serve juice products produced by many competitors.  Such competitive products are packaged in glass and PET bottles ranging from 8- to 48-ounces in size and in 11.5-ounce aluminum cans.  The juice content of such competitive products ranges from 1% to 100%.

Our apple and other juice products compete directly with Tree Top, Mott’s, Martinelli’s, Welch’s, Ocean Spray, Tropicana, Minute Maid, Langers, Apple and Eve, Seneca, Northland, Juicy Juice and also with other brands of apple juice and juice blends, especially store brands.

Our energy drinks, including Hansen’s® energy, Diet Red Energy®, Monster Energy®, Lost® Energy™, Joker Mad Energy™ and Rumba®, Samba and Tango energy juice in 8.3-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce and/or 500ml aluminum cans and/or 500ml glass bottles, and our Monster Hitman Energy Shooter™’s compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Redline, 180, Red Devil, Rip It, Vitaminenergy, 5-Hour Energy Shot, Redline Energy Shot, NOS Energy Shot, Rockstar Energy Shot, Full Throttle Quick Shot, Amp Energy Shot and many other brands.  TCCC and PepsiCo Inc. also market and/or distribute additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault.

Our Java Monster™ line of non-carbonated dairy based coffee drinks competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Caribou Coffee, Cinnabon coffee drinks, Godiva dairy based drinks and Full Throttle Coffee.

Sales and Marketing

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull”

methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research.  Our extreme sports team endorsements include teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Ken Block Rally Racing Team and the Tech 3 Moto GP Team (new for 2009).  Our individual athlete and/or personality endorsements include extreme sports figures and athletes such as NASCAR Camping World Truck Series racer Ricky Carmichael, Moto GP motorcycle racer Valentino Rossi (new for 2009), television personalities such as Rob Dyrdek as well as many athletes that compete in other sports related activities, particularly, the Winter and Summer X-Games, supercross, motocross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain bike downhill racing, snowmobile freestyle, snowmobile racing, etc.  Our event endorsements include a wide range of events such as the Monster Energy® Supercross Series, the AMA Pro Motocross Championship Series and the Vans Warped Tour. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

We believe that one of the keys to success in the beverage industry is differentiation, which entails making our products visually distinctive from other beverages on the shelves of retailers.  We review our products and packaging on an ongoing basis and, where practical, endeavor to make them better and unique.  The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores and we will continue to reevaluate the same from time to time.

Where appropriate we partner with retailers to assist our marketing efforts.  For example, while we retain responsibility for the marketing of the Juice Slam® line of children’s multi-vitamin juice drinks, Costco has undertaken partial responsibility for the marketing of the Juice Blast® line.

We increased expenditures for our sales and marketing programs by approximately 24.1% in 2008 compared to 2007.  As of December 31, 2008, we employed 1,020 employees in sales and marketing activities, of which 331 were employed on a full-time basis.

Customers

Our customers are typically retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers.  Gross sales to our various customer types for the years ended December 2008, 2007 and 2006 are reflected below.  The allocations below reflect changes made by us to the categories historically reported.

	2008	2007	2006
Retail grocery, specialty chains and wholesalers	8%	8%	12%
Club stores, drug chains & mass merchandisers	14%	14%	14%
Full service distributors	74%	73%	69%
Health food distributors	1%	2%	2%
Other	3%	3%	3%

Our customers include CCE, CCBC, Consolidated, United and other TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and Albertsons.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  The Dr. Pepper Snapple Group,

Inc., a former customer of the DSD division, accounted for approximately 13%, 16% and 19% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.  Our distribution agreement with the Dr. Pepper Snapple Group, Inc. was terminated by us effective November 9, 2008.  The related terminated distributor territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors.  Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11%, 12% and 12% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We own the Hansen’s®, Monster Energy®, M (stylized)® and the M Monster Energy® trademarks.  These trademarks are crucial to our business and are registered in the U.S. Patent and Trademark Office and in various countries throughout the world. We own a number of other trademark registrations in a number of countries around the world including, but not limited to:  Vidration®, A New Kind a Buzz®, Unleash the Beast!®, Assault®, Mean Bean®, Loca Moca®, Hansen’s Energy®, Blue Energy®, Energade®, Rumba®, Fizzit®, Hansen’s E2O Energy Water®, Hansen’s Slim Down®, Power Formula®, The Real Deal®, Liquidfruit®, California’s Natural Choice®, Medicine Man®, Hansen’s Power®, B·Well®, Anti-ox®, D-stress®, Stamina®, Immunejuice®, Hansen’s Natural Multi-Vitamin Juice Slam®, Juice Blast®, Red Rocker®, and Hansen’s Natural Soda® in the United States and, the Monster®, Monster Energy®, M(stylized)®, Hansen’s® and Smoothie® trademarks.

We have applied to register a number of trademarks in the United States and elsewhere including, but not limited to:  Monster™, Monster Energy™, M(stylized)™, Khaos™, Monster M-80™, BFC™, Predator™, Mutant™, Ace™,  Junior Water™,  Fizz Bomb™, Java Monster™, Java Monster Big Black™, Monster Originale™, Chai Hai™, Irish Blend™, Java Monster Russian™, Nut-Up™, Lo-Ball™, The Juice is Loose™, Monster MIXXD™, Heavy Metal™, Monster Black Ice™, Monster Hitman™, Monster Hitman Energy Shooter™ and Energy Pro™.

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

In October 2006, we acquired the Unbound Energy® trademark which is registered in the United States. On February 18, 2009, we assigned all of our right, title and interest in and to the Unbound Energy® trademark to BP Products North America, Inc.

Government Regulation

The production, distribution and sale in the United States of many of our products is subject to various federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.  Outside the United States, the production, distribution and sale of many of our products is also subject to numerous similar and other statutes and regulations.

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

Compliance with Environmental Laws

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

Employees

As of December 31, 2008, we employed a total of 1,270 employees of which 564 were employed on a full-time basis.  Of our 1,270 employees, we employ 250 in administrative and operational capacities and 1,020 persons in sales and marketing capacities.

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

Current global economic conditions may adversely affect our industry, business and results of operations.

The global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing.  Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, PepsiCo Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods Inc., Nestle Beverage Company, Tree Top and Ocean Spray.  We also compete with companies that are smaller or primarily local in operation.  Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.  Our Java Monster™ line of non-carbonated dairy based coffee drinks competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Caribou Coffee, Cinnabon coffee drinks, Godiva dairy based drinks and Full Throttle Coffee.

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

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment which comprises primarily energy drinks, represented 90.7% of net sales for the year ended December 31, 2008.  Any decrease in the sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category.  Our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Redline, 180, Red Devil, Rip It, Vitaminenergy, 5-Hour Energy Shot, Redline Energy Shot, NOS Energy Shot, Rockstar Energy Shot, Full Throttle Quick Shot, Amp Energy Shot and many other brands.  A number of companies who market and distribute iced teas and juice cocktails in different packages, such as 16- and 20-ounce glass bottles, including Sobe, Snapple, Arizona, Fuse, and Vitamin Water, have added supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits.  In addition, certain large companies such as TCCC and PepsiCo Inc., market and/or distribute products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault.  Competitive pressures in the energy drink category could impact our revenues or we could experience price erosion or lower market share, any of which could have a material adverse affect on our business and results.

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

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers.  In the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period.  In addition, there are limited alternative packing facilities in the United States with adequate capacity and/or suitable equipment for many of our products, including Hansen’s® brand energy drinks in 8.3-ounce cans, our PET tea line, Hansen’s® Sparkling beverages in 10.5-ounce sleek cans, aseptic juice products, juices in 64-ounce PET plastic bottles,  Monster Energy®, Lost® Energy™, Rumba®, Samba, Tango and Joker Mad EnergyTM energy drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce and/or 500ml aluminum cans and/or 500ml glass bottles, our Java MonsterTM line of non-carbonated dairy based coffee drinks in 15-ounce cans, Monster Hitman Energy ShooterTM’s and other products.   A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.  Consequently, a disruption in production of such products could adversely affect our revenues.

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

The marketing efforts of our distributors are important for our success.  If our DSD brands prove to be less attractive to our existing bottlers and distributors and/or if we fail to attract additional bottlers and distributors, and/or our bottlers and/or distributors do not market and promote our products with greater focus in preference to the products of our competitors, our business, financial condition and results of operations could be adversely affected.

The TCCC North American Bottlers and AB Distributors are our primary domestic and international distributors of our Monster Energy® beverages.  If we are unable to maintain good relationships with the TCCC North American Bottlers and AB Distributors, or if the TCCC North American Bottlers and/or AB Distributors do not market and promote our products above the products of our competitors, sales of our Monster Energy® beverages could be adversely affected.

Our customers are material to our success.  If we are unable to maintain good relationships with our existing customers, our business could suffer.

Unilateral decisions could be taken by our distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, which could cause our business to suffer.

The Dr. Pepper Snapple Group, Inc., a former customer of the DSD division, accounted for approximately 13%, 16% and 19% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.  Our distribution agreement with the Dr. Pepper Snapple Group, Inc. was terminated by us effective November 9, 2008.  The related terminated distributor territories are now serviced by a combination of the TCCC North American Bottlers and AB Distributors.  If the TCCC North American Bottlers and/or AB Distributors are generally not as successful in selling our products as the Dr. Pepper Snapple Group, Inc. was, this could have a material adverse effect on our financial condition and consolidated results of operations.

Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11%, 12% and 12% of our net sales for each of the years ended December 31, 2008, 2007 and 2006, respectively.  A decision by Wal-Mart, Inc. (including Sam’s Club), or any other large customer, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, glass bottles and PET plastic bottles as well as juice concentrates, sugar, sucralose, milk and cream, the costs of which are subject to fluctuations. Overall, the prices of aluminum cans, PET plastic bottles, certain juice concentrates and sugar increased in 2008 as compared to 2007.  In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases.  We are uncertain whether the prices of any of the above or any other raw materials or ingredients will rise in the future and whether we will be able to pass any of such increases on to our customers.  We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.

In addition, some of these raw materials, such as sucralose and certain sizes of cans, are available from a limited number of suppliers.  Sucralose, which is used in many of our products including our low-calorie products, is purchased by us from a single manufacturer. While we believe that our 2009 sucralose volume allocation will be sufficient to meet the demand for our products that contain sucralose, we may need to reformulate certain of those products that contain sucralose with alternative sweetener systems to avoid an interruption in supply of those products, should the need arise.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, PET plastic bottles, cans, glass, labels, sucralose, flavors, supplements, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis.  Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced.  Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.  We generally do not use hedging agreements or alternative instruments to manage this risk.

The costs of packaging supplies are subject to price increases from time to time and we may be unable to pass all or some of such increased costs on to our customers.

Many of our packaging supplies contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as resin for PET bottles, aluminum for cans, pulp for cartons and/or trays.  These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier.  In some cases, we fix the prices of certain packaging supplies for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk.  If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

We rely upon our ongoing relationships with our key flavor suppliers.  If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Generally, flavor suppliers hold the proprietary rights to their flavors.  Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. Industry-wide shortages of certain juice concentrates, supplements and sweeteners have been, and could, from time to time in the future, be experienced.  Such shortages could interfere with and/or delay production of certain of our products.  If we have to replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers which could have a material adverse effect on our results of operations.

Our intellectual property rights are critical to our success, the loss of such rights could materially adversely affect our business.

We own numerous trademarks that are very important to our business.  We also own the copyright in and to a portion of the content on the packaging of our products.  We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement.  Product packages, mechanical designs and artwork are important to our success and we take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights as necessary.  However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights.  If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

Significant changes in government regulation may hinder sales.

The production, distribution and sale in the United States of many of our products is subject to various federal and state regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. New statutes and regulations may also be instituted in the future. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or packaging changed, thus adversely affecting our financial condition and operations. California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects.  While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future.  We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

If we are unable to maintain brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to maintain and build brand image for our existing products, new products and brand extensions. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preferences.  Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.  We may be required from time to time to recall products entirely or from specific co-packers, markets or batches.  Product recalls could adversely affect our profitability and our brand image.  We do not maintain recall insurance.

While we have to date not experienced any credible product liability litigation, there is no assurance that we will not experience such litigation in the future.  In the event we were to experience product liability claims or a product recall, our financial condition and business operations could be materially adversely effected.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

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

Our business is dependent, to a large extent, upon the services of our senior management.  We do not maintain key person life insurance for any members of our senior management.  The loss of services of either Mr. Sacks, Chairman and Chief Executive Officer, Mr. Schlosberg, President and Chief Financial Officer, or any other key members of our senior management could adversely affect our business until suitable replacements can be found.  There may be a limited number of personnel with the requisite skills to serve in these positions and we may be unable to locate or employ such qualified personnel on acceptable terms.

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

During the fiscal year ended December 31, 2008, our stock price high was $45.63 and stock price low was $20.52.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control.  Furthermore, as of February 6, 2009, Mr. Sacks and Mr. Schlosberg together may be deemed to control a maximum of 22.1% of our outstanding common stock.  Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control on matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2008, we had $256.8 million in cash and cash equivalents and $118.7 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Certain of our short-term investments and all of our long-term investments are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  At December 31, 2008, we held auction rate securities with a face value of $112.5 million.  Subsequent to December 31, 2008, we redeemed $8.1 million of auction rate securities at par, which are included in short-term investments in our consolidated financial statements.  During the year ended December 31, 2008, a large portion of the auctions for these auction rate securities failed. We determined that there was an impairment of our auction rate securities of $14.9 million, resulting in a fair value of $89.6 million, which is included in long-term investments in our consolidated financial statements.  We determined that of the $14.9 million impairment of our auction rate securities, $14.4 million was deemed temporary.  This amount has been recorded, net of a tax benefit of $5.7 million, as a component of accumulated other comprehensive loss for the year ended December 31, 2008. In addition, we determined that $0.5 million of the impairment was other-than-temporary and recorded a charge to interest and other income, net in our consolidated financial statements for the year ended December 31, 2008.  There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that is above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently, certain of these securities have been classified as long-term investments in our consolidated financial statements.  We anticipate that due to the higher interest rates now payable on certain of these securities and for other reasons, certain issuers are likely to take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the higher interest rates now payable on such securities.

If the issuers of these auction rate securities are unable to refinance their debts and call the notes or successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record additional impairment charges on these investments. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by us, we may be required to recognize additional impairments on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. (See “Part II, Item 7A — Qualitative And Quantitative Disclosures About Market Risks” and “Part II, Item 8, Note 3 — Investments” in our consolidated financial statements).

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in “Part II, Item 9A — Controls and Procedures.”  If we fail to do so, our business, results of operations, financial condition or the value of our stock could be materially harmed.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, fraud, unfair business practices and false advertising, breach of contract claims, securities actions and shareholder derivative actions.  Material legal proceedings are described more fully in “Part I, Item 3 — Legal Proceedings” and in Part II, Item 8, Note 11 to our consolidated financial statements contained in this Form 10-K.

Defending these proceedings will result in significant ongoing expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations.  Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial conditions, revenue and profitability, and could cause the market value of our common stock to decline.

Operations outside the United States expose us to uncertain conditions and other risks in international markets.

Our gross sales to customers outside of the United States were approximately 8.2% of consolidated gross sales for the year ended December 31, 2008 and our growth strategy includes expanding our international business. We face and will continue to face substantial risks associated with having foreign operations, including: economic or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and the imposition of tariffs or trade restrictions.  These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations.  Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.  We are also exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We have not used instruments to hedge certain foreign currency risks and are not protected against foreign currency fluctuations.  As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. During the fourth quarter of 2008, we resolved to commence the implementation of the SAP enterprise resource planning system to replace our legacy systems.  The implementation is scheduled to be completed in the first quarter of 2010. This implementation subjects us to take on inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of the internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to a new system.  The implementation of this system may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, which is currently in escrow.  In August 2008, we completed the purchase of an additional 1.09 acres of adjacent land for a purchase price of $1.4 million.  These properties are located adjacent to the newly leased warehouse and distribution space.  We are reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land to replace our existing office space.

We have sublet a small portion of our previous office, warehouse and distribution space on a month to month basis.  In addition, we continue to utilize the remaining portion of this space as overflow for our main warehouse.  This lease expires in October 2010.

We also rent additional warehouse space on a short-term basis from time to time in public warehouses situated throughout the United States and Canada.

ITEM 3.                  LEGAL PROCEEDINGS

In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name.  In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation.  National subsequently repudiated the settlement agreement and HBC responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement.  On August 14, 2007, the United States District Court entered an Order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction.  National appealed the District Court’s decision to the Ninth Circuit Court of Appeals, which heard oral arguments on December 11, 2008.  No decision has been issued on the appeal.

In August 2006, HBC filed a civil action in the Federal Court of Australia, Victoria District Registry, against Bickford’s Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC sought an injunction restraining Bickfords from selling or offering for sale or promoting in Australia any energy drink or beverage under the MONSTER ENERGY™ or MONSTER™ marks or any similar marks, and further sought damages and costs.  Bickfords cross-claimed seeking an order to restrain HBC from selling, offering for sale or promoting in Australia any drink product under the Monster Energy or Monster trademarks or any similar trademarks, and for costs.  In December 2008, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation.  Pursuant to the terms of the settlement agreement, Bickfords will cease all use of the Monster and Monster Energy marks in Australia (after depletion of its existing inventory) and will assign to HBC all trademark applications and registrations which consist of or include the MONSTER ENERGY™ and MONSTER™ marks it has lodged throughout the world, including those lodged in Australia, New Zealand, Singapore, Malaysia, Hong Kong and Indonesia.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court, of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, and the Court heard oral arguments on January 14, 2009.  No decision has been issued on the appeal.

In January 2007, the Company’s distributor for the Riverside County and San Bernardino County, California territories, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement upon thirty days prior written notice.  Gate City threatened to take “appropriate action” against the Company and third parties for what it contended was an improper termination of the distribution agreement.  The Company denied Gate City’s assertion regarding improper termination of the applicable distribution agreement.  On February 6, 2008, Gate City filed a demand for arbitration with the American Arbitration Association to be held in Orange County, California, claiming damages in an amount exceeding $5.0 million, plus attorneys’ fees and costs.  The Company disputes liability and is defending the claim. The arbitration hearing has been set for May 2009.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including Special Committee investigation costs (the “St. Paul Complaint”).   The Company purchased from St. Paul a directors and officers insurance policy that the Company contends covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California.  On August 8, 2008, St. Paul answered the St. Paul Complaint and denied that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  Motions for summary judgment on certain major issues in the litigation have been filed by the parties.  The Court has scheduled a hearing on those motions for March 2009.  A trial has been preliminarily scheduled in this litigation for November 2009.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc. and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The Court granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The matter is now proceeding before FINRA.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc. in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA and the matter is now proceeding before FINRA.

Securities Litigation - On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court.

Both actions, filed by single individual shareholders purportedly on behalf of a class of purchasers of the Company’s stock during the period May 23, 2007 through November 8, 2007 (the “Class Period”), name as defendants the Company, Rodney C. Sacks, and Hilton H. Schlosberg. The allegations of both complaints are substantially similar. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege, among other things, that during the Class Period, the defendants issued materially false and misleading statements that failed to disclose that: (i) the Company’s second quarter sales results were “materially impacted by inventory loading as customers were induced to purchase more product before the Company raised its prices in its Monster Energy® drink line and its Java Monster™ drink line”; (ii) the Company was “experiencing declining sales in its non-core drink lines”; (iii) the Company was “experiencing production shortfalls with its Java Monster drink line”; and (iv) as a result of the foregoing, defendants “lacked a reasonable basis for their positive statements about the Company and its prospects.” The complaints seek an unspecified amount of damages.

The New Jersey Carpenters Pension Fund and the Structural Ironworkers Local Union #1 Pension Fund filed motions on November 10, 2008 for consolidation of the actions and for appointment of Lead Plaintiff and Lead Counsel.  A hearing on the motions is expected in March 2009.  If a motion for consolidation is granted, defendants must respond within forty-five days from the date of service of any consolidated complaint or the designation of one complaint as the operative complaint in the consolidated class actions.  If a motion for consolidation is denied, then defendants must respond to the complaints within forty-five days from the date on which the denial of such motion is entered on the Court’s docket.

Derivative Litigation - On September 15, 2008, a derivative complaint was filed in the Superior Court of the State of California, County of Riverside, styled Stueve v. Sacks, et al.  On October 15, 2008, a second derivative complaint was filed in the United States District Court for the Central District of California, styled Merckel v. Sacks, et al. The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

Pursuant to a stipulation among the parties that was so ordered by the Court on November 2, 2008, the Stueve action was voluntarily dismissed in its entirety and without prejudice.

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as the administrator of the Estate of Michael B. Schott and Hilrod Holdings, L.P.   The Company is named as a nominal defendant.  The factual allegations of the complaint are substantially similar to those set forth in the two securities class action complaints described above.  The complaint also alleges, among other things, that between May 2007 and the date of the filing of the complaint, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

On December 4, 2008, Plaintiff in the Merckel action filed a motion to consolidate that action with another lawsuit involving similar allegations filed in the Central District of California, styled Dislevy v. Sacks, et al.  The Dislevy complaint, which names some but not all of the defendants in the Merckel action has not been served.  A hearing on the motion to consolidate is expected for March 2009.  If the motion to consolidate is granted, defendants must respond within 45 days after the filing and service of a consolidated amended complaint.  If the motion to consolidate is denied, defendants must respond to the Merckel complaint within 45 days from entry of the order denying the motion or from the filing of any amended complaint, whichever is later.

On February 17, 2009 Plaintiff in the Merckel action voluntarily dismissed The Estate of Michael B. Schott from the action without prejudice.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit. The Company intends to vigorously defend against these lawsuits.

In addition to the above matters, the Company is subject to litigation from time to time in the normal course of business, including claims from terminated distributors.  Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultation with counsel, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”.  On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, HANS.  As of February 6, 2009, there were 90,401,966 shares of the Company’s common stock outstanding held by approximately 391 holders of record.

Stock Price and Dividend Information

The following table sets forth high and low bid closing quotations of our common stock for the periods indicated:

Year Ended December 31, 2008	High	Low
First Quarter	$45.63	$34.44
Second Quarter	$39.77	$27.90
Third Quarter	$32.99	$20.67
Fourth Quarter	$34.79	$20.52

Year Ended December 31, 2007	High	Low
First Quarter	$42.24	$32.50
Second Quarter	$46.44	$36.04
Third Quarter	$57.96	$38.50
Fourth Quarter	$68.40	$38.25

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

Our Board of Directors terminated the common stock repurchase program authorized in November 2005 under which we had purchased $27.7 million of the Company’s common stock. On April 25, 2008, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock.  During the year ended December 31, 2008, we purchased 3.9 million shares of the Company’s common stock at an average purchase price of $26.77 per share, which the Company holds in treasury.

The following tabular summary reflects our repurchase activity during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
Oct 1 - Oct 31	-	-	-	-
Nov 1 - Nov 30	2,169,102	$24.66	2,169,102	$96,534
Dec 1 - Dec 31	-	-	-	-
Total	2,169,102	$24.66	2,169,102

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	10,029,942	$12.39	5,245,000

Equity compensation plans not approved by stockholders	-	-	-

Total	10,029,942	$12.39	5,245,000

Performance Graph

The following graph shows a five-year comparison of cumulative total returns: 1

1 Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2003.  The Company’s new self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Leading Brands, Inc., Jones Soda Company and Cott Corporation.

ITEM 6.                  SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the years ended December 31, 2004 through 2008 and the balance sheet data as of December 31, for the years indicated, are derived from our audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K.

(in thousands, except per share information)	2008	2007	2006	2005	2004
Gross sales*¹	$1,182,876	$1,025,795	$696,322	$415,417	$224,098

Net sales¹	$1,033,780	$904,465	$605,774	$348,886	$180,341

Gross profit¹	$538,794	$468,013	$316,594	$182,543	$83,466

Gross profit as a percentage to net sales	52.1%	51.7%	52.3%	52.3%	46.3%
Operating income¹ ² ³	$163,591	$230,986	$158,579	$103,443	$33,886

Net income	$108,032	$149,406	$97,949	$62,775	$20,387

Net income per common share:
Basic	$1.17	$1.64	$1.09	$0.71	$0.24
Diluted	$1.11	$1.51	$0.99	$0.65	$0.22

Total assets	$761,837	$544,603	$308,372	$163,890	$82,022

Debt	$959	$663	$303	$525	$583

Stockholders’ equity	$436,316	$422,167	$225,084	$125,509	$58,571

¹Includes $14.3 million, $1.9 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the recognition of deferred revenue attributable to new and/or amended distribution agreements entered into with certain distributors.

²Includes $118.1 million, $15.3 million and $12.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

³Includes ($0.2) million, $9.8 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to professional service fees, net of insurance proceeds, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters.

*Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principals in the United States of America (“GAAP”), and should not be used alone as an indicator of operating performance in place of net sales.  Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements.  However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance.  The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance.  Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers (See “Part II, Item 7 — Results of Operations”).

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to — and should be read in conjunction with — our financial statements and the accompanying notes (“Notes”) included in Part II, Item 8 of  this Form 10-K.  This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

•                  Our Business — a general description of our business; the value drivers of our business; and opportunities and risks facing our Company;

•                  Results of Operations — an analysis of our consolidated results of operations for the three years presented in our financial statements;

•                  Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash and contractual obligations;

•                  Accounting Policies and Pronouncements — a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;

•                  Sales — details of our sales measured on a quarterly basis in both dollars and cases;

•                  Inflation — information about the impact that inflation may or may not have on our results;

•                  Forward Looking Statements — cautionary information about forward looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the company’s historical results or our current expectations or projections; and

•                  Market Risks — Information about market risks and risk management.  (See “Forward Looking Statements” and “Part II, Item 7A — Qualitative and Quantitative Disclosures About Market Risks”).

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®; Monster Hitman Energy Shooter™; Lost® Energy™ and Joker Mad Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices.  We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks. Additionally, we market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. In July 2008, we began to market, sell and distribute enhanced water beverages under the Vidration™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our Monster Energy® brand energy drinks include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® Assault® energy drinks (introduced in September 2004), Monster Energy® KhaosTM energy drinks (introduced in August 2005), Monster Energy® M-80TM energy drinks (introduced in March 2007, named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks (introduced in November 2007) and Monster Energy® MIXXD™ energy drinks (introduced in December 2007).

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks.  Any decrease in sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Our DSD segment represented 90.7%, 89.5% and 84.9% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.  Competitive pressure in the “energy drink” category could adversely affect our operating results. (See “Part I, Item 1A — Risk Factors”).

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials and racks, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research.  Our extreme sports team endorsements include teams such as the Pro Circuit — Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Ken Block Rally Racing Team and the Tech 3 Moto GP Team (new for 2009).  Our individual athlete and/or personality endorsements include extreme sports figures and athletes such as NASCAR Camping World Truck Series racer Ricky Carmichael, Moto GP motorcycle racer Valentino Rossi (new for 2009), television personalities such as Rob Dyrdek as well as many athletes that compete in other sports related activities, particularly, the Winter and Summer X-Games, supercross, motocross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile freestyle, snowmobile racing, etc.  Our event endorsements include a wide range of events such as the Monster Energy® Supercross Series, the AMA Pro Motocross Championship Series and the Vans Warped Tour. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During 2008, we continued to expand our existing product lines and further develop our markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

During the second quarter of 2006, we entered into the Off-Premise Agreements with AB.  Under the Off-Premise Agreements, select AB Distributors distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks and Rumba®, Samba and Tango brand energy juice, as well as additional products that may be agreed between the parties.

During the fourth quarter of 2008, we entered into the Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”).  Pursuant to the TCCC North American Coordination Agreement, we have designated, and in the future may designate, territories in which bottlers from TCCC’s network of partially owned and independent bottlers, including Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other TCCC independent bottlers (collectively, the “TCCC North American Bottlers”) will distribute and sell primarily our Monster Energy® beverages (the “Products”) in the United States and Canada.

During the fourth quarter of 2008, we entered into the Monster Energy Distribution Agreement with CCE pursuant to which CCE was appointed to distribute, directly and through certain sub-distributors, the Products in portions of twenty-four U.S. states (the “U.S. Territories”). We may designate additional territories within reasonable proximity to the U.S. Territories and CCE will use reasonable good faith efforts to add the additional territories.  During the fourth quarter of 2008, we entered into the Monster Energy Canadian Distribution Agreement with CCBC, pursuant to which CCBC has been appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance commencing on January 1, 2009.  In addition, during the fourth quarter of 2008, we entered into distribution agreements with Consolidated, United and other TCCC North American Bottlers for the distribution of Products in various territories within the United States.

During the fourth quarter of 2008, we entered into the Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC.  Pursuant to the TCCC International Coordination Agreement, we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell the Products.

During the fourth quarter of 2008, we entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE pursuant to which CCE has been appointed to distribute directly and through certain sub-distributors the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco.

Pursuant to the new and/or amended distribution agreements entered into with certain distributors as discussed above, net amounts of $113.0 million and $21.0 million from such distributors, relating to the cost of terminating certain of our prior distributors, were recorded for the years ended December 31, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue and will be recognized as revenue ratably over the anticipated life of the respective distribution agreements, generally 20 years. Distributor receivables related to these new and/or amended distribution agreements totaled $90.7 million and $5.4 million as of December 31, 2008 and 2007, respectively. Revenue recognized was $14.3 million, $1.9 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in the $14.3 million of revenue recognized for the year ended December 31, 2008, is $11.6 million related to the acceleration of deferred revenue balances associated with certain of our prior distributors who were terminated in the fourth quarter of 2008.

We incurred termination costs to certain of our prior distributors amounting to $118.1 million, $15.3 million and $12.7 million in aggregate for the years ended December 31, 2008, 2007 and 2006, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2008, 2007 and 2006. Accrued distributor terminations in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 (representing termination costs not paid to our prior distributors prior to the end of the fiscal year) were $102.3 million and $4.3 million, respectively.  In addition, inventory returned to us by certain of our prior terminated distributors resulted in a reduction of gross sales of approximately $9.7 million for the year ended December 31, 2008.

As discussed under Review of Historic Stock Option Granting Practices in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2006, and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-Q for the quarter ended March 31, 2007, a special committee of our Board of Directors concluded its review of our stock option grants and granting practices.  In connection with this review, and with respect to related litigation and other related matters, we incurred professional service fees, net of insurance proceeds, of ($0.2) million, $9.8 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes the selected items discussed above for the years ended December 31, 2008, 2007 and 2006:

Balance Sheet Items (in thousands):	2008	2007	2006

Included in Deferred Revenue:
Contributions from, net of reimbursements to certain distributors	$112,963	$21,029	$20,851

Income Statement Items (in thousands):	2008	2007		2006

Included in Net Sales:
Recognition of deferred revenue	$14,331	$1,916		$411

Included in Operating Expenses:
Termination costs to prior distributors[1]	$118,134	$15,266		$12,728

Professional service fees (net of insurance proceeds) associated with the review of stock option grants and granting practices, related litigation and other related matters	$(202)	$9,760	[2]	$3,753

[1] includes terminations in Canada and Mexico
[2] net of $2.5 million insurance reimbursements

We again achieved record gross sales of $1,182.9 million for the year ended December 31, 2008.  The increase in gross sales in 2008 was primarily attributable to increased sales of certain of our existing products, particularly our Monster Energy® brand energy drinks and to increased sales by volume of our Java MonsterTM line of non-carbonated dairy based coffee drinks. Gross sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for all of our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that gross sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases.  We did not limit the amount of purchases our customers could execute at our existing 2007 fourth quarter prices.

Our percentage increase in gross sales was 15.3%, 47.3% and 67.6% for the years ended December 31, 2008, 2007 and 2006, respectively.  We believe our growth rate decline was attributable to the decline of the overall growth rates in the markets in which we operate, and more recently, to general economic conditions.  Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and gas costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  During 2008, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers for our products. In response to this, we have taken steps to increase opportunities to profitably drive sales and to operate our business more efficiently. If these adverse economic trends worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to us regarding general economic conditions (See “Part I, Item 1A — Risk Factors”).

Gross sales shipped outside of California represented 77%, 73% and 69% of our gross sales, for the years ended December 31, 2008, 2007 and 2006, respectively. Gross sales to customers outside the United States amounted to $96.3 million, $55.7 million and $24.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Such sales were approximately 8.2%, 5.4% and 3.5% of gross sales for the years ended December 31, 2008, 2007 and 2006, respectively.  The reclassification of certain military customers from gross sales to customers within the United States to gross sales to customers outside the United States, resulted in an increase in gross sales outside the United States of $14.8 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively, over amounts previously reported.

Our customers are primarily retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, full service beverage distributors, health food distributors and food service customers. Gross sales to our various customer types for 2008, 2007 and 2006 are reflected below.  The allocations below reflect changes made by the Company to the categories historically reported.

	2008	2007	2006
Retail grocery, specialty chains and wholesalers	8%	8%	12%
Club stores, drug chains & mass merchandisers	14%	14%	14%
Full service distributors	74%	73%	69%
Health food distributors	1%	2%	2%
Other	3%	3%	3%

Our customers include CCE, CCBC, Consolidated, United and other TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and Albertsons.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  Dr. Pepper Snapple Group, Inc., a former customer of the DSD division, accounted for approximately 13%, 16% and 19% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.  Our distribution agreement with the Dr. Pepper Snapple Group, Inc. was terminated by us effective November 9, 2008.  The related terminated distributor territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors.  Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11%, 12% and 12% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•                  Profitable Growth — We believe “functional”, “better for you” brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth.  We continue to broaden our family of brands.  In particular, we are expanding our specialty beverages and energy drinks to provide more alternatives to consumers.  We are focused on maintaining profit margins. We believe that tailored branding, packaging, pricing and channeling strategies help achieve profitable growth.  We are implementing these strategies with a view to accelerating profitable growth.

•                  Cost Management — The principal focus of cost management will continue to be on supplies and cost reduction.  One key area of focus is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues.  Another key area of focus is the reduction of inventory days on hand.

•                  Efficient Capital Structure — Our capital structure is intended to optimize our cost of capital.  We believe our strong capital position, our ability to raise funds if necessary at low effective cost and low overall costs of borrowing provide a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented, will result in: (1) maintaining our gross profit margin; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital.  The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profits, operating income, and net income and net income per share represent key measurements of the above value drivers.  These measurements will continue to be a key management focus in 2009 and beyond.   (See “Part II, Item 7 — Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007”).

As of December 31, 2008, the Company had working capital of $374.0 million compared to $187.3 million as of December 31, 2007.  The overall increase in working capital was primarily attributable to the transfer of our investments from long-term instruments to short-term instruments (See “Part II, Item 8, Note 3 — Investments” in our consolidated financial statements).  For the year ended December 31, 2008, our net cash provided by operating activities was approximately $199.5 million as compared to $135.5 million for the year ended December 31, 2007.  Principal uses of cash flows are repurchases of our common stock, purchases of inventory, increases in accounts receivable and other assets, acquisition of property and equipment and acquisition of trademarks.  Payment of accrued distributor terminations, purchases of our common stock, accounts payable and income taxes payable are expected to be and remain our principal recurring use of cash and working capital funds. (See “Part II, Item 7 — Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks that demand the attention of the beverage industry and our Company.  Uncertainty and volatility in domestic and international economic markets could negatively affect both the stability of our industry and our Company.  Decreased consumer discretionary spending represents a challenge to the successful marketing and purchase of our products.  Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles continues to represent a challenge.  We recognize that obesity is a complex and serious public health problem.  Our commitment to consumers begins with our broad product line and a wide selection of diet, light and lo-carb beverages, juices and juice drinks, sports drinks and waters and energy drinks.  We continuously strive to meet changing consumer needs through beverage innovation, choice and variety.

Our historical success is attributable, in part, to our introduction of different and innovative beverages.  Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages, although there can be no assurance of our ability to do so.  In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality, health, method of distribution, brand image and intellectual property protection. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences that may adversely affect us if we misjudge such preferences.

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

•                  the impact of the slowing economy in the United States and other countries in which we operate;

•                  maintenance of our brand image and product quality;

•                  profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 —  Business - Competition and Sales and Marketing”);

•                  restrictions on imports and sources of supply; duties or tariffs; changes in government regulations;

•                  protection of our existing intellectual property portfolio of trademarks and the continuous pursuit to develop and protect new and innovative trademarks for our expanding product lines;

•                  limitations on available quantities of certain package containers such as the 24-ounce cap can, the 32-ounce can, and copacking availability;

•                  the imposition of additional restrictions.

(See “Part I, Item 1A — Risk Factors”) for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

•                  growth potential for the “alternative” beverage category including energy drinks, sparkling beverages, carbonated soft drinks and teas, juices and juice drinks and enhanced waters;

•                  new product introductions intended to contribute to higher profitability;

•                  premium packages intended to generate strong revenue growth;

•                  significant package, pricing and channel opportunities to maximize profitable growth;

•                 proper positioning to capture industry growth; and

•                 broadening distribution/expansion opportunities in both domestic and international markets.

Results of Operations

				Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06
Gross sales, net of discounts & returns*	$1,182,876	$1,025,795	$696,322	15.3%	47.3%
Less: Promotional and other allowances**	149,096	121,330	90,548	22.9%	34.0%
Net sales¹	1,033,780	904,465	605,774	14.3%	49.3%
Cost of sales	494,986	436,452	289,180	13.4%	50.9%
Gross profit¹	538,794	468,013	316,594	15.1%	47.8%
Gross profit margin as a percentage of net sales	52.1%	51.7%	52.3%

Operating expenses ²,³	375,203	237,027	158,015	58.3%	50.0%

Operating expenses as a percentage of net sales	36.3%	26.2%	26.1%

Operating income¹,²,³	163,591	230,986	158,579	(29.2%)	45.7%
Operating income as a percentage of net sales	15.8%	25.5%	26.2%

Interest and other income, net	9,886	8,770	3,660	12.7%	139.6%
Income before provision for income taxes	173,477	239,756	162,239	(27.6%)	47.8%

Provision for income taxes	65,445	90,350	64,290	(27.6%)	40.5%

Net income	$108,032	$149,406	$97,949	(27.7%)	52.5%
Net income as a percentage of net sales	10.5%	16.5%	16.2%

Net income per common share:
Basic	$1.17	$1.64	$1.09	(28.7%)	50.5%
Diluted	$1.11	$1.51	$0.99	(26.7%)	52.1%

Case sales (in thousands) (in 192-ounce case equivalents)
	102,659	98,453	72,740	4.3%	35.3%

¹Includes $14.3 million, $1.9 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the recognition of deferred revenue attributable to new and/or amended distribution agreements entered into with certain distributors.

²Includes $118.1 million, $15.3 million and $12.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

³Includes ($0.2) million, $9.8 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to professional service fees, net of insurance proceeds in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters.

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales.  Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements.  However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and our overall performance.  The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance.  Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers.  (See”Part II, Item 6 — Selected Financial Data”).

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

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Gross Sales.* Gross sales were $1,182.9 million for the year ended December 31, 2008, an increase of approximately $157.1 million, or 15.3% higher than gross sales of $1,025.8 million for the year ended December 31, 2007.  The increase in gross sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007), as well as sales of certain new products such as Monster Hitman Energy Shooter™ (introduced in September 2008), Monster Energy® MIXXD™ energy drinks (introduced in December 2007) and Monster Energy® Heavy Metal™ energy drinks (introduced in November 2007).  To a lesser extent, the increase in gross sales was attributable to increased sales by volume of apple juice, aseptic juices and sales of Vidration® vitamin enhanced water (introduced in July 2008).  In addition, the increase in gross sales was partially attributable to the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008. The increase in gross sales was partially offset by inventory returned to us by certain of our terminated distributors of approximately $9.7 million in the fourth quarter of 2008, decreased sales by volume of juice blends, Lost Energy® brand energy drinks (introduced in January 2004), iced teas, Unbound Energy® brand energy drinks (introduced in October 2006), Rumba® brand energy juice (introduced in December 2004), Hansen’s® energy drinks and smoothies in cans. Gross sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for all of our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that gross sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases. Promotional and other allowances were $149.1 million for the year ended December 31, 2008, an increase of $27.8 million, or 22.9% higher than promotional and other allowances of $121.3 million for the year ended December 31, 2007. Promotional and other allowances as a percentage of gross sales increased to 12.6% from 11.8% for the years ended December 31, 2008 and 2007, respectively.  As a result, the percentage increase in gross sales for the year ended December 31, 2008 was higher than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $1,033.8 million for the year ended December 31, 2008, an increase of approximately $129.3 million, or 14.3% higher than net sales of $904.5 million for the year ended December 31, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as Monster Hitman Energy Shooter™, Monster Energy® MIXXD™ energy drinks and Monster Energy® Heavy Metal™ energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice, aseptic juices and sales of Vidration® vitamin enhanced water. In addition, the increase in net sales was partially attributable to the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks, juice blends, iced teas, Unbound Energy® brand energy drinks, Hansen’s® energy drinks and Rumba® brand energy juice.  Net sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that net sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases.

Case sales, in 192-ounce case equivalents, were 102.7 million cases for the year ended December 31, 2008, an increase of 4.2 million cases or 4.3% higher than case sales of 98.5 million cases for the year ended December 31, 2007. The overall average net sales price per case increased to $10.07 for the year ended December 31, 2008 or 9.6% higher than the average net sales price per case of $9.19 for the year ended December 31, 2007.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products as well as the price increases for our Monster Energy® brand energy drinks in 16-ounce cans effective January 1, 2008, price increases for our Monster Energy® brand energy drinks in 24-ounce cans effective July 1, 2007 and price increases in our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. In addition, the increase in the average net sales price per case was partially attributable to the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors who were terminated in the fourth quarter of 2008.

Net sales for the DSD segment were $937.9 million for the year ended December 31, 2008, an increase of approximately $128.1 million, or 15.8% higher than net sales of $809.8 million for the year ended December 31, 2007.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as Monster Hitman Energy Shooter™, Monster Energy® MIXXD™ energy drinks, Monster Energy® Heavy Metal™ energy drinks and Vidration® vitamin enhanced water.  In addition, the increase in net sales for the DSD segment was partially attributable to the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008.  The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks, Unbound Energy® brand energy drinks and Rumba® brand energy juice.

Net sales for the Warehouse segment were $95.9 million for the year ended December 31, 2008, an increase of approximately $1.2 million, or 1.3% higher than net sales of $94.7 million for the year ended December 31, 2007. The increase in net sales was primarily attributable to increased sales by volume of apple juice and aseptic juices.  The increase in net sales was partially offset by decreased sales by volume of juice blends, iced teas and Hansen’s® energy drinks.  Changes in pricing within the Warehouse segment did not have a material impact on net sales for the year ended December 31, 2008.

Gross Profit.*** Gross profit was $538.8 million for the year ended December 31, 2008, an increase of approximately $70.8 million, or 15.1% higher than the gross profit of $468.0 million for the year ended December 31, 2007.  Gross profit as a percentage of net sales increased slightly to 52.1% for the year ended December 31, 2008 from 51.7% for the year ended December 31, 2007.  The increase in net sales contributed to the increase in gross profit dollars.  The increase in gross profit as a percentage of net sales was partially attributable to the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008. The increase in gross profit as a percentage of net sales was also attributable to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment. Such increase in gross profit as a percentage of net sales was partially offset by an increase in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee drinks that have lower gross profit margins than our Monster Energy® brand energy drinks and to an increase in the cost of certain raw materials including certain sweeteners, certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate as well as increased trade marketing agreement costs.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.   Total operating expenses were $375.2 million for the year ended December 31, 2008, an increase of approximately $138.2 million, or 58.3% higher than total operating expenses of $237.0 million for the year ended December 31, 2007. Total operating expenses as a percentage of net sales was 36.3% for the year ended December 31, 2008, compared to 26.2% for year ended December 31, 2007.  The increase in operating expenses in dollars was primarily due to increased expenditures of $102.9 million relating to the costs associated with terminating existing distributors. To a lesser extent, the increase in operating expenses was attributable to increased out-bound freight and warehouse costs of $5.9 million primarily due to increased volume of shipments and increased freight rates, increased expenditures of $17.9 million for sponsorships and endorsements, increased expenditures of $4.1 million for sampling programs, increased expenditures of $3.1 million for commissions and royalties, increased expenditures of $1.5 million for in-store demos and increased payroll expenses of $7.3 million (including a $3.7 million increase in stock-based compensation).  The increase in operating expenses in dollars was partially offset by decreased expenditures of $6.3 million for professional services costs, including legal and accounting fees and decreased expenditures of $3.8 million for merchandise displays. The individual increases above include costs of $10.7 million, or 1.0% of net sales, relating to the launch of the Monster Energy® brand in Europe for the year ended December 31, 2008.  Included in legal and accounting fees are professional service fees, net of insurance proceeds, of ($0.2) million and $9.8 million, for the years ended December 31, 2008 and 2007, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of: (i) $118.1 million and $15.3 million for the years ended December 31, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors; and (ii) exclusive of professional service fees, net of insurance proceeds, of ($0.2) million and $9.8 million, for the years ended December 31, 2008 and 2007, respectively in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 24.9% and 23.4% for the years ended December 31, 2008 and 2007, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $216.1 million for the year ended December 31, 2008, a decrease of approximately $65.5 million, or 23.3% lower than contribution margin of $281.6 million for the year ended December 31, 2007.  The decrease in the contribution margin for the DSD segment was primarily due to increased expenditures of $102.9 million relating to the costs associated with terminating existing distributors. The decrease in the contribution margin for the DSD segment was offset by increased sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™, Monster MIXXD™ energy drinks and Monster Heavy Metal™ energy drinks.  Contribution margin for the Warehouse segment was $0.5 million for the year ended December 31, 2008, approximately $3.4 million lower than contribution margin of $3.9 million for the year ended December 31, 2007.  The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of increases in the costs of certain raw materials, particularly apple juice concentrate, as well as a change from high fructose corn syrup to higher priced sugar, which additionally increased in price, for our soda lines.  The decrease in the contribution margin for the Warehouse segment was partially offset by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008.  The WIC program continues on a non-exclusive basis in which we participate with our apple, grape, white grape and pineapple 64-ounce juice products.  Juice blends are not eligible under the new program.

Operating Income.  Operating income was $163.6 million for the year ended December 31, 2008, a decrease of approximately $67.4 million, or 29.2% lower than operating income of $231.0 million for the year ended December 31, 2007.  Operating income as a percentage of net sales decreased to 15.8% for the year ended December 31, 2008 from 25.5% for the year ended December 31, 2007.  The decrease in operating income and operating income as a percentage of net sales was primarily due to an increase in operating expenses of $138.2 million.  Operating income exclusive of: (i) recognition of deferred revenue of $14.3 million and $1.9 million for the years ended December 31, 2008 and 2007, respectively, attributable to new and/or amended distribution agreements entered into with certain distributors; (ii) exclusive of expenditures of $118.1 million and $15.3 million for the years ended December 31, 2008 and 2007, respectively, attributable to the costs associated with terminating existing distributors; and (iii) exclusive of professional service fees, net of insurance proceeds, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, of ($0.2) million and $9.8 million, for the years ended December 31, 2008 and 2007, respectively, as a percentage of net sales, was 25.8% and 28.1% for the years ended December 31, 2008 and 2007, respectively.

Interest and Other Income, net.  Net interest and other income was $9.9 million for the year ended December 31, 2008, an increase of $1.1 million from $8.8 million for the year ended December 31, 2007.  This increase was primarily attributable to increased interest revenue earned on our cash balances and short- and long-term investments, which have increased significantly over the prior year. This increase was partially offset by foreign currency transaction losses.

Provision for Income Taxes.  Provision for income taxes for the year ended December 31, 2008 was $65.4 million, as compared to $90.3 million for the year ended December 31, 2007.  The effective combined federal and state tax rate was 37.7% for both the years ended December 31, 2008 and 2007.

Net Income.  Net income was $108.0 million for the year ended December 31, 2008, a decrease of $41.4 million or 27.7% lower than net income of $149.4 million for the year ended December 31, 2007.  The decrease in net income was primarily attributable to an increase in operating expenses of $138.2 million due to the items identified above. This was partially offset by an increase in gross profit of $70.8 million and a decrease in provision for income taxes of $24.9 million.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Gross Sales.* Gross sales were $1,025.8 million for the year ended December 31, 2007, an increase of approximately $329.5 million or 47.3% higher than gross sales of $696.3 million for the year ended December 31, 2006.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® Assault® energy drinks (introduced in September 2004) and Monster Energy® KhaosTM energy drinks (introduced in August 2005), as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks (introduced in April 2007), Monster Energy® M-80TM energy drinks (introduced in March 2007), Monster Energy® MIXXD™ energy drinks (introduced in December 2007) and Monster Energy® Heavy Metal™ energy drinks (introduced in  November 2007).

To a lesser extent, the increase in gross sales was attributable to increased sales by volume of apple juice and juice blends, aseptic juices, Unbound Energy® energy drinks (introduced in October 2006) and Junior Juice® aseptic juices. The increase in gross sales was partially offset by decreased sales by volume of Lost Energy® drinks (introduced in January 2004), iced teas, Joker Mad Energy™ drinks (introduced in January 2005) and Hansen’s® fruit juice smoothies.  Changes in pricing did not have a material impact on the increase in gross sales for the year ended December 31, 2007.  However, during the fourth quarter of 2007, we announced a price increase for our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that approximately 7% to 8% of our gross sales for the fourth quarter of 2007 were attributable to purchases made by our customers in advance of such price increases. Promotional and other allowances were $121.3 million for 2007, an increase of $30.8 million or 34.0% higher than promotional and other allowances of $90.5 million for 2006. Promotional and other allowances as a percentage of gross sales decreased to 11.8% in 2007 from 13.0% in 2006.  As a result, the percentage increase in gross sales in 2007 was lower than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $904.5 million for the year ended December 31, 2007, an increase of approximately $298.7 million or 49.3% higher than net sales of $605.8 million for the year ended December 31, 2006.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault® energy drinks and Monster Energy® KhaosTM energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks, Monster Energy® M-80TM energy drinks, Monster Energy® MIXXD™ energy drinks and Monster Energy® Heavy Metal™ energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and juice blends, aseptic juices, sodas and Junior Juice® aseptic juices. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks, iced teas, Joker Mad Energy™ drinks, smoothies in cans and Hansen’s® energy drinks. Changes in pricing did not have a material impact on the increase in net sales for the year ended December 31, 2007.  However, during the fourth quarter of 2007, we announced a price increase to our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that approximately 7% to 8% of our net sales for the fourth quarter of 2007 were attributable to purchases made by our customers in advance of such price increases.

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

Net sales for the DSD segment were $809.8 million for year ended December 31, 2007, an increase of approximately $295.5 million or 57.5% higher than net sales of $514.3 million for the year ended December 31, 2006.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, which include Monster Energy® drinks, lo-carb Monster Energy® drinks, Monster Energy® Assault® energy drinks and Monster Energy® KhaosTM energy drinks, as well as sales of certain new products such as the Java Monster™ line of non-carbonated dairy based coffee drinks and Monster Energy® M-80TM energy drinks. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® drinks and Joker Mad Energy™ drinks.  Changes in pricing within the DSD segment did not have a material impact on the increase in net sales for the year ended December 31, 2007.  However, during the fourth quarter of 2007, we announced a price increase to our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that approximately 7% to

8% of our net sales for the fourth quarter of 2007 were attributable to purchases made by our customers in advance of such price increases.

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

Operating Expenses. Total operating expenses were $237.0 million for the year ended December 31, 2007, an increase of approximately $79.0 million or 50.0% higher than total operating expenses of $158.0 million for the year ended December 31, 2006. Total operating expenses as a percentage of net sales was 26.2% for 2007, slightly higher than 26.1% for 2006.  The increase in operating expenses in dollars was partially attributable to increased out-bound freight and warehouse costs of $8.7 million primarily due to increased volume of shipments, increased expenditures of $18.4 million for sponsorships and endorsements, increased expenditures of $10.3 million for commissions and royalties, increased expenditures of $4.9 million for sampling programs, increased payroll expenses of $12.1 million, increased expenditures of $8.6 million for professional services costs, including legal and accounting fees, and increased expenditures of $2.5 million relating to the costs associated with terminating existing distributors. Included in legal and accounting fees are costs of $9.8 million (net of $2.5 million insurance reimbursements) in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of $15.3 million and $12.7 million for 2007 and 2006, respectively, attributable to the costs associated with terminating existing distributors and exclusive of expenditures of $9.8 million (net of $2.5 million in insurance reimbursements) and $3.8 million for 2007 and 2006, respectively in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 23.4% for both 2007 and 2006.

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

Liquidity and Capital Resources

Cash flows provided by operating activities — Net cash provided by operating activities was $199.5 million for the year ended December 31, 2008, as compared to $135.5 million in the comparable period in 2007.  For the year ended December 31, 2008, cash provided by operating activities was primarily attributable to net income earned of $108.0 million and adjustments for certain non-cash expenses consisting of $13.9 million of stock-based compensation and $3.4 million of depreciation and other amortization. For the year ended December 31, 2008, cash provided by operations also increased due to a $98.6 million increase in deferred revenue, a $98.1 million increase in accrued distributor terminations, a $30.6 million decrease in trade accounts receivable, a $7.5 million increase in accounts payable, a $3.3 million increase in accrued liabilities and a $1.0 million increase in accrued compensation. For the year ended December 31, 2008, cash provided by operating activities was reduced due to an $85.3 million increase in distributor receivables, a $19.7 million increase in inventories, a $4.7 million increase in prepaid expenses and other current assets and a $4.3 million increase in tax benefit from exercise of stock options. The increase in accounts payable is primarily due to increased inventory levels.

Cash flows provided by (used in) investing activities — Net cash provided by investing activities was $144.0 million for the year ended December 31, 2008, as compared to $194.7 million used in investing activities in the comparable period in 2007.  For the years ended December 31, 2008 and 2007, respectively, cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments.  Cash provided by investing activities was primarily attributable to sales and maturities of available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At December 31, 2008, we had $256.8 million in cash and cash equivalents and $118.7 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. (See Part I, Item IA – “Risk Factors – Our investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments”).

Certain of our short-term investments and all of our long-term investments are comprised of auction rate securities. The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the year ended December 31, 2008, a large portion of the auctions for these auction rate securities failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently, certain of these securities have been classified as long-term investments in our consolidated financial statements.  We anticipate that due to the default interest rates now payable on certain of these securities and for other reasons, certain issuers are likely to take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the default interest rates now payable on such securities.

At December 31, 2008, we held auction rate securities with a face value of $112.5 million.  Subsequent to December 31, 2008, $8.1 million of our auction rate securities were redeemed at par, which are included in short-term investments in our consolidated financial statements. A Level 3 valuation was performed on the remaining $104.5 million of our auction rate securities as of December 31, 2008, which indicated an impairment of $14.9 million, resulting in a fair value of $89.6 million which is included in long-term investments in our consolidated financial statements. This valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

In addition to our Level 3 valuation performed as of December 31, 2008, we also reviewed various factors in determining whether to record a temporary or other than temporary impairment charge related to the decline in fair value on our available-for sale securities, including length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and any guarantors if applicable, any specific events which may influence the operations of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.  Based on this analysis, we determined that of the $14.9 million impairment on our auction rate securities, $14.4 million was deemed temporary. This amount has been recorded, net of a tax benefit of $5.7 million, as a component of accumulated other comprehensive loss for the year ended December 31, 2008.  In addition, we determined that $0.5 million of impairment was other-than-temporary and recorded a charge to interest and other income, net, in our consolidated financial statements for the year ended December 31, 2008.

Based on our ability to access cash and other short-term investments and based on our expected operating cash flows, we do not anticipate that the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by us, we may be required to recognize additional impairments on these investments.

Cash flows (used in) provided by financing activities — Net cash used in financing activities was $98.0 million for the year ended December 31, 2008, as compared to net cash provided by financing activities of $36.6 million for the comparable period in 2007.  For the year ended December 31, 2008 cash used in financing activities was primarily due to the purchase by us of $103.5 million of our common stock. For the year ended December 31, 2008, cash provided by financing activities was primarily attributable to a $4.3 million tax benefit in connection with the exercise of certain stock options and proceeds of $2.3 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

On April 25, 2008, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The Board of Directors also terminated the common stock repurchase program authorized in November 2005, under which we had purchased $27.7 million of common stock.  During the year ended December 31, 2008, we purchased 3.9 million shares of common stock at an average purchase price of $26.77 per share, which we hold in treasury.

Debt and other obligations — We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2007. In accordance with the amended provisions of the credit facility, we increased our available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates (“LIBOR”) up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at December 31, 2008. Letters of credit issued on our behalf totaling $0.3 million under this credit facility were outstanding as of December 31, 2008.

The terms of our line of credit contain certain financial covenants, including certain financial ratios, with which we were in compliance at December 31, 2008.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $20.0 million through December 2009.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of December 31, 2008:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$52,982	$37,159	$15,823	$-	$-
Capital Leases	959	959	-	-	-
Operating Leases	20,264	3,156	7,243	4,606	5,259
Purchase Commitments	44,632	44,498	134	-	-
	$118,837	$85,772	$23,200	$4,606	$5,259

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.  (See “Part II, Item 8 — Note 11— Commitments & Contingencies”).

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products.  These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-

rated basis.  Our maximum liability under this agreement as of December 31, 2008 is $4.0 million, subject to compliance by Rexam with a number of conditions under this agreement.

In the fourth quarter of 2008, we finalized licensing agreements with SAP America, Inc. for our global enterprise resource planning (“ERP”) software initiative which will replace existing legacy software.  Our decision to replace our legacy software solutions and move to SAP technologies was based upon our current domestic needs, global expansion, systems scalability, improved integration with trading partners and customers, improved reporting, and business process efficiency and productivity.  We estimate the cost for both licensing and implementation of the initiative to be approximately $5.5 million.  The project is scheduled to commence in the first quarter of 2009 with a targeted production live date in the first quarter of 2010.

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

We have sublet a small portion of our previous office, warehouse and distribution space on a month to month basis.  In addition, we continue to utilize the remaining portion of this space as overflow for our main warehouse.  This lease expires in October 2010.

Accounting Policies and Pronouncements

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP.  GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements, including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business.  The following summarizes our most significant accounting and reporting policies and practices:

Investments – Our investments in debt securities are classified in one of two categories, held-to-maturity or available-for-sale, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity.  All other securities not included in the held-to-maturity category are classified as available-for-sale.  No securities are held for speculative or trading purposes.  Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. A decline in the market value of any investment security below cost that is deemed other-than-temporary, results in a reduction in its carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  We evaluate whether the decline in fair value of our investments is other-than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition and information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Accounts Receivable – We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount we believe will ultimately be collected.  In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent loss history and an overall assessment of past due trade accounts receivable outstanding.

Inventories – Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned.  Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions.  Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain identifiable intangibles, for possible impairment.  This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  No impairments were identified as of December 31, 2008.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent our exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages.  We also own in our own right, a number of other trademarks in the United States, as well as in a number of countries around the world.  We also own the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions on SFAS No. 142, we discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining trademarks over one to 25 years.

In accordance with SFAS No. 142, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment.  If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount.  The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.  Based on management’s impairment analysis performed for the year ended December 31, 2008, the estimated fair values of trademarks exceeded the carrying value.

In estimating future revenues, we use internal budgets.  Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Foreign Currency Translation and Transactions – The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”.  Foreign currency transaction gains and losses are recognized in interest and other income, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Generally, ownership of and title to our products pass to customers upon delivery of the products to customers.  Certain of our distributors may also perform a separate function as a copacker on our behalf. In such cases, ownership of and title to our products that are copacked on our behalf by those copackers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of our finished products and certain quality control costs.  Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, ingredients and packaging materials.

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, commissions, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses.  Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of our prior distributors, entertainment, insurance, postage, depreciation and other general and administrative costs.

Stock-Based Compensation – We account for share-based compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes-Merton option pricing formula to estimate the fair value of our stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Income Taxes – Current income tax expense is the amount of income taxes expected to be payable for the current year.  A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing, prudent and feasible tax planning strategies in assessing the value of our deferred tax assets.  If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income.  Evaluating the value of these assets is necessarily based on our judgment.  If we subsequently determine that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Recently Issued Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or liquidity.  In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB

Statement No. 157” (“FSP 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on our financial position, results of operations or liquidity.

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

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. We already record marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements as management did not elect the fair value option for any other financial instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to Interim Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on of our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

Sales

The table set forth below discloses selected quarterly data regarding sales for the past five years.  Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  The Company defines unit case volume as the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.  Sales of food bars, which have been discontinued and are not material, are expressed in actual cases.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year.  It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year.  Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of our products expands outside of California. Our experience with our energy drink products suggests they are less seasonal than traditional beverages.  As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated.  Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of its finished products and changes in and/or increased advertising and promotional expenses.  (See “Part I, Item 1 – Business – Seasonality”).

	2008	2007	2006	2005	2004
Unit Case Volume / Case Sales (in Thousands)
Quarter 1	22,274	19,396	14,974	9,295	5,368
Quarter 2	28,726	26,950	19,136	12,368	7,605
Quarter 3	28,009	26,450	21,176	13,983	8,916
Quarter 4	23,650	25,657	17,454	12,568	7,871
Total	102,659	98,453	72,740	48,214	29,760

Net Revenues (in Thousands)
Quarter 1	$212,178	$165,853	$119,746	$60,014	$31,299
Quarter 2	282,244	244,763	156,037	85,441	46,064
Quarter 3	284,986	247,211	178,647	105,421	52,641
Quarter 4¹	254,372	246,638	151,344	98,010	50,337
Total	$1,033,780	$904,465	$605,774	$348,886	$180,341

Average Price per Case
Quarter 1	$9.53	$8.55	$8.00	$6.46	$5.83
Quarter 2	9.83	9.08	8.15	6.91	6.06
Quarter 3	10.17	9.35	8.44	7.54	5.90
Quarter 4	10.76	9.61	8.67	7.80	6.40
Total	$10.07	$9.19	$8.33	$7.24	$6.06

¹Net revenues for the fourth quarter of 2008 included the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008.  Average price per case exclusive of this recognition was $10.26 and $9.96 for the three-months and year ended December 31, 2008.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things.  All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•                  The current uncertainty and volatility in the national and global economy;

•                  Disruption in distribution or sales and/or decline in sales due to the termination of distribution agreements with certain of our existing distributors and the appointment of select Coca-Cola Bottlers and/or AB wholesalers as distributors for the territories of such terminated distributors.

•                  The impact of the acquisition of AB by InBev;

•                  Lack of anticipated demand for our products in international markets;

•                  Unfavorable international regulations, including taxation requirements, tariffs or trade restrictions;

•                  Any proceedings which may be brought against us by the SEC or other governmental agencies;

•                  The outcome of the shareholder derivative actions and shareholders securities litigation filed against us and/or certain of our officers and directors, and the possibility of other private litigation;

•                  The outcome of future auctions of auction rate securities and/or our ability to recover payment thereunder;

•                  Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;

•                  Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities;

•                  Decreased demand for our products resulting from changes in consumer preferences or from decreased consumer discretionary spending power;

•                  Changes in demand that are weather related, particularly in areas outside of California;

•                  Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;

•                  The introduction of new products;

•                  An inability to achieve volume growth through product and packaging initiatives;

•                  Our ability to sustain the current level of sales of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks;

•                  Laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which our products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state regulatory agencies and/or any other countries in which we decide to sell our products;

•                  Changes in the cost and availability of containers, packaging materials, raw materials and juice concentrates, and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of our products;

•                  Our ability to achieve earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels or mixes of product sales;

•                  Our ability to penetrate new markets;

•                  The marketing efforts of distributors of our products, most of which distribute products that are competitive with our products;

•                  Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time;

•                  The terms and/or availability of our credit facility and the actions of our creditors;

•                  The effectiveness of our advertising, marketing and promotional programs;

•                  Changes in product category consumption;

•                  Unforeseen economic and political changes;

•                  Possible recalls of our products;

•                  Our ability to make suitable arrangements for the co-packing of any of our products;

•                  Inability to protect and/or the loss of our intellectual property rights;

•                  Failure to retain the full-time services of our senior management and inability to immediately find suitable replacements;

•                  Volatility of stock prices which may restrict stock sales or other opportunities;

•                  Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;

•                  The ability of our bottlers and contract packers to manufacture our products;

•                  Exposure to significant liabilities due to litigation or legal proceedings;

•                  Higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that could disrupt the Company’s business and negatively impact customer relationships; the Company’s inability to complete the SAP implementation in the expected timeframe, which could negatively impact the Company’s operations and abilities to operate efficiently and measure performance.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission is not exhaustive.  See “Part I, Item 1A — Risk Factors,” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties.  Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other  raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar, glucose, sucrose and milk and cream, which are used in many of our products) and limited availability of certain raw materials.  We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.  In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, including, but not limited to, cans, PET plastic bottles, glass, labels, sucrose, glucose, sucralose, flavors, supplements, certain sweeteners or packaging arrangements, or protecting against shortages of such ingredients or raw materials.

Our gross sales to customers outside of the United States were approximately 8.2% of consolidated gross sales for the year ended December 31, 2008.  Our growth strategy includes expanding our international business. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2008, to be significant.  For the year ended December 31, 2008 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At December 31, 2008, we had $256.8 million in cash and cash equivalents and $118.7 million in short- and long-term investments.  We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

The applicable interest rate on auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes.  During the year ended December 31, 2008, a large portion of the auctions for these auction rate securities failed. Based on an assessment of fair value as of December 31, 2008, we determined that there was a decline in fair value of our auction rate securities of $14.9 million.  We determined that of the $14.9 million decline in fair value of our auction rate securities, $14.4 million was deemed temporary.  This amount has been recorded, net of a tax benefit of $5.7 million, as a component of other comprehensive loss for the year ended December 31, 2008. In addition, we determined that the remaining $0.5 million was other than temporary and recorded a charge in other income and expense, net, for the year ended December 31, 2008.   There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed.  These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.  (See “Part I, Item 1A Risk Factors — Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments” and “Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page hereto at pages 74 through 109.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting — There were no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hansen Natural Corporation
Corona, California

We have audited the internal control over financial reporting of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 27, 2009

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One — Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008 (the “2009 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2009 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including its principal executive officer, principal financial officer and controllers) and employees and is available at http://www.hansens.com. The Code of Business Conduct and Ethics and any amendment to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or NASDAQ may be obtained at no cost to you by writing or telephoning us at the following address or telephone number:

Hansen Natural Corporation

550 Monica Circle, Suite 201

Corona, CA 92880

(951) 739-6200

(800) HANSENS

(800) 426-7367

ITEM 11.               EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under “Principal Stockholders and Security Ownership of Management” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under “Certain Relationships and Related Transactions and Director Independence” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our accounting fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 2, 2009
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	March 2, 2009
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	March 2, 2009
Hilton H. Schlosberg	Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)

/s/ NORMAN C. EPSTEIN	Director	March 2, 2009
Norman C. Epstein

/s/ BENJAMIN M. POLK	Director	March 2, 2009
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 2, 2009
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 2, 2009
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 2, 2009
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

10.58

Single Tenant Industrial Lease, made and entered into as of October 13, 2006 by and between Watson Land Company, a California Corporation, and Hansen Beverage Company, a Delaware Corporation (incorporated by reference to Exhibit 10 to our Form 10-K dated June 6, 2007).

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

10.62

Letter Agreement between Anheuser-Busch, Inc. and Hansen Beverage Company, dated March 6, 2007, amending and clarifying certain terms of the Amended and Restated Allied Products Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch (incorporated by reference to exhibit 10.62 to our form 10-K dated February 29, 2008).

10.63

Letter Agreement between Anheuser-Busch, Inc. and Hansen Beverage Company, dated March 6, 2007, amending and clarifying certain terms of the Amended and Restated Monster Beverages Off-Premise Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch (incorporated by reference to exhibit 10.63 to our form 10-K dated February 29, 2008).

10.64

Monster Energy Distribution Coordination Agreement, dated October 3, 2008, between Hansen Beverage Company and The Coca Cola Company (incorporated by reference to exhibit 10.1 to our form 10-Q dated November 10, 2008).

10.65

Monster Energy International Distribution Coordination Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.2 to our form 10-Q dated November 10, 2008).

10.66

Monster Energy Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Enterprises, Inc. (incorporated by reference to exhibit 10.3 to our form 10-Q dated November 10, 2008).

10.67

Monster Energy Canadian Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Bottling Company. (incorporated by reference to exhibit 10.4 to our form 10-Q dated November 10, 2008).

10.68

Monster Energy International Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.5 to our form 10-Q dated November 10, 2008).

10.69

Monster Energy Belgium Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.6 to our form 10-Q dated November 10, 2008).

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hansen Natural Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 27, 2009

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007 (In Thousands, Except Par Value)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256,801	$12,440
Short-term investments	29,145	63,125
Trade accounts receivable, net	45,233	76,123
Distributor receivables	90,722	5,374
Inventories	116,326	98,140
Prepaid expenses and other current assets	8,379	3,755
Prepaid income taxes	4,977	-
Deferred income taxes	9,741	11,192
Total current assets	561,324	270,149

INVESTMENTS	89,567	227,085
PROPERTY AND EQUIPMENT, net	14,389	8,567
DEFERRED INCOME TAXES	65,748	14,006
INTANGIBLES, net	28,365	24,066
OTHER ASSETS	2,444	730
	$761,837	$544,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,787	$56,766
Accrued liabilities	12,524	9,019
Accrued distributor terminations	102,282	4,312
Accrued compensation	6,782	5,827
Current portion of debt	959	663
Income taxes payable	-	6,294
Total current liabilities	187,334	82,881

DEFERRED REVENUE	138,187	39,555

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 96,851 shares issued and 90,328 outstanding as of December 31, 2008; 95,849 shares issued and 93,191 outstanding as of December 31, 2007	484	479
Additional paid-in capital	117,106	96,749
Retained earnings	461,680	353,648
Accumulated other comprehensive loss	(10,825)	(47)
Common stock in treasury, at cost; 6,523 and 2,658 shares as of December 31, 2008 and 2007, respectively	(132,129)	(28,662)
Total stockholders’ equity	436,316	422,167
	$761,837	$544,603

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands, Except Per Share Amounts)

	2008	2007	2006

NET SALES	$1,033,780	$904,465	$605,774

COST OF SALES	494,986	436,452	289,180

GROSS PROFIT	538,794	468,013	316,594

OPERATING EXPENSES	375,203	237,027	158,015

OPERATING INCOME	163,591	230,986	158,579

INTEREST AND OTHER INCOME, net	9,886	8,770	3,660

INCOME BEFORE PROVISION FOR INCOME TAXES	173,477	239,756	162,239

PROVISION FOR INCOME TAXES	65,445	90,350	64,290

NET INCOME	$108,032	$149,406	$97,949

NET INCOME PER COMMON SHARE:
Basic	$1.17	$1.64	$1.09
Diluted	$1.11	$1.51	$0.99

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	92,515	91,178	89,936
Diluted	97,530	98,874	98,586

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (In Thousands)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Captial	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2005	90,429	$452	$19,579	$106,293	-	(1,654)	$(815)	$125,509

Stock-based compensation	-	-	8,346	-	-	-	-	8,346

Exercise of stock options	2,285	12	3,871	-	-	-	-	3,883

Excess tax benefits from share based payment arrangements	-	-	17,096	-	-	-	-	17,096

Repurchase of common stock	-	-	-	-	-	(1,000)	(27,699)	(27,699)

Net income				97,949				97,949

Balance, December 31, 2006	92,714	464	48,892	204,242	-	(2,654)	(28,514)	225,084

Stock-based compensation	-	-	10,227	-	-	-	-	10,227

Exercise of stock options	3,135	15	8,176	-	-	-	-	8,191

Excess tax benefits from share based payment arrangements	-	-	29,454	-	-	-	-	29,454

Repurchase of common stock	-	-	-	-	-	(4)	(148)	(148)

Foreign currency translation	-	-	-	-	(47)	-	-	(47)

Total comprehensive

Net income				149,406	-			149,406

Balance, December 31, 2007	95,849	479	96,749	353,648	(47)	(2,658)	(28,662)	422,167

Stock-based compensation	-	-	13,771	-	-	-	-	13,771

Exercise of stock options	1,002	5	2,252	-	-	-	-	2,257

Excess tax benefits from share based payment arrangements	-	-	4,334	-	-	-	-	4,334

Repurchase of common stock	-	-	-	-	-	(3,865)	(103,467)	(103,467)

Foreign currency translation	-	-	-	-	(2,118)	-	-	(2,118)

Change in unrealized loss on available-for-sale sercurites, net of tax	-	-	-	-	(8,660)	-	-	(8,660)

Net income				108,032	-			108,032

Balance, December 31, 2008	96,851	$484	$117,106	$461,680	$(10,825)	(6,523)	$(132,129)	$436,316

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (In Thousands)

	2008	2007	2006
Net income, as reported	$108,032	$149,406	$97,949
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(8,660)	-	-
Foreign currency translation adjustments	(2,118)	(47)	-
Comprehensive income	$97,254	$149,359	$97,949

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (In Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,032	$149,406	$97,949
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	55	56	56
Depreciation and other amortization	3,417	2,128	1,538
Loss on disposal of property and equipment	101	120	174
Stock-based compensation	13,899	10,246	8,346
Impairment of investments	527	-	-
Deferred income taxes	(44,594)	(14,244)	(10,863)
Tax benefit from exercise of stock options	(4,334)	(29,454)	(17,284)
(Reversal of) provision for doubtful accounts	(33)	(120)	73
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	30,609	(25,879)	(21,445)
Distributor receivables	(85,348)	(874)	(4,500)
Inventories	(19,671)	(21,127)	(45,613)
Prepaid expenses and other current assets	(4,686)	(3,049)	(294)
Prepaid income taxes	(4,977)	-	638
Accounts payable	7,517	22,404	7,748
Accrued liabilities	3,272	(3,770)	10,307
Accrued distributor terminations	98,082	(2,712)	7,024
Accrued compensation	956	1,449	1,032
Income taxes payable	(1,960)	31,757	21,087
Deferred revenue	98,632	19,114	20,441
Net cash provided by operating activities	199,496	135,451	76,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	4,997	3,528	26,489
Purchases of held-to-maturity investments	(24,938)	-	(24,857)
Sales of available-for-sale investments	283,241	169,529	132,719
Purchases of available-for-sale investments	(106,685)	(361,600)	(224,157)
Purchases of property and equipment	(6,718)	(4,108)	(2,746)
Proceeds from sale of property and equipment	159	261	354
Additions to trademarks	(4,354)	(2,920)	(2,155)
(Increase) decrease in other assets	(1,720)	583	(878)
Net cash provided by (used in) investing activities	143,982	(194,727)	(95,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,170)	(910)	(1,176)
Tax benefit from exercise of stock options	4,334	29,454	17,284
Issuance of common stock	2,257	8,191	3,883
Purchases of common stock held in treasury	(103,467)	(148)	(27,699)
Net cash (used in) provided by financing activities	(98,046)	36,587	(7,708)

Effect of exchange rate changes on cash and cash equivalents	(1,071)	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	244,361	(22,689)	(26,525)
CASH AND CASH EQUIVALENTS, beginning of year	12,440	35,129	61,654
CASH AND CASH EQUIVALENTS, end of year	$256,801	$12,440	$35,129

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$49	$52	$52
Income taxes	$118,338	$73,048	$53,614

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During 2008, 2007 and 2006, the Company entered into capital leases of $1.4 million, $1.3 million and $1.0 million, respectively, for the acquisition of promotional vehicles.

Included in accounts payable was equipment purchased of $1.5 million and $0.1 million as of December 31, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

1.                                       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Hansen Natural Corporation (the “Company” or “Hansen”) was incorporated in Delaware on April 25, 1990. The Company is a holding company and has no operating business except through its wholly-owned subsidiaries: Hansen Beverage Company (“HBC”) which was incorporated in Delaware on June 8, 1992, Monster LDA Company (“MLDA”) formally known as Hard e Beverage Company, and previously known as Hard Energy Company and CVI Ventures, Inc., which was incorporated in Delaware on April 30, 1990, Monster Energy UK Limited (“MUK”), a direct wholly owned subsidiary of HBC, which was incorporated in the United Kingdom on October 9, 2007, Monster Energy AU Pty, Ltd. (“MEAU”), a direct wholly owned subsidiary of HBC, which was incorporated in Australia on August 5, 2008 and Monster Energy Limited (“MEL”), a direct wholly owned subsidiary of HBC, which was incorporated in Ireland on September 24, 2008. HBC conducts the vast majority of the Company’s operating business and generates substantially all of the Company’s operating revenues. References herein to “Hansen” or the “Company” when used to describe the operating business of the Company are references to the business of HBC unless otherwise indicated.

In addition, HBC, through its wholly-owned subsidiaries, Blue Sky Natural Beverage Co. (“Blue Sky”) and Hansen Junior Juice Company (“Junior Juice”) owns and operates the natural soda business under the Blue Sky® trademark and the Junior Juice beverage business under the Junior Juice® trademark, respectively.

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  The Company also develops, markets, sells and distributes energy drinks under the following brand names; Monster Energy®, Monster Hitman Energy Shooter™, Lost® Energy™, and Joker Mad Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices.  The Company markets, sells and distributes the Java Monster™ line of non-carbonated dairy based coffee drinks. The Company also markets, sells and distributes natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name and markets, sells and distributes enhanced water beverages under the Vidration™ brand name.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassifications – The Company has reclassified $0.1 million of customer deposit liabilities to accrued liabilities on the consolidated balance sheet as of December 31, 2007 in order to conform to the current year presentation.  The Company also reclassified $5.4 million of trade accounts receivable, net to distributor receivables on the consolidated balance sheet as of December 31, 2007 in order to conform to the current year presentation.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their respective dates of incorporation.  All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Throughout the year, the Company has had amounts on deposit at financial institutions that exceed the federally insured

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

limits.  The Company has not experienced any loss as a result of these deposits and does not expect to incur any losses in the future.

Investments – The Company’s investments in debt securities are classified in one of two categories, held-to-maturity or available-for-sale, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity.  All other securities not included in the held-to-maturity category are classified as available-for-sale.  No securities are held for speculative or trading purposes.  Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. A decline in the market value of any investment security below cost that is deemed other-than-temporary, results in a reduction in its carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include length of time and extent to which the investments fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected.  In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding.

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain intangibles, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.  For the fiscal years ended December 31, 2008, 2007 and 2006, there were no impairment losses recorded.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”.  Foreign currency transaction gains and losses are recognized in interest and other income, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term-investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity.

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

Freight Costs – For the years ended December 31, 2008, 2007 and 2006, freight-out costs amounted to $45.1 million, $40.8 million and $36.2 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising expenses, including but not limited to production costs, amounted to $84.6 million, $66.6 million and $35.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Advertising expenses are included in operating expenses in the accompanying consolidated statements of income.

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

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  Generally, the Company recognizes these compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the reward, which is typically the vesting term of five years.  The Company estimated the forfeiture rate for fiscal 2008 based on historical experience with actual forfeitures during the preceding five fiscal years.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Dr. Pepper Snapple Group, Inc., a former customer of the DSD division, accounted for approximately 13%, 16% and 19% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11%, 12% and 12% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Our distribution agreement with the Dr. Pepper Snapple Group, Inc. was terminated by us effective November 9, 2008.  The related terminated distributor territories are now serviced by a combination of Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other Coca-Cola Company (“TCCC”) independent bottlers (collectively, the “TCCC North American Bottlers”) and Anheuser-Busch Distributors (the “AB Distributors”) (See Note 17).  If the TCCC North American Bottlers and/or AB Distributors are generally not as successful in selling our products as the Dr. Pepper Snapple Group, Inc. was, this could have a material adverse effect on our financial condition and consolidated results of operations.

Credit Risk – The Company sells its products nationally and internationally, primarily to retailers and beverage distributors.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

Fair Value of Financial Instruments – The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements – On January 1, 2008, the Company adopted SFAS” No. 157, “Fair Value Measurements” for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), that clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as management did not elect the fair value option for any other financial instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity with GAAP.”  The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted.  The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2.                                       FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

In accordance with SFAS No. 157, the following represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash	$23,944	$-	$-	$23,944
Money market funds	172,558	-	-	172,558
U.S. Treasuries	80,240	-	-	80,240
Municipal securities	1,154	-	-	1,154
Auction rate securities	-	-	97,617	97,617
Total	$277,896	$-	$97,617	$375,513

Amounts included in:
Cash and cash equivalents	$256,801	$-	$-	$256,801
Short-term investments	21,095	-	8,050	29,145
Long-term investments	-	-	89,567	89,567
Total	$277,896	$-	$97,617	$375,513

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the year ended December 31, 2008, a large portion of the auctions for these auction rate securities failed and there is no assurance that auctions on the remaining auction rate securities in the Company’s investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors.  In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, certain of these securities are classified as long-term investments in the accompanying consolidated balance sheets.

At December 31, 2008, the Company held auction rate securities with a face value of $112.5 million.  Subsequent to December 31, 2008, the Company redeemed $8.1 million of auction rate securities at par, which are included in short-term investments. A Level 3 valuation was performed on the remaining $104.5 million of the Company’s auction rate securities as of December 31, 2008, which indicated an impairment of $14.9 million, resulting in a fair value of

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

$89.6 million which is included in long-term investments. This valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

In addition to the Company’s Level 3 valuation performed as of December 31, 2008, the Company also reviewed various factors in determining whether to record a temporary or other than temporary impairment charge related to the decline in fair value on our available-for sale securities, including length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and any guarantors if applicable, any specific events which may influence the operations of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.  Based on this analysis, the Company determined that of the $14.9 million impairment of its auction rate securities, $14.4 million was deemed temporary. This amount has been recorded, net of a tax benefit of $5.7 million, as a component of accumulated other comprehensive loss for the year ended December 31, 2008.  In addition, the Company determined that $0.5 million of impairment was other than temporary and recorded a charge to interest and other income, net, for the year ended December 31, 2008.

Based on the Company’s ability to access cash and other short-term investments and based on the Company’s expected operating cash flows, the Company does not anticipate that the current lack of liquidity of these investments will have a material effect on its liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by the Company, the Company may be required to recognize additional impairments on these investments.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008:

Level 3 Auction Rate Securities
Balance at December 31, 2007	$-
Transfers to Level 3	227,089
Realized loss included in income	(527)
Unrealized loss included in other comprehensive income (loss)	(14,356)
Net settlements	(114,589)
Balance at December 31, 2008	$97,617

3.                                       INVESTMENTS

The following table summarizes the Company’s investments at December 31, 2008 and 2007:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months
Held to Maturity
Short-term
U.S. Treasuries	$19,941	$-	$-	$19,941	$-

Available-for-sale
Short-term:
Municipal securities	$1,154	$-	$-	$1,154	$-
Auction rate securities	8,050	-	-	8,050	-
Long-term:
Auction rate securities	103,923	-	14,356	89,567	14,356
Total	$133,068	$-	$14,356	$118,712	$14,356

December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months
Available-for-sale
Short-term:
Municipal securities	$63,125	$-	$-	$63,125	$-
Long-term:
Auction rate securities	227,085	4	-	227,089	-
Total	$290,210	$4	$-	$290,214	$-

The Company’s short-term investments as of December 31, 2007 included variable rate demand notes of $60.6 million.  Although the underlying maturities of these securities are long-term in nature, the investments are classified as short-term because they contain a ‘put’ feature which allows the holder to tender the securities at par value on seven days notice.  The ‘put’ feature is supported by a letter of credit or standby purchase agreement provided by a highly-rated commercial bank. The notes are issued by municipalities and other tax-exempt entities and the interest rate payable on these investments resets on a weekly basis.  Subsequent to December 31, 2007, the Company redeemed all its holdings of variable rate demand notes at par value. Subsequent to December 31, 2008, the Company redeemed $8.1 million of auction rate securities at par.

The following table summarizes the maturities of the Company’s investments at December 31, 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Amortized Cost	Fair Value
Less than 1 year	$29,145	$29,145
Due 1 - 10 years	700	662
Due 11 - 20 years	8,325	7,485
Due 21 - 30 years	63,000	55,881
Due 31 - 40 years	31,898	25,539
Total	133,068	118,712

4.                                       INVENTORIES

Inventories consist of the following at December 31:

	2008	2007
Raw materials	$24,454	$32,293
Finished goods	91,872	65,847
	$116,326	$98,140

5.                                       PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2008	2007
Land	$1,417	$-
Leasehold improvements	2,112	2,027
Furniture and office equipment	6,025	3,921
Equipment	3,850	1,937
Vehicles	8,175	5,333
	21,579	13,218
Less: accumulated depreciation and amortization	(7,190)	(4,651)
	$14,389	$8,567

6.                                       INTANGIBLES, Net

The following provides additional information concerning the Company’s intangibles as of December 31:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2008	2007
Amortizing trademarks	$1,169	$1,169
Accumulated amortization	(456)	(401)
	713	768
Non-amortizing trademarks	27,652	23,298
	$28,365	$24,066

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years). Total amortization expense recorded was $0.06 million for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, future estimated amortization expense related to amortizing trademarks through the year ended December 31, 2013 is approximately $0.06 million per year.

7.                                       LONG-TERM DEBT

HBC has a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates (“LIBOR”) up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on this line of credit at December 31, 2008 and 2007. Letters of credit issued on behalf of the Company totaling $0.3 million under this credit facility were outstanding as of December 31, 2008 and 2007, respectively.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios.  The Company was in compliance with these covenants at December 31, 2008.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

Long-term debt consists of the following at December 31:

	2008	2007

Capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates ranging from 3.1% to 12.8%, with final payments ending on or before December 31, 2009.	$959	$663
	959	663
Less: current portion of long-term debt	(959)	(663)
	$-	$-

At December 31, 2008 and 2007, the assets acquired under capital leases had a net book value of $2.7 million and $2.3 million, net of accumulated depreciation of $1.3 million and $1.1 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Interest expense, including amounts for capital lease obligations, amounted to $0.04 million, $0.05 million and $0.05 million for the years ended December 31, 2008, 2007 and 2006, respectively.

8.                                       ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	December 31, 2008	December 31, 2007
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $5,696	$(8,660)	$-
Foreign currency translation adjustments	(2,165)	(47)
Total accumulated other comprehensive loss	$(10,825)	$(47)

9.                                       TREASURY STOCK PURCHASE

During the year ended December 31, 2008 the Company purchased 3.9 million shares of common stock at an average purchase price of $26.77 per share which the Company holds in treasury. No shares were purchased during the year ended December 31, 2007.  During the year ended December 31, 2006 the Company purchased 1.0 million shares of common stock at an average purchase price of $27.70 per share which the Company holds in treasury.

10.                                 EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the three years ended December 31, 2008, 2007 and 2006 is presented below:

(In Thousands)	2008	2007	2006
Weighted-average shares outstanding:
Basic	92,515	91,178	89,936
Dilutive securities	5,015	7,696	8,650
Diluted	97,530	98,874	98,586

For the years ended December 31, 2008, 2007 and 2006, options outstanding totaling 1.4 million shares, 0.2 million shares and 0.03 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

11.                                 COMMITMENTS AND CONTINGENCIES

Operating Leases – In October 2006, we also entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California.  This lease commitment provides for minimum rental payments for 120 months, commencing March 2007, excluding renewal options.  The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. The new warehouse and distribution space replaced our previous warehouse and distribution space also located in Corona, California.

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

In September 2007, we relocated our corporate offices to newly leased offices in Corona, California. The Company has sublet a small portion of our previous office, warehouse and distribution space on a month to month basis.  In addition, we continue to utilize the remaining portion of this space as overflow for our main warehouse.  This lease expires in October 2010.

The Company also rents additional warehouse space on a short-tem basis from time to time in public warehouses located throughout the United States and Canada.

Rent expense was $3.5 million, $3.3 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental payments at December 31, 2008 under the operating leases referred to above are as follows:

Year ending December 31:

2009	$3,156
2010	2,845
2011	2,143
2012	2,255
2013 and thereafter	9,865
$20,264

Purchase Commitments – The Company has purchase commitments aggregating approximately $44.6 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should we fail to purchase the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  Our maximum liability under this agreement as of December 31, 2008 is $4.0 million, subject to compliance by Rexam with a number of conditions under this agreement.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, containers, milk and cream from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time.  The aggregate value of purchases from suppliers of such limited resources described above for the year ended December 31, 2008 was $116.2 million.

Noncancelable contractual obligations – The Company has noncancelable contractual obligations aggregating approximately $53.0 million related primarily to sponsorships and other commitments, payable over four years.

Licensing Agreements – The Company produces, sells and distributes Lost® Energy™ drinks under an exclusive license with Lost International LLC.  The license agreement requires certain royalty payments to be made related to the sale of Lost® brand products.  Royalty expense under this agreement for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $0.5 million, and $0.7 million, respectively.

Litigation – In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name.  In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation.  National subsequently repudiated the settlement agreement and HBC responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement.  On August 14, 2007, the United States District Court entered an Order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction.  National appealed the District Court’s decision to the Ninth Circuit Court of Appeals, which heard oral arguments on December 11, 2008.  No decision has been issued on the appeal.

In August 2006, HBC filed a civil action in the Federal Court of Australia, Victoria District Registry, against Bickford’s Australia (Pty) Limited and Meak (Pty) Ltd. (collectively “Bickfords”), in which HBC sought an injunction restraining Bickfords from selling or offering for sale or promoting in Australia any energy drink or beverage under the MONSTER ENERGY™ or MONSTER™ marks or any similar marks, and further sought damages and costs.  Bickfords cross-claimed seeking an order to restrain HBC from selling, offering for sale or promoting in Australia any drink product under the Monster Energy or Monster trademarks or any similar trademarks, and for costs.  In December 2008, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation.  Pursuant to the terms of the settlement agreement, Bickfords will cease all use of the Monster and Monster Energy marks in Australia (after depletion of its existing inventory) and will assign to HBC all trademark applications and registrations which consist of or include the MONSTER ENERGY™ and MONSTER™ marks it has lodged throughout the world, including those lodged in Australia, New Zealand, Singapore, Malaysia, Hong Kong and Indonesia.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court, of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, and the Court heard oral arguments on January 14, 2009.  No decision has been issued on the appeal.

In January 2007, the Company’s distributor for the Riverside County and San Bernardino County, California territories, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement upon thirty days prior written notice.  Gate City threatened to take “appropriate action” against the Company and third parties for what it contended was an improper termination of the distribution agreement.  The Company denied Gate City’s assertion regarding improper termination of the applicable distribution agreement.  On February 6, 2008, Gate City filed a demand for arbitration with the American Arbitration Association to be held in Orange County, California, claiming damages in an amount exceeding $5.0 million, plus attorneys’ fees and costs.  The Company disputes liability and is defending the claim. The arbitration hearing has been set for May 2009.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including Special Committee (see “Other Matters” within this Note 11) investigation costs (the “St. Paul Complaint”).   The Company purchased from St. Paul a directors and officers insurance policy that the Company contends covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California.  On August 8, 2008, St. Paul answered the St. Paul Complaint and denied that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  Motions for summary judgment on certain major issues in the litigation have been filed by the parties.  The Court has scheduled a hearing on those motions for March 2009.  A trial has been preliminarily scheduled in this litigation for November 2009.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc. and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The Court granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The matter is now proceeding before FINRA.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA and the matter is now proceeding before FINRA.

Securities Litigation - On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al . was also filed in the District Court.

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

The New Jersey Carpenters Pension Fund and the Structural Ironworkers Local Union #1 Pension Fund filed motions on November 10, 2008 for consolidation of the actions and for appointment of Lead Plaintiff and Lead Counsel.  A hearing on the motions is expected in March 2009.  If a motion for consolidation is granted, defendants must respond within forty-five days from the date of service of any consolidated complaint or the designation of one complaint as the operative complaint in the consolidated class actions.  If a motion for consolidation is denied, then defendants must respond to the complaints within forty-five days from the date on which the denial of such motion is entered on the Court’s docket.

Derivative Litigation - On September 15, 2008, a derivative complaint was filed in the Superior Court of the State of California, County of Riverside, styled Stueve v. Sacks, et al.  On October 15, 2008, a second derivative complaint was filed in the United States District Court for the Central District of California, styled Merckel v. Sacks, et al. The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

Pursuant to a stipulation among the parties that was so ordered by the Court on November 2, 2008, the Stueve action was voluntarily dismissed in its entirety and without prejudice.

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as the administrator of the Estate of Michael B. Schott and Hilrod Holdings, L.P.   The Company is named as a nominal defendant.  The factual allegations of the complaint are substantially similar to those set forth in the two securities class action complaints described above.  The complaint also alleges, among other things, that between May 2007 and the date of the filing of the complaint, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

On December 4, 2008, Plaintiff in the Merckel action filed a motion to consolidate that action with another lawsuit involving similar allegations filed in the Central District of California, styled Dislevy v. Sacks, et al.  The Dislevy complaint, which names some but not all of the defendants in the Merckel action, has not been served.  A hearing on the motion to consolidate is expected for March 2009.  If the motion to consolidate is granted, defendants must respond within 45 days after the filing and service of a consolidated amended complaint.  If the motion to consolidate is denied, defendants must respond to the Merckel complaint within 45 days from entry of the order denying the motion or from the filing of any amended complaint, whichever is later.

On February 17, 2009, Plaintiff in the Merckel action voluntarily dismissed The Estate of Michael B. Schott from the action without prejudice.

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

Other Matters – Commencing in fiscal 2006, a special committee (the “Special Committee”) of the Board of Directors of the Company, assisted by independent legal counsel and accounting advisors retained by the Special Committee, conducted an independent investigation of the Company’s stock option grants and stock option granting practices during the period January 1, 2001 through November 13, 2006, which resulted in a pre-tax compensation charge of approximately $1.3 million related to certain unintentional accounting errors.  Such charge was recorded in operating expenses for the year

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

ended December 31, 2006.  The Company has elected to compensate employees with outstanding stock options that were affected by such errors for all additional taxes, interest and penalties payable by them pursuant to the Internal Revenue Code. Accordingly, a charge of approximately $2.8 million was recorded in operating expenses for the year ended December 31, 2007 and is included accrued liabilities at December 31, 2008 and 2007, respectively.

12.                               STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at December 31, 2008: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant.  As of December 31, 2008, options to purchase 17,478,200 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 4,521,800 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant.  Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As of December 31, 2008, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair market value of the options on the date of grant.  Outstanding options generally vest over five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $13.9 million, $10.2 million and $8.3 million of compensation expense relating to outstanding options during the years ended December 31, 2008, 2007 and 2006, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.4%	60.7%	57.7%
Risk free interest rate	3.4%	4.3%	4.7%
Expected lives	5.7 Years	5.5 Years	6.0 Years

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2007	9,462	$7.91	6.5	$344,589
Granted fiscal quarter ended March 31, 2008	40	$41.08
Granted fiscal quarter ended June 30, 2008	1,479	$31.94
Granted fiscal quarter ended September 30, 2008	93	$26.93
Granted fiscal quarter ended December 31, 2008	119	$27.06
Exercised	(1,002)	$2.25
Cancelled or forfeited	(161)	$18.69
Outstanding at December 31, 2008	10,030	$12.38	6.4	$216,580
Vested and expected to vest in the future at December 31, 2008	9,703	$12.01	6.3	$212,875
Exercisable at December 31, 2008	5,224	$6.03	5.3	$144,541

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$0.45 - $0.45	905	3.5	$0.45	905	$0.45
$0.53 - $0.53	1,721	4.4	$0.53	1,721	$0.53
$1.02 - $5.41	630	5.4	$2.13	82	$2.26
$6.59 - $6.59	2,680	6.2	$6.59	1,400	$6.59
$6.66 - $12.43	484	6.7	$11.33	164	$11.62
$16.87 - $16.87	1,346	6.9	$16.87	822	$16.87
$20.03 - $28.96	279	9.1	$25.98	22	$22.85
$31.72 - $31.72	1,429	9.4	$31.72	-	$0.00
$32.25 - $44.77	549	8.5	$41.39	106	$41.30
$45.97 - $45.97	7	8.7	$45.97	2	$45.97
	10,030	6.4	$12.38	5,224	$6.03

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $18.42 per share, $24.06 per share and $17.87 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $29.7 million, $133.1 million and $84.0 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2008, 2007 and 2006 was approximately $2.3 million, $8.0 million and $3.9 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $29.4 million and $17.3 million, respectively.

At December 31, 2008, there was $39.2 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2008, 2007 and 2006 for share-based compensation related to employees and non-employees.  Employee and non-employee share-based compensation expense of $13.9 million for the year ended December 31, 2008 is comprised of $4.5 million that relates to incentive stock options and $9.4 million that relates to non-qualified stock options. Employee and non-employee share-based compensation expense of $10.2 million for the year ended December 31, 2007 is comprised of $3.4 million that relates to incentive stock options and $6.8 million that relates to non-qualified stock options. Employee and non-employee share-based compensation expense of $8.3 million for the year ended December 31, 2006 is comprised of $2.5 million that relates to incentive stock options and $5.8

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

million that relates to non-qualified stock options.  The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	2008	2007	2006
Operating expenses	$13,899	$10,246	$8,346
Total employee and non-employee share-based compensation expense included in income, before income tax	13,899	10,246	8,346
Less: Amount of income tax benefit recognized in earnings	(3,665)	(3,057)	(2,546)
Amount charged against net income	$10,234	$7,189	$5,800

Impact on net income per common share:
Basic	$0.11	$0.08	$0.06
Diluted	$0.10	$0.07	$0.06

13.                               INCOME TAXES

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$90,018	$83,990	$61,291
State	20,021	20,604	13,862
	110,039	104,594	75,153

Deferred:
Federal	(35,932)	(11,674)	(9,147)
State	(7,125)	(2,473)	(1,716)
Foreign	(1,537)	(97)	-
	(44,594)	(14,244)	(10,863)
	$65,445	$90,350	$64,290

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
U.S. Federal tax expense at statutory rates	$60,717	$83,915	$56,784
State income taxes, net of federal tax benefit	8,676	11,790	7,895
Permanent differences	(1,344)	(881)	(553)
Domestic production deduction	(4,733)	(4,435)	-
Other	2,129	(39)	164
	$65,445	$90,350	$64,290

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2008	2007
Deferred Tax Assets:
Reserve for sales returns	$254	$424
Reserve for doubtful accounts	47	62
Reserve for inventory obsolescence	1,281	1,335
Reserve for marketing development fund	3,149	3,136
Capitalization of inventory costs	713	889
State franchise tax	2,347	3,887
Accrued compensation	371	257
Accrued other liabilities	1,202	1,202
Deferred revenue	58,317	16,787
Stock-based compensation	7,615	3,951
Comprehensive income	6,058	-
Securities impairment	237	-
Foreign net operating loss carryforward	1,635	97
Total gross deferred tax assets	$83,226	$32,027

Deferred Tax Liabilities:
Amortization of graphic design	$(70)	$(80)
Amortization of trademarks	(6,143)	(5,645)
Depreciation	(1,524)	(1,104)
Total gross deferred tax liabilities	(7,737)	(6,829)
Net deferred tax assets	$75,489	$25,198

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.  The Company’s net deferred tax assets were not reduced by tax valuation allowances at December 31, 2008 and 2007.  Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 2008 and 2007 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

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

Upon adoption of FIN No. 48 as of January 1, 2007, the Company’s reassessment of its tax positions did not have a material impact on the consolidated financial statements.  The following is a rollforward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the fiscal years ended December 31, 2008 and 2007 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2006	$-
Additions for tax positions related to the current year	1,291
Balance at December 31, 2007	$1,291
Additions for tax positions related to the current year	689
Decreases for tax positions related to fiscal 2007	(68)
Balance at December 31, 2008	$1,912

The gross unrealized tax benefits, if recognized, would result in a reduction of the Company’s provision and effective tax rate. With the adoption of FIN No. 48, the Company has decided to classify interest and penalties as a component of tax expense.  Interest and penalties of $0.2 million on unrecognized tax benefits were accrued as a component of tax expense as of December 31, 2008.  All of the FIN No. 48 liabilities accrued are attributable to the Domestic Production Deduction.  The Company believes that the uncertainty which gives rise to the total amount of unrecognized tax benefit at December 31, 2008, will be resolved within the next 12 months as the Internal Revenue Service concludes its examination of the deduction.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005.  The examination is expected to be completed within the next twelve months.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2005 through 2007 tax years. State income tax returns are subject to examination for the 2004 through 2007 tax years.

14.           EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Participating employees may contribute up to 15% of their pretax salary up to statutory limits.  The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date.  Matching contributions were $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

15.           RELATED-PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company.  Expenses incurred in connection with services rendered by such firms to the Company during the years ended December 31, 2008, 2007 and 2006 were $2.4 million, $5.5 million and $1.5 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2008, 2007 and 2006 were $0.8 million, $0.8 million and $1.0 million, respectively.

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

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the years ended December 31, 2008, 2007 and 2006 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$937,901	$95,879	$-	$1,033,780
Contribution margin	216,104	521	-	216,625
Corporate & unallocated expenses	-	-	(53,034)	(53,034)
Operating income				163,591
Interest and other income, net	(44)	-	9,930	9,886
Income before provision for income taxes				173,477
Depreciation & amortization	1,462	31	1,924	3,417
Trademark amortization	-	44	11	55

	Year Ended December 31, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$809,792	$94,673	$-	$904,465
Contribution margin	281,635	3,890	-	285,525
Corporate & unallocated expenses	-	-	(54,539)	(54,539)
Operating income				230,986
Interest and other income, net	(30)	-	8,800	8,770
Income before provision for income taxes				239,756
Depreciation & amortization	904	31	1,193	2,128
Trademark amortization	-	44	12	56

	Year Ended December 31, 2006
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$514,312	$91,462	$-	$605,774
Contribution margin	187,851	6,110	-	193,961
Corporate & unallocated expenses	-	-	(35,382)	(35,382)
Operating income				158,579
Interest and other income, net	(48)	(3)	3,711	3,660
Income before provision for income taxes				162,239
Depreciation & amortization	615	31	892	1,538
Trademark amortization	-	44	12	56

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Corporate and unallocated expenses were $53.0 million for year ended December 31, 2008 and included $33.5 million of payroll costs, of which $13.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $10.2 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $54.5 million for year ended December 31, 2007 and included $29.1 million of payroll costs, of which $10.2 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $16.6 million attributable to professional service expenses, including accounting and legal costs.  Corporate and unallocated expenses were $35.4 million for the year ended December 31, 2006 and included $20.0 million of payroll costs, of which $8.3 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $8.2 million attributable to professional service expenses, including accounting and legal costs.

The Company’s net sales by product line for years ended December 31, 2008, 2007 and 2006, respectively, were as follows:

Product Line	2008	2007	2006
Energy drinks	$939,729	$813,525	$518,998
Non-carbonated (primarily juice based beverages)	65,713	62,269	60,151
Carbonated (primarily soda beverages)	28,338	28,671	26,625
	$1,033,780	$904,465	$605,774

17.           DISTRIBUTION AGREEMENTS

During the second quarter of 2006, the Company entered into a distribution agreement with Cadbury Bebidas, S.A. de C.V. (“Cadbury Bebidas”), for exclusive distribution by Cadbury Bebidas throughout Mexico, excluding Baja California, of the Company’s Monster Energy® and Lost® EnergyTM energy products.  In December 2008, this distributor was notified of the termination of its distribution agreement on January 25, 2009. This agreement was terminated on January 25, 2009.

During the second quarter of 2006, the Company entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, in markets designated by the Company, the Company’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks and Rumba®, Samba and Tango brand energy juice, as well as additional products that may be agreed between the parties.

During the first quarter of 2007, the Company entered into the On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB.  Under the On-Premise Agreement, AB manages and coordinates the sale, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by the Company.

During the first quarter of 2007, the Company entered into a distribution agreement with Pepsi-QTG Canada, a division of PepsiCo Canada, ULC (“Pepsi Canada”), for the exclusive distribution by Pepsi Canada throughout Canada of the Company’s Monster Energy®, Lost® EnergyTM and Hansen’s® energy products.  This agreement was terminated by the Company effective December 31, 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

During the fourth quarter of 2008, the Company entered into the Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”).  Pursuant to the TCCC North American Coordination Agreement, the Company has designated, and in the future may designate, territories in which bottlers from TCCC’s network of partially owned and independent bottlers, including the TCCC North American Bottlers, will distribute and sell primarily its Monster Energy® beverages (the “Products”) in the United States and Canada.

During the fourth quarter of 2008, the Company entered into the Monster Energy Distribution Agreement with CCE pursuant to which CCE was appointed to distribute, directly and through certain sub-distributors, the Products in portions of twenty-four U.S. states (the “U.S. Territories”). The Company may designate additional territories within reasonable proximity to the U.S. Territories and CCE will use reasonable good faith efforts to add the additional territories.  During the fourth quarter of 2008, the Company entered into the Monster Energy Canadian Distribution Agreement with the CCBC, pursuant to which CCBC has been appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance commencing on January 1, 2009.  In addition, during the fourth quarter of 2008, the Company entered into distribution agreements with Consolidated, United and other TCCC North American Bottlers for the distribution of Products in various territories within the U.S.

During the fourth quarter of 2008, the Company entered into the Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC.  Pursuant to the TCCC International Coordination Agreement, the Company has designated, and in the future may designate, countries in which the Company wishes to appoint TCCC distributors to distribute and sell the Products.

During the fourth quarter of 2008, the Company entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE pursuant to which CCE has been appointed to distribute directly and through certain sub-distributors the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco.

During the fourth quarter of 2008, the Company entered into a distribution agreement with Comercializadora Eloro, S.A., a subsidiary of Grupo Jumex for exclusive distribution throughout Mexico, excluding the Baja and Senora regions, for distribution of its Monster Energy® and Monster Energy® KhaosTM energy drinks as well as select Java MonsterTM non-carbonated dairy based coffee drinks.  Distribution under this agreement commenced January 26, 2009.

Pursuant to the new and/or amended distribution agreements entered into with certain distributors as discussed above, net amounts of $113.0 million and $21.0 million from such distributors, relating to the costs of terminating the Company’s prior distributors, were recorded for the years ended December 31, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying consolidated balance sheets and will be recognized as revenue ratably over the anticipated life of the respective distribution agreements, generally 20 years.  Distributor receivables related to these new and/or amended distributor agreements totaled $90.7 million and $5.4 million as of December 31, 2008 and 2007, respectively.  Revenue recognized was $14.3 million, $1.9 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in the $14.3 million of revenue recognized for the year ended December 31, 2008, was $11.6 million related to the acceleration of deferred revenue balances associated with certain of the Company’s prior distributors who were terminated in the fourth quarter of 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company incurred termination costs to certain of its prior distributors amounting to $118.1 million, $15.3 million and $12.7 million in aggregate for the years ended December 31, 2008, 2007 and 2006, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2008, 2007 and 2006. Accrued distributor %s in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 (representing termination costs not paid to our prior distributors prior to the end of the fiscal year) were $102.3 million and $4.3 million, respectively.

18.           QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2008	$212,178	$104,719	$28,811	$0.31	$0.29
June 30, 2008	282,244	146,213	50,232	0.54	0.51
September 30, 2008	284,986	149,436	52,437	0.57	0.54
December 31, 2008	254,372	138,426	(23,448)	(0.25)	(0.25)
	$1,033,780	$538,794	$108,032

Quarter ended:
March 31, 2007	$165,853	$85,637	$20,198	$0.22	$0.21
June 30, 2007	244,763	128,253	38,311	0.43	0.39
September 30, 2007	247,211	128,382	45,797	0.50	0.46
December 31, 2007	246,638	125,741	45,100	0.49	0.45
	$904,465	$468,013	$149,406

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2008	$1,240	8,425	(8,673)	$992
2007	$902	8,723	(8,385)	$1,240
2006	$968	4,671	(4,737)	$902

Inventory reserves:

2008	$3,145	2,089	(3,180)	$2,054
2007	$1,140	2,553	(548)	$3,145
2006	$841	569	(270)	$1,140