Form 10-Q
period 2009-03-31
HANSEN NATURAL CORP
filed 2009-05-11
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _  No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting	Smaller reporting company ☐
company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes        No   X

The Registrant had 90,573,984 shares of common stock, par value $0.005 per share, outstanding as of April 29, 2009.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(In Thousands, Except Par Value) (Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$279,123	$256,801
Short-term investments	4,975	29,145
Trade accounts receivable, net	95,739	45,233
Distributor receivables	24,365	90,722
Inventories	110,101	116,326
Prepaid expenses and other current assets	8,990	8,379
Prepaid income taxes	-	4,977
Deferred income taxes	9,741	9,741
Total current assets	533,034	561,324

INVESTMENTS	86,539	89,567
PROPERTY AND EQUIPMENT, net	17,677	14,389
DEFERRED INCOME TAXES	64,583	65,748
INTANGIBLES, net	28,993	28,365
OTHER ASSETS	1,864	2,444
	$732,690	$761,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,784	$64,787
Accrued liabilities	26,096	12,524
Accrued distributor terminations	11,925	102,282
Accrued compensation	3,169	6,782
Current portion of debt	1,149	959
Income taxes payable	10,847	-
Total current liabilities	108,970	187,334

DEFERRED REVENUE	138,373	138,187

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 97,097 shares issued and 90,574 outstanding as of March 31, 2009; 96,851 shares issued and 90,328 outstanding as of December 31, 2008	485	484
Additional paid-in capital	122,060	117,106
Retained earnings	503,245	461,680
Accumulated other comprehensive loss	(8,314)	(10,825)
Common stock in treasury, at cost; 6,523 shares as of March 31, 2009 and December 31, 2008, respectively	(132,129)	(132,129)
Total stockholders’ equity	485,347	436,316
	$732,690	$761,837

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2009 AND 2008
(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended March 31,
	2009	2008

NET SALES	$244,206	$212,178

COST OF SALES	114,027	107,459

GROSS PROFIT	130,179	104,719

OPERATING EXPENSES	64,402	61,891

OPERATING INCOME	65,777	42,828

OTHER (EXPENSE) INCOME:
Interest and other income, net	1,016	3,626
Other-than-temporary impairment of investments	(3,539)	-
Total other (expense) income	(2,523)	3,626

INCOME BEFORE PROVISION FOR INCOME TAXES	63,254	46,454

PROVISION FOR INCOME TAXES	21,689	17,643

NET INCOME	$41,565	$28,811

NET INCOME PER COMMON SHARE:
Basic	$0.46	$0.31
Diluted	$0.44	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	90,433	93,314
Diluted	95,316	99,007

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2009 AND 2008
(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,565	$28,811
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of trademark	32	14
Depreciation and other amortization	1,069	730
Loss on disposal of property and equipment	62	1
Stock-based compensation	2,735	2,110
Impairment on investments	3,539	-
Deferred income taxes	-	(55)
Tax benefit from exercise of stock options	(1,205)	(1,047)
Reversal of doubtful accounts	-	(15)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(50,559)	(246)
Distributor receivables	66,358	-
Inventories	5,910	(11,644)
Prepaid expenses and other current assets	(613)	(3,787)
Prepaid income taxes	4,977	-
Accounts payable	(8,146)	3,901
Accrued liabilities	12,279	3,303
Accrued distributor terminations	(90,335)	(260)
Accrued compensation	(3,614)	(3,101)
Income taxes payable	12,052	7,688
Deferred revenue	186	(475)
Net cash (used in) provided by operating activities	(3,708)	25,928
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	14,966	-
Sales of available-for-sale investments	11,629	114,850
Purchases of available-for-sale investments	-	(102,358)
Purchases of property and equipment	(3,354)	(886)
Proceeds from sale of property and equipment	42	-
Additions to trademarks	(660)	(323)
Decrease (increase) in other assets	578	(12)
Net cash provided by investing activities	23,201	11,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(397)	(319)
Tax benefit from exercise of stock options	1,205	1,047
Issuance of common stock	1,031	808
Net cash provided by financing activities	1,839	1,536

Effect of exchange rate changes on cash and cash equivalents	990	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,322	38,735
CASH AND CASH EQUIVALENTS, beginning of period	256,801	12,440
CASH AND CASH EQUIVALENTS, end of period	$279,123	$51,175

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$16	$14
Income taxes	$4,662	$10,011

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2009 AND 2008
(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Hansen Natural Corporation entered into capital leases for the acquisition of promotional vehicles of $0.6 million and $0.09 million for the three-months ended March 31, 2009 and 2008, respectively.

Included in accounts payable is equipment purchased of $0.5 million and $0.04 million as of March 31, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), for a summary of significant accounting policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its wholly-owned subsidiaries, Hansen Beverage Company (“HBC”), Monster LDA Company, formerly known as Hard e Beverage Company and previously known as Hard Energy Company and as CVI Ventures, Inc., Monster Energy UK Limited (Incorporated in the United Kingdom), a direct wholly owned subsidiary of HBC, Monster Energy Limited (incorporated in Ireland), a direct wholly owned subsidiary of HBC, Monster Energy AU Pty, Ltd. (incorporated in Australia), a direct wholly owned subsidiary of HBC, Blue Sky Natural Beverage Co. (“Blue Sky”), a direct wholly owned subsidiary of HBC and Hansen Junior Juice Company (“Junior Juice”), a direct  wholly owned subsidiary of HBC and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).  HBC conducts the vast majority of the Company’s operating business and generates substantially all of the Company’s operating revenues.

The Company’s financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2009 and 2008 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.         RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.  In  accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP 157-2 did not have a material impact on the Company’s financial position, results of operations and liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On January 1, 2009, the Company adopted FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FSP 142-3 did not have a material impact on its financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.  The Company is currently evaluating the effect of adopting FSP 107-1 on its financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 115-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 115-2 requires comparative disclosures only for periods ending after initial adoption.  The Company is currently evaluating the effect of adopting FSP 115-2 on its financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption.  The Company is currently evaluating the effect of adopting FSP 157-4 on its financial position, results of operations and liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.         FAIR VALUE MEASUREMENTS

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

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy at March 31, 2009:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Level 1	Level 2	Level 3	Total
Cash	$31,144	$-	$-	$31,144
Money market funds	187,676	-	-	187,676
U.S. Treasuries	65,278	-	-	65,278
Municipal securities	-	-	-	-
Auction rate securities	-	-	86,539	86,539
Total	$284,098	$-	$86,539	$370,637

Amounts included in:
Cash and cash equivalents	$279,123	$-	$-	$279,123
Short-term investments	4,975	-	-	4,975
Investments	-	-	86,539	86,539
Total	$284,098	$-	$86,539	$370,637

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the three-months ended March 31, 2009, the auctions for these auction rate securities failed.  The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors.  In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities are classified as long-term investments in the accompanying condensed consolidated balance sheets.

At March 31, 2009, the Company held auction rate securities with a face value of $102.0 million (cost basis of $101.5 million). A Level 3 valuation was performed on the Company’s auction rate securities as of March 31, 2009, which indicated an impairment of $15.5 million, an increase of $0.6 million from $14.9 million as of December 31, 2008, resulting in a fair value of $86.5 million, which is included in long-term investments.  This valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

In addition to the Company’s Level 3 valuation performed as of March 31, 2009, the Company also reviewed various factors in determining whether to record a temporary or other-than-temporary impairment charge related to the decline in fair value on our available-for-sale securities, including

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and any guarantors if applicable, any specific events which may influence the operations of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.  Based on this analysis, the Company determined that of the $15.5 million impairment of its auction rate securities, $11.5 million was deemed temporary.  This amount has been recorded, net of a tax benefit of $4.5 million, as a component of accumulated other comprehensive loss as of March 31, 2009.  In addition, the Company determined that $3.5 million of impairment was other than temporary and recorded a charge to other (expense) income for the three-months ended March 31, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008).

Based on the Company’s ability to access cash and cash equivalents and other short-term investments and based on the Company’s expected operating cash flows, the Company does not anticipate that the current lack of liquidity of these investments will have a material effect on its liquidity or working capital.  If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by the Company, the Company may be required to recognize additional impairments on these investments.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009:

Level 3 Auction Rate Securities
Balance at December 31, 2008	$97,617
Transfers to Level 3	-
Recognized loss included in income	(3,539)
Unrealized gain included in other comprehensive income (loss)	2,936
Net settlements	(10,475)
Balance at March 31, 2009	$86,539

4.         INVESTMENTS

The following table summarizes the Company’s investments at March 31, 2009 and December 31, 2008:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months
Held to Maturity
Short-term
U.S. Treasuries	$4,975	$-	$-	$4,975	$-

Available-for-sale
Short-term:
Municipal securities	$-	$-	$-	$-	$-
Auction rate securities	-	-	-	-	-
Long-term:
Auction rate securities	97,960	-	11,421	86,539	11,421
Total	$102,935	$-	$11,421	$91,514	$11,421

December 31, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months
Held to Maturity
Short-term
U.S. Treasuries	$19,941	$-	$-	$19,941	$-

Available-for-sale
Short-term:
Municipal securities	$1,154	$-	$-	$1,154	$-
Auction rate securities	8,050	-	-	8,050	-
Long-term:
Auction rate securities	103,923	-	14,356	89,567	14,356
Total	$133,068	$-	$14,356	$118,712	$14,356

The following table summarizes the maturities of the Company’s investments at March 31, 2009.

	Amortized Cost	Fair Value
Less than 1 year	$4,975	$4,975
Due 1 - 10 years	700	660
Due 11 - 20 years	8,325	7,298
Due 21 - 30 years	64,775	56,758
Due 31 - 40 years	24,160	21,823
Total	$102,935	$91,514

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2009	December 31, 2008
Raw materials	$28,090	$24,454
Finished goods	82,011	91,872
	$110,101	$116,326

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2009	December 31, 2008
Land	$1,417	$1,417
Leasehold improvements	2,113	2,112
Furniture and office equipment	6,924	6,025
Equipment	6,509	3,850
Vehicles	8,735	8,175
	25,698	21,579
Less: accumulated depreciation and amortization	(8,021)	(7,190)
	$17,677	$14,389

7.         INTANGIBLES, Net

Intangibles consist of the following at:

	March 31, 2009	December 31, 2008
Amortizing trademarks	$1,059	$1,169
Accumulated amortization	(378)	(456)
	681	713
Non-amortizing trademarks	28,312	27,652
	$28,993	$28,365

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense recorded was $0.03 and $0.01 million for the three-months ended March 31, 2009 and 2008, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                    DISTRIBUTION AGREEMENTS

Pursuant to certain new and/or amended distribution agreements entered into with certain distributors, net amounts of $8.8 million and $0.1 million due from such distributors were accounted for as deferred revenue in the accompanying condensed consolidated balance sheets for the three-months ended March 31, 2009 and 2008, respectively. Deferred revenue is recognized as revenue ratably over the anticipated life of the respective distribution agreements, generally 20 years. Revenue recognized was $1.9 million and $0.5 million for the three-months ended March 31, 2009 and 2008, respectively.  The Company incurred termination costs to certain of its prior distributors amounting to $1.1 million during the three-months ended March 31, 2009.  No termination costs were incurred by the Company during the three-months ended March 31, 2008.

9.                                    COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has purchase commitments aggregating approximately $66.3 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms and are due within the next twelve months.

The Company has noncancelable contractual obligations aggregating approximately $51.0 million, which are related primarily to sponsorships and other marketing activities.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”) dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four year period commencing from January 1, 2006 through December 31, 2009.  Under the terms of the agreement, if the Company fails to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  The Company’s maximum liability under this agreement as of March 31, 2009 is $3.5 million, subject to compliance by Rexam with certain conditions.

In the fourth quarter of 2008, the Company entered into licensing and programming agreements with SAP America, Inc. for its global enterprise resource planning software initiative to replace its existing legacy software.  The Company estimates the remaining cost for implementation of the initiative will be approximately $3.5 million.  The project commenced in the first quarter of 2009 with a targeted production live date in the first quarter of 2010.

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

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, and the Court heard oral arguments on January 14, 2009.  No decision has been issued on the appeal.

In January 2007, the Company’s former distributor for the Riverside County and San Bernardino County, California territories, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement upon thirty days prior written notice.  Gate City threatened to take “appropriate action” against the Company and third parties for what it contended was an improper termination of the distribution agreement.  The Company denied Gate City’s assertion regarding improper termination of the applicable distribution agreement.  On February 6, 2008, Gate City filed a demand for arbitration with the American Arbitration Association to be held in Orange County, California, claiming damages in an amount exceeding $5.0 million, plus attorneys’ fees and costs. The litigation was settled between the parties in April 2009 for an amount substantially lower than that claimed.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including Special Committee investigation costs (the “St. Paul Complaint”).   The Company purchased from St. Paul a directors and officers insurance policy that the Company contends covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but has refused to pay the remainder of the limits

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference. The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California and shortly thereafter answered the St. Paul Complaint, denying that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  On January 30, 2009, St. Paul filed a motion for partial summary judgment on certain issues in the litigation.  The Court entered an order on St. Paul’s motion on April 9, 2009, partially granting but partially denying its motion.  Pre-trial discovery on damages and other issues is continuing.  The parties are preparing for a court-ordered mediation scheduled for June 2009.  A trial has been scheduled on the remaining issues in this litigation in January 2010.

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

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The New Jersey Carpenters Pension Fund and the Structural Ironworkers Local Union #1 Pension Fund filed motions on November 10, 2008 for consolidation of the actions and for appointment of Lead Plaintiff and Lead Counsel.  A hearing on the motions (which had been previously scheduled for March 2009, but which was adjourned) is currently scheduled for June 2009.  If a motion for consolidation is granted, defendants must respond within forty-five days from the date of service of any consolidated complaint or the designation of one complaint as the operative complaint in the consolidated class actions.  If a motion for consolidation is denied, then defendants must respond to the complaints within forty-five days from the date on which the denial of such motion is entered on the Court’s docket.

Derivative Litigation - On October 15, 2008, a derivative complaint was filed in the United States District Court for the Central District of California (the “District Court”), styled Merckel v. Sacks, et al.  On November 17, 2008, a second derivative complaint styled Dislevy v. Sacks, et al. was also filed in the District Court.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Rodney C. Sacks (“Sacks”), Hilton H. Schlosberg (“Schlosberg”), Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati (“Selati”), Thomas J. Kelly (“Kelly”), Mark J. Hall (“Hall”), Kirk S. Blower (“Blower”), and Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the complaint are substantially similar to those set forth in the two securities class action complaints described above.  The complaint also alleges, among other things, that between May 2007 and the date of the filing of the complaint, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

The Dislevy complaint, which has not been served, makes substantially similar factual allegations as the Merckel complaint, but names only Sacks, Schlosberg, Selati, Kelly, Hall, and Blower as defendants.  The Dislevy complaint asserts only two causes of action:  breach of fiduciary duty and unjust enrichment.  The suit seeks an unspecified amount of damages to be paid to the Company and equitable relief.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On December 4, 2008, Plaintiff in the Merckel action filed a motion to consolidate that action with the Dislevy action.  A hearing on the motion to consolidate (which had been previously scheduled for March 2009, but which was adjourned) is currently scheduled for June 2009.  If the motion to consolidate is granted, defendants must respond within 45 days after the filing and service of a consolidated amended complaint.  If the motion to consolidate is denied, defendants must respond to the Merckel complaint within 45 days from entry of the order denying the motion or from the filing of any amended complaint, whichever is later.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit. The Company intends to vigorously defend against these lawsuits.

10.                            COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended
	March 31,
	2009	2008
Net income, as reported	$41,565	$28,811
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	1,771	(3,228)
Foreign currency translation adjustments	740	1
Comprehensive income	$44,076	$25,584

The components of accumulated other comprehensive loss is as follows:

	March 31, 2009	December 31, 2008
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $4.5 million and $5.7 million as of March 31, 2009 and December 31, 2008, respectively.	$(6,889)	$(8,660)
Foreign currency translation adjustments	(1,425)	(2,165)
Total accumulated other comprehensive loss	$(8,314)	$(10,825)

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

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  Stock options are exercisable at such time and in such amounts as determined by the Compensation Committee of the Board of Directors of the Company up to a ten-year period after their date of grant.  As of March 31, 2009, options to purchase 17,485,500 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 4,514,500 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2005 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director is initially elected, each eligible director is entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director shall receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options become exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director become fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that are not exercised generally expire ten years after the date of grant.  Option grants may be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan is a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan does not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As of March 31, 2009, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan and options to purchase 723,200 shares of the Company’s common stock remained available for grant.

Under the Company’s stock option plans, all grants are made at prices based on the fair value of the options on the date of grant.  Outstanding options generally vest over five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $2.7 million and $2.1 million of compensation expense relating to outstanding options during the three-months ended March 31, 2009 and 2008, respectively.  Refer to “Change in Estimated Forfeiture Rate” later within this Note 11 for additional information.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the three-months ended March 31, 2009 and 2008:

Three-Months Ended March 31,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	66.2%	61.8%
Risk free interest rate	1.8%	3.1%
Expected lives	5.0 Years	6.0 Years

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2009	10,030	$12.38	6.4	$216,580
Granted	123	$33.90
Exercised	(246)	$4.20
Cancelled or forfeited	(115)	$4.43
Outstanding at March 31, 2009	9,792	$12.95	6.2	$228,880
Vested and expected to vest in the future at March 31, 2009	8,908	$11.44	6.0	$221,065
Exercisable at March 31, 2009	5,974	$6.00	5.2	$179,924

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2009 and 2008 was $19.04 per share and $23.97 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2009 and 2008 was $7.6 million and $9.2 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Cash received from option exercises under all plans for the three-months ended March 31, 2009 and 2008 was approximately $1.0 million and $0.8 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended March 31, 2009 and 2008 was $1.2 million and $0.6 million, respectively.

At March 31, 2009, there was $35.7 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

Change in Estimated Forfeiture Rate

During the three-months ended March 31, 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its most senior executives based on their dissimilar historical forfeiture experience as compared to non-senior executives.  This modification resulted in a change from a 3.0% forfeiture rate to an 11.2% forfeiture rate. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options, resulting primarily from non-senior executives and other employee departures from the Company. The impact of these events was a benefit of approximately $1.1 million which was included in operating expenses in the condensed consolidated statement of income for the three-months ended March 31, 2009.

12.                            INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Upon adoption of FIN No. 48 as of January 1, 2007, the Company’s reassessment of its tax positions did not have a material impact on the consolidated financial statements.  The following is a rollforward of the Company’s total gross unrecognized tax benefits for the three-months ended March 31, 2009 (in thousands):

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Gross Unrealized Tax Benefits
Balance at December 31, 2008	$1,912
Additions for tax positions related to the current year	-
Decreases related to settlement with taxing authorities	(1,912)
Balance at March 31, 2009	$-

In March 2009, the Internal Revenue Service concluded its examination of the Domestic Production tax claim attributable to the 2005 and 2006 years.  The Company’s position was upheld on its uncertain tax positions attributable to the Domestic Production Deduction.  As a result, the FIN No. 48 liability was reduced by $1.9 million of unrecognized tax benefits.  The removal of accrued uncertain tax positions and related interest and penalties previously recorded resulted in a $2.1 million increase in net income for the three-months ended March 31, 2009.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005.  The examination was completed in March 2009 with no significant adjustments.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions.  Federal income tax returns of the Company are subject to IRS examination for the 2006 through 2007 tax years. State income tax returns are subject to examination for the 2004 through 2007 tax years.

13.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three-months ended March 31, 2009 and 2008 is presented below:

	Three-Months Ended
	March 31,
	2009	2008
Weighted-average shares outstanding:
Basic	90,433	93,314
Dilutive securities	4,883	5,693
Diluted	95,316	99,007

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

For the three-months ended March 31, 2009 and 2008, options outstanding totaling 2.3 million and 0.5 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the three-months ended March 31, 2009 and 2008 are as follows:

	Three-Months Ended March 31, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$222,519	$21,687	$-	$244,206
Contribution margin	79,286	1,170	-	80,456
Corporate and unallocated expenses	-	-	(14,679)	(14,679)
Operating income				65,777
Other (expense) income	(16)	-	(2,507)	(2,523)
Income before provision for income taxes				63,254
Depreciation and amortization	564	8	497	1,069
Trademark amortization	-	11	21	32

	Three-Months Ended March 31, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$189,711	$22,467	$-	$212,178
Contribution margin	56,278	(1,127)	-	55,151
Corporate and unallocated expenses	-	-	(12,323)	(12,323)
Operating income				42,828
Other (expense) income	(14)	-	3,640	3,626
Income before provision for income taxes				46,454
Depreciation and amortization	278	8	444	730
Trademark amortization	-	11	3	14

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $14.7 million for the three-months ended March 31, 2009 and included $8.7 million of payroll costs, of which $2.7 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $3.2 million attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $12.3 million for the three-months ended March 31, 2008 and included $7.2 million of payroll costs, of which $2.1 million was attributable to stock based compensation expense (see Note 11, “Stock-Based Compensation”), and $3.3 million of professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 28% and 11% of the Company’s net sales for the three-months ended March 31, 2009. Two customers made up approximately 22% and 12% respectively, of the Company’s net sales for the three-months ended March 31, 2008.

Net sales to customers outside the United States amounted to $29.1 million and $18.0 million for the three-months ended March 31, 2009 and 2008, respectively. Such sales were approximately 11.9% and 8.5% of net sales for the three-months ended March 31, 2009 and 2008, respectively.

The Company’s net sales by product line for the three-months ended March 31, 2009 and 2008, respectively, were as follows:

	Three-Months Ended
	March 31,
	2009	2008
Energy drinks	$222,592	$190,176
Non-carbonated (primarily juice based beverages)	13,981	16,209
Carbonated (primarily soda beverages)	7,633	5,793
	$244,206	$212,178

15.                            RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company.  Expenses incurred in connection with services rendered by such firms to the Company during the three-months ended March 31, 2009 and 2008 were $0.4 million and $1.8 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2009 and 2008 were $0.2 million and $0.1 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®; Monster Hitman Energy Shooter™ and Lost® Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices.  We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee drinks. Additionally, we market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name.  In July 2008, we began to market, sell and distribute enhanced water beverages under the Vidration™ brand name.

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

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks.  Any decrease in sales of our Monster Energy® brand energy drinks could cause a significant adverse effect on our future revenues and net income.  Our DSD segment represented 91.1% and 89.4% of our net sales for the three-months ended March 31, 2009 and 2008, respectively.  Competitive pressure in the energy drink category could adversely affect our operating results.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes such as cancer research.  Our extreme sports team endorsements include teams such as the Pro Circuit — Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Ken Block

Rally Racing Team and the Tech 3 Moto GP Team.  Our individual athlete and/or personality endorsements include extreme sports figures and athletes such as NASCAR Camping World Truck Series racer Ricky Carmichael, World Champion Moto GP motorcycle racer Valentino Rossi, television personalities such as Rob Dyrdek as well as many athletes that compete in other extreme sports related activities, particularly, the Winter and Summer X-Games, supercross, motocross, freestyle motocross, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile freestyle, snowmobile racing, etc.  Our event endorsements include a wide range of events such as the Monster Energy® Supercross Series, the AMA Pro Motocross Championship Series and the Vans Warped Tour. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

Our gross sales* of $278.9 million for the three-months ended March 31, 2009 again represented record sales for our first fiscal quarter.  The increase in gross sales for the three-months ended March 31, 2009 was primarily attributable to increased sales of our Monster Energy® brand energy drinks.  Gross sales for the three-months ended March 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for all of our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that gross sales for the three-months ended March 31, 2008 were reduced by approximately 8% to 9% as a result of purchases made by our customers in advance of such price increases.  We did not limit the amount of purchases our customers could execute at our existing 2007 fourth quarter prices.

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

Gross sales to customers outside the United States amounted to $35.3 million and $20.1 million for the three-months ended March 31, 2009 and 2008, respectively. Such sales were approximately 12.6% and 8.2% of gross sales for the three-months ended March 31, 2009 and 2008, respectively.  The reclassification of certain military customers from gross sales to customers within the United States to gross sales to customers outside the United States, resulted in an increase in gross sales outside the United States of $3.1 million for the three-months ended March 31, 2008 over amounts previously reported.

During the first quarter of 2009, we ascertained that it was likely that our west coast co-packer of our aseptic juice products would cease to produce such products in the near future.  We have secured alternative co-packing facilities to replace that portion of our volume of such products, but have not yet commenced production.  As a result, there may be a disruption in our ability to continue to supply that portion of our volume of such products to customers, either partially or completely.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the three-months ended March 31, 2009 and 2008 are reflected below.  Such information reflects sales by us direct to the customer types concerned, which include our full service beverage distributors.  Such full service beverage distributors in turn sell certain of our products to the same customer types.  We do not have complete details of their sales of our products to their respective customer types and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.  The allocations below reflect changes made by us to the categories historically reported.

	Three-Months Ended March 31,
	2009	2008
Full service distributors	63%	66%
Club stores, drug chains & mass merchandisers	15%	14%
Outside the U.S.	13%	8%
Retail grocery, specialty chains and wholesalers	6%	9%
Other	3%	3%

Our customers include Coca Cola Enterprises, Inc. (“CCE”), Coca Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB  Distributors”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and Albertsons.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCE, a customer of the DSD segment, accounted for approximately 28% of our net sales for the three-months ended March 31, 2009.  Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11% and 12% of our net sales for the three-months ended March 31, 2009 and 2008, respectively.  Dr. Pepper Snapple Group, Inc., a former customer of the DSD division, accounted for approximately 22% of our net sales for the three-months ended March 31, 2008.  Our distribution agreement with the Dr. Pepper Snapple Group, Inc. was terminated by us effective November 9, 2008.  The related terminated distributor territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2009 and 2008, respectively.

	Three-Months Ended March 31,		Percentage Change
	2009	2008	09 vs. 08
Gross sales, net of discounts & returns *	$278,854	$243,999	14.3%
Less: Promotional and other allowances**	34,648	31,821	8.9%
Net sales[1]	244,206	212,178	15.1%
Cost of sales	114,027	107,459	6.1%
Gross profit	130,179	104,719	24.3%
Gross profit margin as a percentage of net sales	53.3%	49.4%

Operating expenses	64,402	61,891	4.1%

Operating expenses as a percentage of net sales	26.4%	29.2%

Operating income	65,777	42,828	53.6%
Operating income as a percentage of net sales	26.9%	20.2%

Other (expense) income:
Interest and other income, net	1,016	3,626	(72.0%)
Other-than-temporary impairment of investments	(3,539)	-	(100.0%)
Total other (expense) income	(2,523)	3,626	(169.6%)

Income before provision for income taxes	63,254	46,454	36.2%

Provision for income taxes	21,689	17,643	22.9%

Net income	$41,565	$28,811	44.3%
Net income as a percentage of net sales	17.0%	13.6%

Net income per common share:
Basic	$0.46	$0.31	48.9%
Diluted	$0.44	$0.29	49.9%

Case sales (in thousands) (in 192-ounce case equivalents)	23,468	22,274	5.4%

1Includes $1.9 million and $0.5 million for the three-months ended March 31, 2009 and 2008, respectively, related to the recognition of deferred revenue attributable to distribution agreements entered into with certain distributors.

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

Results of Operations for the Three-Months Ended March 31, 2009 Compared to the Three-Months Ended March 31, 2008

Gross Sales.* Gross sales were $278.9 million for the three-months ended March 31, 2009, an increase of approximately $34.9 million, or 14.3% higher than gross sales of $244.0 million for the three-months ended March 31, 2008.  The increase in gross sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line (introduced in September 2008).  To a lesser extent the increase in gross sales was attributable to increased sales by volume of Hansen’s Natural Sodas®. The increase in gross sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee drinks, juice blends, Lost Energy® brand energy drinks and sports drinks.  Gross sales for the three-months ended March 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for all of our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that gross sales for the three-months ended March 31, 2008 were reduced by approximately 8% to 9% as a result of purchases made by our customers in advance of such price increases. Gross sales for the three-months ended March 31, 2009 were also impacted by an increase of $1.4 million related to the recognition of deferred revenue.  Promotional and other allowances were $34.6 million for the three-months ended March 31, 2009, an increase of $2.8 million, or 8.9% higher than promotional and other allowances of $31.8 million for the three-months ended March 31, 2008. Promotional and other allowances as a percentage of gross sales decreased to 12.4% from 13.0% for the three-months ended March 31, 2009 and 2008, respectively.  As a result, the percentage increase in gross sales for the three-months ended March 31, 2009 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $244.2 million for the three-months ended March 31, 2009, an increase of approximately $32.0 million, or 15.1% higher than net sales of $212.2 million for the three-months ended March 31, 2008.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice and Hansen’s Natural Sodas®.  The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee drinks, juice blends, Lost Energy® brand energy drinks and sports drinks.  Net sales for the three-months ended March 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008.  We estimate that net sales for the three-months ended March 31, 2008 were reduced by approximately 8% to 9% as a result of purchases made by our customers in advance of such price increases. Net sales for the three-months ended March 31, 2009 were also impacted by an increase of $1.4 million related to the recognition of deferred revenue.

Case sales, in 192-ounce case equivalents, were 23.5 million cases for the three-months ended March 31, 2009, an increase of 1.2 million cases or 5.4% higher than case sales of 22.3 million cases for the three-months ended March 31, 2008. The overall average net sales price per case increased to $10.41 for the three-months ended March 31, 2009 or 9.2% higher than the average net sales price per case of $9.53 for the three-months ended March 31, 2008.  The increase in the average net sales prices per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $222.5 million for the three-months ended March 31, 2009, an increase of approximately $32.8 million, or 17.3% higher than net sales of $189.8 million for the three-months ended March 31, 2008.  The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks, as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line.  The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee drinks and Lost Energy® brand energy drinks.

Net sales for the Warehouse segment were $21.7 million for the three-months ended March 31, 2009, a decrease of approximately $0.8 million, or 3.5% lower than net sales of $22.5 million for the three-months ended March 31, 2008. The decrease in net sales was primarily attributable to decreased sales by volume of juice blends and sports drinks.  The decrease in net sales was partially offset by increased sales by volume of apple juice and Hansen’s Natural Sodas®.  Changes in pricing within the Warehouse segment did not have a material impact on net sales for the three-months ended March 31, 2009.

Gross Profit.*** Gross profit was $130.2 million for the three-months ended March 31, 2009, an increase of approximately $25.5 million, or 24.3% higher than the gross profit of $104.7 million for the three-months ended March 31, 2008.  Gross profit as a percentage of net sales increased to 53.3% for the three-months ended March 31, 2009 from 49.4% for the three-months ended March 31, 2008.  The increase in net sales contributed to the increase in gross profit dollars.  The increase in gross profit as a percentage of net sales was partially attributable to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment as well as a decrease in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee drinks which have lower gross profit margins than our Monster Energy® brand energy drinks.  In addition, the increase in gross profit as a percentage of net sales was attributable to a decrease in the cost of certain raw materials including certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate as well as decreased trade marketing costs.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.

Operating Expenses.   Total operating expenses were $64.4 million for the three-months ended March 31, 2009, an increase of approximately $2.5 million, or 4.1% higher than total operating expenses of $61.9 million for the three-months ended March 31, 2008. Total operating expenses as a percentage of net sales was 26.4% for the three-months ended March 31, 2009, compared to 29.2% for three-months ended March 31, 2008.  The increase in operating expenses in dollars was partially attributable to increased expenditures of $2.2 million for sponsorships and endorsements, increased expenditures of $1.6 million for our trade development program, increased payroll expenses of $2.7 million and increased expenditures of $1.1 million related to the costs associated with terminating existing distributors.  The increase in operating expenses in dollars was partially offset by decreased expenditures of $3.3 million for merchandise displays, decreased expenditures of $1.1 million for out-bound freight and warehouse costs and decreased expenditures of $1.0 million for in-store demos.  The individual increases in operating expenses include costs of $5.2 million, or 2.1% of net sales, relating to the launch of the Monster Energy® brand in Europe for the three-months ended March 31, 2009.

Contribution Margin.  Contribution margin for the DSD segment was $79.3 million for the three-months ended March 31, 2009, an increase of approximately $23.0 million, or 40.9% higher than contribution margin of $56.3 million for the three-months ended March 31, 2008.  The increase in the contribution margin for the DSD segment was primarily due to increased sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line.  Contribution margin for the Warehouse segment was $1.2 million for the three-months ended March 31, 2009, approximately $2.3 million higher than contribution margin of ($1.1) million for the three-months ended March 31, 2008.  The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross margin as a result of decreases in the costs of certain raw materials, particularly apple juice concentrate and by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008.  The WIC program continues on a non-exclusive basis in which we participate with our apple, grape, white grape and pineapple 64-ounce juice products.  Juice blends are not eligible under the existing program.

Operating Income.  Operating income was $65.8 million for the three-months ended March 31, 2009, an increase of approximately $23.0 million, or 53.6% higher than operating income of $42.8 million for the three-months ended March 31, 2008.  Operating income as a percentage of net sales increased to 26.9% for the three-months ended March 31, 2009 from 20.2% for the three-months ended March 31, 2008.  The increase in operating income and operating income as a percentage of net sales was primarily due to an increase in gross profit of $25.5 million.

Other (Expense) Income.  Other (expense) income was ($2.5) million for the three-months ended March 31, 2009, a decrease of $6.1 million from $3.6 million for the three-months ended March 31, 2008.  This decrease was primarily attributable to a $3.5 million other-than temporary impairment of long-term investments and decreased interest revenue earned on our cash balances and short- and long-term investments.

Provision for Income Taxes.  Provision for income taxes for the three-months ended March 31, 2009 was $21.7 million, as compared to $17.6 million for the three-months ended March 31, 2008.  The effective combined federal and state tax rate was 34.3% and 38.0% for the three-months ended March 31, 2009 and 2008, respectively.   The decrease in the effective tax rate for the three-months ended March 31, 2009 was primarily due to a $1.9 million reduction in our uncertain tax positions as a result of the Internal Revenue Service’s conclusion of its examination of our Domestic Production Deduction tax claim (See Note 12 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements).

Net Income.  Net income was $41.6 million for the three-months ended March 31, 2009, an increase of $12.8 million or 44.3% higher than net income of $28.8 million for the three-months ended March 31, 2008. The increase in net income was primarily attributable to an increase in gross profit of $25.5 million. This was partially offset by an increase in operating expenses of $2.5 million, a decrease in other (expense) income of $6.1 million and an increase in provision for income taxes of $4.0 million.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities – Net cash used in operating activities was $3.7 million for the three-months ended March 31, 2009, as compared with net cash provided by operating activities of $25.9 million for the three-months ended March 31, 2008.  For the three-months ended March 31, 2009, cash used in operating activities was primarily attributable to a $90.3 million decrease in accrued distributor terminations, a $50.6 million increase in accounts receivable, an $8.1 million decrease in accounts payable and a $3.6 million decrease in accrued compensation. For the three-months ended March 31, 2009, cash used in operating activities was reduced due to a $66.4 million decrease in distributor receivables, net income earned of $41.6 million and adjustments for certain non-cash expenses consisting of a $3.5 million impairment on investments and $2.7 million of stock-based compensation.  For the three-months ended March 31, 2009, cash used in operating activities was also reduced due to a $12.3 million increase in accrued liabilities, a $12.1 million increase in income taxes payable, a $5.9 million decrease in inventories and a $5.0 million decrease in prepaid income taxes.

Cash flows provided by investing activities – Net cash provided by investing activities was $23.2 million for the three-months ended March 31, 2009, as compared to $11.3 million for the three-months ended March 31, 2008.  For the three-months ended March 31, 2009, cash used in investing activities was primarily attributable to purchases of property and equipment.  For the three-months ended March 31, 2008 cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments.  For the three-months ended March 31, 2009, cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity investments and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At March 31, 2009, we had $279.1 million in cash and cash equivalents and $91.5 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities. The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the three-months ended March 31, 2009 the auctions for these auction rate securities failed and there is no assurance that future auctions will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently these securities have been classified as long-term investments in our condensed consolidated financial statements.  We anticipate that due to the default interest rates now payable on certain of these securities and for other reasons, certain issuers are likely to take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the default interest rates now payable on such securities.

At March 31, 2009, we held auction rate securities with a face value of $102.0 million (cost basis of $101.5 million).  A Level 3 valuation was performed on our auction rate securities as of March 31, 2009, which indicated an impairment of $15.5 million, an increase of $0.6 million from $14.9 million as of December 31, 2008, resulting in a fair value of $86.5 million, which is included in long-term investments in our condensed consolidated financial statements. This valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

In addition to our Level 3 valuation performed as of March 31, 2009, we also reviewed various factors in determining whether to record a temporary or other-than-temporary impairment charge related to the decline in fair value on our available-for-sale securities, including length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and any guarantors if applicable, any specific events which may influence the operations of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.  Based on this analysis, we determined that of the $15.5 million impairment on our auction rate securities, $11.5 million was deemed temporary. This amount has been recorded, net of a tax benefit of $4.5 million, as a component of accumulated other comprehensive loss for the three-months ended March 31, 2009.  In addition, we determined that $3.5 million of impairment was other-than-temporary and recorded a charge to other (expense) income, in our condensed consolidated financial statements for the three-months ended March 31, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008).

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

Cash flows provided by financing activities – Net cash provided by financing activities was $1.8 million for the three-months ended March 31, 2009, as compared to net cash provided by financing activities of $1.5 million for the three-months ended March 31, 2008.  For the three-months ended March 31, 2009, cash provided by financing activities was primarily attributable to a $1.2 million tax benefit in connection with the exercise of certain stock options and proceeds of $1.0 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Debt and other obligations – We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2007. In accordance with the amended provisions of the credit facility, we increased our available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates (“LIBOR”) up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at March 31, 2009. Letters of credit issued on our behalf totaling $0.2 million under this credit facility were outstanding as of March 31, 2009.

At March 31, 2009, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $20.0 million through March 2010.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of March 31, 2009:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$50,984	$35,682	$15,302	$-	$-
Capital Leases	1,149	1,149	-	-	-
Operating Leases	19,474	3,139	7,040	4,643	4,652
Purchase Commitments	66,315	66,315	-	-	-
	$137,922	$106,285	$22,342	$4,643	$4,652

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products.  These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce resealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  Our maximum liability under this agreement as of March 31, 2009 is $3.5 million, subject to compliance by Rexam with a number of conditions under this agreement.

In the fourth quarter of 2008, we entered into licensing and programming agreements with SAP America, Inc. for our global enterprise resource planning software initiative to replace our existing legacy software.  We estimate the remaining cost for implementation of the initiative will be approximately $3.5 million.  The project commenced in the first quarter of 2009 with a targeted production live date in the first quarter of 2010.

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

In October 2006, we entered into an agreement to acquire 1.8 acres of vacant land for a purchase price of $1.4 million, which is currently in escrow.  In August 2008, we completed the purchase of an additional 1.09 acres of adjacent land for a purchase price of $1.4 million.  The properties are located adjacent to our newly leased warehouse and distribution space.  We are reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land to replace our existing office space.

We have sublet a small portion of our previous office, warehouse and distribution space on a month to month basis.  In addition, we continue to utilize the remaining portion of this space as additional warehousing to supplement our main warehouse.  This lease expires in October 2010.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three-months ended March 31, 2009 and 2008, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.  Sales of Fizzit™ powdered drink mixes (which were discontinued in September 2008) are expressed in actual cases.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year.  It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year.  Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of our products expands to new geographic locations outside the United States. Our experience with our energy drink products suggests that they are less seasonal than traditional beverages.  As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations could be further mitigated.  However, such fluctuations may be either greater or lesser due to the commencement of sales by us of our energy drinks in different countries around the world from time to time and which have different climate conditions and are situated in different hemispheres.  Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes and/or increases in advertising and promotional expenses.

(In thousands, except average	Three-Months Ended
price per case)	March 31,
	2009	2008

Net sales	$244,206	$212,178
Case sales (192-ounce case equivalents)	23,468	22,274
Average price per case	$10.41	$9.53

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

Changes to our critical accounting policies are discussed in “Recently Issued Accounting Pronouncements” discussed below. There have been no other material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP 157-2 did not have a material impact on the Company’s financial position, results of operations and liquidity.

On January 1, 2009, the Company adopted FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FSP 142-3 did not have a material impact on its financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.  The Company is currently evaluating the effect of adopting FSP 107-1 on its financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 115-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 115-2 requires comparative disclosures only for periods ending after initial adoption.  The Company is currently evaluating the effect of adopting FSP 115-2 on its financial position, results of operations and liquidity.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption.  The Company is currently evaluating the effect of adopting FSP 157-4 on its financial position, results of operations and liquidity.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act of 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things.  All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

•                Disruption in distribution or sales and/or decline in sales due to the termination of distribution agreements with certain of our existing distributors and the appointment of select Coca-Cola Bottlers and/or AB wholesalers as distributors for the territories of such terminated distributors;

•                The impact of the acquisition of AB by InBev;

•                Lack of anticipated demand for our products in international markets;

•                Unfavorable international regulations, including taxation requirements, tariffs or trade restrictions;

•                Any proceedings which may be brought against us by the SEC or other governmental agencies;

•                The outcome of the shareholder derivative actions and shareholder securities litigation filed against us and/or certain of our officers and directors, and the possibility of other private litigation;

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

•                Our ability to sustain the current level of sales of our Monster Energy® brand energy drinks, our Java Monster™ line of non-carbonated dairy based coffee drinks and our Monster Hitman Energy Shooter™ product line;

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

•                Our ability to penetrate new domestic or international markets;

•                Our ability to gain approval or mitigate the delay in securing approval for the sale of our products in various countries;

•                Economic or political instability in one or more of our international markets;

•                Our ability to secure competent and/or effective distributors internationally;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar, glucose, sucrose and milk and cream, which are used in many of our products) and limited availability of certain raw materials.  We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.  In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

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

Our gross sales to customers outside of the United States were approximately 12.6% of consolidated gross sales for the three-months ended March 31, 2009.  Our growth strategy includes expanding our international business. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2009, to be significant.  For the three-months ended March 31, 2009 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short-term investments.  Certain of our short-term investments are subject to interest rate risk because these investments generally include a fixed interest rate.  As a result, the market values of these investments are affected by changes in prevailing interest rates.

At March 31, 2009, we had $279.1 million in cash and cash equivalents and $91.5 million in short- and long-term investments.  We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

The applicable interest rate on auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes.  During the three-months ended March 31, 2009 the auctions for these auction rate securities failed. Based on an assessment of fair value as of March 31, 2009, we determined that there was a decline in fair value of our auction rate securities of $15.5 million.  We determined that of the $15.5 million decline in fair value of our auction rate securities, $11.5 million was deemed temporary.  This amount has been recorded, net of a tax benefit of $4.5 million, as a component of other comprehensive loss for the three-months ended March 31, 2009. In addition, we determined that the remaining $3.5 million was other than temporary and recorded a charge in other (expense) income for the three-months ended March 31, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008).  There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed.  These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information on our auction rate securities.

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

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, and the Court heard oral arguments on January 14, 2009.  No decision has been issued on the appeal.

In January 2007, the Company’s former distributor for the Riverside County and San Bernardino County, California territories, Gate City Beverage Company (“Gate City”), notified the Company of its intention to sell its business and requested the Company consent to the assignment of the distribution agreement with the Company.  The Company declined its consent and exercised its contractual right to terminate the Gate City distribution agreement upon thirty days prior written notice.  Gate City threatened to take “appropriate action” against the Company and third parties for what it contended was an improper termination of the distribution agreement.  The Company denied Gate City’s assertion regarding improper termination of the applicable distribution agreement.  On February 6, 2008, Gate City filed a demand for arbitration with the American Arbitration Association to be held in Orange County, California, claiming damages in an amount exceeding $5.0 million, plus attorneys’ fees and costs. The litigation was settled between the parties in April 2009 for an amount substantially lower than that claimed.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including Special Committee investigation costs (the “St. Paul Complaint”).   The Company purchased from St. Paul a directors and officers insurance policy that the Company contends covered such expenses during the pertinent time period.   St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California and shortly thereafter answered the St. Paul Complaint, denying that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  On January 30, 2009, St. Paul filed a motion for partial summary judgment on certain major issues in the litigation.  The Court entered an order on St. Paul’s motion on April 9, 2009, partially granting and partially denying its motion.  Pre-trial discovery on various damages and other issues is continuing.  The parties are preparing for a court-ordered mediation scheduled for June 2009.  A trial has been scheduled on all remaining issues in this litigation for January 2010.

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

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding.

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

The New Jersey Carpenters Pension Fund and the Structural Ironworkers Local Union #1 Pension Fund filed motions on November 10, 2008 for consolidation of the actions and for appointment of Lead Plaintiff and Lead Counsel.  A hearing on the motions (which had been previously scheduled for March 2009, but which was adjourned) is currently scheduled for June

2009.  If a motion for consolidation is granted, defendants must respond within forty-five days from the date of service of any consolidated complaint or the designation of one complaint as the operative complaint in the consolidated class actions.  If a motion for consolidation is denied, then defendants must respond to the complaints within forty-five days from the date on which the denial of such motion is entered on the Court’s docket.

Derivative Litigation - On October 15, 2008, a derivative complaint was filed in the United States District Court for the Central District of California (the “District Court”), styled Merckel v. Sacks, et al.  On November 17, 2008, a second derivative complaint styled Dislevy v. Sacks, et al. was also filed in the District Court.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Rodney C. Sacks (“Sacks”), Hilton H. Schlosberg (“Schlosberg”), Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati (“Selati”), Thomas J. Kelly (“Kelly”), Mark J. Hall (“Hall”), Kirk S. Blower (“Blower”), and Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the complaint are substantially similar to those set forth in the two securities class action complaints described above.  The complaint also alleges, among other things, that between May 2007 and the date of the filing of the complaint, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

The Dislevy complaint, which has not been served, makes substantially similar factual allegations as the Merckel complaint, but names only Sacks, Schlosberg, Selati, Kelly, Hall, and Blower as defendants.  The Dislevy complaint asserts only two causes of action:  breach of fiduciary duty and unjust enrichment.  The suit seeks an unspecified amount of damages to be paid to the Company and equitable relief.

On December 4, 2008, Plaintiff in the Merckel action filed a motion to consolidate that action with the Dislevy action.  A hearing on the motion to consolidate (which had been previously scheduled for March 2009, but which was adjourned) is currently scheduled for June 2009.  If the motion to consolidate is granted, defendants must respond within 45 days after the filing and service of a consolidated amended complaint.  If the motion to consolidate is denied, defendants must respond to the Merckel complaint within 45 days from entry of the order denying the motion or from the filing of any amended complaint, whichever is later.

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

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

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

HANSEN NATURAL CORPORATION
Registrant

Date: May 11, 2009	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer