Form 10-Q
period 2009-06-30
HANSEN NATURAL CORP
filed 2009-08-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Monica Circle, Suite 201

Corona, California 92880

(Address of principal executive offices) (Zip code)

(951) 739 — 6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The Registrant had 90,630,234 shares of common stock, par value $0.005 per share, outstanding as of July 30, 2009.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

JUNE 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,283	$256,801
Short-term investments	30,290	29,145
Trade accounts receivable, net	101,913	45,233
Distributor receivables	23,994	90,722
Inventories	117,344	116,326
Prepaid expenses and other current assets	13,149	8,379
Prepaid income taxes	—	4,977
Deferred income taxes	9,741	9,741
Total current assets	579,714	561,324

INVESTMENTS	87,902	89,567
PROPERTY AND EQUIPMENT, net	23,835	14,389
DEFERRED INCOME TAXES	63,328	65,748
INTANGIBLES, net	29,819	28,365
OTHER ASSETS	1,899	2,444
Total Assets	$786,497	$761,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,489	$64,787
Accrued liabilities	27,493	12,524
Accrued distributor terminations	3,865	102,282
Accrued compensation	4,936	6,782
Current portion of debt	772	959
Income taxes payable	8,533	—
Total current liabilities	102,088	187,334

DEFERRED REVENUE	134,134	138,187

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 97,153 shares issued and 90,630 outstanding as of June 30, 2009; 96,851 shares issued and 90,328 outstanding as of December 31, 2008	486	484
Additional paid-in capital	127,185	117,106
Retained earnings	560,535	461,680
Accumulated other comprehensive loss	(5,802)	(10,825)
Common stock in treasury, at cost; 6,523 shares as of June 30, 2009 and December 31, 2008, respectively	(132,129)	(132,129)
Total stockholders’ equity	550,275	436,316
Total Liabilities and Stockholders’ Equity	$786,497	$761,837

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2009 AND 2008

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET SALES	$300,250	$282,244	$544,456	$494,422

COST OF SALES	138,421	136,031	252,448	243,489

GROSS PROFIT	161,829	146,213	292,008	250,933

OPERATING EXPENSES	69,046	68,023	133,448	129,916

OPERATING INCOME	92,783	78,190	158,560	121,017

OTHER INCOME (EXPENSE):
Interest and other income, net	401	2,769	1,418	6,395
Other-than-temporary impairment of investments	—	—	(3,539)	—
Total other income (expense)	401	2,769	(2,121)	6,395

INCOME BEFORE PROVISION FOR INCOME TAXES	93,184	80,959	156,439	127,412

PROVISION FOR INCOME TAXES	35,895	30,727	57,584	48,369

NET INCOME	$57,289	$50,232	$98,855	$79,043

NET INCOME PER COMMON SHARE:
Basic	$0.63	$0.54	$1.09	$0.85
Diluted	$0.60	$0.51	$1.04	$0.80

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	90,604	92,911	90,519	93,113
Diluted	95,282	97,996	95,285	98,509

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2009 AND 2008

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,855	$79,043
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	44	27
Depreciation and other amortization	2,247	1,539
Loss (gain) on disposal of property and equipment	53	(5)
Stock-based compensation	6,460	5,779
Impairment on investments	3,539	—
Deferred income taxes	—	(710)
Tax benefit from exercise of stock options	(2,091)	(2,174)
Provision for doubtful accounts	140	17
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(56,645)	(1,924)
Distributor receivables	66,728	—
Inventories	(950)	(25,078)
Prepaid expenses and other current assets	(4,681)	(6,915)
Prepaid income taxes	4,977	—
Accounts payable	(7,320)	14,506
Accrued liabilities	13,326	2,772
Accrued distributor terminations	(98,420)	(260)
Accrued compensation	(1,846)	(1,291)
Income taxes payable	10,624	9,178
Deferred revenue	(4,053)	(1,381)
Net cash provided by operating activities	30,987	73,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	19,941	—
Sales of available-for-sale investments	13,129	253,879
Purchases of held-to-maturity investments	(29,990)	—
Purchases of available-for-sale investments	—	(106,685)
Purchases of property and equipment	(10,579)	(1,927)
Proceeds from sale of property and equipment	95	6
Additions to intangibles	(1,498)	(684)
Decrease (increase) in other assets	555	(75)
Net cash (used in) provided by investing activities	(8,347)	144,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(883)	(604)
Tax benefit from exercise of stock options	2,091	2,174
Issuance of common stock	1,338	1,272
Purchases of common stock held in treasury	—	(49,966)
Net cash provided by (used in) financing activities	2,546	(47,124)

Effect of exchange rate changes on cash and cash equivalents	1,296	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,482	170,513
CASH AND CASH EQUIVALENTS, beginning of period	256,801	12,440
CASH AND CASH EQUIVALENTS, end of period	$283,283	$182,953

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$34	$22
Income taxes	$45,636	$40,070

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.7 million and $0.3 million for the six-months ended June 30, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                       BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), for a summary of significant accounting policies utilized by Hansen Natural Corporation (“Hansen” or the “Company”) and its consolidated subsidiaries, Hansen Beverage Company (“HBC”), Monster LDA Company, formerly known as Hard e Beverage Company and previously known as Hard Energy Company and as CVI Ventures, Inc., Monster Energy UK Limited (incorporated in the United Kingdom), Monster Energy Limited (incorporated in Ireland), Monster Energy AU Pty, Ltd. (incorporated in Australia), Monster Energy Brasil Comércio de Bebidas Ltda (incorporated in Brazil), Blue Sky Natural Beverage Co. (“Blue Sky”), Hansen Junior Juice Company (“Junior Juice”),  X-Truck, Inc. (“X-Truck”) and Epicenter Music Festival, LLC (“EMF”) and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).  HBC conducts the vast majority of the Company’s operating business and generates substantially all of the Company’s operating revenues.

During the three-months ended June 30, 2009, the Company formed two marketing entities, X-Truck, in which the Company has a 66.7% ownership interest and EMF, in which the Company has a 50.01% ownership interest.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46R”), the Company determined that it is the primary beneficiary of X-Truck and EMF, as the equity-at-risk is not sufficient to support each entity’s activities and/or the Company would absorb the majority of expected losses. Accordingly, the Company has consolidated the results of both X-Truck and EMF in the accompanying condensed consolidated financial statements.  The results of operations and net assets of X-Truck and EMF at June 30, 2009 were not material to the Company’s condensed consolidated financial statements.

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2009 and 2008 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  Management evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q on August 10, 2009.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

2.                                       RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or liquidity.  In accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP 157-2 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

On April 1, 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.  The Company’s adoption of FSP 107-1 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under FSP 115-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. FSP 115-2 also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company’s adoption of FSP 115-2 did not have a material impact on its financial position, results of operations or liquidity (see Note 3).

On April 1, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption.  The Company’s adoption of FSP 157-4 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The Company’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. The Company is currently evaluating the effect of SFAS No. 167 on its financial position, results of operations and liquidity.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

3.                                       FAIR VALUE MEASUREMENTS

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy, at June 30, 2009 and December 31, 2008:

June 30, 2009	Level 1	Level 2	Level 3	Total
Cash	$17,779	$—	$—	$17,779
Money market funds	235,513	—	—	235,513
U.S. Treasuries	59,981	—	—	59,981
Auction rate securities	—	—	88,202	88,202
Total	$313,273	$—	$88,202	$401,475

Amounts included in:
Cash and cash equivalents	$283,283	$—	$—	$283,283
Short-term investments	29,990	—	300	30,290
Investments	—	—	87,902	87,902
Total	$313,273	$—	$88,202	$401,475

December 31, 2008	Level 1	Level 2	Level 3	Total
Cash	$23,944	$—	$—	$23,944
Money market funds	172,558	—	—	172,558
U.S. Treasuries	80,240	—	—	80,240
Municipal securities	1,154	—	—	1,154
Auction rate securities	—	—	97,617	97,617
Total	$277,896	$—	$97,617	$375,513

Amounts included in:
Cash and cash equivalents	$256,801	$—	$—	$256,801
Short-term investments	21,095	—	8,050	29,145
Investments	—	—	89,567	89,567
Total	$277,896	$—	$97,617	$375,513

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three- and six-months ended June 30, 2009:

Level 3 Auction Rate Securities
Balance at December 31, 2008	$97,617
Transfers to Level 3	—
Recognized loss included in income	(3,539)
Unrealized gain included in other comprehensive loss	2,936
Net settlements	(10,475)
Balance at March 31, 2009	$86,539
Transfers to Level 3	—
Recognized loss included in income	—
Unrealized gain included in other comprehensive loss	3,163
Net settlements	(1,500)
Balance at June 30, 2009	$88,202

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the six-months ended June 30, 2009 and prior periods, the auctions for these auction rate securities failed.  The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors.  In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after June, 30, 2009, are classified as long-term investments in the accompanying condensed consolidated balance sheets.

At June 30, 2009, the Company held auction rate securities with a face value of $100.5 million (amortized cost basis of $96.5 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2009, which indicated an impairment of $12.3 million, a decrease of $2.6 million from $14.9 million as of December 31, 2008, resulting in a fair value of $88.2 million, which is included in short- and long-term investments.  This valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On April 1, 2009, the Company adopted FSP 115-2 which amended the other-than-temporary impairment model for debt securities.

Under FSP 115-2, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred.  In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized in income.  The amount of loss relating to other factors is recorded in accumulated other comprehensive income. FSP 115-2 also requires additional disclosures regarding the calculation of Credit Losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

The Company determined that of the $12.3 million impairment of its auction rate securities, $8.3 million was temporary and $4.0 million was other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related.  Therefore, as of April 1, 2009, the date of adoption of FSP 115-2, the Company recorded no cumulative effect adjustment of non-credit related losses related to the previously recognized other-than-temporary impairment charges.  In addition, no Credit Loss was recognized through earnings related to available for sale securities during the three-months ended June 30, 2009. At June 30, 2009, $8.3 million of temporary impairment has been recorded, less a tax benefit of $3.3 million, as a component of accumulated other comprehensive loss.  The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                       INVESTMENTS

The following table summarizes the Company’s investments at June 30, 2009 and December 31, 2008:

June 30, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term
U.S. Treasuries	$29,990	$—	$—	$29,990	$—	$—

Available-for-sale
Short-term:
Auction rate securities	$300	$—	$—	$300	$—	$—
Long-term:
Auction rate securities	96,160	—	8,258	87,902	—	8,258
Total	$126,450	$—	$8,258	$118,192	$—	$8,258

		Gross	Gross		Continuous Unrealized	Continuous Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
December 31, 2008	Cost	Gains	Losses	Value	Months	12 Months
Held to Maturity
Short-term
U.S. Treasuries	$19,941	$—	$—	$19,941	$—	$—

Available-for-sale
Short-term:
Municipal securities	$1,154	$—	$—	$1,154	$—	$—
Auction rate securities	8,050	—	—	8,050	—	—
Long-term:
Auction rate securities	103,923	—	14,356	89,567	14,356	—
Total	$133,068	$—	$14,356	$118,712	$14,356	$—

The following table summarizes the maturities of the Company’s investments at June 30, 2009:

	Amortized Cost	Fair Value
Less than 1 year	$30,290	$30,290
Due 1 - 10 years	700	672
Due 11 - 20 years	10,525	9,637
Due 21 - 30 years	60,775	55,126
Due 31 - 40 years	24,160	22,467
Total	$126,450	$118,192

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                       INVENTORIES

Inventories consist of the following at:

	June 30, 2009	December 31, 2008
Raw materials	$33,437	$24,454
Finished goods	83,907	91,872
	$117,344	$116,326

6.                                       PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	June 30, 2009	December 31, 2008
Land	$1,417	$1,417
Leasehold improvements	2,120	2,112
Furniture and fixtures	1,695	1,182
Office and computer equipment	4,704	2,998
Computer software	3,600	1,845
Equipment	10,792	3,850
Vehicles	8,677	8,175
	33,005	21,579
Less: accumulated depreciation and amortization	(9,170)	(7,190)
	$23,835	$14,389

7.                                       INTANGIBLES, Net

Intangibles consist of the following at:

	June 30, 2009	December 31, 2008
Amortizing trademarks	$1,059	$1,169
Accumulated amortization	(390)	(456)
	669	713
Non-amortizing intangibles	29,150	27,652
	$29,819	$28,365

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended June 30, 2009 and 2008, respectively.  Amortization expense was $0.02 million and $0.03 million for the six-months ended June 30, 2009 and 2008, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                       DISTRIBUTION AGREEMENTS

Pursuant to certain new and/or amended distribution agreements entered into with certain distributors, net amounts of $5.3 million and $(0.4) million due from/to such distributors were recorded during the six-months ended June 30, 2009 and 2008, respectively.  Such amounts are accounted for as deferred revenue in the condensed consolidated balance sheets at June 30, 2009 and 2008, respectively.  Deferred revenue is recognized as revenue ratably over the anticipated life of the respective distribution agreements, generally 20 years. Revenue recognized was $1.8 million and $0.5 million for the three-months ended June 30, 2009 and 2008, respectively.  Revenue recognized was $3.7 million and $1.0 million for the six-months ended June 30, 2009 and 2008, respectively.  The Company incurred termination costs to certain of its prior distributors amounting to $0.7 million and $0.2 million during the three-months ended June 30, 2009 and 2008, and $1.8 million and $0.2 million during the six-months ended June 30, 2009 and 2008, respectively. These amounts are included in operating expenses in the condensed consolidated statements of income.

9.                                       COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company has purchase commitments aggregating approximately $84.8 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms and are due within the next 12 months.

The Company has noncancelable contractual obligations aggregating approximately $57.0 million, which are related primarily to sponsorships and other marketing activities.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, as amended, the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans over the four year period commencing from  January 1, 2006 through December 31, 2009.  Under the terms of the agreement, if the Company fails to purchase the minimum volume, the Company will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  The Company’s maximum liability under this agreement as of June 30, 2009 is $2.6 million, subject to compliance by Rexam with certain conditions.

In the fourth quarter of 2008, the Company entered into licensing and programming agreements with SAP America, Inc., for its global enterprise resource planning software initiative to replace its existing legacy software.  The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software.  The Company estimates the remaining cost for implementation of the initiative will be approximately $3.8 million.  The project commenced in the first quarter of 2009 with a targeted production live date in the first quarter of 2010.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Litigation — In August 2006, HBC filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of HBC’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name.  In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation. National subsequently repudiated the settlement agreement and HBC responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement.  On August 14, 2007, the United States District Court entered an order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction.  National appealed the District Court’s decision to the Ninth Circuit Court of Appeals, which heard oral arguments on December 11, 2008.  No decision has been issued on the appeal.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the United States Court of Appeals for the Ninth Circuit, and the Court heard oral arguments on January 14, 2009.  Subsequently, on June 23, 2009, the Court filed a memorandum opinion reversing the opinion of the United States District Court and remanding the case to the United States District Court for further proceedings.  The Company filed an answer to the complaint on behalf of all the defendants on July 20, 2009, essentially denying the allegations set forth in the complaint.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.

On July 3, 2008, the Company filed an action in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including Special Committee investigation costs (the “St. Paul Complaint”).  The Company purchased from St. Paul a directors and officers insurance policy that the Company contends covered such expenses during the pertinent time period.  St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California and shortly thereafter answered the St. Paul Complaint, denying that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  On January 30, 2009, St. Paul filed a motion for partial summary judgment on certain major issues in the litigation.  The Court entered an order on St. Paul’s motion on April 9, 2009, partially granting and partially denying its motion. The parties participated in a court-ordered mediation on June 6, 2009, pursuant to which the parties to the litigation, along with one of the Company’s excess insurance carriers that was not named as a defendant in the litigation, negotiated a comprehensive settlement in principle of the claims asserted by the Company against St. Paul in the litigation and the Company’s claims against the excess carrier.  Subsequently, certain disagreements have arisen with respect to the finalization and codification of the comprehensive settlement in principle.  If the settlement in principle is consummated, the litigation will be dismissed.  If the parties are unable to finalize the settlement in principle, the litigation will proceed.  The trial date is currently scheduled for January 2010.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The Court granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The matter is now proceeding before FINRA and has been set for hearing in March 2010.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding and has been set for hearing in February 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc. Oppenheimer Holdings, Inc. has filed a motion to be dismissed from the proceeding, which the Company intends to oppose, and which is scheduled to be heard in August 2009.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims are against the defendants for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practice in Ontario, the Company will not file an answer to the claim until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

Both actions, filed by single individual shareholders purportedly on behalf of a class of purchasers of the Company’s stock during the period May 23, 2007 through November 8, 2007 (the “Class Period”), name as defendants the Company, Rodney C. Sacks (“Sacks”), and Hilton H. Schlosberg (“Schlosberg”). The allegations of both complaints are substantially similar. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege, among other things, that during the Class Period, the defendants issued materially false and misleading statements that failed to disclose that: (i) the Company’s second quarter sales results were “materially impacted by inventory loading as customers were induced to purchase more product before the Company raised its prices in its Monster Energy® drink line and its Java Monster™ drink line”; (ii) the Company was “experiencing declining sales in its non-core drink lines”; (iii) the Company was “experiencing production shortfalls with its Java Monster™ drink line”; and (iv) as a result of the foregoing, defendants “lacked a reasonable basis for their positive statements about the Company and its prospects.” The complaints seek an unspecified amount of damages.

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff.  Pursuant to a previously entered stipulation and order, the lead plaintiff is required to file a consolidated complaint or designate one of the existing complaints as operative by no later than August 28, 2009, and defendants must respond within forty-five days from the date of service or designation of such complaint.

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

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Sacks, Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati (“Selati”), Thomas J. Kelly (“Kelly”), Mark J. Hall (“Hall”), Kirk S. Blower (“Blower”), and Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the complaint are substantially similar to those set forth in the two securities class action complaints described above.  The complaint also alleges, among other things, that between May 2007 and the date of the filing of the complaint, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

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

On June 29, 2009, the Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the Court entered an order re-styling the consolidated actions as In re Hansen Derivative Litigation, appointing lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint.  Pursuant to that order, plaintiffs must file a consolidated amended complaint forty-five days after the date on which a consolidated amended complaint in the securities class action litigation is filed, and defendants must respond to the consolidated amended complaint in the derivative action within forty-five days after it is filed.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit. The Company intends to vigorously defend against these lawsuits.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.                                 COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
Net income, as reported	$57,289	$50,232	$98,855	$79,043
Other comprehensive income (loss):
Change in unrealized loss on available- for-sale securities, net of tax	1,908	(148)	3,678	(3,376)
Foreign currency translation adjustments	604	(7)	1,344	(6)
Comprehensive income	$59,801	$50,077	$103,877	$75,661

The components of accumulated other comprehensive loss is as follows:

	June 30, 2009	December 31, 2008
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $3.3 million and $5.7 million as of June 30, 2009 and December 31, 2008, respectively	$(4,981)	$(8,660)
Foreign currency translation adjustments	(821)	(2,165)
Total accumulated other comprehensive loss	$(5,802)	$(10,825)

11.                                 STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at June 30, 2009: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”). The 2009 Directors Plan was approved by the Board of Directors on April 13, 2009, and ratified by the stockholders of the Company at the annual meeting of stockholders, held on June 4, 2009, which replaced the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  The Compensation Committee of the Board of Directors has sole and exclusive

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act.  The Compensation Committee and the Executive Committee of the Board of Directors each independently has the authority to grant awards to hew hires who are not Section 16 employees.  Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee.  Stock options are generally exercisable up to a ten-year period after their date of grant.  As of June 30, 2009, options to purchase 17,675,600 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 4,324,400 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2009 Directors Plan permits the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  The 2009 Directors Plan is administered by the Board of Directors.  Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.  The Board of Directors may grant awards on the last business day prior to the date of the annual meeting of stockholders.  Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, in the calendar year following the calendar year in which such award is granted, on the last business day prior to the date of the annual meeting.  The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock for one share on the date an option is granted.  Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009.  The Board of Directors may amend or terminate the 2009 Directors Plan at any time.  As of June 30, 2009, no options to purchase shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 800,000 shares of the Company’s common stock remained available for grant.

The 2005 Directors Plan, which was replaced by the 2009 Directors Plan, permitted the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director was initially elected, each eligible director was entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant.  Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director was to receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options became exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director became fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that were not exercised generally expired ten years after the date of grant.  Option grants could be made under the 2005 Directors Plan for ten years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan was a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan did not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  As of June 30, 2009, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Under the Company’s stock option plans, all grants are made at prices based on the fair value of the options on the date of grant.  Outstanding options under the 2001 Option Plan generally vest over five years from the grant date and generally expire up to ten years after the grant date. The Company recorded $3.7 million of compensation expense relating to outstanding options during both the three-months ended June 30, 2009 and 2008, respectively.  The Company recorded $6.4 million and $5.8 million of compensation expense relating to outstanding options during the six-months ended June 30, 2009 and 2008, respectively.  Refer to “Change in Estimated Forfeiture Rate” within this Note 11 for additional information.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the three- and six-months ended June 30, 2009 and 2008:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63%	62%	64%	62%
Risk free interest rate	2.5%	3.5%	2.3%	3.5%
Expected lives	5.5 Years	5.6 Years	5.3 Years	5.6 Years

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2009	10,030	$12.38	6.4	$216,580
Granted 01/01/09 - 03/31/09	123	$33.90
Granted 04/01/09 - 06/30/09	232	$36.40
Exercised	(302)	$4.43
Cancelled or forfeited	(158)	$14.09
Outstanding at June 30, 2009	9,925	$13.42	6.0	$181,458
Vested and expected to vest in the future at June 30, 2009	9,442	$12.48	5.9	$180,474
Exercisable at June 30, 2009	6,257	$7.39	5.1	$148,686

The weighted-average grant-date fair value of options granted, using the Black-Scholes-Merton option pricing formula, with the assumptions included in the table above, during the three-months ended June 30, 2009 and 2008 was $20.84 per share and $18.57 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2009 and 2008 was $20.21 per share and $18.71 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2009 and 2008 was $2.1 million and $13.6 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2009 and 2008 was $9.7 million and $22.8 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2009 and 2008 was approximately $0.3 million and $0.5 million, respectively.  Cash received from option exercises under all plans for both six-month periods ended June 30, 2009 and 2008 was approximately $1.3 million in each period.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended June 30, 2009 and 2008 was $0.9 million and $1.1 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the six-months ended June 30, 2009 and 2008 was $2.1 million and $2.2 million, respectively.

At June 30, 2009, there was $35.3 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Change in Estimated Forfeiture Rate

During the three-months ended March 31, 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its most senior executives based on their dissimilar historical forfeiture experience as compared to the forfeiture experience for non-senior executives. This modification resulted in a change from a 3.0% forfeiture rate for all employees to a 0% forfeiture rate for senior executives and an 11.2% forfeiture rate for non-senior executives. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options, resulting primarily from non-senior executives and other employee departures from the Company. The impact of the revised forfeiture rates reduced stock-based compensation expense by approximately $1.1 million for the six-months ended June 30, 2009.

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

The following is a rollforward of the Company’s total gross unrecognized tax benefits for the six-months ended June 30, 2009 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2008	$1,912
Additions for tax positions related to the current year	—
Decreases related to settlement with taxing authorities	(1,912)
Balance at June 30, 2009	$—

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005.  The examination was completed in March 2009 with no significant adjustments.

In March 2009, the Internal Revenue Service concluded its examination of the Company’s Domestic Production tax claim attributable to the 2005 and 2006 years.  The Company’s position was upheld on its uncertain tax positions attributable to the Domestic Production Deduction.  As a result, the FIN No. 48 liability was reduced by $1.9 million of unrecognized tax benefits.  The removal of accrued uncertain tax positions and related interest and penalties previously recorded resulted in a $2.1 million increase in net income for the six-months ended June 30, 2009.

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

13.                                 EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three- and six-months ended June 30, 2009 and 2008 is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average shares outstanding:
Basic	90,604	92,911	90,519	93,113
Dilutive securities	4,678	5,085	4,766	5,396
Diluted	95,282	97,996	95,285	98,509

For the three-months ended June 30, 2009 and 2008, options outstanding totaling 2.3 million and 1.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.  For the six-months ended June 30, 2009 and 2008, options outstanding totaling 2.3 million and 0.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto for the three-months ended June 30, 2009 and 2008 are as follows:

	Three-Months Ended June 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$276,448	$23,802	$—	$300,250
Contribution margin	105,408	1,317	—	106,725
Corporate and unallocated expenses	—	—	(13,942)	(13,942)
Operating income				92,783
Other income (expense)	(17)	—	418	401
Income before provision for income taxes				93,184
Depreciation and amortization	862	8	307	1,177
Trademark amortization	—	11	1	12

	Three-Months Ended June 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$258,564	$23,680	$—	$282,244
Contribution margin	89,984	275	—	90,259
Corporate and unallocated expenses	—	—	(12,069)	(12,069)
Operating income				78,190
Other income (expense)	(8)	—	2,777	2,769
Income before provision for income taxes				80,959
Depreciation and amortization	297	8	504	809
Trademark amortization	—	11	3	14

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $13.9 million for the three-months ended June 30, 2009 and included $8.9 million of payroll costs, of which $3.7 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $2.8 million was attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $12.1 million for the three-months ended June 30, 2008 and included $8.6 million of payroll costs, of which $3.7 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $1.2 million was attributable to professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 31% and 9%, respectively, of the Company’s net sales for the three-months ended June 30, 2009. Two customers made up approximately 16% and 13%, respectively, of the Company’s net sales for the three-months ended June 30, 2008.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $31.4 million and $22.1 million for the three-months ended June 30, 2009 and 2008, respectively. Such sales were approximately 10.4% and 7.8% of net sales for the three-months ended June 30, 2009 and 2008, respectively.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the six-months ended June 30, 2009 and 2008 are as follows:

	Six-Months Ended June 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$498,966	$45,490	$—	$544,456
Contribution margin	184,695	2,487	—	187,182
Corporate and unallocated expenses	—	—	(28,622)	(28,622)
Operating income				158,560
Other income (expense)	(34)	—	(2,087)	(2,121)
Income before provision for income taxes				156,439
Depreciation and amortization	1,428	15	804	2,247
Trademark amortization	—	22	22	44

	Six-Months Ended June 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$448,276	$46,146	$—	$494,422
Contribution margin	146,262	(852)	—	145,410
Corporate and unallocated expenses	—	—	(24,393)	(24,393)
Operating income				121,017
Other income (expense)	(21)	—	6,416	6,395
Income before provision for income taxes				127,412
Depreciation and amortization	575	15	949	1,539
Trademark amortization	—	21	6	27

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $28.6 million for the six-months ended June 30, 2009 and included $17.6 million of payroll costs, of which $6.4 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), and $5.9 million was attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $24.4 million for the six-months ended June 30, 2008 and included $15.8 million of payroll costs, of which $5.8 million was attributable to stock-based compensation expense

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

(see Note 11, “Stock-Based Compensation”), and $4.5 million was attributable to professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Two customers made up approximately 30% and 10%, respectively, of the Company’s net sales for the six-months ended June 30, 2009.  Two customers made up approximately 16% and 12%, respectively, of the Company’s net sales for the six-months ended June 30, 2008.

Net sales to customers outside the United States amounted to $60.5 million and $40.1 million for the six-months ended June 30, 2009 and 2008, respectively.  Such sales were approximately 11.1% and 8.1% of net sales for the six-months ended June 30, 2009 and 2008, respectively.

The Company’s net sales by product line for the three- and six-months ended June 30, 2009 and 2008, respectively, were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Energy drinks	$274,978	$259,054	$498,584	$449,231

Non-carbonated (primarily juice based beverages)	15,433	15,521	28,366	31,729
Carbonated (primarily soda beverages)	8,570	7,669	16,237	13,462
Other	1,269		1,269
	$300,250	$282,244	$544,456	$494,422

15.                                 RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company.  Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended June 30, 2009 and 2008 were $0.2 million and $(0.1) million, respectively.  Expenses incurred in connection with services rendered by such firm to the Company during the six-months ended June 30, 2009 and 2008 were $0.5 million and $1.8 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2009 and 2008 were $0.2 million and $0.3 million, respectively.  Expenses incurred with such company in connection with promotional materials purchased were $0.4 million for both the six-months ended June 30, 2009 and 2008, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices and juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®; Monster Hitman Energy Shooter™ and Lost® Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices.  We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee + energy drinks.  In May 2009, we introduced Monster Energy® Import energy drinks which are packaged in 550ml re-sealable aluminum cans and in June 2009, we introduced X-Presso Monster™-Hammer, a non-carbonated espresso energy drink packaged in 6.75-ounce aluminum cans.  Both of these products are manufactured in Europe and imported into the United States.  In July 2009, we introduced Nitrous™ Monster Energy®, a line of energy drinks which are carbonated and contain nitrous oxide, which are packaged in re-sealable 12-ounce sleek aluminum cans. Additionally, we market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name.  In July 2008, we began to market, sell and distribute enhanced water beverages under the Vidration™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our Monster Energy® brand energy drinks include Monster Energy® drinks (introduced in April 2002), lo-carb Monster Energy® drinks (introduced in August 2003), Monster Energy® Assault® energy drinks (introduced in September 2004), Monster Energy® KhaosTM energy drinks (introduced in August 2005), Monster Energy® M-80TM energy drinks (introduced in March 2007, named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks (introduced in November 2007), Monster Energy® MIXXD™ energy drinks (introduced in December 2007)  and Monster Energy® Import (introduced in May 2009).

In July 2009, we introduced a new line of Nitrous™ Monster Energy® drinks in three variants: Super Dry, Anti Gravity and Killer-B.

Our Java MonsterTM line of non-carbonated dairy based coffee + energy drinks include Java Monster™ Originale™, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, (each introduced in April 2007), Java Monster™ Russian, Java Monster™ Irish Blend™, Java Monster™ Chai Hai™, Java Monster™ Nut Up™, Java Monster™ Lo-Ball, (each introduced in December 2007) and X-Presso Monster™-Hammer, a non-carbonated espresso energy drink (introduced in June 2009).

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks and our Java MonsterTM line of non-carbonated dairy based coffee + energy drinks.  Any decrease in sales of our Monster Energy® brand energy drinks and/or Java MonsterTM line of non-carbonated dairy based coffee + energy drinks and/or our Nitrous™ Monster Energy® drinks could cause a significant adverse effect on our future revenues and net income.  Our DSD segment represented 92.1% and 91.6% of our net sales for the three-months ended June 30, 2009 and 2008, respectively.  Our DSD segment represented 91.6% and 90.7% of our net sales for the six-months ended June 30, 2009 and 2008, respectively.  Competitive pressure in the energy drink category could adversely affect our operating results.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we sample our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes.  In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.  Our extreme sports team endorsements include teams such as the Pro Circuit — Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Ken Block Rally Racing Team and the Tech 3 Moto GP Team.  Our individual athlete and/or personality endorsements include extreme sports figures and athletes such as NASCAR Camping World Truck Series racer Ricky Carmichael, World Champion Moto GP motorcycle racer Valentino Rossi, Formula 1 racer Jensen Button, television personalities such as Rob Dyrdek as well as many other athletes that compete in other extreme sports related activities, particularly, the Winter and Summer X-Games, supercross, motocross, freestyle motocross, endurocross, Moto GP racing, Formula 1 racing, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile freestyle, snowmobile racing, NASCAR racing, off-road truck racing, rally racing, etc.  Our event endorsements include a wide range of events such as the Monster Energy® Supercross Series, the AMA Pro Motocross Championship Series, the Vans Warped Tour as well as events run by our marketing entities X-Truck, Inc. and Epicenter Music Festival, LLC.

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

Our gross sales* of $345.8 million for the three-months ended June 30, 2009 again represented record sales for our second fiscal quarter.  The increase in gross sales for the three-months ended June 30, 2009 was primarily attributable to increased sales of our Monster Energy® brand energy drinks.

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales.  Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting procedures.  However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and our overall performance.  The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance.  Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers.

Gross sales to customers outside the United States amounted to $39.4 million and $27.0 million for the three-months ended June 30, 2009 and 2008, respectively. Such sales were approximately 11.4% and 8.2% of gross sales for the three-months ended June 30, 2009 and 2008, respectively.  The reclassification of certain military customers from gross sales to customers within the United States to gross sales to customers outside the United States in 2008, resulted in an increase in gross sales outside the United States of $7.4 million for the three-months ended June 30, 2008 over amounts previously reported.  Gross sales to customers outside the United States amounted to $74.6 million and $47.1 million for the six-months ended June 30, 2009 and 2008, respectively.  Such sales were approximately 11.9% and 8.2% of gross sales for the six-months ended June 30, 2009 and 2008, respectively.  The reclassification of certain military customers from gross sales to customers within the United States to gross sales to customers outside the United States in 2008 resulted in an increase in gross sales outside the United States of $10.5 million for the six-months ended June 30, 2008, over amounts previously reported.

During the first quarter of 2009, we ascertained that it was likely that our west coast co-packer of our aseptic juice products would cease to produce such products in the near future.  We secured alternative co-packing facilities to replace that portion of our volume of such products during the second quarter of 2009.  This disruption did not have a material impact on our financial position, results of operations or liquidity.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers.  Gross sales to our various customer types for the three- and six-months ended June 30, 2009 and 2008 are reflected below.  Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors.  Such full service beverage distributors in turn sell certain of our products to the same customer types. We do not have complete details of their sales of our products to their respective customer types and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.  The allocations below reflect changes made by us to the categories historically reported.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
Full service distributors	67%	68%	65%	67%
Club stores, drug chains & mass merchandisers	12%	14%	13%	14%
Outside the U.S.	11%	8%	12%	8%
Retail grocery, specialty chains and wholesalers	7%	7%	7%	8%
Other	3%	3%	3%	3%

Our customers include Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and SUPERVALU, Inc.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCE, a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 31% and 30% of our net sales for the three- and six-months ended June 30, 2009, respectively.  Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 9% and 13% of our net sales for the three-months ended June 30, 2009 and 2008, respectively and 10% and 12% of our net sales for the six-months ended June 30, 2009 and 2008, respectively.  Dr. Pepper Snapple Group, Inc., a former customer of the DSD division, accounted for approximately 16% of our net sales for both the three-and six-months ended June 30, 2008.  Our distribution agreement with the Dr. Pepper Snapple Group, Inc. was terminated by us effective November 9, 2008.  The related terminated distributor territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2009 and 2008, respectively.

	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08
Gross sales, net of discounts & returns *	$345,830	$324,134	6.7%	$624,684	$568,132	10.0%
Less: Promotional and other allowances**	45,580	41,890	8.8%	80,228	73,710	8.8%
Net sales(1)	300,250	282,244	6.4%	544,456	494,422	10.1%
Cost of sales	138,421	136,031	1.8%	252,448	243,489	3.7%
Gross profit	161,829	146,213	10.7%	292,008	250,933	16.4%
Gross profit margin as a percentage of net sales	53.9%	51.8%		53.6%	50.8%

Operating expenses	69,046	68,023	1.5%	133,448	129,916	2.7%

Operating expenses as a percentage of net sales	23.0%	24.1%		24.5%	26.3%

Operating income	92,783	78,190	18.7%	158,560	121,017	31.0%
Operating income as a percentage of net sales	30.9%	27.7%		29.1%	24.5%

Other income (expense):
Interest and other income, net	401	2,769	(85.5)%	1,418	6,395	(77.8)%
Other-than-temporary impairment of investments	—	—		(3,539)	—	(100.0)%
Total other income (expense)	401	2,769	(85.5)%	(2,121)	6,395	(133.2)%

Income before provision for income taxes	93,184	80,959	15.1%	156,439	127,412	22.8%

Provision for income taxes	35,895	30,727	16.8%	57,584	48,369	19.1%

Net income	$57,289	$50,232	14.0%	$98,855	$79,043	25.1%
Net income as a percentage of net sales	19.1%	17.8%		18.2%	16.0%

Net income per common share:
Basic	$0.63	$0.54	17.0%	$1.09	$0.85	28.6%
Diluted	$0.60	$0.51	17.3%	$1.04	$0.80	29.3%

Case sales (in thousands) (in 192-ounce case equivalents)	29,256	28,716	1.9%	52,724	50,990	3.4%

(1)   Includes $1.8 million and $0.5 million for the three-months ended June 30, 2009 and 2008, respectively, related to the recognition of deferred revenue attributable to distribution agreements entered into with certain distributors.  Includes $3.7 million and $1.0 million for the six-months ended June 30, 2009 and 2008, respectively, related to the recognition of deferred revenue attributable to distribution agreements entered into with certain distributors.

* Gross sales — see definition above.

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

Results of Operations for the Three-Months Ended June 30, 2009 Compared to the Three-Months Ended June 30, 2008

Gross Sales.* Gross sales were $345.8 million for the three-months ended June 30, 2009, an increase of approximately $21.7 million, or 6.7% higher than gross sales of $324.1 million for the three-months ended June 30, 2008.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line (introduced in September 2008) and Monster Energy® Import energy drinks (introduced in May 2009). To a lesser extent the increase in gross sales was attributable to increased sales by volume of Rumba®, Samba and Tango brand energy juices and Hansen’s Natural Sodas®. The increase in gross sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee + energy drinks, Lost Energy® brand energy drinks and juice blends.  Included in gross sales for the three-months ended June 30, 2009 and 2008, were $1.8 million and $0.5 million, respectively, related to the recognition of deferred revenue.  Promotional and other allowances were $45.6 million for the three-months ended June 30, 2009, an increase of $3.7 million, or 8.8% higher than promotional and other allowances of $41.9 million for the three-months ended June 30, 2008.  Promotional and other allowances as a percentage of gross sales increased to 13.2% from 12.9% for the three-months ended June 30, 2009 and 2008, respectively.  As a result, the percentage increase in gross sales for the three-months ended June 30, 2009 was higher than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $300.2 million for the three-months ended June 30, 2009, an increase of approximately $18.0 million, or 6.4% higher than net sales of $282.2 million for the three-months ended June 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line and Monster Energy® Import energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of Hansen’s Natural Sodas® and Rumba®, Samba and Tango brand energy juices.  The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee + energy drinks and Lost Energy® brand energy drinks.  Included in net sales for the three-months ended June 30, 2009 and 2008, were $1.8 million and $0.5 million, respectively, related to the recognition of deferred revenue.

Case sales, in 192-ounce case equivalents, were 29.3 million cases for the three-months ended June 30, 2009, an increase of approximately 0.5 million cases or 1.9% higher than case sales of 28.7 million cases for the three-months ended June 30, 2008. The overall average net sales price per case increased to $10.26 for the three-months ended June 30, 2009 or 4.4% higher than the average net sales price per case of $9.83 for the three-months ended June 30, 2008.  The increase in the average net sales price per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $276.4 million for the three-months ended June 30, 2009, an increase of approximately $17.9 million, or 6.9% higher than net sales of $258.6 million for the three-months ended June 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line and Monster Energy® Import energy drinks. To a lesser extent, the increase in net sales for the DSD segment was attributable to increased sales by volume of Rumba®, Samba and Tango brand energy juices. The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee + energy drinks and Lost Energy® brand energy drinks.

Net sales for the Warehouse segment were $23.8 million for the three-months ended June 30, 2009, an increase of approximately $0.1 million, or 0.5% higher than net sales of $23.7 million for the three-months ended June 30, 2008. The increase in net sales was primarily attributable to increased sales by volume of Hansen’s Natural Sodas® and aseptic juice drinks as well as a decrease in promotional and other allowances as a percentage of gross sales.  The increase in net sales was partially offset by decreased sales by volume of juice blends.

Gross Profit.*** Gross profit was $161.8 million for the three-months ended June 30, 2009, an increase of approximately $15.6 million, or 10.7% higher than the gross profit of $146.2 million for the three-months ended June 30, 2008.  Gross profit as a percentage of net sales increased to 53.9% for the three-months ended June 30, 2009 from 51.8% for the three-months ended June 30, 2008.  The increase in net sales contributed to the increase in gross profit dollars.  The increase in gross profit as a percentage of net sales was partially attributable to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment as well as a decrease in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee + energy drinks which have lower gross profit margins than our Monster Energy® brand energy drinks.  In addition, the increase in gross profit as a percentage of net sales was attributable to a decrease in the cost of certain raw materials including certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.  We include out-bound freight and warehouse costs in operating expenses.

Operating Expenses.   Total operating expenses were $69.0 million for the three-months ended June 30, 2009, an increase of approximately $1.0 million, or 1.5% higher than total operating expenses of $68.0 million for the three-months ended June 30, 2008. Total operating expenses as a percentage of net sales was 23.0% for the three-months ended June 30, 2009, compared to 24.1% for the three-months ended June 30, 2008.  The increase in operating expenses in dollars was partially attributable to increased payroll expenses of $1.5 million, increased expenditures of $1.3 million for professional service fees, including legal and accounting and increased expenditures of $1.1 million for sponsorships and endorsements.  The increase in operating expenses in dollars was partially offset by decreased expenditures of $2.9 million for out-bound freight and warehouse costs.  Total operating expenses include costs of $4.1 million, or 1.4% of net sales, relating to the launch of the Monster Energy® brand in Europe for the three-months ended June 30, 2009.

Contribution Margin.  Contribution margin for the DSD segment was $105.4 million for the three-months ended June 30, 2009, an increase of approximately $15.4 million, or 17.1% higher than contribution margin of $90.0 million for the three-months ended June 30, 2008.  The increase in the contribution margin for the DSD segment was primarily due to increased sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line.  Contribution margin for the Warehouse segment was $1.3 million for the three-months ended June 30, 2009, approximately $1.0 million higher than contribution margin of $0.3 million for the three-months ended June 30, 2008.  The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross margin as a result of decreases in the costs of certain raw materials, particularly apple juice concentrate and by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008.  The WIC program continues on a non-exclusive basis in which we participate with our apple, grape, white grape and pineapple 64-ounce juice products.  Our juice blends are not currently eligible to participate under the existing program.

Operating Income.  Operating income was $92.8 million for the three-months ended June 30, 2009, an increase of approximately $14.6 million, or 18.7% higher than operating income of $78.2 million for the three-months ended June 30, 2008.  Operating income as a percentage of net sales increased to 30.9% for the three-months ended June 30, 2009 from 27.7% for the three-months ended June 30, 2008.  The increase in operating income and operating income as a percentage of net sales was primarily due to an increase in gross profit of $15.6 million.

Other Income (Expense).  Other income (expense) was $0.4 million for the three-months ended June 30, 2009, a decrease of $2.4 million from $2.8 million for the three-months ended June 30, 2008.  This decrease was primarily attributable to decreased interest revenue earned on our cash balances and short- and long-term investments.

Provision for Income Taxes.  Provision for income taxes for the three-months ended June 30, 2009 was $35.9 million, as compared to $30.7 million for the three-months ended June 30, 2008.  The effective combined federal and state tax rate was comparable at 38.5% and 37.9% for the three-months ended June 30, 2009 and 2008, respectively.

Net Income.  Net income was $57.3 million for the three-months ended June 30, 2009, an increase of $7.1 million or 14.0% higher than net income of $50.2 million for the three-months ended June 30, 2008.  The increase in net income was primarily attributable to an increase in gross profit of $15.6 million. This was partially offset by an increase in provision for income taxes of $5.2 million, an increase in operating expenses of $1.0 million and a decrease in other income (expense) of $2.4 million.

Results of Operations for the Six-Months Ended June 30, 2009 Compared to the Six-Months Ended June 30, 2008

Gross Sales.* Gross sales were $624.7 million for the six-months ended June 30, 2009, an increase of approximately $56.6 million, or 10.0% higher than gross sales of $568.1 million for the six-months ended June 30, 2008.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line (introduced in September 2008) and Monster Energy® Import energy drinks (introduced in May 2009).  To a lesser extent the increase in gross sales was attributable to increased sales by volume of Hansen’s Natural Sodas®, Rumba®, Samba and Tango brand energy juices, and sales of Vidration® vitamin enhanced water (introduced in July 2008) and aseptic juices. The increase in gross sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee + energy drinks, juice blends, Lost Energy® brand energy drinks and sports drinks.  Our gross sales for the six-months ended June 30, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee + energy drinks, effective January 1, 2008.  We estimate that gross sales for the six-months ended June 30, 2008 were reduced by approximately 3% to 4% as a result of purchases made by our customers in advance of such price increases. Included in gross sales for the six-months ended June 30, 2009 and 2008, were $3.7 million and $1.0 million, respectively, related to the recognition of deferred revenue.  Promotional and other allowances were $80.2 million for the six-months ended June 30, 2009, an increase of $6.5 million, or 8.8% higher than promotional and other allowances of $73.7 million for the six-months ended June 30, 2008. Promotional and other allowances as a percentage of gross sales decreased to 12.8% from 13.0% for the six-months ended June 30, 2009 and 2008, respectively.  As a result, the percentage increase in gross sales for the six-months ended June 30, 2009 was lower than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $544.5 million for the six-months ended June 30, 2009, an increase of approximately $50.0 million, or 10.1% higher than net sales of $494.4 million for the six-months ended June 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line and Monster Energy® Import energy drinks.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of Hansen’s Natural Sodas®, Rumba®, Samba and Tango brand energy juices and aseptic juices.  The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee + energy drinks, Lost Energy® brand energy drinks, juice blends and sports drinks.  Our net sales for the six-months ended June 30, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee + energy drinks, effective January 1, 2008.  We estimate that net sales for the six-months ended June 30, 2008 were reduced by approximately 3% to 4% as a result of purchases made by our customers in advance of such price increases.  Net sales for the six-months ended June 30, 2009 and 2008, included $3.7 million and $1.0 million, respectively, related to the recognition of deferred revenue.

Case sales, in 192-ounce case equivalents, were 52.7 million cases for the six-months ended June 30, 2009, an increase of approximately 1.7 million cases or 3.4% higher than case sales of 51.0 million cases for the six-months ended June 30, 2008. The overall average net sales price per case increased to $10.33 for the six-months ended June 30, 2009 or 6.5% higher than the average net sales price per case of $9.70 for the six-months ended June 30, 2008.  The increase in the average net sales price per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $499.0 million for the six-months ended June 30, 2009, an increase of approximately $50.7 million, or 11.3% higher than net sales of $448.3 million for the six-months ended June 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line and Monster Energy® Import energy drinks.  The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ line of non-carbonated dairy based coffee + energy drinks and Lost Energy® brand energy drinks.

Net sales for the Warehouse segment were $45.5 million for the six-months ended June 30, 2009, a decrease of approximately $0.7 million, or 1.4% lower than net sales of $46.1 million for the six-months ended June 30, 2008. The decrease in net sales was primarily attributable to decreased sales by volume of juice blends and sports drinks.  The decrease in net sales was partially offset by increased sales by volume of Hansen’s Natural Sodas® and aseptic juice drinks as well as a decrease in promotional and other allowances as a percentage of gross sales.

Gross Profit.*** Gross profit was $292.0 million for the six-months ended June 30, 2009, an increase of approximately $41.1 million, or 16.4% higher than the gross profit of $250.9 million for the six-months ended June 30, 2008.  Gross profit as a percentage of net sales increased to 53.6% for the six-months ended June 30, 2009 from 50.8% for the six-months ended June 30, 2008.  The increase in net sales contributed to the increase in gross profit dollars.  The increase in gross profit as a percentage of net sales was partially attributable to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment as well as a decrease in the percentage of sales within the DSD segment of the Java Monster™ line of non-carbonated dairy based coffee + energy drinks which have lower gross profit margins than our Monster Energy® brand energy drinks.  In addition, the increase in gross profit as a percentage of net sales was attributable to a decrease in the cost of certain raw materials including certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.  We include out-bound freight and warehouse costs in operating expenses.

Operating Expenses.   Total operating expenses were $133.4 million for the six-months ended June 30, 2009, an increase of approximately $3.5 million, or 2.7% higher than total operating expenses of $129.9 million for the six-months ended June 30, 2008. Total operating expenses as a percentage of net sales was 24.5% for the six-months ended June 30, 2009, compared to 26.3% for the six-months ended June 30, 2008.  The increase in operating expenses in dollars was partially attributable to increased payroll expenses of $4.3 million, increased expenditures of $1.1 million for our trade and other development program, increased expenditures of $3.2 million for sponsorships and endorsements, increased expenditures of $1.7 million related to the costs associated with terminating existing distributors and increased expenditures of $1.6 million for commissions and royalties.  The increase in operating expenses in dollars was partially offset by decreased expenditures of $4.0 million for out-bound freight and warehouse costs and decreased expenditures of $3.6 million for merchandise displays.  The individual increases in operating expenses include costs of $9.2 million, or 1.7% of net sales, relating to the launch of the Monster Energy® brand in Europe for the six-months ended June 30, 2009.

Contribution Margin.  Contribution margin for the DSD segment was $184.7 million for the six-months ended June 30, 2009, an increase of approximately $38.4 million, or 26.3% higher than contribution margin of $146.3 million for the six-months ended June 30, 2008.  The increase in the contribution margin for the DSD segment was primarily due to increased sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line.  Contribution margin for the Warehouse segment was $2.5 million for the six-months ended June 30, 2009, approximately $3.3 million higher than contribution margin of $(0.9) million for the six-months ended June 30, 2008.  The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross margin as a result of decreases in the costs of certain raw materials, particularly apple juice concentrate and by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008.  The WIC program continues on a non-exclusive basis in which we participate with our apple, grape, white grape and pineapple 64-ounce juice products.  Our juice blends are not currently eligible to participate under the existing program.

Operating Income.  Operating income was $158.6 million for the six-months ended June 30, 2009, an increase of approximately $37.5 million, or 31.0% higher than operating income of $121.0 million for the six-months ended June 30, 2008.  Operating income as a percentage of net sales increased to 29.1% for the six-months ended June 30, 2009 from 24.5% for the six-months ended June 30, 2008.  The increase in operating income and operating income as a percentage of net sales was primarily due to an increase in gross profit of $41.1 million.

Other Income (Expense).  Other income (expense) was $(2.1) million for the six-months ended June 30, 2009, a decrease of $8.5 million from $6.4 million for the six-months ended June 30, 2008.  This decrease was primarily attributable to a $3.5 million other-than temporary impairment of long-term investments and decreased interest revenue earned on our cash balances and short- and long-term investments.

Provision for Income Taxes.  Provision for income taxes for the six-months ended June 30, 2009 was $57.6 million, as compared to $48.4 million for the six-months ended June 30, 2008.  The effective combined federal and state tax rate was 36.8% and 37.9% for the six-months ended June 30, 2009 and 2008, respectively.   The decrease in the effective tax rate for the six-months ended June 30, 2009 was primarily due to a $1.9 million reduction in our uncertain tax positions as a result of the Internal Revenue Service’s conclusion of its examination of our Domestic Production Deduction tax claim (See Note 12 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements).

Net Income.  Net income was $98.9 million for the six-months ended June 30, 2009, an increase of $19.8 million or 25.1% higher than net income of $79.0 million for the six-months ended June 30, 2008.  The increase in net income was primarily attributable to an increase in gross profit of $41.1 million. This was partially offset by an increase in provision for income taxes of $9.2 million, a decrease in other income (expense) of $8.5 million and an increase in operating expenses of $3.5 million.

Liquidity and Capital Resources

Cash flows provided by operating activities — Net cash provided by operating activities was $31.0 million for the six-months ended June 30, 2009, as compared with net cash provided by operating activities of $73.1 million for the six-months ended June 30, 2008.  For the six-months ended June 30, 2009, cash provided by operating activities was primarily attributable to net income earned of $98.9 million and adjustments for certain non-cash expenses consisting of $6.5 million of stock-based compensation, a $3.5 million impairment on investments and $2.2 million of depreciation and other amortization. For the six-months ended June 30, 2009, cash provided by operations also increased due to a $66.7 million decrease in distributor receivables, $13.3 million increase in accrued liabilities, $10.6 million increase in income taxes payable and a $5.0 million decrease in prepaid income taxes.  For the six-months ended June 30, 2009, cash provided by operating activities was reduced due to a $98.4 million decrease in accrued distributor terminations, $56.6 million increase in accounts receivable, $7.3 million decrease in accounts payable, $4.7 million increase in prepaid expenses and other current assets, $4.1 million decrease in deferred revenue and a $1.8 million decrease in accrued compensation.

Cash flows (used in) provided by investing activities — Net cash used in investing activities was $8.3 million for the six-months ended June 30, 2009, as compared to net cash provided by investing activities of $144.5 million for the six-months ended June 30, 2008.  For the six-months ended June 30, 2009, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and property and equipment.  For the six-months ended June 30, 2008 cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments.  For the six-months ended June 30, 2009, cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity investments and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations, for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At June 30, 2009, we had $283.3 million in cash and cash equivalents and $118.2 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities. The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the six-months ended June 30, 2009, the auctions for these auction rate securities failed and there is no assurance that future auctions will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently these securities, except those that were redeemed at par after June 30, 2009, have been classified as long-term investments in our condensed consolidated financial statements.  We anticipate that due to the default interest rates now payable on certain of these securities and for other reasons, certain issuers are likely to take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the default interest rates now payable on such securities.

At June 30, 2009, the Company held auction rate securities with a face value of $100.5 million (amortized cost basis of $96.5 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2009, which indicated an impairment of $12.3 million, a decrease of $2.6 million from $14.9 million as of December 31, 2008, resulting in a fair value of $88.2 million, which is included in short- and long-term investments.  This valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP 115-2”).  FSP 115-2 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under FSP 115-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Under FSP 115-2, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred.  In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized in income.  The amount of loss relating to other factors is recorded in accumulated other comprehensive income.

The Company determined that of the $12.3 million impairment of its auction rate securities, $8.3 million was temporary and $4.0 million was other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related.  Therefore, as of April 1, 2009, the date of adoption of FSP 115-2, the Company recorded no cumulative effect adjustment of non-credit related losses related to the previously recognized other-than-temporary impairment charges.  In addition, no Credit Loss was recognized through earnings related to available for sale securities during the three-months ended June 30, 2009. At June 30, 2009, $8.3 million of temporary impairment has been recorded, less a tax benefit of $3.3 million, as a component of accumulated other comprehensive loss.

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

Cash flows provided by (used in) financing activities — Net cash provided by financing activities was $2.5 million for the six-months ended June 30, 2009, as compared to net cash used in financing activities of $47.1 million for the six-months ended June 30, 2008.  For the six-months ended June 30, 2009, cash provided by financing activities was primarily attributable to a $2.1 million tax benefit in connection with the exercise of certain stock options and proceeds of $1.3 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Debt and other obligations — We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2007. In accordance with the amended provisions of the credit facility, we increased our available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at June 30, 2009. Letters of credit issued on our behalf, totaling $0.2 million under this credit facility, were outstanding as of June 30, 2009.

At June 30, 2009, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $20.0 million through June 2010.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of June 30, 2009:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years

Noncancelable Contracts	$57,035	$34,662	$22,373	$—	$—
Capital Leases	772	772	—	—	—
Operating Leases	18,938	3,372	6,840	4,681	4,045
Purchase Commitments	84,830	82,960	1,870	—	—
	$161,575	$121,766	$31,083	$4,681	$4,045

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products.  These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of January 1, 2006, we have undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans over the four-year period commencing from January 1, 2006 through December 31, 2009.  Should we fail to purchase the minimum volume, we will be obligated to reimburse Rexam for certain capital reimbursements on a pro-rated basis.  Our maximum liability under this agreement as of June 30, 2009 is $2.6 million, subject to compliance by Rexam with a number of conditions under this agreement.

In the fourth quarter of 2008, we entered into licensing and programming agreements with SAP America, Inc. for our global enterprise resource planning software initiative to replace our existing legacy software.  The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software.  We estimate the remaining cost for implementation of the initiative will be approximately $3.8 million.  The project commenced in the first quarter of 2009 with a targeted production live date in the first quarter of 2010.

In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California.  This lease commitment provides for minimum rental payments for 120 months, commencing March 2007, excluding renewal options.  The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. This warehouse and distribution space replaced our previous warehouse and distribution space also located in Corona, California.

In October 2006, we entered into an agreement to acquire 2.12 acres of vacant land for a purchase price of $1.4 million, which is currently in escrow.  In August 2008, we completed the purchase of an additional 1.09 acres of adjacent land for a purchase price of $1.4 million.  The properties are located adjacent to our newly leased warehouse and distribution space.  We are reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land to replace our existing office space.

We have sublet a small portion of our previous office, warehouse and distribution space on a month to month basis.  In addition, we continue to utilize the remaining portion of this space as additional warehousing to supplement our main warehouse.  This lease expires in October 2010.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2009 and 2008, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year.  It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year.  Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of our products expands to new geographic locations outside the United States. Our experience with our energy drink products suggests that they are less seasonal than traditional beverages.  As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations could be further mitigated.  However, such fluctuations may be either greater or lesser due to the commencement of sales by us of our energy drinks in different countries around the world from time to time and which have different climate conditions and which are situated in different hemispheres.  Quarterly fluctuations may also be affected by other factors, including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes and/or increases in advertising and promotional expenses.

	Three-Months Ended		Six-Months Ended
(In thousands, except average	June 30,		June 30,
price per case)	2009	2008	2009	2008
Net sales	$300,250	$282,244	$544,456	$494,422
Case sales (192-ounce case equivalents)	29,256	28,716	52,724	50,990
Average price per case	$10.26	$9.83	$10.33	$9.70

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

On January 1, 2009, the Company adopted FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company’s adoption of FSP 142-3 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.  The Company’s adoption of FSP 107-1 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under FSP 115-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. FSP 115-2 also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company’s adoption of FSP 115-2 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption.  The Company’s adoption of FSP 157-4 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The Company’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. The Company is currently evaluating the effect of SFAS No. 167 on its financial positions, results of operations and liquidity.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

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

•                  Disruption in distribution or sales and/or decline in sales due to the termination of distribution agreements with certain of our existing distributors and the appointment of select TCCC North American Bottlers and/or AB wholesalers as distributors for the territories of such terminated distributors;

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

•                  Our ability to sustain the current level of sales of our Monster Energy® brand energy drinks and/or our Java Monster™ line of non-carbonated dairy based coffee + energy drinks and/or our Monster Hitman Energy Shooter™ product line and/or our Nitrous™ Monster Energy® drinks;

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

•                  Higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that could disrupt the Company’s business and negatively impact customer relationships; the Company’s inability to complete the SAP implementation in the expected timeframe, which could negatively impact the Company’s operations and abilities to operate efficiently and measure performance;

•                  Recruitment and retention of key employees.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and fuel prices, commodity prices and other raw material cost increases (including, but not limited to, increases in the cost of juice concentrates, aluminum for cans, resin for PET plastic bottles, as well as cane sugar, glucose, sucrose and milk and cream, which are used in many of our products) as well as limited availability of certain raw materials.  We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.  In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

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

Our gross sales to customers outside of the United States were approximately 11.4% and 11.9% of consolidated gross sales for the three- and six-months ended June 30, 2009, respectively.  Our growth strategy includes expanding our international business. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 30, 2009, to be significant.  For the three- and six-months ended June 30, 2009 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short-term and long-term investments.  Certain of our short-term and long-term investments are subject to interest rate risk because these investments generally include a fixed interest rate.  As a result, the market values of these investments are affected by changes in prevailing interest rates.

At June 30, 2009, we had $283.3 million in cash and cash equivalents and $118.2 million in short- and long-term investments.  We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria.  At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.  Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

The applicable interest rate on auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes.  During the six-months ended June 30, 2009, the auctions for these auction rate securities failed. Based on an assessment of fair value as of June 30, 2009, we determined that there was a decline in fair value of our auction rate securities of $12.3 million.  We determined that of the $12.3 million decline in fair value of our auction rate securities at June 30, 2009, $8.3 million was deemed temporary.  This amount has been recorded less a tax benefit of $3.3 million, as a component of other comprehensive loss at June 30, 2009. In addition, we determined that the remaining $3.5 million was an other than temporary Credit Loss and recorded a charge in other  income (expense) for the six-months ended June 30, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008).  There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed.  These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information on our auction rate securities.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

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

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the United States Court of Appeals for the Ninth Circuit, and the Court heard oral arguments on January 14, 2009.  Subsequently, on June 23, 2009, the Court filed a memorandum opinion reversing the opinion of the United States District Court and remanding the case to the United States District Court for further proceedings.  The Company filed an answer to the complaint on behalf of all the defendants on July 20, 2009, essentially denying the allegations set forth in the complaint.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.

On July 3, 2008, the Company filed an action in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including Special Committee investigation costs (the “St. Paul Complaint”).  The Company purchased from St. Paul a directors and officers insurance policy that the Company contends covered such expenses during the pertinent time period.  St. Paul has reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but has refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleges that St. Paul is liable to the Company for the difference.  The Company seeks damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California and shortly thereafter answered the St. Paul Complaint, denying that it has any further responsibility to the Company beyond the amount for which it had previously reimbursed the Company.  On January 30, 2009, St. Paul filed a motion for partial summary judgment on certain major issues in the litigation.  The Court entered an order on St. Paul’s motion on April 9, 2009, partially granting and partially denying its motion. The parties participated in a court-ordered mediation on June 6, 2009, pursuant to which the parties to the litigation, along with one of the Company’s excess insurance carriers that was not named as a defendant in the litigation, negotiated a comprehensive settlement in principle of the claims asserted by the Company against St. Paul in the litigation and the Company’s claims against the excess carrier.  Subsequently, certain disagreements have arisen with respect to the finalization and codification of the comprehensive settlement in principle. If the settlement in principle is consummated, the litigation will be dismissed.  If the parties are unable to finalize the settlement in principle, the litigation will proceed.  The trial date is currently scheduled for January 2010.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The Court granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The matter is now proceeding before FINRA and has been set for hearing in March 2010.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding and has been set for hearing in February 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  Oppenheimer Holdings, Inc. has filed a motion to be dismissed from the proceeding, which the Company intends to oppose, and which is scheduled to be heard in August 2009.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims are against the defendants for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practice in Ontario, the Company will not file an answer to the claim until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

Both actions, filed by single individual shareholders purportedly on behalf of a class of purchasers of the Company’s stock during the period May 23, 2007 through November 8, 2007 (the “Class Period”), name as defendants the Company, Rodney C. Sacks (“Sacks”), and Hilton H. Schlosberg (“Schlosberg”). The allegations of both complaints are substantially similar. Plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege, among other things, that during the Class Period, the defendants issued materially false and misleading statements that failed to disclose that: (i) the Company’s second quarter sales results were “materially impacted by inventory loading as customers were induced to purchase more product before the Company raised its prices in its Monster Energy® drink line and its Java Monster™ drink line”; (ii) the Company was “experiencing declining sales in its non-core drink lines”; (iii) the Company was “experiencing production shortfalls with its Java MonsterTM drink line”; and (iv) as a result of the foregoing, defendants “lacked a reasonable basis for their positive statements about the Company and its prospects.” The complaints seek an unspecified amount of damages.

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff.  Pursuant to a previously entered stipulation and order, the lead plaintiff is required to file a consolidated complaint or designate one of the existing complaints as operative by no later than August 28, 2009, and defendants must respond within forty-five days from the date of service or designation of such complaint.

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

The Merckel complaint names as defendants certain current and former officers, directors, and employees of the Company and HBC, including Sacks, Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati (“Selati”), Thomas J. Kelly (“Kelly”), Mark J. Hall (“Hall”), Kirk S. Blower (“Blower”), and Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the complaint are substantially similar to those set forth in the two securities class action complaints described above.  The complaint also alleges, among other things, that between May 2007 and the date of the filing of the complaint, the defendants directed the Company to issue a series of improper statements concerning its business prospects. The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business prospects. The complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

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

On June 29, 2009, the Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the Court entered an order re-styling the consolidated actions as In re Hansen Derivative Litigation, appointing lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint.  Pursuant to that order, plaintiffs must file a consolidated amended complaint forty-five days after the date on which a consolidated amended complaint in the securities class action litigation is filed, and defendants must respond to the consolidated amended complaint in the derivative action within forty-five days after it is filed.

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

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on June 4th, 2009.  At the meeting, the following individuals were elected as directors of the Company and received the number of votes set opposite their respective names:

Director	Votes For	Votes Withheld
Rodney C. Sacks	77,609,214	3,184,723
Hilton H. Schlosberg	76,185,162	4,608,775
Norman C. Epstein	78,055,490	2,738,447
Benjamin M. Polk	75,910,277	4,883,660
Sydney Selati	79,297,188	1,496,749
Harold C. Taber, Jr.	77,914,988	2,878,949
Mark S. Vidergauz	78,284,656	2,209,281

In addition, at the annual meeting our stockholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the year ended December 31, 2009, by a vote of 78,614,982 for, 2,023,377 against, 155,579 abstaining and zero broker non-votes.

In addition, at the annual meeting our stockholders ratified the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors by a vote of 41,917,695 for, 26,684,044 against, 93,862 abstaining and 12,108,339 broker non-votes.

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

HANSEN NATURAL CORPORATION
Registrant

Date: August 10, 2009	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors and Chief Executive Officer