Form 10-Q
period 2009-09-30
HANSEN NATURAL CORP
filed 2009-11-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The Registrant had 89,090,201 shares of common stock, par value $0.005 per share, outstanding as of October 30, 2009.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$317,657	$256,801
Short-term investments	30,187	29,145
Trade accounts receivable, net	91,939	45,233
Distributor receivables	5,350	90,722
Inventories	123,942	116,326
Prepaid expenses and other current assets	9,705	8,379
Prepaid income taxes	—	4,977
Deferred income taxes	9,741	9,741
Total current assets	588,521	561,324

INVESTMENTS	87,969	89,567
PROPERTY AND EQUIPMENT, net	28,075	14,389
DEFERRED INCOME TAXES	63,170	65,748
INTANGIBLES, net	31,674	28,365
OTHER ASSETS	1,885	2,444
Total Assets	$801,294	$761,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,950	$64,787
Accrued liabilities	25,957	12,524
Accrued distributor terminations	3,151	102,282
Accrued compensation	6,103	6,782
Current portion of debt	381	959
Income taxes payable	5,189	—
Total current liabilities	107,731	187,334

DEFERRED REVENUE	132,604	138,187

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 97,207 shares issued and 89,090 outstanding as of September 30, 2009; 96,851 shares issued and 90,328 outstanding as of December 31, 2008	486	484
Additional paid-in capital	131,045	117,106
Retained earnings	617,039	461,680
Accumulated other comprehensive loss	(4,525)	(10,825)
Common stock in treasury, at cost; 8,117 and 6,523 shares as of September 30, 2009 and December 31, 2008, respectively	(183,086)	(132,129)
Total stockholders’ equity	560,959	436,316
Total Liabilities and Stockholders’ Equity	$801,294	$761,837

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES	$307,929	$284,986	$852,385	$779,408

COST OF SALES	142,897	135,550	395,345	379,039

GROSS PROFIT	165,032	149,436	457,040	400,369

OPERATING EXPENSES	72,117	67,644	205,565	197,560

OPERATING INCOME	92,915	81,792	251,475	202,809

OTHER INCOME (EXPENSE):
Interest and other income, net	183	2,111	1,599	8,506
Other-than-temporary impairment of investments	(342)	—	(3,880)	—
Total other income (expense)	(159)	2,111	(2,281)	8,506

INCOME BEFORE PROVISION FOR INCOME TAXES	92,756	83,903	249,194	211,315

PROVISION FOR INCOME TAXES	36,251	31,466	93,835	79,835

NET INCOME	$56,505	$52,437	$155,359	$131,480

NET INCOME PER COMMON SHARE:
Basic	$0.63	$0.57	$1.72	$1.42
Diluted	$0.60	$0.54	$1.63	$1.34

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	90,154	92,337	90,380	92,852
Diluted	94,683	96,916	95,060	97,997

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,359	$131,480
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	56	42
Depreciation and other amortization	3,929	2,559
Loss on disposal of property and equipment	82	87
Stock-based compensation	9,761	9,776
Impairment on investments	3,880	—
Deferred income taxes	—	(2,160)
Tax benefit from exercise of stock options	(2,219)	(2,198)
Provision for doubtful accounts	11	1
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(46,220)	3,486
Distributor receivables	85,372	5,038
Inventories	(7,116)	(12,326)
Prepaid expenses and other current assets	(1,287)	(5,324)
Prepaid income taxes	4,977	—
Accounts payable	2,600	3,958
Accrued liabilities	12,006	3,259
Accrued distributor terminations	(99,151)	(471)
Accrued compensation	(683)	(727)
Income taxes payable	7,408	1,644
Deferred revenue	(5,583)	(1,899)
Net cash provided by operating activities	123,182	136,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	49,931	—
Sales of available-for-sale investments	13,428	266,978
Purchases of held-to-maturity investments	(59,978)	—
Purchases of available-for-sale investments	—	(106,685)
Purchases of property and equipment	(16,549)	(4,333)
Proceeds from sale of property and equipment	127	79
Additions to intangibles	(3,365)	(1,488)
Decrease in other assets	567	105
Net cash (used in) provided by investing activities	(15,839)	154,656

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,299)	(842)
Tax benefit from exercise of stock options	2,219	2,198
Issuance of common stock	1,737	1,725
Purchases of common stock held in treasury	(50,957)	(49,966)
Net cash used in financing activities	(48,300)	(46,885)

Effect of exchange rate changes on cash and cash equivalents	1,813	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,856	243,996
CASH AND CASH EQUIVALENTS, beginning of period	256,801	12,440
CASH AND CASH EQUIVALENTS, end of period	$317,657	$256,436

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$45	$33
Income taxes	$86,397	$80,839

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.7 million and $0.9 million for the nine-months ended September 30, 2009 and 2008, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                       BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Hansen Natural Corporation’s (“Hansen” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries, Hansen Beverage Company (“HBC”), Monster LDA Company, formerly known as Hard e Beverage Company and previously known as Hard Energy Company and as CVI Ventures, Inc., Monster Energy Europe Limited (incorporated in the United Kingdom), Monster Energy Limited (incorporated in Ireland), Monster Energy AU Pty, Ltd. (incorporated in Australia), Monster Energy Brasil Comércio de Bebidas Ltda (incorporated in Brazil), Monster Energy Canada Ltd. (incorporated in Canada), Blue Sky Natural Beverage Co. (“Blue Sky”), Hansen Junior Juice Company (“Junior Juice”),  X-Truck, Inc. (“X-Truck”) and Epicenter Music Festival, LLC (“EMF”) and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).  HBC conducts the vast majority of the Company’s operating business and accounts for the vast majority of the Company’s operating revenues.

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2009 and 2008 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Management has evaluated all events and transactions occurring after the balance sheet date through the filing of this quarterly report on Form 10-Q on November 9, 2009.

2.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Codification (“ASC”) ASC 105, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

“Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification, became nonauthoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification did not have any impact on the Company’s consolidated financial position, results of operations or liquidity.

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) for its financial assets and liabilities. The Company’s adoption of ASC 820 did not have a material impact on its financial position, results of operations or liquidity.  In accordance with ASC 820-10-55, “Effective Date of FASB Statement No. 157” (formerly FASB Staff Position (“FSP”) FAS 157-2), the Company elected to defer until January 1, 2009 the adoption of ASC 820 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820 for those assets and liabilities within the ASC 820-10-55 did not have a material impact on the Company’s financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted ASC 350-30-35, “Determination of Useful Life of Intangible Assets” (formerly FSP FAS 142-3) which amended the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Goodwill and Other Intangible Assets” (formerly SFAS No. 142). ASC 350-30-35 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS 107-1 and Accounting Principles Board No. 28-1), which amended ASC 825-50, “Disclosures About Fair Value of Financial Instruments,” (formerly SFAS No. 107), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825-10-65 also amends ASC 825-10 to require those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption comparative disclosures are required for periods ending after initial adoption.  The Company’s adoption of ASC 825-10-65 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments” (formerly FSP FAS 115-2 and FAS 124-2).  ASC 320-10-65 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under ASC 320-10-65, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. This standard also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity (see Note 3).

On April 1, 2009, the Company adopted ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS 157-4), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, comparative disclosures are required for periods ending after initial adoption.  The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 855, “Subsequent Events” (formerly SFAS No. 165).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The Company’s adoption of this standard did not have an impact on its financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  This standard has not yet been adopted into Codification.  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. The Company is currently evaluating the effect of SFAS No. 167 on its financial position, results of operations and liquidity.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, “Fair Value Measurements and Disclosures”, to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements.  This standard will be effective for the Company beginning in the fourth quarter of 2009. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing guidance regarding multiple-element revenue arrangements currently included under ASC 605-25, “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. The guidance also expands the disclosure requirements for revenue recognition and will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

3.                                       FAIR VALUE MEASUREMENTS

ASC 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

ASC 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy, at September 30, 2009 and December 31, 2008:

September 30, 2009	Level 1	Level 2	Level 3	Total
Cash	$33,854	$—	$—	$33,854
Money market funds	253,809	—	—	253,809
U.S. Treasuries	59,981	—	—	59,981
Auction rate securities	—	—	88,169	88,169
Total	$347,644	$—	$88,169	$435,813

Amounts included in:
Cash and cash equivalents	$317,657	$—	$—	$317,657
Short-term investments	29,987	—	200	30,187
Investments	—	—	87,969	87,969
Total	$347,644	$—	$88,169	$435,813

December 31, 2008	Level 1	Level 2	Level 3	Total
Cash	$23,944	$—	$—	$23,944
Money market funds	172,558	—	—	172,558
U.S. Treasuries	80,240	—	—	80,240
Municipal securities	1,154	—	—	1,154
Auction rate securities	—	—	97,617	97,617
Total	$277,896	$—	$97,617	$375,513

Amounts included in:
Cash and cash equivalents	$256,801	$—	$—	$256,801
Short-term investments	21,095	—	8,050	29,145
Investments	—	—	89,567	89,567
Total	$277,896	$—	$97,617	$375,513

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three- and nine-months ended September 30, 2009:

Level 3 Auction Rate Securities
Balance at December 31, 2008	$97,617
Transfers to Level 3	—
Recognized loss included in income	(3,539)
Unrealized gain included in other comprehensive loss	2,936
Net settlements	(10,475)
Balance at March 31, 2009	86,539
Transfers to Level 3	—
Recognized loss included in income	—
Unrealized gain included in other comprehensive loss	3,163
Net settlements	(1,500)
Balance at June 30, 2009	88,202
Transfers to Level 3	—
Recognized loss included in income	(342)
Unrealized gain included in other comprehensive loss	609
Net settlements	(300)
Balance at September 30, 2009	$88,169

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the nine-months ended September 30, 2009 and prior periods, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors.  In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after September 30, 2009, are classified as long-term investments in the accompanying condensed consolidated balance sheets.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

At September 30, 2009, the Company held auction rate securities with a face value of $100.2 million (amortized cost basis of $95.8 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2009, which indicated an impairment of $12.1 million, a decrease of $2.8 million from $14.9 million as of December 31, 2008, resulting in a fair value of $88.2 million, which is included in short- and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

On April 1, 2009, the Company adopted ASC 320-10-65 which amended the other-than-temporary impairment model for debt securities.

Under ASC 320-10-65, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred.  In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as an expense in the income statement.  The amount of loss relating to other factors is recorded in accumulated other comprehensive loss. ASC 320-10-65 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. As of April 1, 2009, the date of adoption of ASC 320-10-65, the Company recorded no cumulative effect adjustment of non-credit related losses related to the previously recognized other-than-temporary impairment charges.

The Company determined that of the $12.1 million impairment of its auction rate securities at September 30, 2009, $7.6 million was temporary and $4.5 million was other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded $0.3 million and $3.9 million of other-than-temporary impairment that was deemed Credit Loss related through earnings during the three- and nine-months ended September 30, 2009, respectively.  At September 30, 2009, $7.6 million of temporary impairment has been recorded, less a tax benefit of $3.1 million, as a component of accumulated other comprehensive loss.  The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.             INVESTMENTS

The following table summarizes the Company’s investments at September 30, 2009 and December 31, 2008:

September 30, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$29,987	$—	$—	$29,987	$—	$—

Available-for-sale
Short-term:
Auction rate securities	200	—	—	200	—	—
Long-term:
Auction rate securities	95,618	—	7,649	87,969	—	7,649
Total	$125,805	$—	$7,649	$118,156	$—	$7,649

December 31, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$19,941	$—	$—	$19,941	$—	$—

Available-for-sale
Short-term:
Municipal securities	1,154	—	—	1,154	—	—
Auction rate securities	8,050	—	—	8,050	—	—
Long-term:
Auction rate securities	103,923	—	14,356	89,567	14,356	—
Total	$133,068	$—	$14,356	$118,712	$14,356	$—

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the maturities of the Company’s investments at September 30, 2009:

	Amortized Cost	Fair Value
Less than 1 year	$30,187	$30,187
Due 1 - 10 years	701	674
Due 11 - 20 years	10,083	9,359
Due 21 - 30 years	60,674	55,387
Due 31 - 40 years	24,160	22,549
Total	$125,805	$118,156

5.             INVENTORIES

Inventories consist of the following at:

	September 30, 2009	December 31, 2008
Raw materials	$33,446	$24,454
Finished goods	90,496	91,872
	$123,942	$116,326

6.             PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2009	December 31, 2008
Land	$1,417	$1,417
Leasehold improvements	2,309	2,112
Furniture and fixtures	1,722	1,182
Office and computer equipment	5,222	2,998
Computer software	5,608	1,845
Equipment	13,184	3,850
Vehicles	9,367	8,175
	38,829	21,579
Less: accumulated depreciation and amortization	(10,754)	(7,190)
	$28,075	$14,389

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.             INTANGIBLES, Net

Intangibles consist of the following at:

	September 30, 2009	December 31, 2008
Amortizing trademarks	$1,059	$1,169
Accumulated amortization	(402)	(456)
	657	713
Non-amortizing intangibles	31,017	27,652
	$31,674	$28,365

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended September 30, 2009 and 2008 and $0.04 million for both the nine-months ended September 30, 2009 and 2008.

8.             DISTRIBUTION AGREEMENTS

Pursuant to certain new and/or amended distribution agreements entered into with certain distributors, net amounts of $5.0 million and $(0.4) million due from/(to) such distributors were recorded during the nine-months ended September 30, 2009 and 2008, respectively.  Such amounts are accounted for as deferred revenue in the condensed consolidated balance sheets at September 30, 2009 and 2008, respectively.  Deferred revenue is recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.8 million and $0.5 million for the three-months ended September 30, 2009 and 2008, respectively.  Revenue recognized was $5.6 million and $1.5 million for the nine-months ended September 30, 2009 and 2008, respectively.  The Company had $7.4 million of current deferred revenue included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009.  The Company incurred termination costs to certain of its prior distributors amounting to $0.1 million and $(0.2) million during the three-months ended September 30, 2009 and 2008, and $1.9 million and $(0.04) million during the nine-months ended September 30, 2009 and 2008, respectively. These amounts are included in operating expenses in the condensed consolidated statements of income.

9.             COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company has purchase commitments aggregating approximately $49.6 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms and are due within the next 12 months.

The Company has noncancelable contractual obligations aggregating approximately $50.2 million, which are related primarily to sponsorships and other marketing activities.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of September 9, 2009 (the “2010 Supply Agreement”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans in 2010.  The Company’s minimum purchase obligation under the 2010 Supply Agreement is approximately $27.3 million, subject to compliance by Rexam with certain conditions.  Effective September 30, 2009, the 2010 Supply Agreement waived the minimum purchase volumes required pursuant to the 2006 Supply Agreement dated January 1, 2006 between the Company and Rexam.

In the fourth quarter of 2008, the Company entered into licensing and programming agreements with SAP America, Inc., to use its global enterprise resource planning software initiative to replace the Company’s existing legacy software.  The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software.  The Company estimates the remaining cost for implementation of the initiative will be approximately $2.1 million.  The project commenced in the first quarter of 2009 with a targeted production live date in the first quarter of 2010.

Litigation — In August 2006, the Company filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of the Company’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name.  In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation. National subsequently repudiated the settlement agreement and the Company responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement.  On August 14, 2007, the United States District Court entered an order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction.  National appealed the District Court’s decision to the Ninth Circuit Court of Appeals.  On September 30, 2009, the Ninth Circuit affirmed the District Court’s Order enforcing the settlement agreement between National and the Company.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the United States Court of Appeals for the Ninth Circuit, and the Court

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

heard oral arguments on January 14, 2009.  Subsequently, on June 23, 2009, the Court filed a memorandum opinion reversing the opinion of the United States District Court and remanding the case to the United States District Court for further proceedings.  The Company filed an answer to the complaint on behalf of all the defendants on July 20, 2009, essentially denying the allegations set forth in the complaint.  The Court conducted a Case Management Conference on August 24, 2009.  At that time, it scheduled a class certification hearing for March 2010, any dispositive motions for hearing for October 2010, and a pre-trial conference for December 2010.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.  Discovery began during the third quarter of 2009.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including the Company’s internal Special Committee investigation costs (the “St. Paul Complaint”).  The Company had purchased from St. Paul a directors and officers insurance policy that the Company contended covered such expenses during the pertinent time period.  St. Paul reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleged that St. Paul was liable to the Company for the difference.  The St. Paul Complaint sought damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended by the Company in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California.  Following a mediation of the dispute, the parties entered into a confidential settlement agreement on terms satisfactory to both parties.  The Company executed a stipulation with St. Paul voluntarily to dismiss the St. Paul Complaint with prejudice that was filed with the Court on September 2, 2009, and the Company has separately released the claims it had asserted against St. Paul.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Court granted the defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The matter is now proceeding before FINRA and has been set for hearing in March 2010.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

proceeding and has been set for hearing in April 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The Panel recently denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practice in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff.  On August 28, 2009 lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”).  The Consolidated Class Action Complaint purports to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It names as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly.  Plaintiff principally alleges that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleges that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Pursuant to the briefing schedule now in effect, defendants’ motion to dismiss must be filed by November 16, 2009; lead plaintiff’s opposition must be filed by January 2010; and defendant’s reply brief must be filed by February 2010.

Derivative Litigation — On October 15, 2008, a derivative complaint was filed in the United States District Court for the Central District of California (the “District Court”), styled Merckel v. Sacks, et al.  On November 17, 2008, a second derivative complaint styled Dislevy v. Sacks, et al. was also filed in the District Court.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

On June 29, 2009, the Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the Court entered an order re-styling the consolidated actions as In re Hansen Derivative Shareholder Litigation, appointing lead plaintiff and lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint (the “July 13 Order”).

On October 13, 2009, lead plaintiff filed a Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”).  The Consolidated Derivative Complaint names as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the Consolidated Derivative Complaint are similar to those set forth in the Consolidated Class Action Complaint described above.  Plaintiff alleges that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  Plaintiff further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information. The Consolidated Derivative Complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

Pursuant to the July 13 Order, the Company must file its motion to dismiss by November 30, 2009; plaintiff’s opposition papers must be filed by January 2010; and the Company’s reply brief must be filed by February 2010.  None of the other defendants need answer, move to dismiss, or otherwise respond to the Consolidated Derivative Complaint until or unless the District Court orders the Company to file an answer, in which case the other defendants will have 45 days after the filing of the Company’s answer to move to dismiss or otherwise respond to the Consolidated Derivative Complaint.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Consolidated Class Action Complaint and the Consolidated Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

10.           COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income, as reported	$56,505	$52,437	$155,359	$131,480
Other comprehensive income (loss):
Change in unrealized loss on available- for-sale securities, net of tax	451	28	4,130	(3,348)
Foreign currency translation adjustments	826	200	2,170	194
Comprehensive income	$57,782	$52,665	$161,659	$128,326

The components of accumulated other comprehensive loss are as follows:

	September 30, 2009	December 31, 2008
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $3.1 million and $5.7 million as of September 30, 2009 and December 31, 2008, respectively	$(4,530)	$(8,660)
Foreign currency translation adjustments	5	(2,165)
Total accumulated other comprehensive loss	$(4,525)	$(10,825)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                                 TREASURY STOCK PURCHASE

On April 25, 2008, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of the Company’s common stock. During the three- and nine-months ended September 30, 2009, the Company purchased 1.6 million shares of common stock at an average purchase price of $31.96 per share for a total amount of $51.0 million, which the Company now holds in treasury.

12.                                 STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at September 30, 2009: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).  The 2009 Directors Plan, which replaced the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”), was approved by the Board of Directors on April 13, 2009, and ratified by the stockholders of the Company at the annual meeting of stockholders, held on June 4, 2009.

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries.  Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights.  The Compensation Committee of the Board of Directors has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  The Compensation Committee and the Executive Committee of the Board of Directors each independently has the authority to grant awards to new hires who are not Section 16 employees.  Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee.  Stock options are generally exercisable up to a 10 year period after their date of grant.  As of September 30, 2009, options to purchase 17,692,900 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 4,307,100 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.  Outstanding options under the 2001 Option Plan generally vest over five years from the grant date and generally expire up to 10 years after the grant date.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, an “SAR”), and other stock-based awards to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  The 2009 Directors Plan is administered by the Board of Directors.  Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.  The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders.  Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted.  The Board of Directors may determine the exercise price per share of the Company’s common stock

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

under each option, but such price may not be less than 100% of the closing price of the Company’s common stock for one share on the date an option is granted.  Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009.  The Board of Directors may also grant SARs, independently, or in connection with an option grant.  The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant.  Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock.  SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time.  As of September 30, 2009, no options to purchase shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 800,000 shares of the Company’s common stock remained available for grant.

The 2005 Directors Plan, which was replaced by the 2009 Directors Plan, permitted the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company.  On the date of the annual meeting of stockholders at which an eligible director was initially elected, each eligible director was entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant.  Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director was to receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock.  Options became exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director became fully and immediately exercisable upon a change in control of the Company.  Options granted under the 2005 Directors Plan that were not exercised generally expired 10 years after the date of grant.  Option grants could be made under the 2005 Directors Plan for 10 years from the effective date of the 2005 Directors Plan.  The 2005 Directors Plan was a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan did not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Exchange Act).  As of September 30, 2009, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan.

Under the Company’s stock option plans, all grants are made at prices based on the fair value of the options on the date of grant.  The Company recorded $3.3 million and $4.0 million of compensation expense relating to outstanding options during the three-months ended September 30, 2009 and 2008, respectively.  The Company recorded $9.8 million of compensation expense relating to outstanding options for both the nine-months ended September 30, 2009 and 2008. Refer to “Change in Estimated Forfeiture Rate” within this Note 12 for additional information.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, and (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below.  The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.  The following weighted-average assumptions were used to estimate the fair value of options granted during the three- and nine-months ended September 30, 2009 and 2008:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	62%	63%	64%	62%
Risk free interest rate	2.6%	3.5%	2.3%	3.5%
Expected lives	5.7 Years	6.0 Years	5.4 Years	5.6 Years

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2009	10,030	$12.38	6.4	$216,580
Granted 01/01/09 - 03/31/09	123	$33.90
Granted 04/01/09 - 06/30/09	232	$36.40
Granted 07/01/09 - 09/30/09	76	$32.12
Exercised	(356)	$4.74
Cancelled or forfeited	(216)	$18.91
Outstanding at September 30, 2009	9,889	$13.49	5.8	$232,349
Vested and expected to vest in the future at September 30, 2009	9,452	$12.63	5.7	$230,039
Exercisable at September 30, 2009	6,333	$7.45	4.9	$186,166

The weighted-average grant-date fair value of options granted, using the Black-Scholes-Merton option pricing formula and the assumptions included in the table above, during the three-months ended September 30, 2009 and 2008 was $18.47 per share and $16.31 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2009 and 2008 was $19.90 per share and $18.57 per share, respectively. The

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

total intrinsic value of options exercised during the three-months ended September 30, 2009 and 2008 was $1.4 million and $5.7 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2009 and 2008 was $11.1 million and $28.4 million, respectively.

Cash received from options exercised under all plans for the three-months ended September 30, 2009 and 2008 was approximately $0.3 million and $0.5 million, respectively.  Cash received from options exercised under all plans for both the nine-months ended September 30, 2009 and 2008 was approximately $1.7 million.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended September 30, 2009 and 2008 was $0.1 million and $0.02 million, respectively.  The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for both the nine-months ended September 30, 2009 and 2008 was $2.2 million.

At September 30, 2009, there was $32.6 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s stock-based payment plans.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Change in Estimated Forfeiture Rate

During the nine-months ended September 30, 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its most senior executives based on their dissimilar historical forfeiture experience as compared to the forfeiture experience for non-senior executives. This modification resulted in a change from a 3.0% forfeiture rate for all employees to a 0% forfeiture rate for senior executives and an 11.2% forfeiture rate for all other recipients. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options, resulting primarily from non-senior executives and other employee departures from the Company. The cumulative impact of the revised forfeiture rates reduced stock-based compensation expense by approximately $1.1 million for the nine-months ended September 30, 2009.

13.                                 INCOME TAXES

The following is a roll forward of the Company’s total gross unrecognized tax benefits for the nine-months ended September 30, 2009:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Gross Unrealized Tax Benefits
Balance at December 31, 2008	$1,912
Additions for tax positions related to the current year	315
Additions for tax positions related to the prior year	89
Decreases related to settlement with taxing authority	(1,912)
Balance at September 30, 2009	$404

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the tax provision in the Company’s condensed consolidated financial statements.  As of September 30, 2009, the Company had approximately $0.02 million in interest and penalties related to recognized tax benefits accrued.  In addition, $0.1 million of benefit was recognized through the provision for income tax expense during the three-months ended September 30, 2009.  Amounts accrued are attributable to the Domestic Production Deduction.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its financial position, results of operations or liquidity.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005.  The examination was completed in March 2009 with no significant adjustments.

In March 2009, the Internal Revenue Service concluded its examination of the Company’s Domestic Production Deduction tax claim attributable to the 2005 and 2006 years.  The Company’s position was upheld on its uncertain tax positions attributable to the Domestic Production Deduction and as a result, the amount of gross unrealized tax benefits was reduced by $1.9 million. The removal of accrued uncertain tax positions and related interest and penalties previously recorded resulted in a $2.1 million increase in net income for the nine-months ended September 30, 2009.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions.  Federal income tax returns of the Company are subject to IRS examination for the 2006 through 2008 tax years. State income tax returns are subject to examination for the 2005 through 2008 tax years.

14.                                 EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three- and nine-months ended September 30, 2009 and 2008 is presented below:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average shares outstanding:
Basic	90,154	92,337	90,380	92,852
Dilutive securities	4,529	4,579	4,680	5,145
Diluted	94,683	96,916	95,060	97,997

For the three-months ended September 30, 2009 and 2008, options outstanding totaling 2.5 million and 2.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.  For the nine-months ended September 30, 2009 and 2008, options outstanding totaling 2.4 million and 1.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto for the three-months ended September 30, 2009 and 2008 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended September 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$282,367	$25,562	$—	$307,929
Contribution margin	101,827	2,129	—	103,956
Corporate and unallocated expenses	—	—	(11,041)	(11,041)
Operating income				92,915
Other income (expense)	(511)	—	352	(159)
Income before provision for income taxes				92,756
Depreciation and amortization	1,174	8	502	1,684
Trademark amortization	—	11	1	12

	Three-Months Ended September 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$257,698	$27,288	$—	$284,986
Contribution margin	94,743	1,097	—	95,840
Corporate and unallocated expenses	—	—	(14,048)	(14,048)
Operating income				81,792
Other income (expense)	(8)	—	2,119	2,111
Income before provision for income taxes				83,903
Depreciation and amortization	516	8	496	1,020
Trademark amortization	—	11	3	14

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Included in net sales for the DSD segment for the three-months ended September 30, 2009, was revenue of $2.3 million related to the Epicenter Music Festival (held in August 2009) and revenue of $0.9 million related to X-Truck, Inc. Included in contribution margin for the DSD segment for the three-months ended September 30, 2009, were operating losses of $2.5 million related to X-Truck, Inc. and Epicenter Music Festival, LLC.

Corporate and unallocated expenses were $11.0 million for the three-months ended September 30, 2009 and included $9.3 million of payroll costs, of which $3.3 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $3.2 million attributable to professional service expenses, including accounting and legal costs, and $3.2 million of other operating expenses.  Included as a reduction to corporate and unallocated expenses were proceeds of $4.7 million related to reimbursements of legal expenses paid by the Company.  Corporate and unallocated expenses were $14.0 million for the three-months ended September 30, 2008 and included $8.8 million of payroll costs, of which $4.0 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $2.7 million attributable to professional service expenses, including accounting and legal costs and $2.5 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

One customer made up approximately 30% of the Company’s net sales for the three-months ended September 30, 2009. One customer made up approximately 14% of the Company’s net sales for the three-months ended September 30, 2008.

Net sales to customers outside the United States amounted to $41.2 million and $27.0 million for the three-months ended September 30, 2009 and 2008, respectively. Such sales were approximately 13.4% and 9.5% of net sales for the three-months ended September 30, 2009 and 2008, respectively.

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the nine-months ended September 30, 2009 and 2008 are as follows:

	Nine-Months Ended September 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$781,333	$71,052	$—	$852,385
Contribution margin	286,521	4,616	—	291,137
Corporate and unallocated expenses	—	—	(39,662)	(39,662)
Operating income				251,475
Other income (expense)	(545)	—	(1,736)	(2,281)
Income before provision for income taxes				249,194
Depreciation and amortization	2,600	23	1,306	3,929
Trademark amortization	—	33	23	56

	Nine-Months Ended September 30, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$705,974	$73,434	$—	$779,408
Contribution margin	241,005	243	—	241,248
Corporate and unallocated expenses	—	—	(38,439)	(38,439)
Operating income				202,809
Other income (expense)	(29)	—	8,535	8,506
Income before provision for income taxes				211,315
Depreciation and amortization	1,091	24	1,444	2,559
Trademark amortization	—	33	9	42

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Included in net sales for the DSD segment for the nine-months ended September 30, 2009, was revenue of $2.3 million related to the Epicenter Music Festival and revenue of $2.2 million related to X-Truck, Inc. Included in contribution margin for the DSD segment for the nine-months ended September 30, 2009, were operating losses of $3.1 million related to X-Truck, Inc. and Epicenter Music Festival, LLC.

Corporate and unallocated expenses were $39.7 million for the nine-months ended September 30, 2009 and included $27.0 million of payroll costs, of which $9.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $9.1 million attributable to professional service expenses, including accounting and legal costs, and $8.3 million of other operating expenses.  Included as a reduction to corporate and unallocated expenses were proceeds of $4.7 million related to reimbursements of legal expenses paid by the Company.  Corporate and unallocated expenses were $38.4 million for the nine-months ended September 30, 2008 and included $24.6 million of payroll costs, of which $9.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $7.2 million attributable to professional service expenses, including accounting and legal costs. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

One customer made up approximately 30% of the Company’s net sales for the nine-months ended September 30, 2009.  Two customers made up approximately 16% and 11%, respectively, of the Company’s net sales for the nine-months ended September 30, 2008.

Net sales to customers outside the United States amounted to $101.7 million and $67.1 million for the nine-months ended September 30, 2009 and 2008, respectively.  Such sales were approximately 11.9% and 8.6% of net sales for the nine-months ended September 30, 2009 and 2008, respectively.

The Company’s net sales by product line for the three- and nine-months ended September 30, 2009 and 2008, respectively, were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Energy drinks	$279,005	$258,110	$778,222	$707,482
Non-carbonated (primarily juice based beverages)	16,943	18,420	44,675	50,009
Carbonated (primarily soda beverages)	8,804	8,456	25,042	21,917
Other	3,177	—	4,446	—
	$307,929	$284,986	$852,385	$779,408

16.                                 RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company.  Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended September 30, 2009 and 2008 were $0.4 million and $0.2 million, respectively.  Expenses incurred in connection with services rendered by such firm to the Company during the nine-months ended September 30, 2009 and 2008 were $1.0 million and $1.9 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2009 and 2008 were $0.3 million and $0.2 million, respectively.  Expenses incurred with such company in connection with promotional materials purchased were $0.7 million and $0.6 million for the nine-months ended September 30, 2009 and 2008, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, juice blends, juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We also develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®; Monster Hitman Energy Shooter™ and Lost® Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices.  We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee + energy drinks.  In May 2009, we introduced Monster Energy® Import energy drink which is packaged in 550 ml re-sealable aluminum cans and in June 2009, we introduced X-Presso Monster™-Hammer, a non-carbonated espresso energy drink packaged in 6.75-ounce aluminum cans.  Both of these products are manufactured in Europe and imported into the United States.  In July 2009, we introduced Nitrous™ Monster Energy®, a line of energy drinks which is carbonated and contains nitrous oxide, and is packaged in re-sealable 12-ounce sleek aluminum cap-cans, in three variants. Additionally, we market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name.  We have marketed, sold and distributed enhanced water beverages under the Vidration™ brand name since July 2008.

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

The Company intends to launch a new line of ready-to-drink iced teas in 23-ounce cans under the “Peace Tea” brand name.  The Peace Tea line will initially be launched in four flavors: green tea, imported Ceylon tea, sweet lemon tea and razzleberry tea.

Our Java MonsterTM line of non-carbonated dairy based coffee + energy drinks include Java Monster™ Originale™, Java Monster™ Loca Moca®, Java Monster™ Mean Bean® (each introduced in April 2007), Java Monster™ Russian, Java Monster™ Irish Blend™, Java Monster™ Chai Hai™, Java Monster™ Nut Up™, Java Monster™  and Lo-Ball (each introduced in December 2007).

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks and our Java MonsterTM product line.  Any decrease in sales of our Monster Energy® brand energy drinks and/or Java MonsterTM product line and/or our Nitrous™ Monster Energy® drinks could cause a significant adverse effect on our future revenues and net income.  Our DSD segment represented 91.7% and 90.4% of our net sales for the three-months ended September 30, 2009 and 2008, respectively.  Our DSD segment represented 91.7% and 90.6% of our net sales for the nine-months ended September 30, 2009 and 2008, respectively.  Competitive pressure in the energy drink category could adversely affect our operating results.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness and trial through sampling both in stores and at events.  We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers.  We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes.  In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.  Our extreme sports team endorsements include teams such as the Pro Circuit — Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Ken Block Rally Racing Team and the Tech 3 Moto GP Team.  Our individual athlete and/or personality endorsements include extreme sports figures and athletes such as NASCAR Camping World Truck Series racer Ricky Carmichael, World Champion Moto GP motorcycle racer Valentino Rossi, World Champion Formula 1 racer Jensen Button, television personalities such as Rob Dyrdek as well as many other athletes that compete in other extreme sports related activities, particularly, the Winter and Summer X-Games, supercross, motocross, freestyle motocross, endurocross, Moto GP racing, Formula 1 racing, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile freestyle, snowmobile racing, NASCAR racing, off-road truck racing, rally racing, etc.  Our event endorsements include a wide range of events such as the Monster Energy® Supercross Series, the AMA Pro Motocross Championship Series, the Vans Warped Tour, the Australian SuperX Supercross Series as well as events run by our marketing entities X-Truck, Inc. and Epicenter Music Festival, LLC.

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

Our gross sales* of $355.0 million for the three-months ended September 30, 2009 represented record sales for our third fiscal quarter.  The increase in gross sales for the three-months ended September 30, 2009 was primarily attributable to increased sales of our Monster Energy® brand energy drinks.

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

Gross sales to customers outside the United States amounted to $50.0 million and $30.7 million for the three-months ended September 30, 2009 and 2008, respectively. Such sales were approximately 14.0% and 9.5% of gross sales for the three-months ended September 30, 2009 and 2008, respectively.  Gross sales to customers outside the United States amounted to $124.6 million and $77.7 million for the nine-months ended September 30, 2009 and 2008, respectively.  Such sales were approximately 12.7% and 8.7% of gross sales for the nine-months ended September 30, 2009 and 2008, respectively.  Gross sales to customers outside the United States of $0.4 million and $1.7 million for the three- and nine-months ended September 30, 2008, respectively, have been reclassified to gross sales within the United States from the amounts previously reported.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers.  Gross sales to our various customer types for the three- and nine-months ended September 30, 2009 and 2008 are reflected below.  Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors.  Such full service beverage distributors in turn sell certain of our products to the same customer types. We do not have complete details of their sales of our products to their respective customer types and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.  The allocations below reflect changes made by us to the categories historically reported.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
Full service distributors	65%	68%	65%	67%
Club stores, drug chains & mass merchandisers	12%	12%	13%	13%
Outside the U.S.	14%	10%	13%	9%
Retail grocery, specialty chains and wholesalers	6%	8%	6%	8%
Other	3%	2%	3%	3%

Our customers include Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and SUPERVALU, Inc.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.  CCE, a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 30% of our net sales for both the three- and nine-months ended September 30, 2009, respectively.  Dr. Pepper Snapple Group, Inc. (the “DPS Group”), a former customer of the DSD division, accounted for approximately 14% and 16% of our net sales for the three- and nine-months ended September 30, 2008, respectively.  Our distribution agreement with the DPS Group was terminated by us effective November 9, 2008.  The terminated DPS Group territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2009 and 2008, respectively.

	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2009	2008	09 vs. 08	2009	2008	09 vs. 08
Gross sales, net of discounts & returns * (1)	$355,048	$325,152	9.2%	$979,732	$893,284	9.7%
Less: Promotional and other allowances**	47,119	40,166	17.3%	127,347	113,876	11.8%
Net sales(1)	307,929	284,986	8.1%	852,385	779,408	9.4%
Cost of sales	142,897	135,550	5.4%	395,345	379,039	4.3%
Gross profit	165,032	149,436	10.4%	457,040	400,369	14.2%
Gross profit margin as a percentage of net sales	53.6%	52.4%		53.6%	51.4%

Operating expenses	72,117	67,644	6.6%	205,565	197,560	4.1%

Operating expenses as a percentage of net sales	23.4%	23.7%		24.1%	25.3%

Operating income	92,915	81,792	13.6%	251,475	202,809	24.0%
Operating income as a percentage of net sales	30.2%	28.7%		29.5%	26.0%

Other income (expense):
Interest and other income, net	183	2,111	(91.3)%	1,599	8,506	(81.2)%
Other-than-temporary impairment of investments	(342)	—	(100.0)%	(3,880)	—	(100.0)%
Total other income (expense)	(159)	2,111	(107.5)%	(2,281)	8,506	(126.8)%

Income before provision for income taxes	92,756	83,903	10.6%	249,194	211,315	17.9%

Provision for income taxes	36,251	31,466	15.2%	93,835	79,835	17.5%

Net income	$56,505	$52,437	7.8%	$155,359	$131,480	18.2%
Net income as a percentage of net sales	18.4%	18.4%		18.2%	16.9%

Net income per common share:
Basic	$0.63	$0.57	10.4%	$1.72	$1.42	21.4%
Diluted	$0.60	$0.54	10.3%	$1.63	$1.34	21.8%

Case sales (in thousands)
(in 192-ounce case equivalents)	29,800	28,009	6.4%	82,524	79,009	4.4%

(1)   Includes $2.2 million and $0.5 million for the three-months ended September 30, 2009 and 2008, respectively, related to the recognition of deferred revenue.  Includes $5.9 million and $1.5 million for the nine-months ended September 30, 2009 and 2008, respectively, related to the recognition of deferred revenue.

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

Results of Operations for the Three-Months Ended September 30, 2009 Compared to the Three-Months Ended September 30, 2008

Gross Sales.* Gross sales were $355.0 million for the three-months ended September 30, 2009, an increase of approximately $29.9 million, or 9.2% higher than gross sales of $325.2 million for the three-months ended September 30, 2008.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. To a lesser extent the increase in gross sales was attributable to gross revenues generated by increased sales by volume of aseptic juice drinks. The increase in gross sales was partially offset by decreased sales by volume of our Java MonsterTM product line, apple juice and our Lost Energy® brand energy drinks.  Included in gross sales were $2.2 million and $0.5 million related to the recognition of deferred revenue for the three-months ended September 30, 2009 and 2008, respectively, revenue of $2.3 million related to the Epicenter Music Festival (held in August 2009) and revenue of $0.9 million related to X-Truck, Inc. for the three-months ended September 30, 2009.  Promotional and other allowances were $47.1 million for the three-months ended September 30, 2009, an increase of $7.0 million, or 17.3% higher than promotional and other allowances of $40.2 million for the three-months ended September 30, 2008. Promotional and other allowances as a percentage of gross sales increased to 13.3% from 12.4% for the three-months ended September 30, 2009 and 2008, respectively.  As a result, the percentage increase in gross sales for the three-months ended September 30, 2009 was higher than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $307.9 million for the three-months ended September 30, 2009, an increase of approximately $22.9 million, or 8.1% higher than net sales of $285.0 million for the three-months ended September 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink.  To a lesser extent, the increase in net sales was attributable to increased sales by volume of aseptic juice drinks.  The increase in net sales was partially offset by decreased sales by volume of our Java MonsterTM product line, apple juice, our Monster Hitman Energy Shooter™ product line and our Lost Energy® brand energy drinks.  Included in net sales for the three-months ended September 30, 2009 and 2008, were $2.2 million and $0.5 million, respectively, related to the recognition of deferred revenue, revenue of $2.3 million related to the Epicenter Music Festival and revenue of $0.9 million related to X-Truck, Inc. for the three-months ended September 30, 2009.

Case sales, in 192-ounce case equivalents, were 29.8 million cases for the three-months ended September 30, 2009, an increase of approximately 1.8 million cases or 6.4% higher than case sales of 28.0 million cases for the three-months ended September 30, 2008. The overall average net sales price per case increased to $10.33 for the three-months ended September 30, 2009 or 1.6% higher than the average net sales price per case of $10.17 for the three-months ended September 30, 2008.  The increase in the average net sales price per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $282.4 million for the three-months ended September 30, 2009, an increase of approximately $24.7 million, or 9.6% higher than net sales of $257.7 million for the three-months ended September 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. The increase in net sales was partially offset by decreased sales by volume of our Java MonsterTM product line, our Monster Hitman Energy Shooter™ product line and our Lost Energy® brand energy drinks. Included in net sales for the DSD segment for the three-months ended September 30, 2009 and 2008, were $2.2 million and $0.5 million, respectively, related to the recognition of deferred revenue, revenue of $2.3 million related to the Epicenter Music Festival and revenue of $0.9 million related to X-Truck, Inc. for the three-months ended September 30, 2009.

Net sales for the Warehouse segment were $25.6 million for the three-months ended September 30, 2009, a decrease of approximately $1.7 million, or 6.3% lower than net sales of $27.3 million for the three-months ended September 30, 2008. The decrease in net sales was primarily attributable to decreased sales by volume of apple juice and Junior Juice® aseptic juices.  The decrease in net sales was partially offset by increased sales by volume of aseptic juice drinks as well as a decrease in promotional and other allowances as a percentage of gross sales.

Gross Profit.*** Gross profit was $165.0 million for the three-months ended September 30, 2009, an increase of approximately $15.6 million, or 10.4% higher than the gross profit of $149.4 million for the three-months ended September 30, 2008.  Gross profit margin as a percentage of net sales increased to 53.6% for the three-months ended September 30, 2009 from 52.4% for the three-months ended September 30, 2008.  The increase in net sales contributed to the increase in gross profit dollars.  The increase in gross profit margin as a percentage of net sales was partially attributable to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment, a decrease in the percentage of sales within the DSD segment of the Java Monster™ product line, which has lower gross profit margins than our Monster Energy® brand energy drinks, as well as an increase in the gross profit margin of the Warehouse segment. In addition, the increase in gross profit as a percentage of net sales was attributable to a decrease in the cost of certain raw materials including certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.  We include out-bound freight and warehouse costs in operating expenses.

Operating Expenses.   Total operating expenses were $72.1 million for the three-months ended September 30, 2009, an increase of approximately $4.5 million, or 6.6% higher than total operating expenses of $67.6 million for the three-months ended September 30, 2008. Total operating expenses as a percentage of net sales was 23.4% for the three-months ended September 30, 2009, compared to 23.7% for the three-months ended September 30, 2008.  The increase in operating expenses in dollars was partially attributable to increased expenditures of $4.1 million for sponsorships and endorsements, increased payroll expenses of $2.2 million, increased expenditures of $1.4 million for advertising expenses, increased expenditures of $0.9 million for travel expenses, $0.9 million of increased depreciation costs, increased expenditures of $0.8 million for commissions and royalties and increased expenditures of $0.7 million for merchandise displays.  The increase in operating expenses in dollars was partially offset by proceeds of $4.7 million related to reimbursements of legal expenses paid by the Company, decreased expenditures of $1.5 million for out-bound freight and decreased expenditures of $0.6 million for storage and warehouse costs.  Total operating expenses include costs of $7.1 million, or 2.3% of net sales, and $3.7 million, or 1.3% of net sales, relating to the launch of the Monster Energy® brand in Europe for the three-months ended September 30, 2009 and 2008, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $101.8 million for the three-months ended September 30, 2009, an increase of approximately $7.1 million, or 7.5% higher than contribution margin of $94.7 million for the three-months ended September 30, 2008.  The increase in the contribution margin for the DSD segment was primarily due to increased sales of Monster Energy® brand energy drinks as well as sales of certain new products such as our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. Contribution margin for the Warehouse segment was $2.1 million for the three-months ended September 30, 2009, approximately $1.0 million higher than contribution margin of $1.1 million for the three-months ended September 30, 2008.  The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross margin as a result of decreases in the costs of certain raw materials, particularly apple juice concentrate.

Operating Income. Operating income was $92.9 million for the three-months ended September 30, 2009, an increase of approximately $11.1 million, or 13.6% higher than operating income of $81.8 million for the three-months ended September 30, 2008.  Operating income as a percentage of net sales increased to 30.2% for the three-months ended September 30, 2009 from 28.7% for the three-months ended September 30, 2008.  The increase in operating income and operating income as a percentage of net sales was primarily due to an increase in gross profit of $15.6 million.  To a lesser extent the increase in operating income was attributable to proceeds of $4.7 million related to reimbursements of legal expenses paid by the Company.  The increase in operating income was partially offset by operating losses of $2.5 million related to X-Truck, Inc. and Epicenter Music Festival, LLC.

Other  Income (Expense).  Other income (expense) was $(0.2) million for the three-months ended September 30, 2009, a decrease of $2.3 million from $2.1 million for the three-months ended September 30, 2008.  This decrease was primarily attributable to decreased interest revenue earned on our cash balances and short- and long-term investments.

Provision for Income Taxes.  Provision for income taxes for the three-months ended September 30, 2009 was $36.3 million, as compared to $31.5 million for the three-months ended September 30, 2008.  The effective combined federal and state tax rate was 39.1% and 37.5% for the three-months ended September 30, 2009 and 2008, respectively. The increase in the effective combined tax rate for the three-months ended September 30, 2009 was primarily attributable to a decrease in nontaxable interest income from certain investments and a decrease in tax benefits attributable to operations in certain tax jurisdictions having lower tax rates.

Net Income.  Net income was $56.5 million for the three-months ended September 30, 2009, an increase of $4.1 million or 7.8% higher than net income of $52.4 million for the three-months ended September 30, 2008.  The increase in net income was primarily attributable to an increase in gross profit of $15.6 million. This was partially offset by an increase in provision for income taxes of $4.8 million, an increase in operating expenses of $4.5 million and a decrease in other income (expense) of $2.3 million.

Results of Operations for the Nine-Months Ended September 30, 2009 Compared to the Nine-Months Ended September 30, 2008

Gross Sales.* Gross sales were $979.7 million for the nine-months ended September 30, 2009, an increase of approximately $86.4 million, or 9.7% higher than gross sales of $893.3 million for the nine-months ended September 30, 2008.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line, our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink.  To a lesser extent, the increase in gross sales was attributable to increased sales by volume of aseptic juice drinks, our Hansen’s Natural Sodas® and our Vidration® vitamin enhanced water beverage. The increase in gross sales was partially offset by decreased sales by volume of our Java Monster™ product line, our Lost Energy® brand energy drinks, juice blends and apple juice.  Our gross sales for the nine-months ended September 30, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ product line, effective January 1, 2008. We estimate that gross sales for the nine-months ended September 30, 2008 were reduced by approximately 2% to 2.5% as a result of purchases made by our customers in advance of such price increases. Included in gross sales for the nine-months ended September 30, 2009 and 2008, were $5.9 million and $1.5 million, respectively, related to the recognition of deferred revenue, revenue of $2.3 million related to the Epicenter Music Festival and revenue of $2.2 million related to X-Truck, Inc. for the nine-months ended September 30, 2009. Promotional and other allowances were $127.3 million for the nine-months ended September 30, 2009, an increase of $13.5 million, or 11.8% higher than promotional and other allowances of $113.9 million for the nine-months ended September 30, 2008. Promotional and other allowances as a percentage of gross sales increased to 13.0% from 12.7% for the nine-months ended September 30, 2009 and 2008, respectively.  As a result, the percentage increase in gross sales for the nine-months ended September 30, 2009 was higher than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $852.4 million for the nine-months ended September 30, 2009, an increase of approximately $73.0 million, or 9.4% higher than net sales of $779.4 million for the nine-months ended September 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™ product line, our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. To a lesser extent, the increase in net sales was attributable to increased sales by volume of our Hansen’s Natural Sodas® and aseptic juices.  The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ product line, our Lost Energy® brand energy drinks, juice blends and apple juice.  Our net sales for the nine-months ended September 30,

2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ product line, effective January 1, 2008.  We estimate that net sales for the nine-months ended September 30, 2008 were reduced by approximately 2% to 2.5% as a result of purchases made by our customers in advance of such price increases.  Net sales for the nine-months ended September 30, 2009 and 2008, included $5.9 million and $1.5 million, respectively, related to the recognition of deferred revenue, revenue of $2.3 million related to the Epicenter Music Festival and revenue of $2.2 million related to X-Truck, Inc. for the nine-months ended September 30, 2009.

Case sales, in 192-ounce case equivalents, were 82.5 million cases for the nine-months ended September 30, 2009, an increase of approximately 3.5 million cases or 4.4% higher than case sales of 79.0 million cases for the nine-months ended September 30, 2008. The overall average net sales price per case increased to $10.33 for the nine-months ended September 30, 2009 or 4.7% higher than the average net sales price per case of $9.86 for the nine-months ended September 30, 2008.  The increase in the average net sales price per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $781.3 million for the nine-months ended September 30, 2009, an increase of approximately $75.4 million, or 10.7% higher than net sales of $706.0 million for the nine-months ended September 30, 2008.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, as well as sales of certain new products such as our Monster Hitman Energy Shooter™ product line, our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ product line and our Lost Energy® brand energy drinks.  Net sales for the DSD segment for the nine-months ended September 30, 2009 and 2008, included $5.9 million and $1.5 million, respectively, related to the recognition of deferred revenue, revenue of $2.3 million related to the Epicenter Music Festival and revenue of $2.2 million related to X-Truck, Inc. for the nine-months ended September 30, 2009.

Net sales for the Warehouse segment were $71.1 million for the nine-months ended September 30, 2009, a decrease of approximately $2.4 million, or 3.2% lower than net sales of $73.4 million for the nine-months ended September 30, 2008. The decrease in net sales was primarily attributable to decreased sales by volume of juice blends, apple juice, sports drinks and Junior Juice® aseptic juices.  The decrease in net sales was partially offset by increased sales by volume of Hansen’s Natural Sodas® and aseptic juice drinks as well as a decrease in promotional and other allowances as a percentage of gross sales.

Gross Profit.*** Gross profit was $457.0 million for the nine-months ended September 30, 2009, an increase of approximately $56.7 million, or 14.2% higher than the gross profit of $400.4 million for the nine-months ended September 30, 2008.  Gross profit as a percentage of net sales increased to 53.6% for the nine-months ended September 30, 2009 from 51.4% for the nine-months ended September 30, 2008.  The increase in net sales contributed to the increase in gross profit dollars.  The increase in gross profit as a percentage of net sales was partially attributable to increased sales of DSD segment products which have higher gross profit margins than those in the Warehouse segment as well as a decrease in the percentage of sales within the DSD segment of the Java Monster™ product line, which have lower gross profit margins than our Monster Energy® brand energy drinks.  In addition, the increase in gross profit as a percentage of net sales was attributable to a decrease in the cost of certain raw materials including certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.  We include out-bound freight and warehouse costs in operating expenses.

Operating Expenses.   Total operating expenses were $205.6 million for the nine-months ended September 30, 2009, an increase of approximately $8.0 million, or 4.1% higher than total operating expenses of $197.6 million for the nine-months ended September 30, 2008. Total operating expenses as a percentage of net sales was 24.1% for the nine-months ended September 30, 2009, compared to 25.3% for the nine-months ended September 30, 2008.  The increase in operating expenses in dollars was partially attributable to increased expenditures of $7.3 million for sponsorships and endorsements, increased payroll expenses of $6.4 million, increased expenditures of $2.5 million for commissions and royalties, increased expenditures of $1.9 million related to the costs associated with terminating existing distributors, increased expenditures of $1.9 million for travel expenses, $1.7 million of increased depreciation costs, and increased expenditures of $1.3 million for advertising. The increase in operating expenses in dollars was partially offset by decreased expenditures of $5.1 million for out-bound freight, by proceeds of $4.7 million related to reimbursements of legal expenses paid by the Company, by decreased expenditures of $2.8 million for merchandise displays and decreased expenditures of $1.2 million for storage and warehouse costs.  The individual increases in operating expenses include costs of $16.3 million, or 1.9% of net sales, and $9.3 million, or 1.2% of net sales, relating to the launch of the Monster Energy® brand in Europe for the nine-months ended September 30, 2009 and 2008, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $286.5 million for the nine-months ended September 30, 2009, an increase of approximately $45.5 million, or 18.9% higher than contribution margin of $241.0 million for the nine-months ended September 30, 2008.  The increase in the contribution margin for the DSD segment was primarily due to increased sales of Monster Energy® brand energy drinks as well as sales of certain new products such as our Monster Hitman Energy Shooter™ product line, our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. Contribution margin for the Warehouse segment was $4.6 million for the nine-months ended September 30, 2009, approximately $4.4 million higher than contribution margin of $0.2 million for the nine-months ended September 30, 2008.  The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross margin as a result of decreases in the costs of certain raw materials, particularly apple juice concentrate and by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008.  The WIC program continues on a non-exclusive basis in which we participate with certain of our 64-ounce juice products.

Operating Income.  Operating income was $251.5 million for the nine-months ended September 30, 2009, an increase of approximately $48.7 million, or 24.0% higher than operating income of $202.8 million for the nine-months ended September 30, 2008.  Operating income as a percentage of net sales increased to 29.5% for the nine-months ended September 30, 2009 from 26.0% for the nine-months ended September 30, 2008.  The increase in operating income and operating income as a percentage of net sales was primarily due to an increase in gross profit of $56.7 million.  To a lesser extent the increase in operating income was attributable to proceeds of $4.7 million related to reimbursements of legal expenses paid by the Company. The increase in operating income was partially offset by operating losses of $3.1 million related to X-Truck, Inc. and Epicenter Music Festival, LLC.

Other Income (Expense).  Other income (expense) was $(2.3) million for the nine-months ended September 30, 2009, a decrease of $10.8 million from $8.5 million for the nine-months ended September 30, 2008.  This decrease was primarily attributable to a $3.9 million other-than temporary impairment of long-term investments and decreased interest revenue earned on our cash balances and short- and long-term investments.

Provision for Income Taxes.  Provision for income taxes for the nine-months ended September 30, 2009 was $93.8 million, as compared to $79.8 million for the nine-months ended September 30, 2008.  The effective combined federal and state tax rate was 37.7% and 37.8% for the nine-months ended September 30, 2009 and 2008, respectively.

Net Income.  Net income was $155.4 million for the nine-months ended September 30, 2009, an increase of $23.9 million or 18.2% higher than net income of $131.5 million for the nine-months ended September 30, 2008.  The increase in net income was primarily attributable to an increase in gross profit of $56.7 million. This was partially offset by an increase in provision for income taxes of $14.0 million, a decrease in other income (expense) of $10.8 million and an increase in operating expenses of $8.0 million.

Liquidity and Capital Resources

Cash flows provided by operating activities — Net cash provided by operating activities was $123.2 million for the nine-months ended September 30, 2009, as compared with net cash provided by operating activities of $136.2 million for the nine-months ended September 30, 2008.  For the nine-months ended September 30, 2009, cash provided by operating activities was primarily attributable to net income earned of $155.4 million and adjustments for certain non-cash expenses consisting of $9.8 million of stock-based compensation, a $3.9 million impairment on investments and $3.9 million of depreciation and other amortization. For the nine-months ended September 30, 2009, cash provided by operations also increased due to an $85.4 million decrease in distributor receivables, $12.0 million increase in accrued liabilities, $7.4 million increase in income taxes payable, a $5.0 million decrease in prepaid income taxes and a $2.6 million increase in accounts payable.  For the nine-months ended September 30, 2009, cash provided by operating activities was reduced due to a $99.2 million decrease in accrued distributor terminations, a $46.2 million increase in accounts receivable, a $7.1 million increase in inventory, a $5.6 million decrease in deferred revenue and a $2.2 million increase in tax benefit from exercise of stock options.

Cash flows (used in) provided by investing activities — Net cash used in investing activities was $15.8 million for the nine-months ended September 30, 2009, as compared to net cash provided by investing activities of $154.7 million for the nine-months ended September 30, 2008.  For the nine-months ended September 30, 2009, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and property and equipment.  For the nine-months ended September 30, 2008 cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments.  For the nine-months ended September 30, 2009, cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity investments and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, computer and office furniture and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At September 30, 2009, we had $317.7 million in cash and cash equivalents and $118.2 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities. The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the nine-months ended September 30, 2009 and prior periods, the auctions for these auction rate securities failed and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently these securities, except those that were redeemed at par after September 30, 2009, have been classified as long-term investments in our condensed consolidated financial statements.  We anticipate that due to the default interest rates now payable on certain of these securities and for other reasons, certain issuers are likely to take steps to refinance their notes to enable them to call and repay the securities and therefore avoid the default interest rates now payable on such securities.

At September 30, 2009, the Company held auction rate securities with a face value of $100.2 million (amortized cost basis of $95.8 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2009, which indicated an impairment of $12.1 million, a decrease of $2.8 million from $14.9 million as of December 31, 2008, resulting in a fair value of $88.2 million, which is included in short- and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities.  These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification (“ASC”) ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”, (formerly Staff Position (“FSP”) FAS 115-2 and FAS 124-2).  ASC 320-10-65 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under ASC 320-10-65, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Under ASC 320-10-65, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred.  In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as an expense in the income statement.  The amount of loss relating to other factors is recorded in accumulated other comprehensive loss.  As of April 1, 2009, the date of adoption of ASC 320-10-65, the Company recorded no cumulative effect adjustment of non-credit related losses related to the previously recognized other-than-temporary impairment charges.

The Company determined that of the $12.1 million impairment of its auction rate securities at September 30, 2009, $7.6 million was temporary and $4.5 million was other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded $0.3 million and $3.9 million of other-than-temporary impairment that was deemed Credit Loss related through earnings during the three- and nine-months ended September 30, 2009, respectively ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008).  At September 30, 2009, $7.6 million of temporary impairment has been recorded, less a tax benefit of $3.1 million, as a component of accumulated other comprehensive loss.

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

Cash flows used in financing activities — Net cash used in financing activities was $48.3 million for the nine-months ended September 30, 2009, as compared to net cash used in financing activities of $46.9 million for the nine-months ended September 30, 2008.  For the nine-months ended September 30, 2009, cash used in financing activities was primarily attributable to purchases of common stock held in treasury of $51.0 million and $1.3 million of payments of debt.  Cash provided by financing activities was primarily attributable to a $2.2 million tax benefit in connection with the exercise of certain stock options and proceeds of $1.7 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Debt and other obligations — We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2007. In accordance with the amended provisions of the credit facility, we increased our available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at September 30, 2009. Letters of credit issued on our behalf, totaling $0.2 million under this credit facility, were outstanding as of September 30, 2009.

At September 30, 2009, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $20.0 million through September 2010.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of September 30, 2009:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$50,247	$30,263	$19,970	$14	$—
Capital Leases	381	381	—	—	—
Operating Leases	18,690	3,470	6,965	4,752	3,503
Purchase Commitments	49,622	49,622	—	—	—
	$118,940	$83,736	$26,935	$4,766	$3,503

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products.  These obligations vary in terms.

In addition to the above obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), dated as of September 9, 2009 (the “2010 Supply Agreement”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans in 2010.  The Company’s minimum purchase obligation under the 2010 Supply Agreement is approximately $27.3 million, subject to compliance by Rexam with certain conditions.  Effective September 30, 2009, the 2010 Supply Agreement waived the minimum purchase volumes required pursuant to the 2006 Supply Agreement dated January 1, 2006 between the Company and Rexam.

In the fourth quarter of 2008, we entered into licensing and programming agreements with SAP America, Inc. to use its global enterprise resource planning software initiative to replace our existing legacy software.  The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software.  We estimate the remaining cost for implementation of the initiative will be approximately $2.1 million.  The project commenced in the first quarter of 2009 with a targeted production live date in the first quarter of 2010.

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

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2009 and 2008, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
(In thousands, except average	September 30,		September 30,
price per case)	2009	2008	2009	2008

Net sales	$307,929	$284,986	$852,385	$779,408
Case sales (192-ounce case equivalents)	29,800	28,009	82,524	79,009
Average price per case	$10.33	$10.17	$10.33	$9.86

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Codification (“ASC”) ASC 105, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification, became nonauthoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s consolidated financial position, results of operations or liquidity.

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) for its financial assets and liabilities. The Company’s adoption of ASC 820 did not have a material impact on its financial position, results of operations or liquidity.  In accordance with ASC 820-10-55, “Effective Date of FASB Statement No. 157” (formerly FASB Staff Position (“FSP”) FAS 157-2), the Company elected to defer until January 1, 2009 the adoption of ASC 820 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820 for those assets and liabilities within the ASC 820-10-55 did not have a material impact on the Company’s financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted ASC 350-30-35, “Determination of Useful Life of Intangible Assets” (formerly FSP FAS 142-3) which amended the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Goodwill and Other Intangible Assets” (formerly SFAS No. 142).  ASC 350-30-35 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS 107-1 and Accounting Principles Board No. 28-1), which amended ASC 825-50, “Disclosures About Fair Value of Financial Instruments”, (formerly SFAS No. 107), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825-10-65 also amends ASC 825-10 to require those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption comparative disclosures are required for periods ending after initial adoption.  The Company’s adoption of ASC 825-10-65 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments” (formerly FSP FAS 115-2 and FAS 124-2).  ASC 320-10-65 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under ASC 320-10-65, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. This standard also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS 157-4), which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, comparative disclosures are required for periods ending after initial adoption.  The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 855, “Subsequent Events” (formerly SFAS No. 165).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  The Company’s adoption of this standard did not have an impact on its financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  This standard has not yet been adopted into Codification.  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. The Company is currently evaluating the effect of SFAS No. 167 on its financial position, results of operations and liquidity.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, “Fair Value Measurements and Disclosures”, to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard will be effective for the Company beginning in the fourth quarter of 2009. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing guidance regarding multiple-element revenue arrangements currently included under ASC 605-25, “Revenue Recognition”.  The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. The guidance also expands the disclosure requirements for revenue recognition and will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

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

•	The impact of the acquisition of AB by InBev;
•	Lack of anticipated demand for our products in international markets;
•	Unfavorable international regulations, including taxation requirements, tariffs or trade restrictions;
•	Losses arising from our operations outside the United States;
•

Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations, potentially higher incidence of fraud or corruption and credit risk of foreign customers and distributors;

•	Our foreign currency exchange risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar;
•	Any proceedings which may be brought against us by the SEC or other governmental agencies;
•	The outcome of the shareholder derivative actions and shareholder securities litigation filed against us and/or certain of our officers and directors, and the possibility of other private litigation;
•	The outcome of future auctions of auction rate securities and/or our ability to recover payment thereunder;
•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences or from decreased consumer discretionary spending power;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	The introduction of new products;
•	An inability to achieve volume growth through product and packaging initiatives;
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

Our gross sales to customers outside of the United States were approximately 14.0% and 12.7% of consolidated gross sales for the three- and nine-months ended September 30, 2009, respectively.  Our growth strategy includes expanding our international business. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2009, to be significant.  For the three- and nine-months ended September 30, 2009 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At September 30, 2009, we had $317.7 million in cash and cash equivalents and $118.2 million in short- and long-term investments.  We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria.  At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.  Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

The applicable interest rate on auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days.  Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes.  During the nine-months ended September 30, 2009 and prior periods, the auctions for these auction rate securities failed. Based on an assessment of fair value as of September 30, 2009, we determined that there was a decline in fair value of our auction rate securities of $12.1 million.  We determined that of the $12.1 million decline in fair value of our auction rate securities at September 30, 2009, $7.6 million was deemed temporary.  This amount has been recorded less a tax benefit of $3.1 million, as a component of other comprehensive loss at September 30, 2009. In addition, we determined that the remaining $3.9 million was an other-than-temporary Credit Loss and recorded a charge in other income (expense) for the nine-months ended September 30, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed.  These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information on our auction rate securities.

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

In August 2006, the Company filed a lawsuit against National Beverage Company, Shasta Beverages, Inc., Newbevco Inc. and Freek’N Beverage Corp. (collectively “National”) seeking an injunction and damages for trademark infringement, trademark dilution, unfair competition and deceptive trade practices based on National’s unauthorized use of the Company’s valuable and distinctive Monster Energy® trade dress in connection with a line of energy drinks it launched under the “Freek” brand name.  In June 2007, the parties entered into a confidential settlement agreement resolving the parties’ disputes in the litigation. National subsequently repudiated the settlement agreement and the Company responded by filing a motion in the United States District Court for the Central District of California to enforce the terms of the confidential settlement agreement.  On August 14, 2007, the United States District Court entered an order enforcing the settlement agreement and permanently enjoining National from manufacturing, distributing, shipping, marketing, selling and offering to sell “Freek” energy drinks in containers using the original “Freek” trade dress that was subject to the District Court’s preliminary injunction.  National appealed the District Court’s decision to the Ninth Circuit Court of Appeals.  On September 30, 2009, the Ninth Circuit affirmed the District Court’s Order enforcing the settlement agreement between National and the Company.

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as originating in and/or being canned under the authority of a company located in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 21, 2007, Chavez filed an appeal with the United States Court of Appeals for the Ninth Circuit, and the Court heard oral arguments on January 14, 2009.  Subsequently, on June 23, 2009, the Court filed a memorandum opinion reversing the opinion of the United States District Court and remanding the case to the United States District Court for further proceedings.  The Company filed an answer to the complaint on behalf of all the defendants on July 20, 2009, essentially denying the allegations set forth in the complaint.  The Court conducted a Case Management Conference on August 24, 2009.  At that time, it scheduled a class certification hearing for March 2010, any dispositive motions for hearing for October 2010, and a pre-trial conference for December 2010.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.  Discovery has just begun.

On July 3, 2008, the Company filed a lawsuit in the Superior Court for the State of California for Los Angeles County against St. Paul Mercury Insurance Company (“St. Paul”) due to St. Paul’s failure to reimburse the Company for certain costs and expenses incurred and paid by the Company for and in connection with the investigation and defense of various proceedings relating to certain stock option grants made by the Company, including the Company’s internal Special Committee investigation costs (the “St. Paul Complaint”).  The Company had purchased from St. Paul a directors and officers insurance policy that the Company contended covered such expenses during the pertinent time period.  St. Paul reimbursed the Company for certain of the costs and expenses associated with the Company’s successful defense against the subject proceedings, but refused to pay the remainder of the limits of its policy.  The St. Paul Complaint alleged that St. Paul was liable to the Company for the difference.  The St. Paul Complaint sought damages arising from St. Paul’s breach of the policy, punitive damages, and reimbursement of the attorneys’ fees expended by the Company in the investigation and litigation.  On August 1, 2008, St. Paul removed the lawsuit to the United States District Court for the Central District of California. Following a mediation of the dispute, the parties entered into a confidential settlement agreement on terms satisfactory to both parties. The Company executed a stipulation with St. Paul voluntarily to dismiss the St. Paul Complaint with prejudice that was filed with the Court on September 2, 2009, and the Company has separately released the claims it had asserted against St. Paul.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Court granted the defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The matter is now proceeding before FINRA and has been set for hearing in March 2010.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding and has been set for hearing in April 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The Panel recently denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practice in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff.  On August 28, 2009 lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”).  The Consolidated Class Action Complaint purports to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It names as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly.  Plaintiff principally alleges that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleges that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.

Pursuant to the briefing schedule now in effect, defendants’ motion to dismiss must be filed by November 16, 2009; lead plaintiff’s opposition must be filed by January 2010; and defendant’s reply brief must be filed by February 2010.

Derivative Litigation — On October 15, 2008, a derivative complaint was filed in the United States District Court for the Central District of California (the “District Court”), styled Merckel v. Sacks, et al.  On November 17, 2008, a second derivative complaint styled Dislevy v. Sacks, et al. was also filed in the District Court.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

On June 29, 2009, the Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the Court entered an order re-styling the consolidated actions as In re Hansen Derivative Shareholder Litigation, appointing lead plaintiff and lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint (the “July 13 Order”).

On October 13, 2009, lead plaintiff filed a Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”).  The Consolidated Derivative Complaint names as defendants certain current and former officers, directors, and employees of the Company, including

Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the Consolidated Derivative Complaint are similar to those set forth in the Consolidated Class Action Complaint described above.  Plaintiff alleges that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  Plaintiff further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information. The Consolidated Derivative Complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

Pursuant to the July 13 Order, the Company must file its motion to dismiss by November 30, 2009; plaintiff’s opposition papers must be filed by January 2010; and the Company’s reply brief must be filed by February 2010.  None of the other defendants need answer, move to dismiss, or otherwise respond to the Consolidated Derivative Complaint until or unless the District Court orders the Company to file an answer, in which case the other defendants will have 45 days after the filing of the Company’s answer to move to dismiss or otherwise respond to the Consolidated Derivative Complaint.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Consolidated Class Action Complaint and the Consolidated Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

ITEM 1A.	RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2008, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock.  During the three-months ended September 30, 2009, we purchased 1.6 million shares of the Company’s common stock at an average purchase price of $31.96 per share, which the Company now holds in treasury.

The following tabular summary reflects our repurchase activity during the three-months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
July 1 - July 31	—	$—	3,865,333	$96,534
Aug 1 - Aug 31	388,537	$31.94	4,253,870	$84,124
Sept 1 - Sept 30	1,205,778	$31.97	5,459,648	$45,576
Total	1,594,315	$31.96

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: November 9, 2009	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors and Chief Executive Officer