Form 10-K
period 2009-12-31
HANSEN NATURAL CORP
filed 2010-03-01
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Monica Circle, Suite 201, Corona, California 92880

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code:  (951) 739 - 6200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.005 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☑  No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐  No☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $2,302,152,482 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 12, 2010 was 88,160,693 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

HANSEN NATURAL CORPORATION

FORM 10-K

PART I

ITEM 1.                                        BUSINESS

Overview

Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200. When this report uses the words “Hansen”, “HBC” “the Company”, “we”, “us”, and “our”, these words refer to Hansen Natural Corporation and our subsidiaries, unless the context otherwise requires.

We are a holding company and conduct no operating business except through our consolidated subsidiaries: Hansen Beverage Company (“HBC”), Monster LDA Company, formerly known as Hard e Beverage Company and previously known as Hard Energy Company and as CVI Ventures, Inc., Monster Energy Europe Limited (“MEEL”) (incorporated in the United Kingdom), Monster Energy Limited (“MEL”) (incorporated in Ireland), Monster Energy AU Pty, Ltd. (“MEAU”) (incorporated in Australia), Monster Energy Brasil Comércio de Bebidas Ltda (incorporated in Brazil), Monster Energy Canada Ltd. (incorporated in Canada), Monster Energy Mexico, S. de R.L. de C.V (incorporated in Mexico), ME Management Services, S. de R.L. de C. V. (incorporated in Mexico), Monster Energy France, SAS (incorporated in France), Blue Sky Natural Beverage Co. (“Blue Sky”), Hansen Junior Juice Company (“Junior Juice”),  X-Truck, Inc. (“X-Truck”) (dissolved in November 2009) and Epicenter Music Festival, LLC (“EMF”). In 2009, HBC conducted the vast majority of the Company’s operating business and accounted for the vast majority of the Company’s operating revenues.

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, juice blends, juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®; Monster Hitman Energy ShooterTM and Lost® EnergyTM brand names as well as Rumba®, Samba and Tango brand energy juices. We market, sell and distribute the Java MonsterTM line of non-carbonated dairy based coffee + energy drinks. We market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters and energy drinks under the Blue Sky® brand name. We market, sell and distribute enhanced water beverages under the VidrationTM brand name.

In 2009 we introduced the following products:

•                 Monster Energy® Import energy drink, which is packaged in 550 ml Ball Re-sealable End (“BRE”) aluminum cans manufactured in Europe and imported into the United States (May 2009).

•                 X-Presso MonsterTM-Hammer, a non-carbonated espresso energy drink packaged in 6.75-ounce aluminum cans manufactured in Europe and imported into the United States (June 2009).

•                 NitrousTM Monster Energy®, a line of energy drinks which is carbonated and contains nitrous oxide, and is packaged in re-sealable 12-ounce sleek aluminum cap-cans, in three variants (July 2009).

•                 Monster Energy® “Dub Edition” energy drink, which is packaged in 32-ounce aluminum cans (October 2009).

•                 Hansen’s® Natural Lo-Cal, a new line of all natural, low calorie 64-ounce juice cocktails in four flavors (September 2009).  The Lo-Cal juice cocktails are sweetened with TruviaTM brand stevia extract, an all natural sweetener.

•                 SELF Beauty ElixirTM by Hansen’s®, a new line of a low-calorie, functional, ready-to-drink beauty beverages infused with an essential blend of vitamins, minerals, natural fruit & botanical extracts with antioxidants (August 2009).

•                 Blue Sky® Free Sodas, a new line of all natural, zero calorie sodas sweetened with TruviaTM brand stevia extract, an all natural sweetener (September 2009).

•                 Peace TeaTM, a new line of ready-to-drink iced teas in 23-ounce aluminum cans (December 2009).

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® KhaosTM energy drinks, Monster Energy® M-80TM energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy MetalTM energy drinks, Monster Energy® MIXXDTM energy drinks, Monster Energy® Import energy drinks and Monster Energy® Dub Edition energy drinks.

Corporate History

In the 1930s, Hubert Hansen and his three sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Sodas®. The California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name, in 1990. In 1992, HBC acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing “alternative” beverage category, including in particular, energy drinks. In 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights. In 2000, HBC, through its wholly-owned subsidiary Blue Sky, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation, under the Blue Sky® trademark. In 2001, HBC, through its wholly-owned subsidiary Junior Juice, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. under the Junior Juice® trademark.

Industry Overview

The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic wholesale sales in 2009 for the “alternative” beverage category of the market are estimated at $29.9 billion representing a decline of approximately 1.0% over the estimated domestic wholesale sales in 2008 of approximately $30.2 billion (revised from a previously reported estimate of $26.0 billion).

Reportable Segments

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise primarily energy drinks, and Warehouse (“Warehouse”), whose principal products comprise primarily juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily directly to retailers.  Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.”

Our DSD segment represented 91.9%, 90.7% and 89.5% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Our Warehouse segment represented 8.1%, 9.3% and 10.5% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

For financial information about our reporting segments and geographic areas, refer to Note 16 of Notes to the Consolidated Financial Statements set forth in Part II, Item 8 – “Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

Products – DSD Segment

Monster Energy® Drinks – In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name in 16-ounce cans, which was almost double the size of our Hansen’s branded energy drinks (in 8.3-ounce cans) and the vast majority of competitive energy drinks on the market at that time. Our Monster Energy® drinks contain different types and levels of supplements than our Hansen’s® energy drinks and are marketed through our full service distributor network. We offer the following products under the Monster Energy® brand energy drink product line: Monster Energy®, lo-carb Monster Energy®, Monster Energy® Assault®, Monster Energy® KhaosTM, Monster Energy® M-80TM (named “RIPPER” in certain countries), Monster Energy® Heavy MetalTM, Monster Energy® MIXXDTM, Monster Energy® Import and Monster Energy® Dub Edition. We package our Monster Energy® drinks in 8.3-ounce and/or 12-ounce and/or 16-ounce and/or 23.5-ounce and/or 24-ounce and/or 32-ounce and/or 500ml and/or 550ml aluminum cans and/or 500ml glass bottles.

Java MonsterTM Coffee + Energy Drinks - a line of non-carbonated dairy based coffee + energy drinks under the Java MonsterTM brand name. We offer the following products under the Java MonsterTM product line: Java MonsterTM OriginaleTM, Java MonsterTM Loca Moca®, Java MonsterTM Mean Bean®, Java MonsterTM Russian, Java MonsterTM Irish BlendTM, Java MonsterTM Chai HaiTM, Java MonsterTM Nut UpTM and Java MonsterTM Lo-BallTM. We package our Java MonsterTM Coffee + energy drinks in 15-ounce aluminum cans.

NitrousTM Monster Energy® Drinks - In July 2009, we introduced a new line of carbonated energy drinks containing nitrous oxide. We offer the following products under the NitrousTM Monster Energy® product line: Extra Dry, Anti Gravity and Killer B. We package our NitrousTM Monster Energy® drinks in 12-ounce sleek aluminum cans.

X-Presso MonsterTM-Hammer - In June 2009, we introduced X-Presso MonsterTM-Hammer, a non-carbonated espresso energy drink in 6.75-ounce aluminum cans.

Monster Hitman Energy ShooterTM - a line of energy shooters in 3-ounce polyethylene terephthalate (“PET”) plastic bottles. We offer the following products under the Monster Hitman Energy ShooterTM product line: Monster Hitman Energy ShooterTM, Monster LOBO Energy ShooterTM and Monster Sniper Energy ShooterTM.

Lost® EnergyTM Drinks - a carbonated energy drink under the Lost® brand name. The Lost® brand name is owned by Lost International, LLC and the drinks are produced, sold and distributed by us under an exclusive license from Lost International, LLC. We offer the following products under the Lost® EnergyTM brand energy drink product line: Lost®, Lost® Perfect 10TM, Lost® Five-OTM and Lost® CadillacTM.  We package our Lost® EnergyTM drinks in 8.3-ounce and/or 16-ounce and/or 24-ounce aluminum cans.

Energy Juices - non-carbonated energy juices under the Rumba®, Samba and Tango brand names.  Our energy juices are 100% juice products that target male and female morning beverages consumers and are positioned as a substitute for coffee, caffeinated sodas and 100% orange or other juices.  We package our energy juices in 15.5-ounce aluminum cans.

Vidration® - a zero calorie, vitamin enhanced water line under the Vidration® brand name in 20-ounce PET bottles. We offer the following products under the Vidration® brand product line: Defense, Recover, Energy, Multi – V and Power.

Peace TeaTM - In December 2009, we introduced a new line of ready-to-drink iced teas in 23-ounce aluminum cans. We offer the following products under the Peace TeaTM product line: green tea, imported Ceylon tea, sweet lemon tea and razzleberry tea.

Products – Warehouse Segment

Hansen’s Natural Sodas® - Hansen’s Natural Sodas® have been a leading natural soda brand in Southern California for the past 30 years. Hansen’s Natural Sodas®, sweetened with cane sugar, and Hansen’s® Calorie Free Sodas, sweetened with Splenda® and Acesulfame-K, contain no preservatives, no sodium and no caffeine. We offer the following sodas under the Hansen’s® brand name: Hansen’s Natural Sodas®, Hansen’s® Calorie Free Sodas, Hansen’s® Natural Soda Mixers, Hansen’s® Natural Sparkling Sleek Beverages and Hansen’s® Natural Sparkling Sleek Sugar Free Beverages. We package our natural sodas in 12-ounce and/or 16-ounce aluminum cans and our sleek beverages in contemporary 10.5-ounce aluminum cans.

Blue Sky® Products - The Blue Sky® products contain no preservatives, artificial sweeteners or caffeine (other than the energy drinks) or artificial coloring and are made with sugar and high quality natural flavors. We offer the following products under the Blue Sky® product line: Blue Sky® Natural Sodas, Blue Sky® Premium Sodas, Blue Sky® Organic Natural Sodas, Blue Sky® Seltzer Water, Blue Sky® Blue Energy® drink, Blue Sky® Café Energy and Blue Sky® Tea Sodas. In September 2009, we introduced Blue Sky® Free Sodas, a new line of all natural, zero calorie sodas sweetened with TruviaTM brand stevia extract, an all natural sweetener. We package our Blue Sky® Sodas and seltzer waters in 12-ounce aluminum cans. We package our Blue Sky® Café energy drinks in 15-ounce aluminum cans. We package our Blue Sky® energy drinks in 8.3-ounce and/or 16-ounce aluminum cans.

Hansen’s® Energy Drinks - Our Hansen’s® energy drinks compete in the “functional” beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. Our Hansen’s® energy drinks contain vitamins, minerals, nutrients, herbs and supplements (collectively, “supplements”). Since 2006, we have marketed our Hansen’s® brand energy drinks through the Warehouse segment. We offer the following products under the Hansen’s® energy drink product line: Hansen’s® Energy Pro and Hansen’s® Energy Diet Red. We package our Hansen’s® energy drinks in 8.3-ounce aluminum cans.

Juice Products and Smoothies - Our fruit juice product line includes Hansen’s® Natural Apple Juice, which is packaged in 64-ounce PET plastic bottles and 128-ounce High Density Polyethylene bottles, and Hansen’s® Natural Grape Juice, White Grape Juice, Pineapple Juice, Apple Grape Juice, Apple Strawberry Juice, Orange Juice, Cranberry-Apple Juice, Ruby Red Grapefruit Juice, Pomegranate Juice Cocktail, Organic Apple White Grape Juice, Organic Apple Wild Berry Juice and Organic Apple Juice, which are packaged in 64-ounce PET plastic bottles. These Hansen’s® juice products contain 100% juice as well as 120% of the United States Recommended Daily Allowances (the “USRDA”) for Vitamin C (except Pomegranate which contains 27% juice and 100% of the USRDA for Vitamin C). In 2009, we introduced Hansen’s® Natural Lo-Cal juice cocktails, a new line of all natural, low calorie 64-ounce juice cocktails in four flavors. The Lo-Cal juice cocktails are sweetened with TruviaTM brand stevia extract, an all natural sweetener. Hansen’s® juice products compete in the shelf-stable juice category.

Hansen’s® fruit juice smoothies contain approximately 25% juice and provide 100% of the recommended daily intake for adults of Vitamins A, C & E and represented Hansen’s® entry into what is commonly referred to as the “functional” beverage category. Hansen’s® fruit juice smoothies are packaged in 11.5-ounce aluminum cans.

We market the above-mentioned juice and smoothie products to our direct retail customers.

Hansen’s® Iced Teas - a line of iced teas in sleek 16-ounce wide mouth PET plastic bottles. We offer varieties sweetened with cane sugar as well as sugar free and unsweetened varieties.  Each bottle of tea contains 75 mg of Epigallocatechin Gallate (EGCG), a natural and powerful antioxidant.

Juices for Children - Our Juice Blast® line of children’s multi-vitamin juice drinks is a dual-branded 100% juice line which was launched in conjunction with Costco Wholesale Corporation (“Costco”) and is sold through Costco stores. Our Juice SlamTM line of children’s multi-vitamin juice drinks is a 100% juice line which we market to grocery store chain customers, the health food trade, and other customers. Both Juice Blast® and Juice SlamTM lines of children’s multi-vitamin juice drinks contain eleven essential vitamins and six essential minerals. Both the Juice Blast® and Juice SlamTM lines are marketed in 6.75-ounce aseptic boxes.

In 2001, we acquired the Junior Juice® beverage business.  Hansen’s® Junior Juice® product line is a 100% juice line offered in 4.23-ounce aseptic packages and is targeted at toddlers and preschoolers. Most flavors in the Junior Juice® line have calcium added and all flavors contain 100% of the daily recommended allowance of Vitamin C. We extended the Junior Juice® line by adding organic juice products in 4.23-ounce aseptic boxes. Each of our organic Junior Juice® products have 100% juice and contain 100% of the daily recommended allowance of Vitamin C.

Hansen’s® Organic Junior WaterTM - Our Hansen’s® Organic Junior WaterTM line in 4.23-ounce aseptic packages was created specially for children ages two to six years old. Our Hansen’s® Organic Junior WaterTM line of flavored waters contains 100% of the daily recommended allowance of Vitamin C per serving, no preservatives, no artificial colors, no artificial flavors, no artificial sweeteners, no high fructose corn syrup and contains only thirty calories per serving.

SELF Beauty ElixirTM by Hansen’s® - In August 2009, we introduced our SELF Beauty ElixirTM line, a low-calorie, functional, ready-to-drink beauty beverage infused with an essential blend of vitamins, minerals, natural fruit & botanical extracts with antioxidants. SELF Beauty ElixirTM by Hansen’s®  contains 30% fruit juice, all natural flavors, and many antioxidant rich vitamins such as 500% Vitamin E, 150% Vitamin C, and 100% Vitamin A of the respective daily recommended allowances per serving. In addition to having only 35 calories per can, the product is very low in sodium, gluten-free, preservative-free and contains no artificial colors.  SELF Beauty ElixirTM by Hansen’s® is packaged in 8-ounce slim aluminum cans.

Bottled Water - Our still water product was introduced in 1993 and is now sold in 0.5-liter plastic bottles, primarily to the food service trade. Sales of this product line are very limited.

During 2009, we continued to expand our existing product lines and further develop our distribution markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

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

We also develop and supply, on a limited basis, selected beverages in different formats to a limited number of customers with the objective of solidifying and/or enhancing our relationship with those customers.

Manufacture and Distribution

We do not directly manufacture our products, but instead outsource the manufacturing process to third party bottlers and contract packers.

We purchase concentrates, juices, flavors, supplements, cans, bottles, aseptic boxes, aseptic pouches, caps, labels, trays, boxes and other ingredients for our beverage products from our suppliers, which are delivered to our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or other ingredients and supplements for the manufacture and packaging of the finished products into Company-approved containers in accordance with our formulas. In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

Co-Packing Arrangements

We are generally responsible for arranging for the purchase of and delivery to our third party bottlers and co-packers of the containers in which our beverage products are packaged.

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party. The majority of our co-packaging arrangements are on a month-to-month basis.  However, certain of our co-packing arrangements are described below:

(a)       Our agreement with Gluek Brewing Company (“Gluek”) pursuant to which Gluek packages certain of our energy drinks. This contract continues until May 2010 and is automatically extended for additional terms of one (1) year each, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(b)      Our agreement with Carolina Beer & Beverage (“Carolina”) pursuant to which Carolina packages certain of our energy drinks. This contract continues until April 2010 and is automatically extended for additional periods of one (1) year each, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(c)       Our agreement with Safeway, Inc. (“Safeway”) pursuant to which Safeway packages certain of our energy drinks and Hansen’s Natural Sodas®. This contract continues until March 2010 and is automatically renewed annually thereafter, unless terminated by either party upon six (6) months written notice.

(d)      Our agreement with Nor-Cal Beverage Co., Inc. (“Nor-Cal”) pursuant to which Nor-Cal packages certain of our Hansen’s juices in PET plastic bottles. This contract continues until August 2010 and is automatically renewed for one (1) year terms thereafter unless terminated by either party not less than ninety (90) days before the end of the initial term or any renewal period.

(e)       Our agreement with Dairy Farmers of America, Inc. (“DFA”) pursuant to which DFA packages certain of our energy drinks. This contract continues until March 2010 and is automatically renewed for consecutive one (1) year periods, subject to mutually agreeable pricing, unless either party provides notice of cancellation at least ninety (90) days prior to the end of the initial term or subsequent extension period. Further, either party may terminate this agreement at its sole discretion at any time by providing the other party with one hundred eighty (180) days prior written notification specifying the date of termination.

(f)        Our agreement with the American Bottling Co. (“American”) pursuant to which American packages certain of our energy drinks. This contract continues until March 2010 and is automatically renewed for additional terms of one (1) year, unless terminated by either party at least ninety (90) days prior to the last day of the then current term.

(g)       Our agreement with Giumarra & Associates Beverage Company (“Giumarra”) pursuant to which Giumarra packages certain of our energy drinks and juices.  This contract continues until June 2010 and is automatically extended for additional periods of one (1) year, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(h)      Our agreement with Pri-Pak, Inc. (“Pri-Pak”) pursuant to which Pri-Pak packages certain of our energy drinks. This contract continues indefinitely but may be terminated at any time by either party by giving ninety (90) days prior written notice.

(i)          Our agreement with O-AT-KA Milk Products Cooperative (“O-AT-KA”) pursuant to which O-AT-KA packages certain of our energy drinks. This contract continues until September 2010 and is automatically renewable for consecutive one (1) year periods, subject to mutually agreeable pricing, unless either party provides notice of cancellation at least ninety (90) days prior to the end of the initial term or subsequent extension period.

In certain instances, equipment is purchased by us and installed at the facilities of our co-packers to enable them to produce certain of our products. In general, such equipment remains our property and is either returned to us upon termination of the packing arrangements with such co-packers or is amortized over a pre-determined number of cases that are to be produced at the facilities concerned.

We pack certain products outside of the West Coast region to enable us to produce products closer to the markets where they are sold and thereby reduce freight costs. As distribution volumes increase in both our domestic and international markets, we continue to secure additional packing arrangements closer to such markets to further reduce freight costs.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to PET/plastic bottles, aseptic boxes, cans, glass, labels, flavors, juice concentrates, or supplement ingredients or certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

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

However, there are limited packing facilities in the United States, Canada, Australia, Brazil, the United Kingdom and Europe with adequate capacity and/or suitable equipment for certain of our products, including Monster Energy®, NitrousTM Monster Energy®, X-Presso MonsterTM-Hammer and Lost® EnergyTM energy drinks, Rumba®, Samba and Tango energy juice drinks, our Java MonsterTM product line and our aseptic juice products. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States, Canada, Australia, Brazil, the United Kingdom or Europe, as the case may be, with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could affect our revenues. We continue to seek alternative and/or additional co-packing facilities in the United States, Canada, Australia, Brazil, the United Kingdom and Europe with adequate capacity for the production of our various products to minimize the risk of a disruption in production.

Distribution Agreements

Certain of our distribution agreements are described below:

(a)       During the second quarter of 2006, we entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”). Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, in markets designated by us, our Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks and Rumba®, Samba and Tango brand energy juices, as well as additional products that may be agreed between the parties.

(b)      During the first quarter of 2007, we entered into the On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB. Under the On-Premise Agreement, AB manages and coordinates the sale, distribution and merchandising of Monster Energy® energy drinks to on-premise retailers including bars, nightclubs and restaurants in territories approved by us.

(c)       During the fourth quarter of 2008, we entered into the Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”). Pursuant to the TCCC North American Coordination Agreement, we have designated, and in the future may designate, territories in which bottlers from TCCC’s network of partially owned and independent bottlers, including Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other TCCC independent bottlers (collectively, the “TCCC North American Bottlers”) will distribute and sell primarily our Monster Energy® beverages (the “Products”) in the United States and Canada.

(d)      During the fourth quarter of 2008, we entered into the Monster Energy Distribution Agreement with CCE pursuant to which CCE was appointed to distribute, directly and through certain sub-distributors, the Products in portions of twenty-four U.S. states (the “U.S. Territories”). We may designate additional territories within reasonable proximity to the U.S. Territories and CCE will use reasonable good faith efforts to add the additional territories. During the fourth quarter of 2008, we entered into the Monster Energy Canadian Distribution Agreement with CCBC, pursuant to which CCBC has been appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance commencing on January 1, 2009. In addition, during the fourth quarter of 2008, we entered into distribution agreements with Consolidated, United and other TCCC North American Bottlers for the distribution of the Products in various territories within the United States.

(e)       During the fourth quarter of 2008, we entered into the Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC. Pursuant to the TCCC International Coordination Agreement, we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell the Products.

(f)        During the fourth quarter of 2008, we entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE pursuant to which CCE has been appointed to distribute directly, and through certain sub-distributors, the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco.

(g)       During the fourth quarter of 2008, we entered into a distribution agreement with Comercializadora Eloro, S.A., a subsidiary of Grupo Jumex, for exclusive distribution throughout Mexico, excluding the Baja and Sonora regions, of our Monster Energy® and Monster Energy® KhaosTM energy drinks as well as select Java MonsterTM product line drinks. Distribution under this agreement commenced January 26, 2009.

(h)      During the second quarter of 2009, we entered into a distribution agreement with Schweppes Australia Pty Ltd. for exclusive distribution throughout Australia of certain of our Monster Energy® energy drinks. Distribution under this agreement commenced in July 2009.

(i)          During the second quarter of 2006, we entered into a distribution agreement with Cadbury Bebidas, S.A. de C.V. (“Cadbury Bebidas”), for exclusive distribution by Cadbury Bebidas throughout Mexico, excluding Baja California, of our Monster Energy® and Lost® EnergyTM energy products. In December 2008, this distributor was notified of the termination of its distribution agreement on January 25, 2009.

Distribution levels vary by product and geographic location. Gross sales outside the United States accounted for $168.0 million, $94.2 million and $53.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The reclassification of a portion of our gross sales to certain military customers to gross sales to customers within the United States from gross sales to customers outside the United States resulted in a decrease in gross sales outside the United States of $2.1 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively, over amounts previously reported.

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

During 2009, we continued to expand distribution of our products in both the domestic and international markets, and our Monster Energy® drinks are now sold in more than 40 countries around the world. We expanded our sales force to support and grow sales, primarily of our Monster Energy® drinks, our Java MonsterTM product line, our Monster Hitman Energy ShooterTM’s, our NitrousTM Monster Energy® product line and our X-Presso MonsterTM-Hammer energy drink.

Our Blue Sky® products are sold primarily to the health food trade, natural food chains and mainstream grocery store chains, through specialty health food distributors.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, PET plastic bottles as well as juice concentrates, sugar, sucralose, milk and cream, the costs of which are subject to fluctuations. Overall, the prices of aluminum cans, PET plastic bottles, certain juice concentrates and milk and cream decreased in 2009 as compared to 2008. In particular, prices of apple concentrate decreased significantly. We have secured a major part of our 2010 supply of apple concentrate at prices below the overall prices incurred in 2009. Sugar prices were higher in 2009.

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

With regard to our Java MonsterTM product line, the dairy industry is subject to shortages and higher demand from time to time, which may result in higher prices.

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

In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense of product development, thereby enabling us to develop new products and flavors at a relatively low cost. We have historically developed and successfully introduced new products, flavors and packaging for our products and intend to continue developing and introducing additional new beverages and flavors.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of companies, many of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development and marketing of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will focus on the sale of our products ahead of those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results.

We have experienced substantial competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Snapple, Arizona and Fuse, have added supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of supplements and principally deliver refreshment. In addition, many competitive products are positioned differently from our energy or “functional” drinks. Our smoothies and tea lines are positioned more closely against those products.

We compete not only for consumer preference, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), The Dr. Pepper Snapple Group, Inc. (the “DPS Group”), Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Our natural sodas compete directly with traditional soda products including those marketed by TCCC, PepsiCo and the DPS Group, as well as with carbonated beverages marketed by smaller or primarily local companies such as Jones Soda Co., Clearly Canadian Beverage Company, Crystal Geyser, J.M. Smucker Company and with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

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

Our energy drinks, including Hansen’s® energy, Diet Red Energy®, Monster Energy®, NitrousTM Monster Energy®, Lost® EnergyTM and Rumba®, Samba and Tango energy juice in 8.3-ounce and/or 15.5-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce and/or 500ml and/or 550ml aluminum cans and/or 500ml glass bottles, and our Monster Hitman Energy ShooterTM’s, compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, 180, Red Devil, Rip It, Vitaminenergy, 5-Hour Energy Shot, Stacker 2, Red Bull Energy Shot, Redline Energy Shot, NOS Energy Shot, Rockstar Energy Shot, Full Throttle Quick Shot, Amp Energy Shot and many other brands. TCCC and PepsiCo also market and/or distribute additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault.

Our Java MonsterTM product line and our X-Presso MonsterTM-Hammer energy drink compete directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Caribou Coffee, Cinnabon coffee drinks, Godiva dairy based drinks and Full Throttle Coffee.

Our Peace TeaTM product line competes directly with Arizona, Lipton, Snapple, Nestea, Xing Tea and other tea brands.

Sales and Marketing

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.  Our extreme sports team endorsements include teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Robby Gordon Racing Team, Ken Block Rally Racing Team and the Tech 3 Moto GP Team. Our individual athlete and/or personality endorsements include extreme sports figures and athletes such as NASCAR Camping World Truck Series racer Ricky Carmichael, World Champion Moto GP motorcycle racer Valentino Rossi, World Champion Formula 1 racer Jensen Button, television personalities such as Rob Dyrdek as well as many other athletes that compete in other extreme sports related activities, particularly, the Winter and Summer X-Games, supercross, motocross, freestyle motocross, endurocross, Moto GP racing, Formula 1 racing, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile freestyle, snowmobile racing, NASCAR racing, off-road truck racing, rally racing, etc. Our event endorsements include a wide range of events such as the Monster Energy® Supercross Series, the AMA Pro Motocross Championship Series, the Vans Warped Tour, the Australian SuperX Supercross Series and the Epicenter Music Festival.

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

Where appropriate, we partner with retailers to assist our marketing efforts. For example, while we retain responsibility for the marketing of the Juice Slam® line of children’s multi-vitamin juice drinks, Costco has undertaken partial responsibility for the marketing of the Juice Blast® line.

We increased expenditures for our sales and marketing programs by approximately 7.1% in 2009 compared to 2008. As of December 31, 2009, we employed 1,141 employees in sales and marketing activities, of which 428 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the years ended

December 2009, 2008 and 2007 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of the sales of our products by our full service distributors to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers. The allocations below reflect changes made by us to the categories historically reported.

	2009	2008	2007
Full service distributors	66%	68%	69%
Club stores, drug chains & mass merchandisers	12%	14%	14%
Outside the U.S.	13%	8%	5%
Retail grocery, specialty chains and wholesalers	6%	8%	9%
Other	3%	2%	3%

Our customers include CCE, CCBC, Consolidated, United and other TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, ULC (“Pepsi Canada”) (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co., Safeway, Inc. and SUPERVALU, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. CCE, a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 27% of our net sales for the year ended December 13, 2009. The DPS Group, a former customer of the DSD division, accounted for approximately 13% and 16% of our net sales for the years ended December 31, 2008 and 2007, respectively. Our distribution agreement with the DPS Group was terminated by us effective November 9, 2008. The terminated DPS Group territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 9%, 11% and 12% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Intellectual Property

We presently have approximately 750 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis.  Substantially all of our global trademarks are owned by HBC.  We regard our trademarks, service marks, copyrights, domain names, trade dress, and similar intellectual property as very important to our business.  We consider Hansen’s Natural Sodas®, Hansen’s®, Blue Sky®, Junior Juice®, Monster®, Monster Energy®, M Monster Energy®, M (stylized)®, Java MonsterTM and Unleash the Beast!® to be our core trademarks.

We protect our trademarks by applying for registrations and registering our trademarks with the United States Patent and Trademark Office and with government agencies in other countries around the world, particularly where our products are distributed and sold.  We also register copyrights in the statements, graphics and content appearing on the packaging of our products.

Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.

We enforce and protect our trademark rights against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary.

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous similar and other statutes and regulations.

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

Compliance with Environmental Laws

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

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

Employees

As of December 31, 2009, we employed a total of 1,430 employees of which 710 were employed on a full-time basis. Of our 1,430 employees, we employed 289 in administrative and operational capacities and 1,141 persons in sales and marketing capacities.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”).  You may read and copy such material at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also find the Company’s SEC filings at the SEC’s website at http://www.sec.gov.

Our Internet address is www.hansens.com.  Information contained on our website is not part of this annual report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on www.hansens.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

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

Changes in consumer preferences may reduce demand for some of our products.

There is increasing awareness of and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could affect our profitability.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of taste, quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Additionally, many of our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins, which would adversely affect our results of operations. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their product lifecycles and there can be no assurance that such beverages will become or remain profitable for us. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations will be adversely affected.

Significant changes in government regulation may hinder sales.

The production, distribution and sale in the United States of many of our products are subject to various federal and state regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. New statutes and regulations may also be instituted in the future.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or have the packaging changed, thus adversely affecting our financial condition and operations. In particular, California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. While we do not believe that any of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

Public health officials and health advocates are focusing on obesity, especially among children, and are encouraging consumers to reduce consumption of sweetened beverages. Possible new local and/or county and/or state and/or federal taxes, increased regulation on labeling and negative publicity may reduce sales of our products and may adversely affect our financial condition or results of operations.

Additionally, the U.S. Food and Drug Administration has recently proposed revising regulations with respect to serving size information and nutrition labeling on food and beverage products.  If definitive regulation is promulgated, we may incur significant costs to alter our existing packaging materials to comply with such regulations.  Additionally, revised serving size information may impact and/or reduce and/or otherwise affect the purchase and consumption of our products by our consumers.

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business may adversely affect our industry, business and results of operations.

The global credit and financial markets have continued to experience extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Operations outside the United States expose us to uncertain conditions and other risks in international markets.

Our gross sales to customers outside of the United States were approximately 12.8%, 8.0% and 5.2% of consolidated gross sales for the years ended December 31, 2009, 2008 and 2007, respectively, and our growth strategy includes expanding our international business. If we are unable to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have relatively little or no operating experience. It is costly to establish, develop and maintain international operations and promote our brands internationally. We face and will continue to face substantial risks associated with having foreign operations, including: economic or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and the imposition of tariffs or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We have not used instruments to hedge certain foreign currency risks and are not protected against foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull Gmbh, the DPS Group, Kraft Foods Inc., and Nestle Beverage Company. We also compete with companies that are smaller or primarily national or local in operations such as Tree Top and Ocean Spray. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores. Our Java MonsterTM product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Caribou Coffee, Cinnabon coffee drinks, Godiva dairy based drinks and Full Throttle Coffee.

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

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment, which comprises primarily energy drinks, represented 91.9% of net sales for the year ended December 31, 2009. Any decrease in the sales of our Monster Energy® brand energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category. Our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, 180, Red Devil, Rip It, Vitaminenergy, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, Full Throttle Coffee, 5-Hour Energy Shot, Stacker 2, Red Bull Energy Shot, Redline Energy Shot, NOS Energy Shot, Rockstar Energy Shot, Full Throttle Quick Shot, Amp Energy Shot and many other brands. A number of companies who market and distribute iced teas and juice cocktails in different packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Snapple, Arizona, Fuse, and Vitamin Water, have added supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits.  In addition, certain large companies such as TCCC and PepsiCo, market and/or distribute products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault. Competitive pressures in the energy drink category could impact our revenues or we could experience price erosion or lower market share, any of which could have a material adverse effect on our business and results.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. In the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in the United States, Canada, Australia, Brazil, the United Kingdom and Europe with adequate capacity and/or suitable equipment for many of our products, including Hansen’s® brand energy drinks in 8.3-ounce cans, our PET tea line, Hansen’s® Sparkling beverages in 10.5-ounce sleek cans, aseptic juice products, juices in 64-ounce PET plastic bottles, Monster Energy®, NitrousTM Monster Energy®, X-Presso MonsterTM-Hammer, Lost® EnergyTM and Rumba®, Samba, Tango energy drinks in 6.75-ounce and/or 8.3-ounce and/or 12-ounce and/or 15.5-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce and/or 500ml aluminum cans and/or 550ml BRE aluminum cans and/or 500ml glass bottles and/or 12-ounce, 15-ounce and 24-ounce aluminum cap cans, our Java MonsterTM product line in 15-ounce aluminum cans, Monster Hitman Energy ShooterTM’s, our Peace TeaTM product line in 23-ounce aluminum cans and other products. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States and abroad with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could adversely affect our revenues.

We rely on bottlers and distributors to distribute our DSD products.  If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

We continually seek to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other soda, carbonated and non-carbonated brands and other beverage products (both alcoholic and non-alcoholic), including energy drinks. In many cases, such products compete directly with our products.

The TCCC North American Bottlers and AB Distributors are our primary domestic and international distributors of our Monster Energy® beverages. If we are unable to maintain good relationships with the TCCC North American Bottlers and AB Distributors, or if the TCCC North American Bottlers and/or AB Distributors do not market and promote our products above the products of our competitors, sales of our Monster Energy® beverages could be adversely affected. The recently announced proposed transactions between CCE and TCCC could affect our existing distribution arrangements. Detailed deal terms have not yet been fully disclosed. We are in the process of evaluating the potential impact the proposed transactions could have on the distribution of our products.

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

The DPS Group, a former customer of the DSD division, accounted for approximately 13% and 16% of our net sales for the years ended December 31, 2008 and 2007, respectively. Our distribution agreement with the DPS Group was terminated by us effective November 9, 2008. The related terminated distributor territories are now serviced by a combination of the TCCC North American Bottlers and AB Distributors. If the TCCC North American Bottlers and/or AB Distributors are generally not as successful in selling our products as the DPS Group was, this could have a material adverse effect on our financial condition and consolidated results of operations.

CCE, a customer of the DSD segment with sales in specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 27% of our net sales for the year ended December 31, 2009. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 9%, 11% and 12% of our net sales for each of the years ended December 31, 2009, 2008 and 2007, respectively. A decision by CCE, Wal-Mart, Inc. (including Sam’s Club) or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, PET plastic bottles, as well as juice concentrates, sugar, sucralose, milk and cream, the costs of which are subject to fluctuations. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.

In addition, some of these raw materials, such as certain sizes of cans, are available from a limited number of suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, PET plastic bottles, cans, glass, labels, sucralose, flavors, supplements, juice concentrates, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We generally do not use hedging agreements or alternative instruments to manage this risk.

The costs of packaging supplies are subject to price increases from time to time and we may be unable to pass all or some of such increased costs on to our customers.

Many of our packaging supplies contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as resin for PET bottles, aluminum for cans and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we fix the prices of certain packaging supplies for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

We rely upon our ongoing relationships with our key flavor suppliers.  If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we must replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers which could have a material adverse effect on our results of operations.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We own numerous trademarks that are very important to our business.  We also own the copyright in and to a portion of the content on the packaging of our products. We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such intellectual property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

If we are unable to maintain brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to build and maintain brand image for our existing products, new products and brand extensions. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preferences. Product quality and/or ingredient content issues, efficacy or lack thereof, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

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

Our business is dependent, to a large extent, upon the services of our senior management.  We do not maintain key person life insurance for any members of our senior management. The loss of services of either Mr. Sacks, Chairman and Chief Executive Officer, Mr. Schlosberg, President and Chief Financial Officer, Mr. Hall, President of the Monster Beverage Division, or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions and we may be unable to locate or employ such qualified personnel on acceptable terms.

Climate change may negatively affect our business.

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability or increase the cost of certain key ingredients used in our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain including, without limitation, the availability of and/or result in higher prices for juice concentrates and natural flavors, or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income.  Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers) could affect our products’ affordability and reduce our sales.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons and many other factors, many of which are beyond our control. We may be unable to achieve analysts’ earnings forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others. There can be no assurance that the Company will achieve projected levels or mixes of product sales. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. During the fiscal year ended December 31, 2009, our stock price high was $44.02 and stock price low was $27.91.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 12, 2010, Mr. Sacks and Mr. Schlosberg together may be deemed to control approximately 24.8% of our outstanding common stock. Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2009, we had $328.3 million in cash and cash equivalents and $99.3 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have a negative adverse effect on our future results of operations, liquidity and financial condition. At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.

Certain of our short-term investments and all of our long-term investments are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. At December 31, 2009, we held auction rate securities with a face value of $96.4 million (amortized cost basis of $92.0 million). During the year ended December 31, 2009, the auctions for these auction rate securities failed. We determined that there was an impairment of our auction rate securities of $12.1 million, resulting in a fair value of $84.3 million, which is included in short and long-term investments in our consolidated financial statements. We determined that of the $12.1 million impairment of our auction rate securities, $7.7 million was deemed temporary. This amount has been recorded, net of a tax benefit of $3.1 million, as a component of accumulated other comprehensive loss for the year ended December 31, 2009.  In addition, we determined that $3.9 million of the impairment was an other-than-temporary impairment and recorded a charge in other income (expense) in our consolidated financial statements for the year ended December 31, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to other income (expense) for the year ended December 31, 2008.) There is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. The auction failures appear to have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that is above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their predetermined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after December 31, 2009 and 2008, are classified as long-term investments in the accompanying consolidated balance sheets.

If the issuers of these auction rate securities are unable to refinance their debts and call the notes or successfully close future auctions and their credit ratings deteriorate, we may be required to record additional impairment charges on these investments in the future. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by us, we may be required to recognize additional impairments on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value (See “Part II, Item 7A – Qualitative And Quantitative Disclosures About Market Risks” and “Part II, Item 8, Note 2 and 3 in our consolidated financial statements).

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in “Part II, Item 9A – Controls and Procedures.” If we fail to do so, our business, results of operations, financial condition or the value of our stock could be materially harmed.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, fraud, unfair business practices and false advertising, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in “Part I, Item 3 – Legal Proceedings” and in Part II, Item 8, Note 11 to our consolidated financial statements contained in this Form 10-K.

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

We must continually maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. During 2009, we commenced the implementation of the SAP enterprise resource planning system to replace our legacy systems in North America. This implementation subjects us to take on inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of the internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to a new system. The implementation of this system may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations. As of January 2010, we had completed our North American transition to the SAP enterprise resource planning system. It is our intention to complete the transition for our international operations within fiscal 2010. We estimate the remaining costs for implementation of the initiative will be approximately $0.8 million.

ITEM 1B.                            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                       PROPERTIES

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

We have sublet a small portion of our previous leased office, warehouse and distribution space on a month to month basis. In addition, we continue to utilize the remaining portion of this space as overflow for our main warehouse. This lease expires in October 2010. We lease other office and warehouse space domestically and internationally, including properties in Australia, Brazil, Canada, Ireland and the United Kingdom. We also rent additional office and warehouse space on a short-term basis from time to time in the countries in which we operate.

In August 2008, we completed the purchase of 1.09 acres of land for a purchase price of $1.4 million. In December 2009, we completed the purchase of an additional 2.12 acres of adjacent vacant land for a purchase price of $1.7 million. The properties are located adjacent to our leased warehouse and distribution space. We are reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land to replace our existing leased office space.

ITEM 3.                                       LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 23, 2009, the United States Court of Appeals for the Ninth Circuit filed a memorandum opinion reversing the opinion of the United States District Court and remanded the case to the United States District Court for further proceedings.  A class certification hearing is scheduled for March 2010. The Company has filed a motion to dismiss the Consumer Legal Remedies Act claims that is set for hearing on March 4, 2010.  Chavez has filed a motion for a decision on a preemption issue that will be heard on the same day.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.  Discovery has just begun.

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

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding and has been set for hearing in August, 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The Panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

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

Securities Litigation — On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court.

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff.  On August 28, 2009 lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”).  The Consolidated Class Action Complaint purports to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It names as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly.  Plaintiff principally alleges that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleges that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.

On November 16, 2009, the defendants filed their motion to dismiss the Consolidated Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On January 8, 2010, lead plaintiff filed its opposition to defendants’

motion to dismiss.  Defendants’ reply brief was filed on February 8, 2010 and the Company is awaiting a decision from the Court on the motion.

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

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s opposition to the motion was filed on February 22, 2010, and the Company’s reply brief is required to be filed by March 15, 2010.  None of the other defendants need answer, move to dismiss, or otherwise respond to the Consolidated Derivative Complaint until or unless the District Court orders the Company to file an answer, in which case the other defendants will have 45 days after the filing of the Company’s answer to move to dismiss or otherwise respond to the Consolidated Derivative Complaint.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Consolidated Class Action Complaint and the Consolidated Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

ITEM 4.                                       Reserved

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  As of February 12, 2010, there were 88,160,693 shares of the Company’s common stock outstanding held by approximately 385 holders of record.

Stock Price and Dividend Information

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2009	High	Low
First Quarter	$37.24	$30.37
Second Quarter	$44.02	$29.65
Third Quarter	$37.21	$27.91
Fourth Quarter	$39.38	$32.95

Year Ended December 31, 2008	High	Low
First Quarter	$45.63	$34.44
Second Quarter	$39.77	$27.90
Third Quarter	$32.99	$20.67
Fourth Quarter	$34.79	$20.52

The per share sales price of our common stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and bid quotations may not necessarily represent actual transactions and “real time” sale prices. The source of the bid information is the NASDAQ Stock Market, Inc.

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On April 25, 2008, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the years ended December 31, 2009 and 2008, we purchased 2.6 million and 3.9 million shares, respectively, of the Company’s common stock at an average purchase price of $33.10 per share and $26.77 per share, respectively, which the Company holds in treasury. No shares were purchased during the year ended December 31, 2007. As of December 31, 2009, approximately $10.2 million remained available under the plan for the repurchase of the Company’s common stock.

The following tabular summary reflects our repurchase activity during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
Oct 1 - Oct 31	-	$-	5,459,648	$45,467
Nov 1 - Nov 30	852,043	$34.92	6,311,691	$15,698
Dec 1 - Dec 31	156,686	$34.87	6,468,377	$10,231
Total	1,008,729	$34.91

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	10,705,471	$15.37	4,212,700

Equity compensation plans not approved by stockholders	-	-	-

Total	10,705,471	$15.37	4,212,700

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

1 Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2004. The Company’s current self-selected peer group is comprised of the DPS Group, National Beverage Corporation, Clearly Canadian Beverage Company, Leading Brands, Inc., Jones Soda Company and Cott Corporation. The Company’s former self-selected peer group is comprised of National Beverage Corporation, Clearly Canadian Beverage Company, Leading Brands, Inc., Jones Soda Company and Cott Corporation (the DPS Group is included in 2009, which was its first full year of trading).

ITEM 6.          SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2007 through 2009 and the balance sheet data as of December 31, 2009 and 2008, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2009	2008	2007	2006	2005
Gross sales*¹	$1,309,335	$1,182,876	$1,025,795	$696,322	$415,417

Net sales¹	$1,143,299	$1,033,780	$904,465	$605,774	$348,886

Gross profit¹	$612,316	$538,794	$468,013	$316,594	$182,543

Gross profit as a percentage to net sales	53.6%	52.1%	51.7%	52.3%	52.3%
Operating income¹ ² ³	$337,309	$163,591	$230,986	$158,579	$103,443

Net income	$208,716	$108,032	$149,406	$97,949	$62,775

Net income per common share:
Basic	$2.32	$1.17	$1.64	$1.09	$0.71
Diluted	$2.21	$1.11	$1.51	$0.99	$0.65

Cash, cash equivalents and investments	$427,672	$375,513	$302,650	$136,796	$73,515

Total assets	$800,070	$761,837	$544,603	$308,372	$163,890

Debt	$206	$959	$663	$303	$525

Stockholders’ equity	$584,953	$436,316	$422,167	$225,084	$125,509

¹Includes $8.2 million, $14.3 million, $1.9 million and $0.4 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively, related to the recognition of deferred revenue.

²Includes $1.9 million, $118.1 million, $15.3 million and $12.7 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

³Includes ($4.7) million, ($0.2) million, $9.8 million and $3.8 million for the years ended December 31, 2009, 2008, 2007 and 2006, respectively, related to professional service fees, net of insurance proceeds, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters.

*Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements. However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance. Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers (See “Part II, Item 7 – Results of Operations”).

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

•    Forward Looking Statements – cautionary information about forward looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and

•    Market Risks – information about market risks and risk management.  (See “Forward Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures About Market Risks”).

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, juice blends, juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®, Monster Hitman Energy ShooterTM and Lost® EnergyTM brand names as well as Rumba®, Samba and Tango brand energy juices. We market, sell and distribute the Java MonsterTM line of non-carbonated dairy based coffee + energy drinks. We market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. We market, sell and distribute enhanced water beverages under the VidrationTM brand name.

In 2009 we introduced the following products:

•    Monster Energy® Import energy drink, which is packaged in 550 ml BRE aluminum cans manufactured in Europe and imported into the United States (May 2009).

•    X-Presso MonsterTM-Hammer, a non-carbonated espresso energy drink packaged in 6.75-ounce aluminum cans manufactured in Europe and imported into the United States (June 2009).

•    NitrousTM Monster Energy®, a line of energy drinks which is carbonated and contains nitrous oxide, and is packaged in re-sealable 12-ounce sleek aluminum cap-cans, in three variants (July 2009).

•    Monster Energy® “Dub Edition” energy drink, which is packaged in 32-ounce aluminum cans (October 2009).

•    Hansen’s® Natural Lo-Cal, a new line of all natural, low calorie 64-ounce juice cocktails in four flavors (September 2009).  The Lo-Cal juice cocktails are sweetened with TruviaTM brand stevia extract, an all natural sweetener.

•    SELF Beauty ElixirTM by Hansen’s®, a new line of a low-calorie, functional, ready-to-drink beauty beverages infused with an essential blend of vitamins, minerals, natural fruit & botanical extracts with antioxidants (August 2009).

•    Blue Sky® Free Sodas, a new line of all natural, zero calorie sodas sweetened with TruviaTM brand stevia extract, an all natural sweetener (September 2009).

•    Peace TeaTM, a new line of ready-to-drink iced teas in 23-ounce aluminum cans (December 2009).

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

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® KhaosTM energy drinks, Monster Energy® M-80TM energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy MetalTM energy drinks, Monster Energy® MIXXDTM energy drinks, Monster Energy® Import energy drinks and Monster Energy® Dub Edition energy drinks.

Our Java MonsterTM line of non-carbonated dairy based coffee + energy drinks include Java MonsterTM OriginaleTM, Java MonsterTM Loca Moca®, Java MonsterTM Mean Bean®, Java MonsterTM Russian, Java MonsterTM Irish BlendTM, Java MonsterTM Chai HaiTM, Java MonsterTM Nut UpTM and Java MonsterTM Lo-Ball as well as our X-Presso MonsterTM-Hammer energy drink.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks and our Java MonsterTM product line. Any decrease in sales of our Monster Energy® brand energy drinks and/or Java MonsterTM product line could cause a significant adverse effect on our future revenues and net income. Our DSD segment represented 91.9%, 90.7% and 89.5% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Our Warehouse segment represented 8.1%, 9.3% and 10.5% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Competitive pressure in the energy drink category could adversely affect our operating results (See “Part I, Item 1A – Risk Factors”).

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers. We also utilize prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, personality endorsements, including from television and other well known sports personalities, coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During 2009, we continued to expand our existing product lines and further develop our distribution markets, both domestically and internationally.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks.

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party.

During the second quarter of 2006, we entered into the Off-Premise Agreements with AB.  Under the Off-Premise Agreements, select AB Distributors distribute and sell, in markets designated by HBC, HBC’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks and Rumba®, Samba and Tango brand energy juice, as well as additional products that may be agreed between the parties.

During the fourth quarter of 2008, we entered into the TCCC North American Coordination Agreement with TCCC.  Pursuant to the TCCC North American Coordination Agreement, we have designated, and in the future may designate, territories in which the TCCC North American Bottlers will distribute and sell primarily our Monster Energy® beverages (the “Products”) in the United States and Canada.

During the fourth quarter of 2008, we entered into the Monster Energy Distribution Agreement with CCE pursuant to which CCE was appointed to distribute, directly and through certain sub-distributors, the Products in the U.S. Territories. We may designate additional territories within reasonable proximity to the U.S. Territories and CCE will use reasonable good faith efforts to add the additional territories. During the fourth quarter of 2008, we entered into the Monster Energy Canadian Distribution Agreement with CCBC, pursuant to which CCBC has been appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance commencing on January 1, 2009. In addition, during the fourth quarter of 2008, we entered into distribution agreements with Consolidated, United and other TCCC North American Bottlers for the distribution of Products in various territories within the United States.

During the fourth quarter of 2008, we entered into the TCCC International Coordination Agreement with TCCC.  Pursuant to the TCCC International Coordination Agreement, we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell the Products.

During the fourth quarter of 2008, we entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE pursuant to which CCE has been appointed to distribute directly and through certain sub-distributors the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco.

During the fourth quarter of 2008, we entered into a distribution agreement with Comercializadora Eloro, S.A., a subsidiary of Grupo Jumex, for exclusive distribution throughout Mexico, excluding the Baja and Sonora regions, of our Monster Energy® and Monster Energy®

KhaosTM energy drinks as well as select Java MonsterTM product line drinks. Distribution under this agreement commenced January 26, 2009.

During the second quarter of 2009, we entered into a distribution agreement with Schweppes Australia Pty Ltd. for exclusive distribution throughout Australia of certain of our Monster Energy® energy drinks. Distribution under this agreement commenced in July 2009.

Pursuant to the new and/or amended distribution agreements entered into with certain distributors, net amounts of $5.7 million and $113.0 million from such distributors, relating to the cost of terminating certain of our prior distributors, were recorded for the years ended December 31, 2009 and 2008, respectively. Such amounts have been accounted for as deferred revenue and will be recognized as revenue ratably over the anticipated life of the respective distribution agreements, generally 20 years. Distributor receivables related to these new and/or amended distribution agreements totaled $5.2 million and $90.7 million as of December 31, 2009 and 2008, respectively.  Revenue recognized was $7.5 million, $14.3 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the $14.3 million of revenue recognized for the year ended December 31, 2008, is $11.6 million related to the acceleration of deferred revenue balances associated with certain of our prior distributors who were terminated in the fourth quarter of 2008.

We incurred termination costs to certain of our prior distributors amounting to $1.9 million, $118.1 million and $15.3 million in aggregate for the years ended December 31, 2009, 2008 and 2007, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2009, 2008 and 2007. Accrued distributor terminations as of December 31, 2009 and 2008 were $3.0 million and $102.3 million, respectively. In addition, inventory returned to us by certain of our terminated distributors resulted in a reduction of gross sales of approximately $9.7 million in the fourth quarter and year ended December 31, 2008.

We again achieved record gross sales of $1,309.3 million for the year ended December 31, 2009. The increase in gross sales in 2009 was primarily attributable to increased sales of certain of our existing products, particularly our Monster Energy® brand energy drinks. Gross sales for the year ended December 31, 2009 were positively impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010. We estimate that approximately 1% of gross sales for the year ended December 31, 2009, were attributable to such advance purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009. Gross sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for all of our Monster Energy® brand energy drinks in 16-ounce cans and our Java MonsterTM product line, effective January 1, 2008. We estimate that gross sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases. We did not limit the amount of purchases our customers could execute at our then existing 2007 fourth quarter prices.

For the years ended December 31, 2009, 2008 and 2007, our percentage increase in gross sales was 10.7%, 15.3% and 47.3%, respectively. We believe the decrease in the year on year percentage growth rate was in part attributable to the decrease in the overall growth rates of the markets in which we operate, in particular of the energy drink category, to general economic conditions as well as higher overall comparable sales levels. Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and gas costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in both the U.S. and international economies where we market and distribute our products, an uncertain economic outlook or prolonged credit crisis could continue to adversely affect consumer spending habits, which may result in lower than expected net sales and profits on a quarterly or annual basis. During 2009 and 2008, there was significant deterioration in the global and local financial markets and economic environments, real estate markets and construction industries, which we believe negatively impacted consumer spending at many retailers for our products. In response to this, we have taken steps to increase opportunities to profitably drive sales and to operate our business more efficiently. If these adverse economic trends worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to our Company posed by general economic conditions (See “Part I, Item 1A – Risk Factors”).

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $168.0 million, $94.2 million and $53.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Such sales were approximately 12.8%, 8.0% and 5.2% of gross sales for the years ended December 31, 2009, 2008 and 2007, respectively. The reclassification of a portion of our gross sales to certain military customers to gross sales to customers within the United States from gross sales to customers outside the United States, resulted in a decrease in gross sales outside the United States of $2.1 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively, over amounts previously reported.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for 2009, 2008 and 2007 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers. The allocations below reflect changes made by us to the categories historically reported.

	2009	2008	2007
Full service distributors	66%	68%	69%
Club stores, drug chains & mass merchandisers	12%	14%	14%
Outside the U.S.	13%	8%	5%
Retail grocery, specialty chains and wholesalers	6%	8%	9%
Other	3%	2%	3%

Our customers include CCE, CCBC, Consolidated, United and other TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co., Safeway, Inc. and SUPERVALU Inc. A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. CCE, a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 27% of our consolidated net sales for the year ended December 31, 2009. The DPS Group, a former customer of the DSD division, accounted for approximately 13% and 16% of our consolidated net sales for the years ended December 31, 2008 and 2007, respectively. Our distribution agreement with the DPS Group was terminated by us effective November 9, 2008. The related terminated distributor territories are now serviced by a combination of

TCCC North American Bottlers and AB Distributors. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 9%, 11% and 12% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•      Profitable Growth – We believe “functional”, “image based” or “better for you” brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth.  We continue to broaden our family of brands. In particular, we are expanding our specialty beverages and energy drinks to provide more alternatives to consumers.  We are focused on maintaining profit margins. We believe that tailored branding, packaging, pricing and channeling strategies help achieve profitable growth. We are implementing these strategies with a view to accelerating profitable growth.

•      Cost Management – The principal focus of cost management will continue to be on supply and production costs. One key area of focus is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues. Another key area of focus is the reduction of inventory days on hand.

•      Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position, our ability to raise funds if necessary at low effective cost and low overall costs of borrowing provide a competitive advantage.

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

Gross and net sales, gross profits, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2010 and beyond (See “Part II, Item 7 – Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008”).

As of December 31, 2009, the Company had working capital of $501.8 million compared to $374.0 million as of December 31, 2008. The increase in working capital was primarily attributable to an increase in trade accounts receivable, an increase in cash and cash equivalents and a decrease in accrued distributor terminations. For the year ended December 31, 2009, our net cash provided by operating activities was approximately $156.2 million as compared to $199.5 million for the year ended December 31, 2008. Principal uses of cash flows in 2009 were distributor termination fees, repurchases of our common stock, purchases of inventory, acquisition of property and equipment and acquisition of trademarks. Purchases of our common stock, purchases of inventory, payments of accounts payable and income taxes are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks that demand the attention of the beverage industry and our Company.  Uncertainty and volatility in domestic and international economic markets could negatively affect both the stability of our industry and our Company. Our growth strategy includes expanding our international business which exposes us to risks inherent in conducting international operations (See “Part I, Item 1A – Risk Factors”). Decreased consumer discretionary spending represents a challenge to the successful marketing and purchase of our products. Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles continue to represent a challenge. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and lo-carb beverages, juices and juice drinks, sports drinks and waters and energy drinks. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety.

Our historical success is attributable, in part, to our introduction of different and innovative beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages, although there can be no assurance of our ability to do so. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality, health, method of distribution, brand image and intellectual property protection. The beverage industry is subject to changing consumer preferences that may adversely affect us if we misjudge such preferences.

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

•      changes in consumer preferences and demand for our products;

•      the impact of the slowing economy in the United States and other countries in which we operate;

•      the potential impact of the consummation of the transactions between CCE and TCCC;

•      the risks associated with foreign currency exchange rate fluctuations;

•      maintenance of our brand image and product quality;

•      profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business - Competition and Sales and Marketing”);

•      costs of establishing and promoting our brands internationally;

•      restrictions on imports and sources of supply; duties or tariffs; changes in government regulations;

•      protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;

•      limitations on available quantities of certain package containers such as the 12-ounce and 24-ounce cap can, the 32-ounce can, and co-packing availability; and

•      the imposition of additional regulatory restrictions, increasing concern over obesity and changes in regulation and consumer preferences.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

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

Results of Operations

(In Thousands, Except Per Share Information)

				Percentage Change
	2009	2008	2007	09 vs. 08		08 vs. 07
Gross sales, net of discounts & returns*	$1,309,335	$1,182,876	$1,025,795	10.7%		15.3%
Less: Promotional and other allowances**	166,036	149,096	121,330	11.4%		22.9%
Net sales¹	1,143,299	1,033,780	904,465	10.6%		14.3%
Cost of sales	530,983	494,986	436,452	7.3%		13.4%
Gross profit***¹	612,316	538,794	468,013	13.6%		15.1%
Gross profit margin as a percentage of net sales	53.6%	52.1%	51.7%

Operating expenses [2]	275,007	375,203	237,027	(26.7%	)	58.3%

Operating expenses as a percentage of net sales	24.1%	36.3%	26.2%

Operating income [1,2]	337,309	163,591	230,986	106.2%		(29.2%	)
Operating income as a percentage of net sales	29.5%	15.8%	25.5%

Other income (expense):
Interest and other income, net	2,273	10,413	8,770	(78.2%	)	18.7%
Other-than-temporary impairment of investments	(3,887)	(527)	-	637.6%		100.0%
Total other income (expense)	(1,614)	9,886	8,770

Income before provision for income taxes	335,695	173,477	239,756	93.5%		(27.6%	)

Provision for income taxes	126,979	65,445	90,350	94.0%		(27.6%	)

Net income	$208,716	$108,032	$149,406	93.2%		(27.7%	)
Net income as a percentage of net sales	18.3%	10.5%	16.5%

Net income per common share:
Basic	$2.32	$1.17	$1.64	98.7%		(28.7%	)
Diluted	$2.21	$1.11	$1.51	99.1%		(26.7%	)

Case sales (in thousands) (in 192-ounce case equivalents)
	109,985	102,659	98,453	7.1%		4.3%

¹Includes $8.2 million, $14.3 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to the recognition of deferred revenue.

²Includes $1.9 million, $118.1 million and $15.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements. However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and our overall performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance. Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers.  (See” Part II, Item 6 – Selected Financial Data”).

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

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Gross Sales.* Gross sales were $1,309.3 million for the year ended December 31, 2009, an increase of approximately $126.5 million, or 10.7% higher than gross sales of $1,182.9 million for the year ended December 31, 2008.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks. To a lesser extent, the increase in gross sales was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink, as well as increased sales by volume of our Monster Hitman Energy Shooter™ product line and our Hansen’s Natural Sodas®. The increase in gross sales was partially offset by decreased sales by volume of our Java Monster™ product line, our Lost Energy® brand energy drinks, apple juice and juice blends. Gross sales for the year ended December 31, 2009 were positively impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010. We estimate that approximately 1% of gross sales for the year ended December 31, 2009, were attributable to such advance purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009. Our gross sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ product line, effective January 1, 2008. We estimate that gross sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases. We did not limit the amount of purchases our customers could execute at our then existing 2007 fourth quarter prices. Included in gross sales for the years ended December 31, 2009 and 2008, were $8.2 million and $14.3 million, respectively, related to the recognition of deferred revenue. Promotional and other allowances were $166.0 million for the year ended December 31, 2009, an increase of $16.9 million, or 11.4% higher than promotional and other allowances of $149.1 million for the year ended December 31, 2008. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.6% for the years ended December 31, 2009 and 2008, respectively. As a result, the percentage increase in gross sales for year ended December 31, 2009 was slightly higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $1,143.3 million for the year ended December 31, 2009, an increase of approximately $109.5 million, or 10.6% higher than net sales of $1,033.8 million for the year ended December 31, 2008. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks. To a lesser extent, the increase in net sales was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink as well as increased sales by volume of our Hansen’s Natural Sodas®. The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ product line, our Lost Energy® brand energy drinks and apple juice. Net sales for the year ended December 31, 2009 were positively impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010. We estimate that approximately 1% of net sales for the year ended December 31, 2009, were attributable to such advance purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009. Our net sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ product line, effective January 1, 2008. We estimate that net sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our then customers in advance of such price increases. We did not limit the amount of purchases our customers could execute at our then existing 2007 fourth quarter prices. Net sales for the years ended December 31, 2009 and 2008, included $8.2 million and $14.3 million, respectively, related to the recognition of deferred revenue.

Case sales, in 192-ounce case equivalents, were 110.0 million cases for the year ended December 31, 2009, an increase of approximately 7.3 million cases or 7.1% higher than case sales of 102.7 million cases for the year ended December 31, 2008. The overall average net sales price per case increased to $10.40 for the year ended December 31, 2009 or 3.2% higher than the average net sales price per case of $10.07 for the year ended December 31, 2008. The increase in the average net sales price per case was attributable to an increase in the proportion of case sales derived from higher priced products.

Net sales for the DSD segment were $1,051.2 million for the year ended December 31, 2009, an increase of approximately $113.3 million, or 12.1% higher than net sales of $937.9 million for the year ended December 31, 2008. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks. To a lesser extent, the increase in net sales for the DSD segment was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. The increase in net sales for the DSD segment was partially offset by decreased sales by volume of our Java Monster™ product line and our Lost Energy® brand energy drinks. Net sales for the DSD segment for the years ended December 31, 2009 and 2008, included $8.2 million and $14.3 million, respectively, related to the recognition of deferred revenue.

Net sales for the Warehouse segment were $92.1 million for the year ended December 31, 2009, a decrease of approximately $3.8 million, or 4.0% lower than net sales of $95.9 million for the year ended December 31, 2008. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice, juice blends, sports drinks and Junior Juice® aseptic juices. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of Hansen’s Natural Sodas® and aseptic juice drinks as well as a decrease in promotional and other allowances as a percentage of gross sales.

Gross Profit.*** Gross profit was $612.3 million for the year ended December 31, 2009, an increase of approximately $73.5 million, or 13.6% higher than the gross profit of $538.8 million for the year ended December 31, 2008. Gross profit as a percentage of net sales increased to 53.6% for the year ended December 31, 2009 from 52.1% for the year ended December 31, 2008.  The increase in net sales contributed to the increase in gross profit dollars. The increase in gross profit as a percentage of net sales was partially attributable to increased sales of DSD segment products, which have higher gross profit margins than those in the Warehouse segment, as well as a decrease in the percentage of sales within the DSD segment of the Java Monster™ product line, which have lower gross profit margins than our Monster Energy® brand energy drinks. In addition, the increase in gross profit as a percentage of net sales was attributable to a decrease in the cost of certain raw materials including certain containers and packaging materials and certain juice concentrates, particularly apple juice concentrate.

***Gross profit – see definition above.

Operating Expenses.   Total operating expenses were $275.0 million for the year ended December 31, 2009, a decrease of approximately $100.2 million, or 26.7% lower than total operating expenses of $375.2 million for the year ended December 31, 2008. Total operating expenses as a percentage of net sales was 24.1% for the year ended December 31, 2009, compared to 36.3% for the year ended December 31, 2008. The decrease in operating expenses in dollars was primarily attributable to decreased expenditures of $116.2 million related to the costs associated with terminating existing distributors. To a lesser extent, the decrease in operating expenses was partially attributable to decreased expenditures of $5.4 million for out-bound freight, decreased expenditures of $3.6 million for merchandise displays, decreased expenditures of $2.5 million for professional service fees, including accounting and legal costs, decreased expenditures of $2.4 million for allocated trade development, decreased expenditures of $2.1 million for samples, decreased expenditures of $2.2 million for demos and decreased expenditures of $1.6 million for storage and warehouse costs.  The decrease in operating expenses in dollars was partially offset by increased expenditures of $12.7 million for sponsorships and endorsements, increased payroll expenses of $9.6 million, increased expenditures of $3.5 million for commissions and royalties, increased expenditures of $2.8 million for travel expenses, $2.8 million of increased depreciation costs, and increased expenditures of $2.1 million for advertising. Total operating expenses include costs of $24.1 million, or 2.1% of net sales, and $10.7 million, or 1.0% of net sales, relating to the launch of the Monster Energy® brand in Europe for the years ended December 31, 2009 and 2008, respectively. Included in professional service fees are legal and accounting fees, net of insurance proceeds, of ($4.7) million and ($0.2) million, for the years ended December 31, 2009 and 2008, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters. Total operating expenses, exclusive of expenditures of: (i) $1.9 million and $118.1 million for the years ended December 31, 2009 and 2008, respectively, attributable to the costs associated with terminating existing distributors; and (ii) professional service fees, net of insurance proceeds, of ($4.7) million and ($0.2) million, for the years ended December 31, 2009 and 2008, respectively, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, as a percentage of net sales, were 24.3% and 24.9% for the years ended December 31, 2009 and 2008, respectively.

Contribution Margin.  Contribution margin for the DSD segment was $389.3 million for the year ended December 31, 2009, an increase of approximately $173.2 million, or 80.1% higher than contribution margin of $216.1 million for the year ended December 31, 2008. The increase in the contribution margin for the DSD segment was primarily due to increased sales of Monster Energy® brand energy drinks and to decreased expenditures of $116.2 million related to the costs associated with terminating existing distributors. To a lesser extent, the increase in contribution margin for the DSD segment was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Nitrous™ Monster Energy® product line and our X-Presso Monster™-Hammer energy drink. Contribution margin for the Warehouse segment was $6.1 million for the year ended December 31, 2009, approximately $5.5 million higher than contribution margin of $0.5 million for the year ended December 31, 2008. The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross margin as a result of decreases in the costs of certain raw materials, particularly apple juice concentrate, and by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008. The WIC program continues on a non-exclusive basis in which we participate with certain of our 64-ounce juice products.

Operating Income.  Operating income was $337.3 million for the year ended December 31, 2009, an increase of approximately $173.7 million, or 106.2% higher than operating income of $163.6 million for the year ended December 31, 2008. Operating income as a percentage of net sales increased to 29.5% for the year ended December 31, 2009 from 15.8% for the year ended December 31, 2008.  The increases in operating income and operating income as a percentage of net sales were primarily due to a decrease in operating expenses of $100.2 million and an increase in gross profit of $73.5 million. Operating income exclusive of: (i) recognition of deferred revenue of $8.2 million and $14.3 million for the years ended December 31, 2009 and 2008, respectively; (ii) expenditures of $1.9 million and $118.1 million for the years ended December 31, 2009 and 2008, respectively, attributable to the costs associated with terminating existing distributors; and (iii) expenditures for professional service fees, net of insurance proceeds, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, of ($4.7) million and ($0.2) million, for the years ended December 31, 2009 and 2008, respectively, as a percentage of net sales, was 28.5% and 25.8% for the years ended December 31, 2009 and 2008, respectively. Operating income included operating losses of $6.9 million and $10.9 million for the years ended December 31, 2009 and 2008, respectively, in relation to the operations of MEL, MEEL and MEAU. Operating income included operating losses of $4.0 million for the year ended December 31, 2009, in relation to the operations of X-Truck and EMF.

Other Income (Expense).  Other income (expense) was ($1.6) million for the year ended December 31, 2009, a decrease of $11.5 million from $9.9 million for the year ended December 31, 2008. This decrease was primarily attributable to decreased interest revenue earned on our cash balances and short- and long-term investments as well as a $3.9 million other-than temporary impairment of long-term investments.

Provision for Income Taxes.  Provision for income taxes was $127.0 million for the year ended December 31, 2009, an increase of $61.5 million or 94.0% higher than the provision for income taxes of $65.4 million for the years ended December 31, 2008.  The increase in the provision for income taxes was primarily due to increased operating income of $173.7 million. The effective combined federal and state tax rate was 37.8% and 37.7% for the years ended December 31, 2009 and 2008, respectively.

Net Income.  Net income was $208.7 million for the year ended December 31, 2009, an increase of $100.7 million or 93.2% higher than net income of $108.0 million for the year ended December 31, 2008. The increase in net income was primarily attributable to a decrease in operating expenses of $100.2 million and an increase in gross profit of $73.5 million. This was partially offset by an increase in provision for income taxes of $61.5 million and a decrease in other income (expense) of $11.5 million.

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

*Gross sales – see definition above.

Net Sales. Net sales were $1,033.8 million for the year ended December 31, 2008, an increase of approximately $129.3 million, or 14.3% higher than net sales of $904.5 million for the year ended December 31, 2007. The increase in net sales was primarily attributable to increased sales by volume and increased sales price per case for certain of our Monster Energy® brand energy drinks and our Java Monster™ line of non-carbonated dairy based coffee drinks, as well as sales of certain new products such as Monster Hitman Energy ShooterTM, Monster Energy® MIXXD™ energy drinks and Monster Energy® Heavy Metal™ energy drinks. To a lesser extent, the increase in net sales was attributable to increased sales by volume of apple juice, aseptic juices and sales of Vidration® vitamin enhanced water.  In addition, the increase in net sales was partially attributable to the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008. The increase in net sales was partially offset by decreased sales by volume of Lost Energy® brand energy drinks, juice blends, iced teas, Unbound Energy® brand energy drinks, Hansen’s® energy drinks and Rumba® brand energy juice. Net sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ line of non-carbonated dairy based coffee drinks, effective January 1, 2008. We estimate that net sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases.

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

Contribution Margin.  Contribution margin for the DSD segment was $216.1 million for the year ended December 31, 2008, a decrease of approximately $65.5 million, or 23.3% lower than contribution margin of $281.6 million for the year ended December 31, 2007. The decrease in the contribution margin for the DSD segment was primarily due to increased expenditures of $102.9 million relating to the costs associated with terminating existing distributors. The decrease in the contribution margin for the DSD segment was offset by increased sales of our Java Monster™ line of non-carbonated dairy based coffee drinks, the increase in net sales of Monster Energy® brand energy drinks as well as sales of certain new products such as the Monster Hitman Energy Shooter™, Monster MIXXDTM energy drinks and Monster Heavy MetalTM energy drinks.  Contribution margin for the Warehouse segment was $0.5 million for the year ended December 31, 2008, approximately $3.4 million lower than contribution margin of $3.9 million for the year ended December 31, 2007. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a reduction in gross margin as a result of increases in the costs of certain raw materials, particularly apple juice concentrate, as well as a change from high fructose corn syrup to higher priced sugar, which additionally increased in price, for our soda lines.  The decrease in the contribution margin for the Warehouse segment was partially offset by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008. The WIC program continues on a non-exclusive basis in which we participate with our apple, grape, white grape and pineapple 64-ounce juice products.  Juice blends are not eligible under the new program.

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

Other Income (expense).  Other income (expense) was $9.9 million for the year ended December 31, 2008, an increase of $1.1 million from $8.8 million for the year ended December 31, 2007. This increase was primarily attributable to increased interest revenue earned on our cash balances and short- and long-term investments, which have increased significantly over the prior year. This increase was partially offset by foreign currency transaction losses.

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

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $156.2 million for the year ended December 31, 2009, as compared with net cash provided by operating activities of $199.5 million for the year ended December 31, 2008. For the year ended December 31, 2009, cash provided by operating activities was primarily attributable to net income earned of $208.7 million and adjustments for certain non-cash expenses consisting of $14.0 million of stock-based compensation, $5.8 million of depreciation and other amortization, a $3.9 million impairment on investments and a $0.7 million provision for doubtful accounts. For the year ended December 31, 2009, cash provided by operations also increased due to an $86.0 million decrease in distributor receivables, a $9.3 million increase in accrued liabilities, an $8.5 million decrease in inventory, a $5.0 million decrease in prepaid income taxes, a $3.9 million increase in income taxes payable and a $0.8 million increase in accrued compensation. For the year ended December 31, 2009, cash provided by operating activities was reduced due to a $99.3 million decrease in accrued distributor terminations, a $59.4 million increase in accounts receivable, a $15.8 million decrease in accounts payable, a $6.8 million decrease in deferred revenue, a $2.9 million increase in prepaid expenses and other current assets and a $3.1 million increase in tax benefit from exercise of stock options.

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $4.5 million for the year ended December 31, 2009, as compared to net cash provided by investing activities of $144.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and property and equipment. For the year ended December 31, 2008, cash used in investing activities was primarily attributable to purchases of short- and long-term investments, particularly available-for-sale investments. For the year ended December 31, 2009, cash provided by investing activities was primarily attributable to sales and maturities of held-to-maturity investments and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

At December 31, 2009, we had $328.3 million in cash and cash equivalents and $99.3 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the years ended December 31, 2009 and 2008, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

At December 31, 2009, the Company held auction rate securities with a face value of $96.4 million (amortized cost basis of $92.0 million). A Level 3 valuation was performed on the Company’s auction rate securities as of December 31, 2009, which indicated an impairment of $12.1 million, a decrease of $2.8 million from $14.9 million as of December 31, 2008, resulting in a fair value of $84.3 million, which is included in short- and long-term investments. This valuation utilized a mark to model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification (“ASC”) ASC 320-10-65, which modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under ASC 320-10-65, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes.  Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Under ASC 320-10-65, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive loss.

The Company determined that of the $12.1 million impairment of its auction rate securities at December 31, 2009, $7.7 million was temporary and $4.4 million was other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related. The Company recorded $3.9 million of other-than-temporary impairment that was deemed Credit Loss related through earnings during the year ended December 31, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008). At December 31, 2009, $7.7 million of temporary impairment has been recorded, less a tax benefit of $3.1 million, as a component of accumulated other comprehensive loss.

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

Cash flows used in financing activities – Net cash used in financing activities was $82.1 million for the year ended December 31, 2009, as compared to net cash used in financing activities of $98.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, cash used in financing activities was primarily attributable to purchases of common stock held in treasury of $86.2 million. For the year ended December 31, 2009, cash provided by financing activities was primarily attributable to a $3.1 million tax benefit in connection with the exercise of certain stock options and proceeds of $2.5 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

On April 25, 2008, our Board of Directors authorized the repurchase of up to $200 million of our common stock.  During the years ended December 31, 2009 and 2008, we purchased 2.6 million and 3.9 million shares, respectively, of common stock at an average purchase price of $33.10 per share and $26.77 per share, respectively, which we hold in treasury. No shares were purchased during the year ended December 31, 2007. As of December 31, 2009, approximately $10.2 million remained available under the plan for the repurchase of the Company’s common stock.

Debt and other obligations – We have a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2007. In accordance with the amended provisions of the credit facility, we increased our available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2010. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at December 31, 2009. Letters of credit issued on our behalf, totaling $0.2 million under this credit facility, were outstanding as of December 31, 2009.

At December 31, 2009, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next 12 months.  Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $20.0 million through December 2010. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of December 31, 2009:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$51,176	$31,800	$19,376	$-	$-
Capital Leases	206	206	-	-	-
Operating Leases	19,338	3,276	7,548	5,092	3,422
Purchase Commitments	42,216	42,216	-	-	-
	$112,936	$77,498	$26,924	$5,092	$3,422

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

In addition to the above purchase obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans through December 31, 2010. The Company’s minimum purchase obligation under this agreement is approximately $27.3 million, subject to compliance by Rexam with certain conditions.

In addition to the above purchase obligations, approximately $0.4 million of recognized tax benefits have been recorded as liabilities as of December 31, 2009, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties of $0.02 million and interest of $0.01 million as of December 31, 2009.

In 2008, we entered into licensing and programming agreements with SAP America, Inc. to use its global enterprise resource planning software initiative to replace our existing legacy software in North America. The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software. As of January 2010, we had completed our North American transition to the SAP enterprise resource planning system. It is our intention to complete the transition for our international operations within fiscal 2010. We estimate the remaining costs for implementation of the initiative will be approximately $0.8 million.

In October 2006, we entered into a lease agreement pursuant to which we leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months, commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. This warehouse and distribution space replaced our previous warehouse and distribution space also located in Corona, California. In September 2007, we relocated our corporate offices to newly leased offices in Corona, California

In August 2008, we completed the purchase of 1.09 acres of land for a purchase price of $1.4 million. In December 2009, we completed the purchase of an additional 2.12 acres of adjacent vacant land for a purchase price of $1.7 million. The properties are located adjacent to our leased warehouse and distribution space. We are reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land to replace our existing office space.

We have sublet a small portion of our previous office, warehouse and distribution space on a month to month basis. In addition, we continue to utilize the remaining portion of this space as additional warehousing to supplement our main warehouse. This lease expires in October 2010.

Accounting Policies and Pronouncements

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP.  GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. The following summarizes our most significant accounting and reporting policies and practices:

Investments – Our investments in debt securities are classified as either held-to-maturity or available-for-sale, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) ASC 320. Held-to-maturity securities are those securities that we have the positive intent and ability to hold until maturity. All other securities not included in the held-to-maturity category are classified as available-for-sale. No securities are held for speculative or trading purposes. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. Under ASC 320-10-65, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. We evaluate whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived identifiable intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairments were identified as of December 31, 2009 or 2008.

Management believes that the accounting estimate related to impairment of its long lived assets, including its trademarks (as discussed below), is a “critical accounting estimate” because: (1) the estimate is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Intangibles – Intangibles are comprised primarily of trademarks that represent our exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. We also own in our own right, a number of other trademarks in the United States, as well as in a number of countries around the world. We also own the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, we adopted ASC 350. Under the provisions of ASC 350, we discontinued amortization on indefinite-

lived trademarks while continuing to amortize remaining definite-lived trademarks over one to 25 years.

In accordance with ASC 350, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the year ended December 31, 2009, the estimated fair values of trademarks exceeded the carrying values.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with ASC 605-50.

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

Stock-Based Compensation – We account for share-based compensation arrangements in accordance with the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes-Merton option pricing formula to estimate the fair value of our stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Income Taxes – The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies. If in the future the Company determines that it would not be able to realize its recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Recent Accounting Pronouncements

See Part II, Item 8 “Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements” for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on the Company’s consolidated financial position, results of operations or liquidity.

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

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of our products expands outside of California. Our experience with our energy drink products suggests they are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes in and/or increased advertising and promotional expenses.  (See “Part I, Item 1 – Business – Seasonality”).

	2009	2008		2007	2006	2005
Unit Case Volume / Case Sales (in Thousands)
Quarter 1	23,468	22,274		19,396	14,974	9,295
Quarter 2	29,256	28,726		26,950	19,136	12,368
Quarter 3	29,800	28,009		26,450	21,176	13,983
Quarter 4	27,461	23,650		25,657	17,454	12,568
Total	109,985	102,659		98,453	72,740	48,214

Net Revenues (in Thousands)
Quarter 1	$244,206	$212,178		$165,853	$119,746	$60,014
Quarter 2	300,250	282,244		244,763	156,037	85,441
Quarter 3	307,929	284,986		247,211	178,647	105,421
Quarter 4	290,914	254,372	¹	246,638	151,344	98,010
Total	$1,143,299	$1,033,780	¹	$904,465	$605,774	$348,886

Average Price per Case
Quarter 1	$10.41	$9.53		$8.55	$8.00	$6.46
Quarter 2	10.26	9.83		9.08	8.15	6.91
Quarter 3	10.33	10.17		9.35	8.44	7.54
Quarter 4	10.59	10.76	¹	9.61	8.67	7.80
Total	$10.40	$10.07	¹	$9.19	$8.33	$7.24

¹Net Revenues for the fourth quarter of 2008 included the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008. Average price per case exclusive of this recognition was $10.26 and $9.96 for the three-months and year ended December 31, 2008, respectively.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21.E of the Exchange Act, as amended) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

•      The potential impact of the consummation of the transactions between CCE and TCCC;

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

•      Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar;

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

•      Our ability to sustain the current level of sales of our Monster Energy® brand energy drinks and/or our Java MonsterTM line of non-carbonated dairy based coffee + energy drinks and/or our NitrousTM Monster Energy® drinks;

•      Our ability to comply with existing foreign, national, state and local laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which our products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state regulatory agencies and/or any other countries in which we decide to sell our products;

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

•      Exposure to significant liabilities due to litigation, legal or regulatory proceedings;

•     Stabilization of the SAP system which could disrupt the Company’s business, negatively impact customer relationships and negatively impact the Company’s operations and abilities to operate efficiently and measure performance;

•      Recruitment and retention of senior management and other key employees.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission is not exhaustive.  See “Part I, Item 1A – Risk Factors,” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Our gross sales to customers outside of the United States were approximately 12.8% and 8.0% of consolidated gross sales for the years ended December 31, 2009 and 2008, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2009 to be significant. For the year ended December 31, 2009 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At December 31, 2009, we had $328.3 million in cash and cash equivalents and $99.3 million in short- and long-term investments. We have historically invested these amounts in U.S. government agencies, municipal securities or notes (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues. At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.

The applicable interest rate on auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the years ended December 31, 2009 and 2008, the auctions for these auction rate securities failed. Based on an assessment of fair value as of December 31, 2009, we determined that there was a decline in fair value of our auction rate securities of $12.1 million. We determined that of the $12.1 million decline in fair value of our auction rate securities at December 31, 2009, $7.7 million was deemed temporary. This amount has been recorded less a tax benefit of $3.1 million, as a component of other comprehensive loss at December 31, 2009. In addition, we determined that the remaining $3.9 million was an other-than-temporary Credit Loss and recorded a charge in other income (expense) for the year ended December 31, 2009 ($0.5 million had been previously deemed other-than-temporary and was charged to interest and other income, net for the year ended December 31, 2008). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition. (See “Part I, Item 1A Risk Factors – Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments” and “Part I, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page hereto at pages 73 through 111.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities Exchange Commission (the “SEC”) and (2) is accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hansen Natural Corporation
Corona, California

We have audited the internal control over financial reporting of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2010 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controllers) and employees and is available at http://investor.hansens.com/documents.cfm. The Code of Business Conduct and Ethics and any amendment thereto, as well as any waivers that are required to be disclosed by the rules of the SEC or NASDAQ may be obtained at no cost to you by writing or telephoning us at the following address or telephone number:

Hansen Natural Corporation

550 Monica Circle, Suite 201

Corona, CA 92880

(951) 739-6200

(800) HANSENS

(800) 426-7367

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date:	March 1, 2010
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	March 1, 2010
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	March 1, 2010
Hilton H. Schlosberg	Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)

/s/ NORMAN C. EPSTEIN	Director	March 1, 2010
Norman C. Epstein

/s/ BENJAMIN M. POLK	Director	March 1, 2010
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 1, 2010
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 1, 2010
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 1, 2010
Mark S. Vidergauz

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as indicated by footnote.

3.1*

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

10.4

Form of Indemnification Agreement (to be provided by Hansen Natural Corporation to its directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 14, 2005).

10.5

Amended and Restated Allied Products Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch, Incorporated (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 11, 2006).

10.6+

Employment Agreement between Hansen Natural Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 11, 2009).

10.7+

Employment Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 11, 2009).

10.8*+

Employment Agreement between Hansen Natural Corporation and Nick R. Gagliardi (made as of June 29, 2009).

10.9+

Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of May 28, 2003) (incorporated by reference to Exhibit 10.21 to our Form 10-K dated March 30, 2004).

10.10+

Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of May 28, 2003) (incorporated by reference to Exhibit 10.22 to our Form 10-K dated March 30, 2004).

10.11+

Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of January 15, 2004) (incorporated by reference to Exhibit 10.23 to our Form 10-K dated March 16, 2005).

10.12+

Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of January 15, 2004) (incorporated by reference to Exhibit 10.26 to our Form 10-K dated March 16, 2005).

10.13

Contract Manufacturing and Packaging Agreement between Hansen Beverage Company and Nor-Cal Beverage Co., Inc. (incorporated by reference to Exhibit 10.28 to our Form 10-K dated March 16, 2005).

10.14

Product Manufacture and Supply Agreement between Hansen Beverage Company and Seven-Up/RC Bottling Company of Southern California, Inc. (incorporated by reference to Exhibit 10.29 to our Form 10-K dated March 16, 2005).

10.15

Manufacturing Contract between Hansen Beverage Company and Pri-Pak, Inc. (incorporated by reference to Exhibit 10.32 to our Form 10-K dated March 16, 2005).

10.16+

Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of March 23, 2005) (incorporated by reference to Exhibit 10.36 to our Form 10-K dated March 15, 2006).

10.17+

Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of March 23, 2005) (incorporated by reference to Exhibit 10.37 to our Form 10-K dated March 15, 2006).

10.18+

Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of March 23, 2005) (incorporated by reference to Exhibit 10.38 to our Form 10-K dated March 15, 2006).

10.19+

Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of September 28, 2005) (incorporated by reference to Exhibit 10.40 to our Form 10-K dated March 15, 2006).

10.20+

Stock Option Agreement between Hansen Natural Corporation and Harold Taber (made as of November 11, 2005) (incorporated by reference to Exhibit 10.42 to our Form 10-K dated March 15, 2006).

10.21+

Stock Option Agreement between Hansen Natural Corporation and Norman Epstein (made as of November 11, 2005) (incorporated by reference to Exhibit 10.43 to our Form 10-K dated March 15, 2006).

10.22+

Stock Option Agreement between Hansen Natural Corporation and Mark Vidergauz (made as of November 11, 2005) (incorporated by reference to Exhibit 10.44 to our Form 10-K dated March 15, 2006).

10.23+

Stock Option Agreement between Hansen Natural Corporation and Benjamin Polk (made as of November 11, 2005) (incorporated by reference to Exhibit 10.45 to our Form 10-K dated March 15, 2006).

10.24+

Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of November 11, 2005) (incorporated by reference to Exhibit 10.46 to our Form 10-K dated March 15, 2006).

10.25+

Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of November 11, 2005) (incorporated by reference to Exhibit 10.47 to our Form 10-K dated March 15, 2006).

10.26+

Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of November 11, 2005) (incorporated by reference to Exhibit 10.48 to our Form 10-K dated March 15, 2006).

10.27+

Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of November 11, 2005) (incorporated by reference to Exhibit 10.50 to our Form 10-K dated March 15, 2006).

10.28+

Severance and Consulting Agreement by and among Hansen Beverage Company, Hansen Natural Corporation, and Harold C. Taber, Jr. (incorporated by reference to Exhibit 10(YY) to our Form 10-Q dated November 12, 1997).

10.29+

Stock Repurchase Agreement between Hansen Natural Corporation and Rodney C. Sacks (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(JJJ) to our Form 10-Q dated August 16, 1999).

10.30+

Stock Repurchase Agreement between Hansen Natural Corporation and Hilton H.

Schlosberg (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(KKK) to our Form 10-Q dated August 16, 1999).

10.31+

Settlement Agreement dated as of September 1999 between Hansen Beverage Company and Rodney C. Sacks as sole Trustee of the Hansen’s Trust and Hansen Beverage Company, The Fresh Juice Company of California, Inc. (incorporated by reference to Exhibit 10 to our Form 10-Q dated November 15, 1999).

10.32+

Settlement Agreement September 3, 1999 by and between The Fresh Juice Company of  California,  Inc.,  The Fresh Smoothie Company, LLC, Barry Lublin, Hansen’s Juice Creations,  LLC, Harvey Laderman and Hansen Beverage Company and Rodney C. Sacks, as Trustee of The Hansen’s Trust (incorporated by reference to Exhibit 10 to our Form 10-Q dated November 15, 1999).

10.33

Single Tenant Industrial Lease, made and entered into as of October 13, 2006 by and between Watson Land Company, a California Corporation, and Hansen Beverage Company, a Delaware Corporation (incorporated by reference to exhibit 10 to our Form 10-K dated June 6, 2007).

10.34+

Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).

10.35

Business Loan Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2007).

10.36

Letter Agreement between Anheuser-Busch, Inc. and Hansen Beverage Company, dated March 6, 2007, amending and clarifying certain terms of the Amended and Restated Allied Products Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch (incorporated by reference to exhibit 10.62 to our Form 10-K dated February 29, 2008).

10.37

Letter Agreement between Anheuser-Busch, Inc. and Hansen Beverage Company, dated March 6, 2007, amending and clarifying certain terms of the Amended and Restated Monster Beverages Off-Premise Distribution Coordination Agreement between Hansen Beverage Company and Anheuser-Busch (incorporated by reference to exhibit 10.63 to our Form 10-K dated February 29, 2008).

10.38

Monster Energy Distribution Coordination Agreement, dated October 3, 2008, between Hansen Beverage Company and The Coca Cola Company (incorporated by reference to exhibit 10.1 to our Form 10-Q dated November 10, 2008).

10.39

Monster Energy International Distribution Coordination Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.2 to our Form 10-Q dated November 10, 2008).

10.40

Monster Energy Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Enterprises, Inc. (incorporated by reference to exhibit 10.3 to our Form 10-Q dated November 10, 2008).

10.41

Monster Energy Canadian Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Bottling Company. (incorporated by reference to exhibit 10.4 to our Form 10-Q dated November 10, 2008).

10.42

Monster Energy International Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.5 to our Form 10-Q dated November 10, 2008).

10.43

Monster Energy Belgium Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.6 to our Form 10-Q dated November 10, 2008).

10.44*+

Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of June 2, 2008).

10.44A*+

Amendment to Stock Option Agreement between Hansen Natural Corporation and Rodney

C. Sacks (made as of August 2, 2008).

10.45*+

Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of June 2, 2008).

10.45A*+

Amendment to Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of August 2, 2008).

10.46*+

Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of June 2, 2008).

10.47*+

Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 2, 2008)

10.48+

2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit A to our Proxy Statement dated April 24, 2009).

10.49*+

Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 1, 2009)

10.50*+

Stock Option Agreement between Hansen Natural Corporation and Nick R. Gagliardi (made as of August 3, 2009)

10.51*+

Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of December 1, 2009).

10.52*+

Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of December 1, 2009).

10.53*+

Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2009).

10.54*+

Stock Option Agreement between Hansen Natural Corporation and Nick R. Gagliardi (made as of December 1, 2009).

10.55*+

Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of December 1, 2009)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hansen Natural Corporation

Corona, California

We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2010

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008 (In Thousands, Except Par Value)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$328,349	$256,801
Short-term investments	18,487	29,145
Trade accounts receivable, net	104,206	45,233
Distributor receivables	4,699	90,722
Inventories	108,143	116,326
Prepaid expenses and other current assets	11,270	8,379
Prepaid income taxes	-	4,977
Deferred income taxes	10,350	9,741
Total current assets	585,504	561,324

INVESTMENTS	80,836	89,567
PROPERTY AND EQUIPMENT, net	33,314	14,389
DEFERRED INCOME TAXES	65,678	65,748
INTANGIBLES, net	33,512	28,365
OTHER ASSETS	1,226	2,444
	$800,070	$761,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,863	$64,787
Accrued liabilities	23,299	12,524
Accrued distributor terminations	2,977	102,282
Accrued compensation	7,623	6,782
Current portion of debt	206	959
Income taxes payable	761	-
Total current liabilities	83,729	187,334

DEFERRED REVENUE	131,388	138,187

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 97,285 shares issued and 88,159 outstanding as of December 31, 2009; 96,851 shares issued and 90,328 outstanding as of December 31, 2008	486	484
Additional paid-in capital	137,040	117,106
Retained earnings	670,396	461,680
Accumulated other comprehensive loss	(4,667)	(10,825)
Common stock in treasury, at cost; 9,126 and 6,523 shares as of December 31, 2009 and 2008, respectively	(218,302)	(132,129)
Total stockholders’ equity	584,953	436,316
	$800,070	$761,837

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands, Except Per Share Amounts)

	2009	2008	2007

NET SALES	$1,143,299	$1,033,780	$904,465

COST OF SALES	530,983	494,986	436,452

GROSS PROFIT	612,316	538,794	468,013

OPERATING EXPENSES	275,007	375,203	237,027

OPERATING INCOME	337,309	163,591	230,986

OTHER INCOME (EXPENSE):
Interest and other income, net	2,273	10,413	8,770
Other-than-temporary impairment of investments	(3,887)	(527)	–
Total other income (expense)	(1,614)	9,886	8,770

INCOME BEFORE PROVISION FOR INCOME TAXES	335,695	173,477	239,756

PROVISION FOR INCOME TAXES	126,979	65,445	90,350

NET INCOME	$208,716	$108,032	$149,406

NET INCOME PER COMMON SHARE:
Basic	$2.32	$1.17	$1.64
Diluted	$2.21	$1.11	$1.51

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	89,967	92,515	91,178
Diluted	94,643	97,530	98,874

 See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (In Thousands)

	Common stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury stock		Total Stockholders’
	Shares	Amount	Captial	Earnings	Loss	Shares	Amount	Equity

Balance, January 1, 2007	92,714	$464	$48,892	$204,242	$-	(2,654)	$(28,514)	$225,084

Stock-based compensation	-	-	10,227	-	-	-	-	10,227

Exercise of stock options	3,135	15	8,176	-	-	-	-	8,191

Excess tax benefits from share based payment arrangements	-	-	29,454	-	-	-	-	29,454

Repurchase of common stock	-	-	-	-	-	(4)	(148)	(148)

Foreign currency translation	-	-	-	-	(47)	-	-	(47)

Net income				149,406	-			149,406

Balance, December 31, 2007	95,849	479	96,749	353,648	(47)	(2,658)	(28,662)	422,167

Stock-based compensation	-	-	13,771	-	-	-	-	13,771

Exercise of stock options	1,002	5	2,252	-	-	-	-	2,257

Excess tax benefits from share based payment arrangements	-	-	4,334	-	-	-	-	4,334

Repurchase of common stock	-	-	-	-	-	(3,865)	(103,467)	(103,467)

Foreign currency translation	-	-	-	-	(2,118)	-	-	(2,118)

Change in unrealized loss on available-for-sale securites, net of tax	-	-	-	-	(8,660)	-	-	(8,660)

Net income				108,032	-			108,032

Balance, December 31, 2008	96,851	484	117,106	461,680	(10,825)	(6,523)	(132,129)	436,316

Stock-based compensation	-	-	14,303	-	-	-	-	14,303

Exercise of stock options	434	2	2,500	-	-	-	-	2,502

Excess tax benefits from share based payment arrangements	-	-	3,131	-	-	-	-	3,131

Repurchase of common stock	-	-	-	-	-	(2,603)	(86,173)	(86,173)

Foreign currency translation	-	-	-	-	2,087	-	-	2,087

Change in unrealized loss on available-for-sale securites, net of tax	-	-	-	-	4,071	-	-	4,071

Net income				208,716	-			208,716

Balance, December 31, 2009	97,285	$486	$137,040	$670,396	$(4,667)	(9,126)	$(218,302)	$584,953

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (In Thousands)

	2009	2008	2007
Net income, as reported	$208,716	$108,032	$149,406
Other comprehensive income (loss):
Change in unrealized (loss) gain on available-for-sale securities, net of tax	4,071	(8,660)	-
Foreign currency translation adjustments	2,087	(2,118)	(47)
Comprehensive income	$214,874	$97,254	$149,359

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (In Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,716	$108,032	$149,406
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	68	55	56
Depreciation and other amortization	5,839	3,417	2,128
(Gain) loss on disposal of property and equipment	(144)	101	120
Stock-based compensation	14,040	13,899	10,246
Impairment of investments	3,887	527	-
Deferred income taxes	(3,163)	(44,594)	(14,244)
Tax benefit from exercise of stock options	(3,131)	(4,334)	(29,454)
Provision for doubtful accounts	671	(33)	(120)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(59,418)	30,609	(25,879)
Distributor receivables	86,023	(85,348)	(874)
Inventories	8,545	(19,671)	(21,127)
Prepaid expenses and other current assets	(2,872)	(4,686)	(3,049)
Prepaid income taxes	4,977	(4,977)	-
Accounts payable	(15,786)	7,517	22,404
Accrued liabilities	9,341	3,272	(3,770)
Accrued distributor terminations	(99,332)	98,082	(2,712)
Accrued compensation	838	956	1,449
Income taxes payable	3,892	(1,960)	31,757
Deferred revenue	(6,799)	98,632	19,114
Net cash provided by operating activities	156,192	199,496	135,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of held-to-maturity investments	79,919	4,997	3,528
Sales of available-for-sale investments	17,254	283,241	169,529
Purchases of held-to-maturity investments	(74,976)	(24,938)	-
Purchases of available-for-sale investments	-	(106,685)	(361,600)
Purchases of property and equipment	(23,554)	(6,718)	(4,108)
Proceeds from sale of property and equipment	877	159	261
Additions to trademarks	(5,215)	(4,354)	(2,920)
(Increase) decrease in other assets	1,226	(1,720)	583
Net cash (used in) provided by investing activities	(4,469)	143,982	(194,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,539)	(1,170)	(910)
Tax benefit from exercise of stock options	3,131	4,334	29,454
Issuance of common stock	2,502	2,257	8,191
Purchases of common stock held in treasury	(86,173)	(103,467)	(148)
Net cash (used in) provided by financing activities	(82,079)	(98,046)	36,587

Effect of exchange rate changes on cash and cash equivalents	1,904	(1,071)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,548	244,361	(22,689)
CASH AND CASH EQUIVALENTS, beginning of year	256,801	12,440	35,129
CASH AND CASH EQUIVALENTS, end of year	$328,349	$256,801	$12,440

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$50	$49	$52
Income taxes	$125,838	$118,338	$73,048

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2009, 2008 and 2007, the Company entered into capital leases of $0.8 million, $1.4 million and $1.3 million, respectively, for the acquisition of promotional vehicles.

Included in accounts payable was equipment purchased of $0.7 million, $1.5 million and $0.1 million as of December 31, 2009, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

1.                                    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Hansen Natural Corporation (the “Company” or “Hansen”) was incorporated in Delaware on April 25, 1990. The Company is a holding company and has no operating business except through its consolidated subsidiaries.

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category natural sodas, fruit juices, juice blends, juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name. The Company develops, markets, sells and distributes energy drinks under the following brand names: Monster Energy®, Monster Hitman Energy ShooterTM, NitrousTM Monster Energy® and Lost® EnergyTM brand names as well as Rumba®, Samba and Tango brand energy juices. The Company markets, sells and distributes the Java MonsterTM line of non-carbonated dairy based coffee + energy drinks and X-Presso Monster™-Hammer energy drinks. The Company markets, sells and distributes a line of ready-to-drink iced teas under the Peace TeaTM brand name, natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, and energy drinks under the Blue Sky® brand name and enhanced water beverages under the VidrationTM brand name.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries.

Subsequent Events – Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this annual report on Form 10-K on March 1, 2010.

Principles of Consolidation – The Company consolidates all entities that it controls by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities – During the year ended December 31, 2009, the Company formed two marketing entities, X-Truck (dissolved in November 2009), in which the Company had a 66.7% ownership interest and EMF, in which the Company has a 50.01% ownership interest.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 810-10-05-8, the Company determined that it is the primary beneficiary of X-Truck and EMF, as the equity-at-risk is not sufficient to support either entity’s activities and/or the Company would absorb the majority of expected losses. Accordingly, the Company has consolidated the results of both X-Truck and EMF in the accompanying consolidated financial statements. The results of operations and net assets of X-Truck and EMF at December 31, 2009 were not material to the Company’s consolidated financial statements.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity or available-for-sale, in accordance with ASC 320. Held-to-maturity securities are those

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

securities that the Company has the positive intent and ability to hold until maturity. All other securities not included in the held-to-maturity category are classified as available-for-sale.  No securities are held for speculative or trading purposes. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. Under ASC 320-10-65, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the investee company’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Property and Equipment – Property and equipment are stated at cost.  Depreciation of furniture and fixtures, office and computer equipment, computer software, equipment, and vehicles is based on their estimated useful lives (three to ten years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

Capitalized Software Costs – In accordance with ASC Topic 350-40, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the remaining useful lives. Costs such as maintenance and training are expensed as incurred.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Intangibles – Intangibles are comprised of trademarks representing the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages, water, non-beverage products and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world.  In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives, which range from 1 to 25 years. For the fiscal years ended December 31, 2009, 2008 and 2007, there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2009, 2008 and 2007, there were no impairment losses recorded.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with ASC 830. Foreign currency transaction gains and losses are recognized in interest and other income, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to the Company’s products passes to customers upon delivery of the products to customers.  Certain of the Company’s distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are co-packed on the Company’s behalf by those co-packers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with ASC 605-50.

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

Freight-Out Costs – For the years ended December 31, 2009, 2008 and 2007, freight-out costs amounted to $39.8 million, $45.1 million and $40.8 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including but not limited to production costs, amounted to $86.7 million, $84.6 million and $66.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes – The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies. If in the future the Company determines that it would not be able to realize its recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of ASC 718.  ASC 718 requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. Generally, the Company recognizes these

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

compensation costs net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the reward, which is typically the vesting term of five years.

Net Income Per Common Share – In accordance with ASC 260, net income per common share, on a basic and diluted basis, is presented for all periods.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable.

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

Coca-Cola Enterprises, Inc. (“CCE”), a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 27% of our net sales for the year ended December 31, 2009. The Dr. Pepper Snapple Group, Inc., a former customer of the DSD division, accounted for approximately 13% and 16% of our net sales for the years ended December 31, 2008 and 2007, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 9%, 11% and 12% of our net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements – On July 1, 2009, the Company adopted ASC 105 which established only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of the Codification did not have any impact on the Company’s consolidated financial position, results of operations or liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On January 1, 2008, the Company adopted ASC 820 for its financial assets and liabilities. The Company’s adoption of ASC 820 did not have a material impact on its financial position, results of operations or liquidity. In accordance with ASC 820-10-55, the Company elected to defer until January 1, 2009 the adoption of ASC 820 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820 for those assets and liabilities within the ASC 820-10-55 did not have a material impact on the Company’s financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 825-10-65, which amended ASC 825-50 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends ASC 825-10 to require those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. Comparative disclosures are required for periods ending after initial adoption. The Company’s adoption of ASC 825-10-65 did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 320-10-65, which modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under ASC 320-10-65, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income (loss), net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. This standard also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity (see Note 2).

On April 1, 2009, the Company adopted ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required for periods ending after initial adoption. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or liquidity.

On April 1, 2009, the Company adopted ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The Company’s adoption of this standard did not have an impact on its financial position, results of operations or liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) codified in December 2009 as Update No. 2009-17 under ASC 810-50.  ASC 810-50 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810-50 is effective beginning January 1, 2010. The Company is currently evaluating the effect of ASC 810-50 on its financial position, results of operations and liquidity.

In August 2009, the FASB issued Update No. 2009-05 (“ASU 2009-05”), which amends ASC 820 to provide further guidance on measuring the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. This standard became effective for the Company beginning in the fourth quarter of 2009. The Company’s adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

In September 2009, the FASB issued Update No. 2009-13, which updates the existing guidance regarding multiple-element revenue arrangements currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair-value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. The guidance also expands the disclosure requirements for revenue recognition and will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

2.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy, at December 31, 2009 and 2008:

December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$16,474	$-	$-	$16,474
Money market funds	266,877	-	-	266,877
U.S. Treasuries	59,996	-	-	59,996
Auction rate securities	-	-	84,325	84,325
Total	$343,347	$-	$84,325	$427,672

Amounts included in:
Cash and cash equivalents	$328,349	$-	$-	$328,349
Short-term investments	14,998	-	3,489	18,487
Investments	-	-	80,836	80,836
Total	$343,347	$-	$84,325	$427,672

December 31, 2008	Level 1	Level 2	Level 3	Total
Cash	$23,944	$-	$-	$23,944
Money market funds	172,558	-	-	172,558
U.S. Treasuries	80,240	-	-	80,240
Municipal securities	1,154	-	-	1,154
Auction rate securities	-	-	97,617	97,617
Total	$277,896	$-	$97,617	$375,513

Amounts included in:
Cash and cash equivalents	$256,801	$-	$-	$256,801
Short-term investments	21,095	-	8,050	29,145
Investments	-	-	89,567	89,567
Total	$277,896	$-	$97,617	$375,513

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2009:

Level 3 Auction Rate Securities
Balance at December 31, 2008	$97,617
Transfers to Level 3	-
Recognized loss included in income	(3,887)
Unrealized gain included in other comprehensive loss	6,695
Net settlements	(16,100)
Balance at December 31, 2009	$84,325

The Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the years ended December 31, 2009 and 2008, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after December 31, 2009 and 2008, are classified as long-term investments in the accompanying consolidated balance sheets.

At December 31, 2009, the Company held auction rate securities with a face value of $96.4 million (amortized cost basis of $92.0 million). A Level 3 valuation was performed on the Company’s auction rate securities as of December 31, 2009, which indicated an impairment of $12.1 million, a decrease of $2.8 million from $14.9 million as of December 31, 2008, resulting in a fair value of $84.3 million, which is included in short- and long-term investments. This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

On April 1, 2009, the Company adopted ASC 320-10-65 which indicates that an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as a loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

loss. ASC 320-10-65 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

The Company determined that of the $12.1 million impairment of its auction rate securities at December 31, 2009, $7.7 million was temporary and $4.4 million was other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related. The Company recorded $3.9 million and $0.5 million of other-than-temporary impairment that was deemed Credit Loss related through earnings during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, $7.7 million of temporary impairment has been recorded, less a tax benefit of $3.1 million, as a component of accumulated other comprehensive loss. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

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

3.                                     INVESTMENTS

The following table summarizes the Company’s investments at December 31, 2009 and 2008:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$14,998	$-	$-	$14,998	$-	$-

Available-for-sale
Short-term:
Auction rate securities	3,651	-	162	3,489	-	162
Long-term:
Auction rate securities	88,334	-	7,498	80,836	-	7,498
Total	$106,983	$-	$7,660	$99,323	$-	$7,660

December 31, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$19,941	$-	$-	$19,941	$-	$-

Available-for-sale
Short-term:
Municipal securities	1,154	-	-	1,154	-	-
Auction rate securities	8,050	-	-	8,050	-	-
Long-term:
Auction rate securities	103,923	-	14,356	89,567	14,356	-
Total	$133,068	$-	$14,356	$118,712	$14,356	$-

The following table summarizes the maturities of the Company’s investments at December 31:

	2009		2008

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$18,649	$18,487	$29,145	$29,145
Due 1 - 10 years	300	282	700	662
Due 11 - 20 years	4,950	4,578	8,325	7,485
Due 21 - 30 years	58,925	53,570	63,000	55,881
Due 31 - 40 years	24,159	22,406	31,898	25,539
Total	$106,983	$99,323	$133,068	$118,712

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

4.                                     INVENTORIES

Inventories consist of the following at December 31:

	2009	2008
Raw materials	$43,663	$24,454
Finished goods	64,480	91,872
	$108,143	$116,326

5.                                     PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2009	2008
Land	$3,076	$1,417
Leasehold improvements	2,365	2,112
Furniture and fixtures	1,752	1,182
Office and computer equipment	5,585	2,998
Computer software	8,313	1,845
Equipment	12,377	3,850
Vehicles	12,170	8,175
	45,638	21,579
Less: accumulated depreciation and amortization	(12,324)	(7,190)
	$33,314	$14,389

6.                                     INTANGIBLES, Net

The following provides additional information concerning the Company’s intangibles as of December 31:

	2009	2008
Amortizing intangibles	$1,073	$1,169
Accumulated amortization	(414)	(456)
	659	713
Non-amortizing trademarks	32,853	27,652
	$33,512	$28,365

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years). Total amortization expense recorded was $0.07 million, $0.06 million and $0.06 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, future estimated amortization expense related to amortizing trademarks through the year ending December 31, 2014 is approximately $0.05 million per year.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

7.                                     DEBT

HBC has a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit which was amended in May 2007. In accordance with the amended provisions of the credit facility, HBC increased its available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates (“LIBOR”) up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by HBC. The Company had no outstanding borrowings on this line of credit at December 31, 2009 and 2008. Letters of credit issued on behalf of the Company totaling $0.2 million and $0.3 million under this credit facility were outstanding as of December 31, 2009 and 2008, respectively.

The terms of the Company’s line of credit contain certain financial covenants, including certain financial ratios. The Company was in compliance with these covenants at December 31, 2009.

If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

Debt consists of the following at December 31:

	2009	2008

Capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates ranging from 4.6% to 8.6%, with final payments ending on or before December 31, 2010.	$206	$959
	206	959
Less: current portion of long-term debt	(206)	(959)
	$-	$-

At December 31, 2009 and 2008, the assets acquired under capital leases had a net book value of $2.5 million and $2.7 million, net of accumulated depreciation of $1.7 million and $1.3 million, respectively.

Interest expense, including amounts for capital lease obligations, amounted to $0.05 million, $0.04 million and $0.05 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.                                     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	December 31, 2009	December 31, 2008
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $3.1 million and $5.7 million as of December 31, 2009 and 2008, respectively	$(4,589)	$(8,660)
Foreign currency translation adjustments	(78)	(2,165)
Total accumulated other comprehensive loss	$(4,667)	$(10,825)

9.                                     TREASURY STOCK PURCHASE

During the years ended December 31, 2009 and 2008, the Company purchased 2.6 million and 3.9 million shares, respectively, of common stock at an average purchase price of $33.10 per share and $26.77 per share, respectively, which the Company holds in treasury. No shares were purchased during the year ended December 31, 2007.

10.                              EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2009, 2008 and 2007 is presented below (in thousands):

	2009	2008	2007
Weighted-average shares outstanding:
Basic	89,967	92,515	91,178
Dilutive securities	4,676	5,015	7,696
Diluted	94,643	97,530	98,874

For the years ended December 31, 2009, 2008 and 2007, options outstanding totaling 2.5 million shares, 1.4 million shares and 0.2 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

11.                              COMMITMENTS AND CONTINGENCIES

Operating Leases – In October 2006, the Company entered into a lease agreement pursuant to which the Company leased 346,495 square feet of warehouse and distribution space located in Corona, California. This lease commitment provides for minimum rental payments for 120 months, commencing March 2007, excluding renewal options. The monthly rental payments are $167,586 at the commencement of the lease and increase over the lease term by 7.5% at the end of each 30 month period. This warehouse and distribution space replaced the Company’s previous warehouse and distribution space also located in Corona, California. In September 2007, the Company relocated its corporate offices to newly leased offices in Corona, California. The Company has sublet a small portion of its previous office, warehouse and distribution space on a month to month basis. In addition, the Company continues

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

to utilize the remaining portion of this space as overflow for its main warehouse. This lease expires in October 2010.

The Company also rents additional warehouse space on a short-term basis from time to time in the countries in which it operates.

Rent expense was $3.8 million, $3.5 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rental payments at December 31, 2009 under the operating leases referred to above are as follows:

Year ending December 31:

2010	$3,276
2011	2,513
2012	2,582
2013	2,453
2014 and thereafter	8,514
$19,338

Purchase Commitments – The Company has purchase commitments aggregating approximately $42.2 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

In addition to the above purchase obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans through December 31, 2010. The Company’s minimum purchase obligation under this agreement is approximately $27.3 million, subject to compliance by Rexam with certain conditions.

In 2008, the Company entered into licensing and programming agreements with SAP America, Inc. to use its global enterprise resource planning software initiative to replace the Company’s existing legacy software in North America. The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software. As of January 2010, the Company had completed its North American transition to the SAP enterprise resource planning system. The Company intends to complete its transition for the Company’s international operations within fiscal 2010. The Company estimates the remaining cost for implementation of the initiative will be approximately $0.8 million.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, containers, milk and cream, from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2009, 2008 and 2007 was $168.6 million, $116.2 million and $107.1 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Noncancelable contractual obligations – The Company has noncancelable contractual obligations aggregating approximately $51.2 million related primarily to sponsorships and other commitments, payable over four years.

Licensing Agreements – The Company produces, sells and distributes Lost® EnergyTM drinks under an exclusive license with Lost International LLC. The license agreement requires certain royalty payments to be made related to the sale of Lost® brand products. Royalty expense under this agreement for the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.3 million, and $0.5 million, respectively.

Guarantees – The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company’s officers, directors and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) certain distribution or purchase agreements under which the Company may have to indemnify the Company’s customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company’s products, and (iii) certain real estate leases, under which the Company may be required to indemnify property owners for liabilities and other claims arising from the Company’s use of the applicable premises. The terms of such obligations vary and typically, a maximum obligation is not explicitly stated. Generally, the Company believes that its insurance coverage is adequate to cover any resulting liabilities or claims. Consequently, the Company does not believe the fair value of these guarantees is material to the Company’s consolidated financial statements.

Litigation – In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the United States District Court, Northern District of California granted the Company’s motion to dismiss Chavez’s complaint with prejudice. On June 23, 2009, the United States Court of Appeals for the Ninth Circuit filed a memorandum opinion reversing the opinion of the United States District Court and remanded the case to the United States District Court for further proceedings.  A class certification hearing is scheduled for March 2010. The Company has filed a motion to dismiss the Consumer Legal Remedies Act claims that is set for hearing on March 4, 2010.  Chavez has filed a motion for a decision on a preemption issue that will be heard on the same day.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.  Discovery has just begun.

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

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court,

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Central District of California, for violations of federal securities laws and the Investment Advisors Act, arising out of the Company’s purchase of auction rate securities.  The defendants answered the complaint on October 14, 2008 denying the allegations set forth therein.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding and has been set for hearing in August, 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The Panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

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

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff.  On August 28, 2009 lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”).  The Consolidated Class Action Complaint purports to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It names as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly.  Plaintiff principally alleges that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleges that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On November 16, 2009, the defendants filed their motion to dismiss the Consolidated Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On January 8, 2010, lead plaintiff filed its opposition to defendants’ motion to dismiss.  Defendants’ reply brief was filed on February 8, 2010 and the Company is awaiting a decision from the Court on the motion.

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

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s opposition to the motion was filed on February 22, 2010, and the Company’s reply brief is required to be filed by March 15, 2010.  None of the other defendants need answer, move to dismiss, or otherwise respond to the Consolidated Derivative Complaint until or unless the District Court orders the Company to file an answer, in which case the other defendants will have 45 days after the filing of the Company’s answer to move to dismiss or otherwise respond to the Consolidated Derivative Complaint.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

12.                              STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at December 31, 2009: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”). The 2009 Directors Plan, which replaced the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors (the “2005 Directors Plan”), was approved by the Board of Directors on April 13, 2009, and ratified by the stockholders of the Company at the annual meeting of stockholders, held on June 4, 2009.

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Outstanding options under the 2001 Option Plan generally vest over five years from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2009, options to purchase 18,587,300 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 3,412,700 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, an “SAR”), and other stock-based awards to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock for one share on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. As of December 31, 2009, no options to purchase shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 800,000 shares of the Company’s common stock remained available for grant.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The 2005 Directors Plan, which was replaced by the 2009 Directors Plan, permitted the granting of options to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. On the date of the annual meeting of stockholders at which an eligible director was initially elected, each eligible director was entitled to receive a one-time grant of an option to purchase 24,000 shares of the Company’s common stock exercisable at the closing price for a share of common stock on the date of grant. Additionally, on the fifth anniversary of the election of eligible directors elected or appointed to the Board of Directors, and each fifth anniversary thereafter, each eligible director was to receive an additional grant of an option to purchase 19,200 shares of the Company’s common stock. Options became exercisable in four equal installments, with the grant immediately vested with respect to 25% of the grant and the remaining installments vesting on the three successive anniversaries of the date of grant; provided that all options held by an eligible director became fully and immediately exercisable upon a change in control of the Company. Options granted under the 2005 Directors Plan that were not exercised generally expired 10 years after the date of grant. Option grants could be made under the 2005 Directors Plan for 10 years from the effective date of the 2005 Directors Plan. The 2005 Directors Plan was a “formula plan” so that a non-employee director’s participation in the 2005 Directors Plan did not affect his status as a “disinterested person” (as defined in Rule 16b-3 of the Exchange Act). As of December 31, 2009, options to purchase 76,800 shares of the Company’s common stock had been granted under the 2005 Directors Plan.

Under the Company’s stock option plans, all grants are made at prices based on the fair-value of the options on the date of grant. The Company recorded $14.0 million, $13.9 million and $10.2 million of compensation expense relating to outstanding options during the years ended December 31, 2009, 2008 and 2007, respectively.  Refer to “Change in Estimated Forfeiture Rate” within this Note 12 for additional information.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, and (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.8%	62.4%	60.7%
Risk free interest rate	2.5%	3.4%	4.3%
Expected term	6.4 Years	5.7 Years	5.5 Years

Expected Volatility: The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the option.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury zero coupon yield curve in effect at the time of grant for the expected term of the option.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive employee behavioral patterns used to forecast expected exercise patterns.

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2009	10,030	$12.38	6.4	$216,580
Granted 01/01/09 - 03/31/09	123	$33.90
Granted 04/01/09 - 06/30/09	232	$36.40
Granted 07/01/09 - 09/30/09	76	$32.12
Granted 10/01/09 - 12/31/09	918	$35.64
Exercised	(434)	$5.77
Cancelled or forfeited	(240)	$20.43
Outstanding at December 31, 2009	10,705	$15.37	5.9	$248,288
Vested and expected to vest in the future at December 31, 2009	10,077	$14.21	5.7	$245,340
Exercisable at December 31, 2009	6,678	$8.11	4.7	$203,015

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

			Options Outstanding			Options Exercisable

Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$0.45	-	$0.45	902	2.5	$0.45	902	$0.45
$0.53	-	$0.53	1,721	3.4	$0.53	1,721	$0.53
$1.02	-	$4.19	246	4.5	$2.58	198	$2.19
$6.59	-	$6.59	2,680	5.2	$6.59	2,040	$6.59
$6.66	-	$12.43	347	5.7	$11.42	205	$11.47
$16.87	-	$16.87	1,345	5.9	$16.87	1,084	$16.87
$20.03	-	$31.19	238	8.4	$26.50	54	$25.69
$31.72	-	$31.72	1,407	8.4	$31.72	281	$31.72
$31.87	-	$35.64	1,162	9.7	$35.17	23	$33.50
$36.13	-	$45.97	657	8.0	$40.28	170	$42.46
			10,705	5.9	$15.37	6,678	$8.11

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $21.41 per share, $18.42 per share and $24.06 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $13.0 million, $29.7 million and $133.1 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2009, 2008 and 2007 was approximately $2.5 million, $2.3 million and $8.0 million, respectively. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the years ended December 31, 2009, 2008 and 2007 was $3.1 million, $4.3 million and $29.4 million, respectively.

At December 31, 2009, there was $47.6 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Change in Estimated Forfeiture Rate

During the year ended December 31, 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its most senior executives based on their dissimilar historical forfeiture experience as compared to the forfeiture experience for non-senior executives. This modification resulted in a change from a 3.0% forfeiture rate for all employees to a 0% forfeiture rate for senior executives and an 11.2% forfeiture rate for all other recipients. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options, resulting primarily from non-senior executives and other employee departures from the Company. The cumulative impact of the revised forfeiture rates reduced stock-based compensation expense by approximately $1.1 million for the year ended December 31, 2009.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2009, 2008 and 2007 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $14.0 million for the year ended December 31, 2009 is comprised of $2.7 million that relates to incentive stock options and $11.3 million that relates to non-qualified stock options. Employee and non-employee share-based compensation expense of $13.9 million for the year ended December 31, 2008 is comprised of $4.5 million that relates to incentive stock options and $9.4 million that relates to non-qualified stock options. Employee and non-employee share-based compensation expense of $10.2 million for the year ended December 31, 2007 is comprised of $3.4 million that relates to incentive stock options and $6.8 million that relates to non-qualified stock options. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	2009	2008	2007
Operating expenses	$14,041	$13,899	$10,246
Total employee and non-employee share-based compensation expense included in income, before income tax	14,041	13,899	10,246
Less: Amount of income tax benefit recognized in earnings	(4,358)	(3,665)	(3,057)
Amount charged against net income	$9,683	$10,234	$7,189

Impact on net income per common share:
Basic	$0.11	$0.11	$0.08
Diluted	$0.10	$0.10	$0.07

13.                              INCOME TAXES

Components of the provision for income taxes are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$107,503	$90,018	$83,990
State	22,332	20,021	20,604
Foreign	309	-	-
	130,144	110,039	104,594

Deferred:
Federal	(1,941)	(35,932)	(11,674)
State	9	(7,125)	(2,473)
Foreign	(1,233)	(1,537)	(97)
	(3,165)	(44,594)	(14,244)
	$126,979	$65,445	$90,350

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. Federal tax expense at statutory rates	$117,510	$60,717	$83,915
State income taxes, net of federal tax benefit	14,819	8,676	11,790
Permanent differences	977	(1,344)	(881)
Domestic production deduction	(8,495)	(4,733)	(4,435)
Other	2,168	2,129	(39)
	$126,979	$65,445	$90,350

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2009	2008
Deferred Tax Assets:
Reserve for sales returns	$377	$254
Reserve for doubtful accounts	51	47
Reserve for inventory obsolescence	2,170	1,281
Reserve for marketing development fund	2,624	3,149
Capitalization of inventory costs	878	713
State franchise tax	3,970	2,347
Accrued compensation	369	371
Accrued other liabilities	(12)	1,202
Deferred revenue	56,571	58,317
Stock-based compensation	11,877	7,615
Comprehensive income	3,283	6,058
Securities impairment	1,845	237
Foreign net operating loss carryforward	2,866	1,635
Total gross deferred tax assets	$86,869	$83,226

Deferred Tax Liabilities:
Amortization of graphic design	$(78)	$(70)
Amortization of trademarks	(6,396)	(6,143)
Depreciation	(4,367)	(1,524)
Total gross deferred tax liabilities	(10,841)	(7,737)
Net deferred tax assets	$76,028	$75,489

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets were not reduced by tax valuation allowances at December 31, 2009 and 2008. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 2009 and 2008 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

The following is a rollforward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2009 and 2008:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Gross Unrealized Tax Benefits
Balance at January 1, 2007	$-
Additions for tax positions related to the current year	1,291
Decreases for tax positions related to fiscal 2007	-
Balance at December 31, 2007	$1,291
Additions for tax positions related to the current year	689
Decreases for tax positions related to fiscal 2008	(68)
Balance at December 31, 2008	$1,912
Additions for tax positions related to the current year	308
Additions for tax positions related to the prior year	89
Decreases for tax positions related to fiscal 2009	(1,912)
Balance at December 31, 2009	$397

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2009, the Company had approximately $0.04 million in interest and penalties related to recognized tax benefits accrued. In addition, $0.1 million of benefit was recognized through the provision for income taxes during the year ended December 31, 2009. It is not expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on its financial position, results of operations or liquidity.

On August 9, 2007, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the period ended December 31, 2005. The examination was completed in March 2009 with no significant adjustments.

In March 2009, the Internal Revenue Service also concluded its examination of the Company’s Domestic Production Deduction tax claim attributable to the 2005 and 2006 years. The Company’s position was upheld on its uncertain tax positions attributable to the Domestic Production Deduction and as a result, the amount of gross unrealized tax benefits was reduced by $1.9 million. The removal of accrued uncertain tax positions and related interest and penalties previously recorded resulted in a $2.0 million increase in net income for the year ended December 31, 2009.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

14.        EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

15.                              RELATED-PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company. Expenses incurred in connection with services rendered by such firms to the Company during the years ended December 31, 2009, 2008 and 2007 were $1.6 million, $2.4 million and $5.5 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2009, 2008 and 2007 were $0.9 million, $0.8 million and $0.8 million, respectively.

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

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the years ended December 31, 2009, 2008 and 2007 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,051,236	$92,063	$-	$1,143,299
Contribution margin	389,294	6,061	-	395,355
Corporate & unallocated expenses	-	-	(58,046)	(58,046)
Operating income				337,309
Interest and other income, net	(3,682)	-	2,068	(1,614)
Income before provision for income taxes				335,695
Depreciation & amortization	3,944	31	1,864	5,839
Trademark amortization	-	44	24	68

	Year Ended December 31, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$937,901	$95,879	$-	$1,033,780
Contribution margin	216,104	521	-	216,625
Corporate & unallocated expenses	-	-	(53,034)	(53,034)
Operating income				163,591
Interest and other income, net	(44)	-	9,930	9,886
Income before provision for income taxes				173,477
Depreciation & amortization	1,462	31	1,924	3,417
Trademark amortization	-	44	11	55

	Year Ended December 31, 2007
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$809,792	$94,673	$-	$904,465
Contribution margin	281,635	3,890	-	285,525
Corporate & unallocated expenses	-	-	(54,539)	(54,539)
Operating income				230,986
Interest and other income, net	(30)	-	8,800	8,770
Income before provision for income taxes				239,756
Depreciation & amortization	904	31	1,193	2,128
Trademark amortization	-	44	12	56

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $58.0 million for year ended December 31, 2009 and included $38.0 million of payroll costs, of which $14.0 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $7.9 million was attributable to professional service expenses, including accounting and legal costs.  Corporate and unallocated expenses

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

were $53.0 million for year ended December 31, 2008 and included $33.5 million of payroll costs, of which $13.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $10.2 million was attributable to professional service expenses, including accounting and legal costs. Corporate and unallocated expenses were $54.5 million for year ended December 31, 2007 and included $29.1 million of payroll costs, of which $10.2 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $16.6 million was attributable to professional service expenses, including accounting and legal costs.

One customer made up approximately 27% of the Company’s net sales for the year ended December 31, 2009. Two customers made up approximately 13% and 11%, respectively, of the Company’s net sales for the year ended December 31, 2008.

Net sales to customers outside the United States amounted to $135.7 million, $78.6 and $49.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Such sales were approximately 11.9%, 7.6% and 5.4% of net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s net sales by product line for years ended December 31, 2009, 2008 and 2007, respectively, were as follows:

Product Line	2009	2008	2007
Energy drinks	$1,038,572	$925,398	$811,609
Non-carbonated (primarily juice based beverages)	59,207	65,713	62,269
Carbonated (primarily soda beverages)	32,538	28,338	28,671
Other	12,982	14,331	1,916
	$1,143,299	$1,033,780	$904,465

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

During the second quarter of 2006, the Company entered into the Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”).  Under the Off-Premise Agreements, select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, in markets designated by the Company, the Company’s Monster Energy® and Lost® EnergyTM brands non-alcoholic energy drinks and Rumba®, Samba and Tango brand energy juices, as well as additional products that may be agreed between the parties.

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

During the second quarter of 2009, the Company entered into a distribution agreement with Schweppes Australia Pty Ltd. for exclusive distribution throughout Australia of certain of the Company’s Monster Energy® energy drinks. Distribution under this agreement commenced in July 2009.

Pursuant to the new and/or amended distribution agreements entered into with certain distributors as discussed above, net amounts of $5.7 million, $113.0 million and $21.0 million from such distributors, relating to the costs of terminating the Company’s prior distributors, were recorded for the years ended December 31, 2009, 2008 and 2007, respectively. Such amounts have been accounted for as deferred revenue in the accompanying consolidated balance sheets (with the current portion of $7.4 million included in accrued liabilities as of December 31, 2009) and will be recognized as revenue

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

ratably over the anticipated life of the respective distribution agreements, generally 20 years.  Distributor receivables related to these new and/or amended distributor agreements totaled $5.2 million and $90.7 million as of December 31, 2009 and 2008, respectively. Revenue recognized was $7.5 million, $14.3 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the $14.3 million of revenue recognized for the year ended December 31, 2008, was $11.6 million related to the acceleration of deferred revenue balances associated with certain of the Company’s prior distributors who were terminated in the fourth quarter of 2008.

The Company incurred termination costs to certain of its prior distributors amounting to $1.9 million, $118.1 million and $15.3 million in aggregate for the years ended December 31, 2009, 2008 and 2007, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2009, 2008 and 2007. Accrued distributor terminations in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 were $3.0 million and $102.3 million, respectively.

18.                              QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2009	$ 244,206	$130,179	$41,566	$0.46	$0.44
June 30, 2009	300,250	161,829	57,289	$0.63	$0.60
September 30, 2009	307,929	165,032	56,505	$0.63	$0.60
December 31, 2009	290,914	155,276	53,356	$0.60	$0.57
	$1,143,299	$612,316	$208,716

Quarter ended:
March 31, 2008	$ 212,178	$104,719	$28,811	$0.31	$0.29
June 30, 2008	282,244	146,213	50,232	$0.54	$0.51
September 30, 2008	284,986	149,436	52,437	$0.57	$0.54
December 31, 2008	254,372	138,426	(23,448)	$(0.25)	$(0.25)
	$1,033,780	$538,794	$108,032

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2009	$992	$9,983	$(8,845)	$2,130
2008	$1,240	$8,425	$(8,673)	$992
2007	$902	$8,723	$(8,385)	$1,240

Inventory reserves:

2009	$2,054	$6,322	$(2,296)	$6,080
2008	$3,145	$2,089	$(3,180)	$2,054
2007	$1,140	$2,553	$(548)	$3,145