Form 10-Q
period 2010-03-31
HANSEN NATURAL CORP
filed 2010-05-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The Registrant had 88,767,747 shares of common stock, par value $0.005 per share, outstanding as of April 28, 2010.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$375,908	$328,349
Short-term investments	61,316	18,487
Trade accounts receivable, net	113,878	104,206
Distributor receivables	3,827	4,699
Inventories	119,145	108,143
Prepaid expenses and other current assets	14,612	11,270
Deferred income taxes	10,350	10,350
Total current assets	699,036	585,504

INVESTMENTS	64,442	80,836
PROPERTY AND EQUIPMENT, net	32,267	33,314
DEFERRED INCOME TAXES	63,866	65,678
INTANGIBLES, net	36,930	33,512
OTHER ASSETS	4,395	1,226
Total Assets	$900,936	$800,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,445	$48,863
Accrued liabilities	29,322	14,174
Deferred revenue	9,229	9,125
Accrued distributor terminations	2,553	2,977
Accrued compensation	3,887	7,623
Current portion of debt	174	206
Income taxes payable	7,032	761
Total current liabilities	135,642	83,729

DEFERRED REVENUE	129,324	131,388

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 97,892 shares issued and 88,766 outstanding as of March 31, 2010; 97,285 shares issued and 88,159 outstanding as of December 31, 2009	489	486
Additional paid-in capital	152,988	137,040
Retained earnings	702,959	670,396
Accumulated other comprehensive loss	(2,164)	(4,667)
Common stock in treasury, at cost; 9,126 shares as of March 31, 2010 and December 31, 2009, respectively	(218,302)	(218,302)
Total stockholders’ equity	635,970	584,953
Total Liabilities and Stockholders’ Equity	$900,936	$800,070

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2010 AND 2009

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2010	2009

NET SALES	$238,110	$244,206

COST OF SALES	113,556	114,027

GROSS PROFIT	124,554	130,179

OPERATING EXPENSES	73,769	64,402

OPERATING INCOME	50,785	65,777

OTHER INCOME (EXPENSE):
Interest and other income, net	410	1,016
Gain (loss) on investments and put option, net (Note 3)	576	(3,539)
Total other income (expense)	986	(2,523)

INCOME BEFORE PROVISION FOR INCOME TAXES	51,771	63,254

PROVISION FOR INCOME TAXES	19,208	21,689

NET INCOME	$32,563	$41,565

NET INCOME PER COMMON SHARE:
Basic	$0.37	$0.46
Diluted	$0.35	$0.44

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	88,347	90,433
Diluted	93,031	95,316

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2010 AND 2009

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,563	$41,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of trademark	14	32
Depreciation and other amortization	2,640	1,069
Loss on disposal of property and equipment	10	62
Stock-based compensation	4,981	2,735
Gain on put option	(5,092)	—
Loss on investments, net	4,515	3,539
Deferred income taxes	(4)	—
Excess tax benefit from exercise of stock options	(6,474)	(1,205)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(10,336)	(50,559)
Distributor receivables	872	66,358
Inventories	(11,378)	5,910
Prepaid expenses and other current assets	(1,568)	(613)
Prepaid income taxes	—	4,977
Accounts payable	35,250	(8,146)
Accrued liabilities	15,494	12,279
Accrued distributor terminations	(424)	(90,335)
Accrued compensation	(3,741)	(3,614)
Income taxes payable	12,745	12,052
Deferred revenue	(2,064)	186
Net cash provided by (used in) operating activities	68,003	(3,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	14,998	14,966
Sales of available-for-sale investments	3,675	11,629
Purchases of held-to-maturity investments	(44,989)	—
Purchases of property and equipment	(1,436)	(3,354)
Proceeds from sale of property and equipment	10	42
Additions to intangibles	(3,432)	(660)
Decrease in other assets	69	578
Net cash (used in) provided by investing activities	(31,105)	23,201

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(162)	(397)
Tax benefit from exercise of stock options	6,474	1,205
Issuance of common stock	4,524	1,031
Net cash provided by financing activities	10,836	1,839

Effect of exchange rate changes on cash and cash equivalents	(175)	990

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,559	22,322
CASH AND CASH EQUIVALENTS, beginning of period	328,349	256,801
CASH AND CASH EQUIVALENTS, end of period	$375,908	$279,123

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$3	$16
Income taxes	$6,446	$4,662

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.1 million and $0.6 million for the three-months ended March 31, 2010 and 2009, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                       BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Hansen Natural Corporation and Subsidiaries (“Hansen” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2010 and 2009 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

The Company has reclassified $9.1 million of current deferred revenue from accrued liabilities on the consolidated balance sheet as of December 31, 2009 in order to conform to the current year presentation as a separate line item.

2.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurement of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  The new guidance requires expanded disclosures only, and did not and is not expected to have a material effect on the Company’s financial position, results of operations and liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), primarily codified into Accounting Standards Codification (“ASC”) 810.  This guidance amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company adopted this guidance on January 1, 2010, which had no material effect on its financial position, results of operations and liquidity.

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

3.                                       FAIR VALUE OF CERTAIN ASSETS AND LIABILITIES

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy, at March 31, 2010 and December 31, 2009:

March 31, 2010	Level 1	Level 2	Level 3	Total
Cash	$28,113	$—	$—	$28,113
Money market funds	332,798	—	—	332,798
U.S. Treasuries	59,986	—	—	59,986
Auction rate securities	—	—	80,769	80,769
Put option related to auction rate securities	—	—	5,092	5,092
Total	$420,897	$—	$85,861	$506,758

Amounts included in:
Cash and cash equivalents	$375,908	$—	$—	$375,908
Short-term investments	44,989	—	16,327	61,316
Investments	—	—	64,442	64,442
Prepaid expenses and other current assets	—	—	1,845	1,845
Other assets	—	—	3,247	3,247
Total	$420,897	$—	$85,861	$506,758

December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$16,474	$—	$—	$16,474
Money market funds	266,877	—	—	266,877
U.S. Treasuries	59,996	—	—	59,996
Auction rate securities	—	—	84,325	84,325
Total	$343,347	$—	$84,325	$427,672

Amounts included in:
Cash and cash equivalents	$328,349	$—	$—	$328,349
Short-term investments	14,998	—	3,489	18,487
Investments	—	—	80,836	80,836
Total	$343,347	$—	$84,325	$427,672

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2010:

	Level 3 Auction Rate Securities	Level 3 Put Option
Balance at December 31, 2009	$84,325	$—
Transfers to Level 3	—	—
Recognized gain included in income	—	5,092
Recognized loss included in income	(4,516)	—
Unrealized gain included in other comprehensive loss	4,635
Net settlements	(3,675)	—
Balance at March 31, 2010	$80,769	$5,092

The majority of the Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the three-months ended March 31, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after March 31, 2010 and December 31, 2009, or those that the Company intends to sell prior to March 31, 2011 as a result of the agreement described below, are classified as long-term investments in the accompanying consolidated balance sheets.

In March 2010, the Company entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, the Company has the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the ARS Securities when the auction process fails.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option and should be recognized as a separate freestanding asset and is accounted for separately from the Company’s auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of March 31, 2010, the Company recorded $5.1 million as the fair market value of the Put Option ($1.8 million current portion included in prepaid expenses and other current assets and $3.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain recorded in other income (expense) in the condensed consolidated statement of income for the three-months ended March 31, 2010.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At March 31, 2010, the Company held auction rate securities with a face value of $92.7 million (amortized cost basis of $83.8 million). A Level 3 valuation was performed on the Company’s auction rate securities as of March 31, 2010 resulting in a fair value of $31.4 million for the Company’s available-for-sale auction rate securities (after a $7.0 million impairment) and $49.3 million for the Company’s trading auction rate securities, which are included in short- and long-term investments. This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

ASC 320-10-65 indicates that an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as a loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive loss. ASC 320-10-65 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

In connection with the ARS Agreement, the Company reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as the Company has the ability and intent to exercise the related Put Option beginning March 22, 2011. As a result, the Company immediately recognized a loss on trading securities of $4.9 million through earnings during the three-months ended March 31, 2010.  In addition, the Company determined that of the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

$7.0 million impairment of its available-for-sale auction rate securities at March 31, 2010, $3.0 million was deemed temporary and $4.0 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded a net $0.4 million gain through earnings as a result of the redemption, at par, of a previously other-than-temporary impaired security during the three-months ended March 31, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). At March 31, 2010, $3.0 million of temporary impairment has been recorded, less a tax benefit of $1.2 million, as a component of accumulated other comprehensive loss. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of the acquisition of the Put Option, the transfer from available-for-sale to trading of the ARS Securities and a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security, was a $0.6 million gain included in other income (expense) for the three-months ended March 31, 2010.

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities will continue to be held as available-for-sale.  The Company intends to retain its investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

Based on the Company’s ability to access cash and cash equivalents and other short-term investments and based on the Company’s expected operating cash flows, the Company does not anticipate that the current lack of liquidity of these investments will have a material effect on its liquidity or working capital. If uncertainties in the credit and capital markets continue, or uncertainties in the expected performance of the issuer of the Put Option arise, or there are rating downgrades on the auction rate securities held by the Company, the Company may be required to recognize additional impairments on these investments.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                       INVESTMENTS

The following table summarizes the Company’s investments at March 31, 2010 and December 31, 2009:

March 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$44,989	$—	$—	$44,989	$—	$—

Available-for-sale
Short-term:
Auction rate securities	4,826	—	567	4,259	—	567
Long-term:
Auction rate securities	29,646	—	2,460	27,186	—	2,460
Total	$79,461	$—	$3,027	76,434	$—	$3,027
Trading
Short-term:
Auction rate securities				12,068
Long-term:
Auction rate securities				37,256
Total				$125,758

December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$14,998	$—	$—	$14,998	$—	$—

Available-for-sale
Short-term:
Auction rate securities	3,651	—	162	3,489	—	162
Long-term:
Auction rate securities	88,334	—	7,498	80,836	—	7,498
Total	$106,983	$—	$7,660	$99,323	$—	$7,660

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the maturities of the Company’s investments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$61,883	$61,316	$18,649	$18,487
Due 1 - 10 years	283	283	300	282
Due 11 - 20 years	4,678	4,487	4,950	4,578
Due 21 - 30 years	47,509	45,240	58,925	53,570
Due 31 - 40 years	14,432	14,432	24,159	22,406
Total	$128,785	$125,758	$106,983	$99,323

5.                                       INVENTORIES

Inventories consist of the following at:

	March 31, 2010	December 31, 2009
Raw materials	$41,712	$43,663
Finished goods	77,433	64,480
	$119,145	$108,143

6.                                       PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2010	December 31, 2009
Land	$3,076	$3,076
Leasehold improvements	2,370	2,365
Furniture and fixtures	1,797	1,752
Office and computer equipment	5,306	5,585
Computer software	8,287	8,313
Equipment	13,821	12,377
Vehicles	12,362	12,170
	47,019	45,638
Less: accumulated depreciation and amortization	(14,752)	(12,324)
	$32,267	$33,314

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                       INTANGIBLES, Net

Intangibles consist of the following at:

	March 31, 2010	December 31, 2009
Amortizing intangibles	$1,047	$1,073
Accumulated amortization	(416)	(414)
	631	659
Non-amortizing intangibles	36,299	32,853
	$36,930	$33,512

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million and $0.03 million for the three-months ended March 31, 2010 and 2009, respectively.

8.                                       DISTRIBUTION AGREEMENTS

Amounts received pursuant to distribution agreements entered into with certain distributors have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.8 million and $1.9 million for the three-months ended March 31, 2010 and 2009, respectively.

9.                                       COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $30.3 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms.

In addition to the above purchase obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans through December 31, 2010. The Company’s remaining minimum purchase obligation under this agreement is approximately $8.3 million, subject to compliance by Rexam with certain conditions.

The Company has noncancelable contractual obligations aggregating approximately $47.5 million, which are related primarily to sponsorships and other marketing activities.

In 2008, the Company entered into licensing and programming agreements with SAP America, Inc. to use its global enterprise resource planning software initiative to replace the Company’s existing legacy software in North America. The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

software. As of January 2010, the Company had completed its North American transition to the SAP enterprise resource planning system. The Company intends to complete its transition for the Company’s international operations over a multi-year period. The Company estimates the remaining cost for implementation of the initiative will be approximately $0.6 million.

Litigation — In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit filed a memorandum opinion reversing the opinion of the District Court and remanded the case to the District Court for further proceedings.  The Company has filed a motion to dismiss the Consumer Legal Remedies Act claims; the plaintiff has filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification on April 22, 2010.  The District Court has set a hearing date for all three motions on May 27, 2010.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.  Discovery has just begun.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Court granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The Company and the defendants resolved the matter on terms acceptable to the Company, and as a consequence, the arbitration proceeding before FINRA and the lawsuit initiated by the Company in the United States District Court were subsequently dismissed with prejudice, and the parties have released all of their claims against each other.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding and has been set for hearing in August 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

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

On November 16, 2009, the defendants filed their motion to dismiss the Consolidated Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On January 8, 2010, lead plaintiff filed its opposition to defendants’ motion to dismiss.  Defendants’ reply brief was filed on February 8, 2010. The Court has scheduled a hearing on defendants’ motion to dismiss for July 12, 2010.

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

On June 29, 2009, the Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the Court entered an order re-styling the consolidated actions as In re Hansen Derivative Shareholder Litigation, appointing Raymond Merckel as lead plaintiff and appointing lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint.

On October 13, 2009, a Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint names as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the Consolidated Derivative Complaint are similar to those set forth in the Consolidated Class Action Complaint described above.  The Consolidated Derivative Complaint alleges that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  The Consolidated Derivative Complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information. The Consolidated Derivative Complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s counsel filed an opposition to the motion on February 22, 2010, in which it stated that lead plaintiff Raymond Merckel was no longer communicating with counsel and that it had located another shareholder of the Company who was willing to act as lead plaintiff.   On March 2, 2010, Plaintiff’s counsel filed a motion to amend the Consolidated Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On March 15, 2010, the Company filed a reply brief in further support of its motion to dismiss and, on March 17, 2010, certain of the defendants filed a brief in opposition to the motion to amend.  Plaintiff’s counsel filed a reply brief in further support of its motion to amend on March 30, 2010.  The Company is awaiting a decision from the District Court on both motions.  None of the other defendants need answer, move to dismiss, or otherwise respond to the Consolidated Derivative Complaint until or unless the District Court orders the Company to file an answer, in which case the other defendants will have 45 days after the filing of the Company’s answer to move to dismiss or otherwise respond to the Consolidated Derivative Complaint.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Consolidated Class Action Complaint and the Consolidated Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

10.                                 COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended
	March 31,
	2010	2009
Net income, as reported	$32,563	$41,565
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	2,818	1,771
Foreign currency translation adjustments	(315)	740
Comprehensive income	$35,066	$44,076

The components of accumulated other comprehensive loss are as follows:

	March 31, 2010	December 31, 2009
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $1.2 million and $3.1 million as of March 31, 2010 and December 31, 2009, respectively	$(1,771)	$(4,589)
Foreign currency translation adjustments	(393)	(78)
Total accumulated other comprehensive loss	$(2,164)	$(4,667)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                                 STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at March 31, 2010: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

Under the Company’s stock option plans, all grants are made at prices based on the fair value of the options on the date of grant. The Company recorded $5.0 million and $2.7 million of compensation expense relating to outstanding options during the three-months ended March 31, 2010 and 2009, respectively.  Refer to “Change in Estimated Forfeiture Rate”  within this Note 11 for additional information.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached and (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the three-months ended March 31, 2010 and 2009, respectively:

	Three-Months Ended March 31,
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	60.6%	66.2%
Risk free interest rate	2.4%	1.8%
Expected term	5.7 Years	5.0 Years

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2010	10,705	$15.37	5.9	$248,288
Granted	74	$39.42
Exercised	(607)	$7.46
Cancelled or forfeited	(15)	$34.98
Outstanding at March 31, 2010	10,157	$15.99	5.8	$278,483
Vested and expected to vest in the future at March 31, 2010	9,667	$15.09	5.6	$273,683
Exercisable at March 31, 2010	6,799	$8.16	4.5	$239,609

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2010 and 2009 was $22.08 per share and $19.04 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2010 and 2009 was $20.8 million and $7.6 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2010 and 2009 was approximately $4.5 million and $1.0 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended March 31, 2010 and 2009 was $6.5 million, and $1.2 million, respectively.

At March 31, 2010, there was $46.0 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

At March 31, 2010, there were 4.2 million shares available for grant under the Company’s stock option plans.

Change in Estimated Forfeiture Rate

During the three-months ended March 31, 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its most senior executives based on their dissimilar historical forfeiture experience as compared to non-senior executives.  This modification resulted in a change from a 3.0% forfeiture rate to an 11.2% forfeiture rate for the Company’s employees and non-senior executives. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options, resulting primarily from non-senior executives and other employee departures from the Company. The impact of these events was a benefit of approximately $1.1 million which was included in operating expenses in the condensed consolidated statement of income for the three-months ended March 31, 2009.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                                 INCOME TAXES

The following is a roll forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2010:

Gross Unrealized Tax Benefits
Balance at December 31, 2009	$397
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases related to settlement with taxing authority	—
Balance at March 31, 2010	$397

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of March 31, 2010, the Company had approximately $0.01 million in interest and penalties related to recognized tax benefits accrued.  It is not expected that the amount of unrecognized tax benefits will change in the next 12 months.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and other jurisdictions.  Federal income tax returns of the Company are subject to IRS examination for the 2006 through 2009 tax years. State income tax returns are subject to examination for the 2005 through 2009 tax years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.                                 EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three-months ended March 31, 2010 and 2009 is presented below:

	Three-Months Ended
	March 31,
	2010	2009
Weighted-average shares outstanding:
Basic	88,347	90,433
Dilutive securities	4,684	4,883
Diluted	93,031	95,316

For the three-months ended March 31, 2010 and 2009, options outstanding totaling 2.0 million and 2.3 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto for the three-months ended March 31, 2010 and 2009 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended March 31, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$217,154	$20,956	$—	$238,110
Contribution margin	73,056	265	—	73,321
Corporate and unallocated expenses	—	—	(22,536)	(22,536)
Operating income				50,785
Other income (expense)	58	—	928	986
Income before provision for income taxes				51,771
Depreciation and amortization	1,464	11	1,165	2,640
Trademark amortization	—	11	3	14

	Three-Months Ended March 31, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$220,919	$23,287	$—	$244,206
Contribution margin	79,973	483	—	80,456
Corporate and unallocated expenses	—	—	(14,679)	(14,679)
Operating income				65,777
Other income (expense)	(16)	—	(2,507)	(2,523)
Income before provision for income taxes				63,254
Depreciation and amortization	564	8	497	1,069
Trademark amortization	—	11	21	32

During the first quarter of 2010, the Company reclassified the Rumba®, Samba and Tango brand energy juices, Lost® Energy™ brand energy drinks and Vidration™ vitamin enhanced water, which were previously reported in the DSD division, to the Warehouse division, and recast segment information for the first quarter of 2009. The reclassification resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $1.6 million for the three-months ended March 31, 2009, respectively, from amounts previously reported. The reclassification also resulted in a decrease in contribution margin of the Warehouse division and an increase in contribution margin of the DSD division of $0.7 million for three-months ended March 31, 2009, respectively, from amounts previously reported.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $22.5 million for the three-months ended March 31, 2010 and included $13.0 million of payroll costs, of which $5.0 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), $5.5 million attributable to professional service expenses, including accounting and legal costs, and $4.0 million of other operating expenses.  Corporate and unallocated expenses were $14.7 million for the three-months ended March 31, 2009 and included $8.7 million of payroll costs, of which $2.7 million was attributable to stock-based compensation expense (see Note 11, “Stock-Based Compensation”), $3.2 million attributable to professional service expenses, including accounting and legal costs, and $2.8 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

One customer accounted for approximately 35% of the Company’s net sales for the three-months ended March 31, 2010. Two customers accounted for approximately 28% and 11% of the Company’s net sales for the three-months ended March 31, 2009.

Net sales to customers outside the United States amounted to $29.4 million and $29.1 million for the three-months ended March 31, 2010 and 2009, respectively. Such sales were approximately 12.3% and 11.9% of net sales for the three-months ended March 31, 2010 and 2009, respectively.

The Company’s net sales by product line for the three-months ended March 31, 2010 and 2009, respectively, were as follows:

	Three-Months Ended
	March 31,
	2010	2009
Energy drinks	$210,977	$220,638
Non-carbonated (primarily juice based beverages and Peace Tea™ iced teas)	17,145	14,013
Carbonated (primarily soda beverages)	7,716	7,613
Other	2,272	1,942
	$238,110	$244,206

15.                                 RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company.  Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended March 31, 2010 and 2009 were $1.3 million and $0.4 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2010 and 2009 were $0.08 million and $0.2 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, juice blends, juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®, Monster Hitman Energy Shooter™, Nitrous™ Monster Energy®, X-Presso Monster™-Hammer and Lost® Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices. We market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee + energy drinks. We market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. We market, sell and distribute enhanced water beverages under the Vidration™ brand name. We market, sell and distribute ready-to-drink iced teas under the Peace Tea™ brand name. We market, sell and distribute beverages under the SELF Beauty Elixir™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® KhaosTM energy drinks, Monster Energy® M-80TM energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks, Monster Energy® MIXXD™ energy drinks, Monster Energy® Import energy drinks and Monster Energy® Dub Edition energy drinks.

Our Java MonsterTM line of non-carbonated dairy based coffee + energy drinks include Java Monster™ Originale™, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, Java Monster™ Russian, Java Monster™ Irish Blend™, Java Monster™ Chai Hai™, Java Monster™ Nut Up™ and Java Monster™ Lo-Ball as well as our X-Presso Monster™-Hammer energy drink.

Our gross sales of $270.6 million for the three-months ended March 31, 2010 were impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010 (the “Advance Purchases”). We previously estimated that gross sales for the three-months ended December 31, 2009 were increased by approximately 4% to 6% as a result of the Advance Purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks and our Java MonsterTM product line. Any decrease in sales of our Monster Energy® brand energy drinks and/or Java MonsterTM product line could have a significant adverse effect on our future revenues and net income. Our DSD segment represented 91.2% and 90.5% of our consolidated net sales for the three-months ended March 31, 2010 and 2009, respectively. Our Warehouse segment represented 8.8% and 9.5% of our consolidated net sales for the three-months ended March 31, 2010 and 2009, respectively. Competitive pressure in the energy drink category could adversely affect our operating results.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $37.8 million and $35.3 million for the three-months ended March 31, 2010 and 2009, respectively. Such sales were approximately 13.8% and 12.6% of gross sales for the three-months ended March 31, 2010 and 2009, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the three-months ended March 31, 2010 and 2009 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	Three-Months Ended March 31,
	2010	2009
Full service distributors	64%	63%
Club stores, drug chains & mass merchandisers	12%	15%
Outside the U.S.	14%	13%
Retail grocery, specialty chains and wholesalers	7%	6%
Other	3%	3%

Our customers include Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and SUPERVALU, Inc.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. CCE, a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 35% and 28% of our consolidated net sales for the three-months ended March 31, 2010 and 2009, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 11% of our net sales for the three-months ended March 31, 2009.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2010 and 2009, respectively. (In thousands, except per share amounts)

	Three-Months Ended March 31,		Percentage Change
	2010	2009	10 vs. 09
Gross sales, net of discounts & returns *	$270,566	$278,854	(3.0)%
Less: Promotional and other allowances**	32,456	34,648	(6.3)%
Net sales	238,110	244,206	(2.5)%
Cost of sales	113,556	114,027	(0.4)%
Gross profit***	124,554	130,179	(4.3)%
Gross profit margin as a percentage of net sales	52.3%	53.3%

Operating expenses	73,769	64,402	14.5%

Operating expenses as a percentage of net sales	31.0%	26.4%

Operating income	50,785	65,777	(22.8)%
Operating income as a percentage of net sales	21.3%	26.9%

Other income (expense):
Interest and other income, net	410	1,016	(59.6)%
Gain (loss) on investments and put option, net	576	(3,539)	(116.3)%
Total other income (expense)	986	(2,523)	(139.1)%

Income before provision for income taxes	51,771	63,254	(18.2)%

Provision for income taxes	19,208	21,689	(11.4)%

Net income	$32,563	$41,565	(21.7)%
Net income as a percentage of net sales	13.7%	17.0%

Net income per common share:
Basic	$0.37	$0.46	(19.8)%
Diluted	$0.35	$0.44	(19.7)%

Case sales (in thousands) (in 192-ounce case equivalents)	24,205	23,468	3.1%

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

*** Gross profit may not be comparable to gross profit of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.  We include out-bound freight and warehouse costs in operating expenses.

Results of Operations for the Three-Months Ended March 31, 2010 Compared to the Three-Months Ended March 31, 2009

Gross Sales.* Gross sales were $270.6 million for the three-months ended March 31, 2010, a decrease of approximately $8.3 million, or 3.0% lower than gross sales of $278.9 million for the three-months ended March 31, 2009.  The decrease in gross sales was primarily attributable to the Advance Purchases made by our customers in the 2009 fourth quarter. To a lesser extent, the decrease in gross sales was attributable to decreased sales by volume of our Monster Hitman Energy Shooter™ product line, our Java Monster™ product line, and apple juice. The decrease in gross sales was partially offset by increased sales by volume of our Nitrous™ Monster Energy® product line, juice blends and sales of Peace Tea™ iced teas (introduced in December 2009). Promotional and other allowances were $32.5 million for the three-months ended March 31, 2010, a decrease of $2.2 million, or 6.3% lower than promotional and other allowances of $34.6 million for the three-months ended March 31, 2009. Promotional and other allowances as a percentage of gross sales decreased to 12.0% from 12.4% for the three-months ended March 31, 2010 and 2009, respectively. As a result, the percentage decrease in gross sales for the three-months ended March 31, 2010 was slightly higher than the percentage decrease in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $238.1 million for the three-months ended March 31, 2010, a decrease of approximately $6.1 million, or 2.5% lower than net sales of $244.2 million for the three-months ended March 31, 2009.  The decrease in net sales was primarily attributable to the Advance Purchases made by our customers in the 2009 fourth quarter. To a lesser extent, the decrease in net sales was attributable to decreased sales by volume of our Monster Hitman Energy Shooter™ product line, our Java Monster™ product line, and apple juice. The decrease in net sales was partially offset by increased sales by volume of our Nitrous™ Monster Energy® product line, juice blends and sales of Peace Tea™ iced teas.

Case sales, in 192-ounce case equivalents, were 24.2 million cases for the three-months ended March 31, 2010, an increase of approximately 0.7 million cases or 3.1% higher than case sales of 23.5 million cases for the three-months ended March 31, 2009. The overall average net sales price per case decreased to $9.84 for the three-months ended March 31, 2010 which was 5.5% lower than the average net sales price per case of $10.41 for the three-months ended March 31, 2009. The decrease in the average net sales price per case was attributable to an increase in the proportion of case sales derived from lower priced products and geographic mix.

Net sales for the DSD segment were $217.2 million for the three-months ended March 31, 2010, a decrease of approximately $3.8 million, or 1.7% lower than net sales of $220.9 million for the three-months ended March 31, 2009. The decrease in net sales for the DSD segment was primarily attributable to the Advance Purchases made by our customers in the 2009 fourth quarter. To a lesser extent, the decrease in net sales for the DSD segment was attributable to decreased sales by volume of our Monster Hitman Energy Shooter™ product line and our Java Monster™ product line. The decrease in net sales for the DSD segment was partially offset by increased sales by volume of our Nitrous™ Monster Energy® product line and sales of Peace Tea™ iced teas.

Net sales for the Warehouse segment were $21.0 million for the three-months ended March 31, 2010, a decrease of approximately $2.3 million, or 10.0% lower than net sales of $23.3 million for the three-months ended March 31, 2009. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice and energy juices. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of our juice blends.

Gross Profit.***  Gross profit was $124.6 million for the three-months ended March 31, 2010, a decrease of approximately $5.6 million, or 4.3% lower than the gross profit of $130.2 million for the three-months ended March 31, 2009. Gross profit as a percentage of net sales decreased to 52.3% for the three-months ended March 31, 2010 from 53.3% for the three-months ended March 31, 2009.  The decrease in net sales contributed to the decrease in gross profit dollars. The decrease in gross profit as a percentage of net sales was partially attributable to increased sales within the DSD segment of products which have lower gross profit margins.

***Gross profit — see definition above.

Operating Expenses.  Total operating expenses were $73.8 million for the three-months ended March 31, 2010, an increase of approximately $9.4 million, or 14.5% higher than total operating expenses of $64.4 million for the three-months ended March 31, 2009. Total operating expenses as a percentage of net sales was 31.0% for the three-months ended March 31, 2010, compared to 26.4% for the three-months ended March 31, 2009. The increase in operating expenses was partially attributable to increased payroll expenses of $5.3 million of which $2.3 million of the increase was related to stock-based compensation, increased expenditures of $3.7 million for sponsorships and endorsements and increased expenditures of $2.3 million for professional service fees, including legal and accounting costs. The increase in operating expenses was partially offset by decreased expenditures of $1.4 million for commissions and royalties and decreased expenditures of $1.1 million for samples.

Contribution Margin.  Contribution margin for the DSD segment was $73.1 million for the three-months ended March 31, 2010, a decrease of approximately $6.9 million, or 8.7% lower than contribution margin of $80.0 million for the three-months ended March 31, 2009. The decrease in the contribution margin for the DSD segment was primarily attributable to the Advance Purchases made by our customers in the 2009 fourth quarter.  Contribution margin for the Warehouse segment was $0.3 million for the three-months ended March 31, 2010, approximately $0.2 million lower than contribution margin of $0.5 million for the three-months ended March 31, 2009. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a decrease in net sales.

Operating Income.  Operating income was $50.8 million for the three-months ended March 31, 2010, a decrease of approximately $15.0 million, or 22.8% lower than operating income of $65.8 million for the three-months ended March 31, 2009. Operating income as a percentage of net sales decreased to 21.3% for the three-months ended March 31, 2010 from 26.9% for the three-months ended March 31, 2009.  The decreases in operating income and operating income as a percentage of net sales were primarily due to an increase in operating expenses of $9.4 million and a decrease in net sales of $6.1 million. Operating income included operating losses of $3.9 million and operating income of $0.8 million for the three-months ended March 31, 2010 and 2009, respectively, in relation to our operations in Europe and Australia.

Other Income (Expense).  Other income (expense) was $1.0 million for the three-months ended March 31, 2010, an increase of $3.5 million from ($2.5) million for the three-months ended March 31, 2009. This increase was primarily attributable to a $3.5 million other-than-temporary impairment of long-term investments recorded for the three-months ended March 31, 2009. This increase in other income (expense) was partially offset by decreased interest revenue earned on our cash balances and short- and long-term investments for the three-months ended March 31, 2010.

Provision for Income Taxes.  Provision for income taxes was $19.2 million for the three-months ended March 31, 2010, a decrease of $2.5 million or 11.4% lower than the provision for income taxes of $21.7 million for the three-months ended March 31, 2009.  The decrease in the provision for income taxes was primarily due to decreased operating income of $15.0 million. The effective combined federal and state tax rate increased to 37.1% from 34.3% for the three-months ended March 31, 2010 and 2009, respectively, primarily as a result of a reduction in our uncertain tax positions in the 2009 first quarter.

Net Income.  Net income was $32.6 million for the three-months ended March 31, 2010, a decrease of $9.0 million or 21.7% lower than net income of $41.6 million for the three-months ended March 31, 2009. The decrease in net income was primarily attributable to an increase in operating expenses of $9.4 million and a decrease in net sales of $6.1 million. The decrease in net income was partially offset by an increase in other income (expense) of $3.5 million and a decrease in provision for income taxes of $2.5 million.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities — Net cash provided by operating activities was $68.0 million for the three-months ended March 31, 2010, as compared with net cash used in operating activities of $3.7 million for the three-months ended March 31, 2009.  For the three-months ended March 31, 2010, cash provided by operating activities was primarily attributable to net income earned of $32.6 million and adjustments for certain non-cash expenses consisting of $5.0 million of stock-based compensation, a $4.5 million impairment on investments and $2.6 million of depreciation and other amortization. For the three-months ended March 31, 2010, cash provided by operations also increased due to a $35.3 million increase in accounts payable, $15.5 million increase in accrued liabilities and a $12.7 million increase in income taxes payable.  For the three-months ended March 31, 2010, cash provided by operating activities was reduced due to a $11.4 million increase in inventory, a $10.3 million increase in accounts receivable, a $6.5 million increase in tax benefit from exercise of stock options, a $5.1 million gain on the Put Option, a $3.7 million decrease in accrued compensation, a $1.6 million increase in prepaid expenses and other current assets, and a $2.1 million decrease in deferred revenue.

Cash flows (used in) provided by investing activities — Net cash used in investing activities was $31.1 million for the three-months ended March 31, 2010, as compared to net cash provided by investing activities of $23.2 million for the three-months ended March 31, 2009.  For the three-months ended March 31, 2010, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments.  For the three-months ended March 31, 2009 cash used in investing activities was primarily attributable to purchases of property and equipment. For the three-months ended March 31, 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows provided by financing activities — Net cash provided by financing activities was $10.8 million for the three-months ended March 31, 2010, as compared to net cash provided by financing activities of $1.8 million for the three-months ended March 31, 2009.  For the three-months ended March 31, 2010 cash provided by financing activities was primarily attributable to a $6.5 million excess tax benefit in connection with the exercise of certain stock options and proceeds of $4.5 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments — At March 31, 2010, we had $375.9 million in cash and cash equivalents and $125.8 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the three-months ended March 31, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

In March 2010, we entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, we have the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the ARS Securities when the auction process fails.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option and should be recognized as a separate freestanding asset and is accounted for separately from our auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, we elected the fair value option under ASC 825-10 in accounting for the Put Option. As of March 31, 2010, we recorded $5.1 million as the fair market value of the Put Option ($1.8 million current portion included in prepaid expenses and other current assets and $3.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain recorded in other income (expense) in the condensed consolidated statement of income for the three-months ended March 31, 2010.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At March 31, 2010, we held auction rate securities with a face value of $92.7 million (amortized cost basis of $83.8 million). A Level 3 valuation was performed on our auction rate securities as of March 31, 2010 resulting in a fair value of $31.4 million for our available-for-sale auction rate securities (after a $7.0 million impairment) and $49.3 million for our trading auction rate securities, which are included in short- and long-term investments. This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

ASC 320-10-65 indicates that an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a Credit Loss has occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as a loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive loss. ASC 320-10-65 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

In connection with the ARS Agreement, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related Put Option beginning March 22, 2011. As a result, we immediately recognized a loss on trading securities of $4.9 million through earnings during the three-months ended March 31, 2010.  In addition, we determined that of the $7.0 million impairment of our available-for-sale auction rate securities at March 31, 2010, $3.0 million was deemed temporary and $4.0 million was deemed other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related.  We recorded  a net $0.4 million gain through earnings as a result of the redemption, at par, of a previously other-than-temporary impaired security during the three-months ended March 31, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and charged through earnings for the years ended December 31, 2009 and 2008, respectively). At March 31, 2010, $3.0 million of temporary impairment has been recorded, less a tax benefit of $1.2 million, as a component of accumulated other comprehensive loss. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of the acquisition of the Put Option, the transfer from available-for-sale to trading of the ARS Securities and a recognized gain resulting from the redemption, at par, of a previously other-than-temporary impaired auction rate security, was a $0.6 million gain included in other income (expense) for the three-months ended March 31, 2010.

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities will continue to be held as available-for-sale.  The Company intends to retain its investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

Based on our ability to access cash and cash equivalents and other short-term investments and based on our expected operating cash flows, we do not anticipate that the current lack of liquidity of these investments will have a material effect on our liquidity or working capital. If uncertainties in the credit and capital markets continue, or uncertainties in the expected performance of the issuer of the Put Option arise, or there are rating downgrades on the auction rate securities held by us, we may be required to recognize additional impairments on these investments.

Debt and other obligations — We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2007. In accordance with the amended provisions of the credit facility, we increased our available borrowings under the revolving line of credit to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2010.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at March 31, 2010. Letters of credit issued on our behalf, totaling $0.2 million under this credit facility, were outstanding as of March 31, 2010 and December 31, 2009.

At March 31, 2010, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $20.0 million through March 2011.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of March 31, 2010:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$47,543	$31,911	$15,632	$—	$—
Capital Leases	174	174	—	—	—
Operating Leases	18,216	3,333	7,568	4,744	2,571
Purchase Commitments	30,335	30,335	—	—	—
	$96,268	$65,753	$23,200	$4,744	$2,571

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

In addition to the above purchase obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans through December 31, 2010. The Company’s remaining minimum purchase obligation under this agreement is approximately $8.3 million, subject to compliance by Rexam with certain conditions.

In addition to the above purchase obligations, approximately $0.4 million of recognized tax benefits have been recorded as liabilities as of March 31, 2010, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $0.01 million as of March 31, 2010.

In 2008, we entered into licensing and programming agreements with SAP America, Inc. to use its global enterprise resource planning software initiative to replace our existing legacy software in North America. The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software. As of January 2010, we had completed our North American transition to the SAP enterprise resource planning system. It is our intention to complete the transition for our international operations over a multi-year period. We estimate the remaining costs for implementation of the initiative will be approximately $0.6 million.

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

Sales

The table set forth below discloses selected quarterly data regarding sales for the three-months ended March 31, 2010 and 2009, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended
(In thousands, except average	March 31,
price per case)	2010	2009

Net sales	$238,110	$244,206
Case sales (192-ounce case equivalents)	24,205	23,468
Average price per case	$9.84	$10.41

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the decrease in sales.

Critical Accounting Policies

Changes to our critical accounting policies are discussed in “Recently Issued Accounting Pronouncements” discussed below. There have been no other material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurements of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  The new guidance requires expanded disclosures only, and did not and is not expected to have a material effect on the Company’s financial position, results of operations and liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), primarily codified into ASC 810. This guidance amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company adopted this guidance on January 1, 2010, which had no material effect on its financial position, results of operations and liquidity.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act of 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended)  (the “Exchange Act”) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things.  All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

•      The potential impact of the consummation of the transactions between CCE and The Coca-Cola Company;

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

•      Our ability to sustain the current level of sales of our Monster Energy® brand energy drinks and/or our Java Monster™ line of non-carbonated dairy based coffee + energy drinks and/or our Nitrous™ Monster Energy® drinks;

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

The foregoing list of important factors and other risks detailed from time to time in the Company’s reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2009 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Our gross sales to customers outside of the United States were approximately 13.8% and 12.6% of consolidated gross sales for the three-months ended March 31, 2010 and 2009, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of March 31, 2010 to be significant. For the three-months ended March 31, 2010 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At March 31, 2010, we had $375.9 million in cash and cash equivalents and $125.8 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury Bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.

In March 2010, we entered into the ARS Agreement, related to $54.2 million in par value auction rate securities.  Under the ARS Agreement, we have the right, but not the obligation, to sell the ARS Securities including all accrued but unpaid interest as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the ARS Securities when the auction process fails. As of March 31, 2010, we recorded $5.1 million as the fair market value of the Put Option ($1.8 million current portion included in prepaid expenses and other current assets and $3.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain recorded in other income (expense) in the condensed consolidated statement of income for the three-months ended March 31, 2010.  In connection with the ARS Agreement, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related Put Option beginning March 22, 2011. As a result, we immediately recognized a loss on trading securities of $4.9 million through earnings during the three-months ended March 31, 2010.

The applicable interest rate on our auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the three-months ended March 31, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed. Based on an assessment of fair value as of March 31, 2010, we determined that there was a decline in fair value of our auction rate securities of $7.0 million. We determined that of the $7.0 million decline in fair value of our auction rate securities at March 31, 2010, $3.0 million was deemed temporary and $4.0 million was deemed other-than-temporary. At March 31, 2010, $3.0 million of temporary impairment has been recorded, less a tax benefit of $1.2 million, as a component of other comprehensive loss. We recorded a $0.4 million gain through earnings as a result of the redemption, at par, of a previously other-than-temporary impaired security for the three-months ended March 31, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, for additional information on our auction rate securities.

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

Changes in Internal Control Over Financial Reporting — We have now implemented the Finance and Controlling, Production Planning, Material Management, Sales and Distribution and Warehouse Management modules of SAP, an enterprise resource planning (“ERP”) system, and as appropriate, we have modified the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls.  We expect to roll out the implementation of this system to all foreign locations over a multi-year period.  As the phased roll out occurs, we will experience changes in internal controls in the areas listed above for our foreign subsidiaries.  We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized.

The conversion to the SAP accounting system was undertaken as part of the SAP project to integrate systems and improve information and process flows.  Except as described above, there were no additional changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of consumers yet to be defined filed an action in the Superior Court of the State of California, City and County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act, fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act, and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit filed a memorandum opinion reversing the opinion of the District Court and remanded the case to the District Court for further proceedings.  The Company has filed a motion to dismiss the Consumer Legal Remedies Act claims; the plaintiff has filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification on April 22, 2010.  The District Court has set a hearing date for all three motions on May 27, 2010.  The Company believes it has meritorious defenses to the allegations and plans a vigorous defense.  Discovery has just begun.

On July 11, 2008, the Company initiated an action against Citigroup Inc., Citigroup Global Markets, Inc., and Citi Smith Barney, in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Court granted defendants’ motion to compel arbitration before the Financial Industry Regulatory Authority (“FINRA”).  The Company and the defendants resolved the matter on terms acceptable to the Company, and as a consequence, the arbitration proceeding before FINRA and the lawsuit initiated by the Company in the United States District Court were subsequently dismissed with prejudice, and the parties have released all of their claims against each other.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Oppenheimer action was deemed a related case to the Company’s action against Citigroup Inc. (described above).  After the Court granted the defendants’ motion to compel arbitration in the Citigroup Inc. case, the Company stipulated to arbitration before FINRA, where the matter is now proceeding and has been set for hearing in August 2010.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

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

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff.  On August 28, 2009 lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”).  The Consolidated Class Action Complaint purports to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It names as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly.  Plaintiff principally alleges that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleges that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.

On November 16, 2009, the defendants filed their motion to dismiss the Consolidated Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On January 8, 2010, lead plaintiff filed its opposition to defendants’ motion to dismiss.  Defendants’ reply brief was filed on February 8, 2010.  The Court has scheduled a hearing on defendants’ motion to dismiss for July 12, 2010.

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

On June 29, 2009, the Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the Court entered an order re-styling the consolidated actions as In re Hansen Derivative Shareholder Litigation, appointing Raymond Merckel as lead plaintiff and appointing lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint.

On October 13, 2009, a Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint names as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company is named as a nominal defendant.  The factual allegations of the Consolidated Derivative Complaint are similar to those set forth in the Consolidated Class Action Complaint described above.  The Consolidated Derivative Complaint alleges that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  The Consolidated Derivative Complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information. The Consolidated Derivative Complaint asserts various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment. The suit seeks an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s counsel filed an opposition to the motion on February 22, 2010, in which it stated that lead plaintiff Raymond Merckel was no longer communicating with counsel and that it had located another shareholder of the Company who was willing to act as lead plaintiff.   On March 2, 2010, Plaintiff’s counsel filed a motion to amend the Consolidated Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff.

On March 15, 2010, the Company filed a reply brief in further support of its motion to dismiss and, on March 17, 2010, certain of the defendants filed a brief in opposition to the motion to amend.  Plaintiff’s counsel filed a reply brief in further support of its motion to amend on March 30,

2010.  The Company is awaiting a decision from the District Court on both motions.  None of the other defendants need answer, move to dismiss, or otherwise respond to the Consolidated Derivative Complaint until or unless the District Court orders the Company to file an answer, in which case the other defendants will have 45 days after the filing of the Company’s answer to move to dismiss or otherwise respond to the Consolidated Derivative Complaint.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Consolidated Class Action Complaint and the Consolidated Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

ITEM 1A.               RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  RESERVED

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

HANSEN NATURAL CORPORATION
Registrant

Date: May 10, 2010	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors and Chief Executive Officer