Form 10-Q
period 2010-06-30
HANSEN NATURAL CORP
filed 2010-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The Registrant had 88,166,076 shares of common stock, par value $0.005 per share, outstanding as of August 2, 2010.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$409,911	$328,349
Short-term investments	61,662	18,487
Trade accounts receivable, net	127,564	104,206
Distributor receivables	3,916	4,699
Inventories	139,233	108,143
Prepaid expenses and other current assets	16,577	11,270
Deferred income taxes	10,350	10,350
Total current assets	769,213	585,504

INVESTMENTS	59,484	80,836
PROPERTY AND EQUIPMENT, net	32,038	33,314
DEFERRED INCOME TAXES	61,065	65,678
INTANGIBLES, net	39,752	33,512
OTHER ASSETS	3,343	1,226
Total Assets	$964,895	$800,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,504	$48,863
Accrued liabilities	34,003	14,174
Deferred revenue	9,452	9,125
Accrued distributor terminations	2,553	2,977
Accrued compensation	5,978	7,623
Current portion of debt	135	206
Income taxes payable	19,293	761
Total current liabilities	158,918	83,729

DEFERRED REVENUE	127,513	131,388

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 97,917 shares issued and 88,166 outstanding as of June 30, 2010; 97,285 shares issued and 88,159 outstanding as of December 31, 2009	490	486
Additional paid-in capital	157,204	137,040
Retained earnings	766,797	670,396
Accumulated other comprehensive loss	(4,185)	(4,667)
Common stock in treasury, at cost; 9,751 shares and 9,126 shares as of June 30, 2010 and December 31, 2009, respectively	(241,842)	(218,302)
Total stockholders’ equity	678,464	584,953
Total Liabilities and Stockholders’ Equity	$964,895	$800,070

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET SALES	$365,701	$300,250	$603,812	$544,456

COST OF SALES	172,351	138,421	285,907	252,448

GROSS PROFIT	193,350	161,829	317,905	292,008

OPERATING EXPENSES	83,674	69,046	157,443	133,448

OPERATING INCOME	109,676	92,783	160,462	158,560

OTHER INCOME (EXPENSE):
Interest and other income, net	1,034	401	1,443	1,418
Loss on investments and put option, net (Note 3)	(713)	—	(137)	(3,539)
Total other income (expense)	321	401	1,306	(2,121)

INCOME BEFORE PROVISION FOR INCOME TAXES	109,997	93,184	161,768	156,439

PROVISION FOR INCOME TAXES	46,159	35,895	65,367	57,584

NET INCOME	$63,838	$57,289	$96,401	$98,855

NET INCOME PER COMMON SHARE:
Basic	$0.72	$0.63	$1.09	$1.09
Diluted	$0.69	$0.60	$1.04	$1.04

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	88,587	90,604	88,467	90,519
Diluted	92,969	95,282	92,983	95,285

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2010 AND 2009

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,401	$98,855
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	24	44
Depreciation and other amortization	5,450	2,247
Loss on disposal of property and equipment	155	53
Stock-based compensation	8,513	6,460
Gain on put option	(4,100)	—
Loss on investments, net	4,238	3,539
Deferred income taxes	2,584	—
Excess tax benefit from exercise of stock options	(6,644)	(2,091)
Provision for doubtful accounts	1,265	140
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(25,336)	(56,645)
Distributor receivables	783	66,728
Inventories	(32,757)	(950)
Prepaid expenses and other current assets	(3,805)	(4,681)
Prepaid income taxes	—	4,977
Accounts payable	40,231	(7,320)
Accrued liabilities	20,480	13,326
Accrued distributor terminations	(424)	(98,420)
Accrued compensation	(1,636)	(1,846)
Income taxes payable	25,176	10,624
Deferred revenue	(3,875)	(4,053)
Net cash provided by operating activities	126,723	30,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	59,987	19,941
Sales of available-for-sale investments	8,500	13,129
Sales of trading investments	600	—
Purchases of held-to-maturity investments	(89,969)	(29,990)
Purchases of property and equipment	(4,384)	(10,579)
Proceeds from sale of property and equipment	47	95
Additions to intangibles	(6,264)	(1,498)
Decrease in other assets	335	555
Net cash used in investing activities	(31,148)	(8,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(239)	(883)
Tax benefit from exercise of stock options	6,644	2,091
Issuance of common stock	5,021	1,338
Purchases of common stock held in treasury	(23,540)	—
Net cash (used in) provided by financing activities	(12,114)	2,546

Effect of exchange rate changes on cash and cash equivalents	(1,899)	1,296

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,562	26,482
CASH AND CASH EQUIVALENTS, beginning of period	328,349	256,801
CASH AND CASH EQUIVALENTS, end of period	$409,911	$283,283

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$6	$34
Income taxes	$37,579	$45,636

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.2 million and $0.7 million for the six-months ended June 30, 2010 and 2009, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2010 and 2009 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. In addition, with respect to the reconciliation of Level 3 fair value measurements, information on purchases, sales, issuances and settlements, requires separate presentation. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurement of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  The new guidance requires expanded disclosures only, and did not and is not expected to have a material effect on the Company’s financial position, results of operations and liquidity.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy, at June 30, 2010 and December 31, 2009:

June 30, 2010	Level 1	Level 2	Level 3	Total
Cash	$44,002	$—	$—	$44,002
Money market funds	350,912	—	—	350,912
U.S. Treasuries	59,977	—	—	59,977
Auction rate securities	—	—	76,166	76,166
Put option related to auction rate securities	—	—	4,100	4,100
Total	$454,891	$—	$80,266	$535,157

Amounts included in:
Cash and cash equivalents	$409,911	$—	$—	$409,911
Short-term investments	44,980	—	16,682	61,662
Investments	—	—	59,484	59,484
Prepaid expenses and other current assets	—	—	1,636	1,636
Other assets	—	—	2,464	2,464
Total	$454,891	$—	$80,266	$535,157

December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$16,474	$—	$—	$16,474
Money market funds	266,877	—	—	266,877
U.S. Treasuries	59,996	—	—	59,996
Auction rate securities	—	—	84,325	84,325
Total	$343,347	$—	$84,325	$427,672

Amounts included in:
Cash and cash equivalents	$328,349	$—	$—	$328,349
Short-term investments	14,998	—	3,489	18,487
Investments	—	—	80,836	80,836
Total	$343,347	$—	$84,325	$427,672

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2010:

	Level 3 Auction Rate Securities	Level 3 Put Option
Balance at December 31, 2009	$84,325	$—
Transfers to Level 3	—	—
Recognized gain included in income	—	5,092
Recognized loss included in income	(4,516)	—
Unrealized gain included in other comprehensive loss	4,635	—
Net settlements	(3,675)	—
Balance at March 31, 2010	$80,769	$5,092
Transfers to Level 3	—	—
Recognized gain included in income	279	—
Recognized loss included in income	—	(992)
Unrealized gain included in other comprehensive loss	543	—
Net settlements	(5,425)	—
Balance at June 30, 2010	$76,166	$4,100

The majority of the Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the six-months ended June 30, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after June 30, 2010 and December 31, 2009, or those that the Company intends to sell prior to June 30, 2011 as a result of the agreement described below, are classified as long-term investments in the accompanying consolidated balance sheets.

In March 2010, the Company entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, the Company has the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the three-months ended June 30, 2010, $0.6 million of par value ARS Securities were redeemed through normal market channels.  Subsequent to June 30, 2010, $2.5 million of par value ARS Securities matured or were redeemed through normal market channels.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option and should be recognized as a separate freestanding asset and is accounted for separately from the Company’s auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of June 30, 2010, the Company recorded $4.1 million ($5.1 million as of March 31, 2010) as the fair market value of the Put Option ($1.6 million current portion included in prepaid expenses and other current assets and $2.5 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) gain of ($1.0) million and $4.1 million recorded in other income (expense) in the condensed consolidated statement of income for the three-and six-months ended June 30, 2010, respectively.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At June 30, 2010, the Company held auction rate securities with a face value of $87.3 million (amortized cost basis of $78.6 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2010 resulting in a fair value of $27.2 million for the Company’s available-for-sale auction rate securities (after a $6.5 million impairment) and $49.0 million for the Company’s trading auction rate securities, which are included in short- and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

In connection with the ARS Agreement, during the first fiscal quarter of 2010, the Company reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as the Company has the ability and intent to exercise the related Put Option beginning March 22, 2011. As a result, the Company immediately recognized a loss on trading securities of $4.9 million through earnings during the first fiscal quarter of 2010.  In addition, the Company determined that of the $6.5 million impairment of its available-for-sale auction rate securities at June 30, 2010, $2.4 million was deemed temporary and $4.1 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded a net $0.4 million gain through earnings as a result of the redemption, at par, of a previously other-than-temporary impaired security during the six-months ended June 30, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). At June 30, 2010, $2.4 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of accumulated other comprehensive loss. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of the acquisition of the Put Option during the first fiscal quarter of 2010, the revaluation of the Put Option as of June 30, 2010, the transfer from available-for-sale to trading of the ARS Securities during the first fiscal quarter of 2010, the revaluation of trading ARS Securities as of June 30, 2010 and a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010, resulted in losses of $0.7 million and $0.1 million, included in other income (expense) for the three-and six-months ended June 30, 2010, respectively.

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities will continue to be classified as available-for-sale.  The Company intends to retain its investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                       INVESTMENTS

The following table summarizes the Company’s investments at June 30, 2010 and December 31, 2009:

June 30, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$44,980	$—	$—	$44,980	$—	$—

Available-for-sale
Short-term:
Auction rate securities	225	—	22	203	—	22
Long-term:
Auction rate securities	29,422	—	2,462	26,960	—	2,462
Total	$74,627	$—	$2,484	72,143	$—	$2,484
Trading
Short-term:
Auction rate securities				16,479
Long-term:
Auction rate securities				32,524
Total				$121,146

December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$14,998	$—	$—	$14,998	$—	$—

Available-for-sale
Short-term:
Auction rate securities	3,651	—	162	3,489	—	162
Long-term:
Auction rate securities	88,334	—	7,498	80,836	—	7,498
Total	$106,983	$—	$7,660	$99,323	$—	$7,660

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the maturities of the Company’s investments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$61,684	$61,662	$18,649	$18,487
Due 1 - 10 years	—	—	300	282
Due 11 - 20 years	2,750	2,553	4,950	4,578
Due 21 - 30 years	47,083	44,818	58,925	53,570
Due 31 - 40 years	12,113	12,113	24,159	22,406
Total	$123,630	$121,146	$106,983	$99,323

5.                                       INVENTORIES

Inventories consist of the following at:

	June 30, 2010	December 31, 2009
Raw materials	$54,041	$43,663
Finished goods	85,192	64,480
	$139,233	$108,143

6.                                       PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	June 30, 2010	December 31, 2009
Land	$3,076	$3,076
Leasehold improvements	2,409	2,365
Furniture and fixtures	1,890	1,752
Office and computer equipment	5,390	5,585
Computer software	8,345	8,313
Equipment	15,551	12,377
Vehicles	12,854	12,170
	49,515	45,638
Less: accumulated depreciation and amortization	(17,477)	(12,324)
	$32,038	$33,314

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                       INTANGIBLES, Net

Intangibles consist of the following at:

	June 30, 2010	December 31, 2009
Amortizing intangibles	$1,047	$1,073
Accumulated amortization	(428)	(414)
	619	659
Non-amortizing intangibles	39,133	32,853
	$39,752	$33,512

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended June 30, 2010 and 2009, respectively.  Amortization expense was $0.02 million for both the six-months ended June 30, 2010 and 2009, respectively.

8.                                       DISTRIBUTION AGREEMENTS

Amounts received pursuant to distribution agreements entered into with certain distributors have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.9 million and $1.8 million for the three-months ended June 30, 2010 and 2009, respectively.  Revenue recognized was $3.7 million for both the six-months ended June 30, 2010 and 2009, respectively.

9.                                       COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $16.7 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms.

In addition to the above purchase obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans through December 31, 2010.  The Company has satisfied its minimum purchase obligation under this agreement as of June 30, 2010.

The Company has noncancelable contractual obligations aggregating approximately $51.1 million, which are related primarily to sponsorships and other marketing activities.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In 2008, the Company entered into licensing and programming agreements with SAP America, Inc. to use its global enterprise resource planning software initiative to replace the Company’s existing legacy software in North America. The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software. As of January 2010, the Company had completed its North American transition to the SAP enterprise resource planning system. The Company intends to complete the transition for its international operations over a multi-year period. The Company estimates the remaining cost for implementation of the initiative will be approximately $0.2 million.

Litigation — In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of proposed consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”) fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On July 2, 2010, the Company filed a petition with the Ninth Circuit seeking permission to file an immediate appeal to reverse the decision to certify a class.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense.  Discovery on the merits of the claims and defenses has just begun.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and is expected to be rescheduled for early 2011.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff. On August 28, 2009, lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint purports to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It names as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly. Plaintiff principally alleges that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleges that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.

On November 16, 2009, the defendants filed their motion to dismiss the Consolidated Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On July 12, 2010, following a hearing, the District Court granted the Defendants’ motion to dismiss the Consolidated Class Action Complaint, with leave to amend, on the grounds, among others, that it failed to specify which statements Plaintiff claimed were false or misleading, failed adequately to allege that certain statements were actionable or false or misleading, and failed adequately to demonstrate that Defendants acted with scienter.  Under the Court’s order, lead plaintiff has until August 27, 2010 to file an amended complaint.

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

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant. The factual allegations of the Consolidated Derivative Complaint were similar to those set forth in the Consolidated Class Action Complaint described above.  The Consolidated Derivative Complaint alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  The Consolidated Derivative Complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Consolidated Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s counsel filed an opposition to the motion on February 22, 2010, in which it stated that lead plaintiff Raymond Merckel was no longer communicating with counsel and that it had located another shareholder of the Company, Anastasia Brueckheimer, who was willing to act as lead plaintiff.  On March 2, 2010, Plaintiff’s counsel filed a motion to amend the Consolidated Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On July 12, 2010, the District Court held a hearing on the Company’s motion to dismiss and on Plaintiff counsel’s motion to amend the Consolidated Derivative Complaint.  In conjunction with the hearing, the District Court issued a tentative ruling that did not grant the motion to amend and instead indicated that the proposed substitute lead plaintiff, Ms. Brueckheimer, should have sought to intervene in the action pursuant to Rule 24.  The Court’s tentative ruling further stated that (assuming that Ms. Brueckheimer were allowed to substitute as lead plaintiff) the Company’s motion to dismiss the Consolidated Derivative Complaint would be granted, with leave to amend, on the ground that the allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors.  Following the hearing, the District Court allowed Ms. Brueckheimer to file a motion for leave to intervene, and Ms. Brueckheimer subsequently filed a motion to intervene on July 16, 2010.  On August 5, 2010, the parties filed a stipulation and proposed order with the District Court pursuant to which Ms. Brueckheimer would be permitted to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Consolidated Derivative Complaint.  Assuming the District Court enters the proposed order, the Complaint in Intervention shall be deemed to have been dismissed with leave to amend for the reasons set forth in the Court’s July 12, 2010 ruling, and Ms. Brueckheimer will have until September 7, 2010 to file a Verified Amended Consolidated Shareholder Derivative Complaint.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Consolidated Class Action Complaint and the Consolidated Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

10.                                 COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income, as reported	$63,838	$57,289	$96,401	$98,855
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	331	1,908	3,149	3,678
Foreign currency translation adjustments	(2,352)	604	(2,667)	1,344
Comprehensive income	$61,817	$59,801	$96,883	$103,877

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of accumulated other comprehensive loss are as follows:

	June 30, 2010	December 31, 2009
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $1.0 million and $3.1 million as of June 30, 2010 and December 31, 2009, respectively	$(1,440)	$(4,589)
Foreign currency translation adjustments	(2,745)	(78)
Total accumulated other comprehensive loss	$(4,185)	$(4,667)

11.                                 TREASURY STOCK PURCHASE

During the three-months ended June 30, 2010, the Company purchased 0.6 million shares of common stock at an average purchase price of $37.68 per share, which the Company holds in treasury.  (See Part II, Item II “Unregistered Sales of Equity Securities and Use of Proceeds”).

12.                                 STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at June 30, 2010: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”). At June 30, 2010, there were 4.1 million shares available for grant under the Company’s stock option plans.

Under the Company’s stock option plans, all grants are made at exercise prices based on the fair value of the common stock on the date of grant. The Company recorded $3.5 million and $3.7 million of compensation expense relating to outstanding options and restricted stock units (granted to outside Directors under the 2009 Directors Plan) during the three-months ended June 30, 2010 and 2009, respectively.  The Company recorded $8.5 million and $6.4 million of compensation expense relating to outstanding options and restricted stock units during the six-months ended June 30, 2010 and 2009, respectively. Refer to “Change in Estimated Forfeiture Rate” within this Note 12 for additional information.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. Stock-based compensation cost for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached and (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during the three- and six months ended June 30, 2010 and 2009, respectively:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58.7%	63.5%	59.2%	64.4%
Risk-free interest rate	2.2%	2.5%	2.3%	2.3%
Expected term	5.7 Years	5.5 Years	5.7 Years	5.3 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2010	10,705	$15.37	5.9	$248,288
Granted 01/01/10 - 03/31/10	74	$39.42
Granted 04/01/10 - 06/30/10	213	$39.83
Exercised	(632)	$7.95
Cancelled or forfeited	(150)	$33.34
Outstanding at June 30, 2010	10,210	$16.25	5.6	$235,105
Vested and expected to vest in the future at June 30, 2010	9,823	$15.50	5.4	$233,496
Exercisable at June 30, 2010	7,135	$9.33	4.4	$213,153

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2010 and 2009 was $21.85 per share and $20.84 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2010 and 2009 was $21.91 per share and $20.21 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2010 and 2009 was $0.5 million and $2.1 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2010 and 2009 was $21.3 million and $9.7 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2010 and 2009 was approximately $0.5 million and $0.3 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2010 and 2009 was approximately $5.0 million and $1.3 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended June 30, 2010 and 2009 was $0.1 million and $0.9 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the six-months ended June 30, 2010 and 2009 was $6.6 million and $2.1 million, respectively.

At June 30, 2010, there was $48.5 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

On June 9, 2010, the Company granted 0.006 million restricted stock units to outside Directors vesting one year after grant date. The weighted-average grant-date fair value of the restricted stock units granted during the three-months ended June 30, 2010 was $38.40 per share. At June 30, 2010, total unrecognized compensation expense relating to unvested restricted stock units was $0.2 million, which is expected to be recognized over a weighted-average period of one year.

Change in Estimated Forfeiture Rate

During the three-months ended March 31, 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its most senior executives based on their dissimilar historical forfeiture experience as compared to non-senior executives.  This modification resulted in a change from a 3.0% forfeiture rate to an 11.2% forfeiture rate for the Company’s employees and non-senior executives. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options, resulting primarily from non-senior executives and other employee departures from the Company. The impact of these events was a benefit of approximately $1.1 million which was included in operating expenses in the condensed consolidated statement of income for the six-months ended June 30, 2009.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.                                 INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include the Company’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized.  A valuation allowance is recorded when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.

During the three-months ended June 30, 2010, the Company established a full valuation allowance against a deferred tax asset, resulting from cumulative net operating losses incurred by a foreign subsidiary of the Company.  The effect of the valuation allowance and its related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $4.2 million for the three- and six-months ended June 30, 2010.

The following is a roll forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2010:

Gross Unrealized Tax Benefits
Balance at December 31, 2009	$397
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases related to settlement with taxing authority	—
Balance at June 30, 2010	$397

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of June 30, 2010, the Company had approximately $0.04 million in interest and penalties related to recognized tax benefits accrued.  It is not expected that the amount of unrecognized tax benefits will change in the next 12 months.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.                                 EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the three- and six-months ended June 30, 2010 and 2009 is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average shares outstanding:
Basic	88,587	90,604	88,467	90,519
Dilutive securities	4,382	4,678	4,516	4,766
Diluted	92,969	95,282	92,983	95,285

For the three-months ended June 30, 2010 and 2009, options outstanding totaling 2.0 million and 2.3 million shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.  For the six-months ended June 30, 2010 and 2009, options outstanding totaling 2.0 million and 2.3 million shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto for the three-months ended June 30, 2010 and 2009 are as follows:

	Three-Months Ended June 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$341,292	$24,409	$—	$365,701
Contribution margin	129,394	1,832	—	131,226
Corporate and unallocated expenses			(21,550)	(21,550)
Operating income				109,676
Other income (expense)	(4)	—	325	321
Income before provision for income taxes	—	—	—	109,997
Depreciation and amortization	1,565	12	1,232	2,809
Trademark amortization	—	11	1	12

	Three-Months Ended June 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$273,459	$26,791	$—	$300,250
Contribution margin	104,982	1,743	—	106,725
Corporate and unallocated expenses			(13,942)	(13,942)
Operating income				92,783
Other income (expense)	(17)	—	418	401
Income before provision for income taxes	—	—	—	93,184
Depreciation and amortization	862	8	307	1,177
Trademark amortization	—	11	1	12

During the first fiscal quarter of 2010, the Company reclassified the Rumba®, Samba and Tango brand energy juices, Lost® Energy™ brand energy drinks and Vidration™ vitamin enhanced water, which were previously reported in the DSD division, to the Warehouse division and recast segment information for the first quarter of 2009. The reclassification resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $3.0 million for the three-months ended June 30, 2009, from amounts previously reported. The reclassification also resulted in an increase in contribution margin of the Warehouse division and a decrease in contribution margin of the DSD division of $0.4 million for the three-months ended June 30, 2009,  from amounts previously reported.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $21.5 million for the three-months ended June 30, 2010 and included $11.7 million of payroll costs, of which $3.5 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.8 million attributable to professional service expenses, including accounting and legal costs, $1.2 million of

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

depreciation, $1.3 million of bad debt expense and $2.5 million of other operating expenses.  Corporate and unallocated expenses were $13.9 million for the three-months ended June 30, 2009 and included $8.9 million of payroll costs, of which $3.7 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $2.8 million attributable to professional service expenses, including accounting and legal costs, and $2.2 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

One customer accounted for approximately 35% and 31% of the Company’s net sales for the three-months ended June 30, 2010 and 2009, respectively.

Net sales to customers outside the United States amounted to $52.5 million and $31.4 million for the three-months ended June 30, 2010 and 2009, respectively. Such sales were approximately 14.4% and 10.4% of net sales for the three-months ended June 30, 2010 and 2009, respectively.

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto for the six-months ended June 30, 2010 and 2009 are as follows:

	Six-Months Ended June 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$558,446	$45,366	$—	$603,812
Contribution margin	202,449	2,098	—	204,547
Corporate and unallocated expenses			(44,085)	(44,085)
Operating income				160,462
Other income (expense)	55	—	1,251	1,306
Income before provision for income taxes	—	—	—	161,768
Depreciation and amortization	3,029	23	2,398	5,450
Trademark amortization	—	22	2	24

	Six-Months Ended June 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$494,378	$50,078	$—	$544,456
Contribution margin	184,956	2,226	—	187,182
Corporate and unallocated expenses			(28,622)	(28,622)
Operating income				158,560
Other income (expense)	(34)	—	(2,087)	(2,121)
Income before provision for income taxes	—	—	—	156,439
Depreciation and amortization	1,428	15	804	2,247
Trademark amortization	—	22	22	44

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the first fiscal quarter of 2010, the Company reclassified the Rumba®, Samba and Tango brand energy juices, Lost® Energy™ brand energy drinks and Vidration™ vitamin enhanced water, which were previously reported in the DSD division, to the Warehouse division and recast segment information for the first quarter of 2009. The reclassification resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $4.6 million for the six-months ended June 30, 2009, from amounts previously reported. The reclassification also resulted in a decrease in contribution margin of the Warehouse division and an increase in contribution margin of the DSD division of $0.3 million for the six-months ended June 30, 2009, from amounts previously reported.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $44.1 million for the six-months ended June 30, 2010 and included $24.6 million of payroll costs, of which $8.5 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $10.3 million attributable to professional service expenses, including accounting and legal costs, $2.4 million of depreciation, $1.3 million of bad debt expense and $5.5 million of other operating expenses.  Corporate and unallocated expenses were $28.6 million for the six-months ended June 30, 2009 and included $17.6 million of payroll costs, of which $6.4 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $5.9 million attributable to professional service expenses, including accounting and legal costs, and $5.1 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

One customer accounted for approximately 36% of the Company’s net sales for the six-months ended June 30, 2010. Two customers accounted for approximately 30% and 10% of the Company’s net sales for the six-months ended June 30, 2009.

Net sales to customers outside the United States amounted to $81.9 million and $60.5 million for the six-months ended June 30, 2010 and 2009, respectively. Such sales were approximately 13.6% and 11.1% of net sales for the six-months ended June 30, 2010 and 2009, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s net sales by product line for the three- and six-months ended June 30, 2010 and 2009, respectively, are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Energy drinks	$332,769	$274,978	$543,719	$498,584
Non-carbonated (primarily juice based beverages and Peace Tea™ iced teas)	20,634	15,433	37,756	28,366
Carbonated (primarily soda beverages)	9,934	8,570	17,701	16,237
Other	2,364	1,269	4,636	1,269
	$365,701	$300,250	$603,812	$544,456

16.                                 RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company.  Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended June 30, 2010 and 2009 were $1.2 million and $0.2 million, respectively.  Expenses incurred in connection with services rendered by such firm to the Company during the six-months ended June 30, 2010 and 2009 were $2.5 million and $0.5 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during both the three-months ended June 30, 2010 and June 30, 2009 were $0.2 million, respectively.  Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2010 and June 30, 2009 were $0.3 million and $0.4 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, juice blends, juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®, Monster Hitman Energy Shooter™, Nitrous™ Monster Energy®, X-Presso Monster™-Hammer and Lost® Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices. We market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee + energy drinks. We market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. We market, sell and distribute enhanced water beverages under the Vidration™ brand name. We market, sell and distribute ready-to-drink iced teas under the Peace Tea™ and Admiral™ brand names. We market, sell and distribute beverages under the SELF Beauty Elixir™ brand name.

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

Our gross sales of $415.3 million for the three-months ended June 30, 2010 represented record sales for our second fiscal quarter.  The increase in gross sales for the three-months ended June 30, 2010 was primarily attributable to increased sales of our Monster Energy® brand energy drinks.

Our gross sales of $685.9 million for the six-months ended June 30, 2010 were impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010 (the “Advance Purchases”). We previously estimated that gross sales for the three-months ended December 31, 2009 were increased by approximately 4% to 6% as a result of the Advance Purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks and our Java MonsterTM product line. Any decrease in sales of our Monster Energy® brand energy drinks and/or Java MonsterTM product line could have a significant adverse effect on our future revenues and net income. Our DSD segment represented 93.3% and 91.1% of our consolidated net sales for the three-months ended June 30, 2010 and 2009, respectively. Our Warehouse segment represented 6.7% and 8.9% of our consolidated net sales for the three-months ended June 30, 2010 and 2009, respectively. Our DSD segment represented 92.5% and 90.8% of our consolidated net sales for the six-months ended June 30, 2010 and 2009, respectively. Our Warehouse segment represented 7.5% and 9.2% of our consolidated net sales for the six-months ended June 30, 2010 and 2009, respectively.  Competitive pressure in the energy drink category could adversely affect our operating results.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods, including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers, to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products. We also utilize prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, personality endorsements (including from television and other well known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $66.6 million and $39.4 million for the three-months ended June 30, 2010 and 2009, respectively. Such sales were approximately 16.0% and 11.4% of gross sales for the three-months ended June 30, 2010 and 2009, respectively. Gross sales to customers outside the United States amounted to $104.4 million and $74.6 million for the six-months ended June 30, 2010 and 2009, respectively. Such sales were approximately 15.2% and 11.9% of gross sales for the six-months ended June 30, 2010 and 2009, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the three- and six-months ended June 30, 2010 and 2009 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
Full service distributors	64%	67%	64%	65%
Club stores, drug chains & mass merchandisers	13%	12%	12%	13%
Outside the U.S.	16%	11%	15%	12%
Retail grocery, specialty chains and wholesalers	5%	7%	6%	7%
Other	2%	3%	3%	3%

Our customers include Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and SUPERVALU, Inc.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. CCE, a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 35% and 31% of our consolidated net sales for the three-months ended June 30, 2010 and 2009, respectively and 36% and 30% of our consolidated net sales for the six-months ended June 30, 2010 and 2009, respectively. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse divisions, accounted for approximately 10% of our net sales for the six-months ended June 30, 2009.  Wal-Mart, Inc. accounted for less than 10% of our net sales for the six-months ended June 30, 2010.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2010 and 2009, respectively. (In thousands, except per share amounts)

	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09
Gross sales, net of discounts & returns *	$415,297	$345,830	20.1%	$685,864	$624,684	9.8%
Less: Promotional and other allowances**	49,596	45,580	8.8%	82,052	80,228	2.3%
Net sales	365,701	300,250	21.8%	603,812	544,456	10.9%
Cost of sales	172,351	138,421	24.5%	285,907	252,448	13.3%
Gross profit***	193,350	161,829	19.5%	317,905	292,008	8.9%
Gross profit margin as a percentage of net sales	52.9%	53.9%		52.6%	53.6%

Operating expenses	83,674	69,046	21.2%	157,443	133,448	18.0%
Operating expenses as a percentage of net sales	22.9%	23.0%		26.1%	24.5%

Operating income	109,676	92,783	18.2%	160,462	158,560	1.2%
Operating income as a percentage of net sales	30.0%	30.9%		26.6%	29.1%

Other income (expense):
Interest and other income, net	1,034	401	157.9%	1,443	1,418	1.8%
Loss on investments and put option, net	(713)	—	100.0%	(137)	(3,539)	(96.1)%
Total other income (expense)	321	401	(20.0)%	1,306	(2,121)	(161.6)%

Income before provision for income taxes	109,997	93,184	18.0%	161,768	156,439	3.4%

Provision for income taxes	46,159	35,895	28.6%	65,367	57,584	13.5%

Net income	$63,838	$57,289	11.4%	$96,401	$98,855	(2.5)%
Net income as a percentage of net sales	17.5%	19.1%		16.0%	18.2%

Net income per common share:
Basic	$0.72	$0.63	14.0%	$1.09	$1.09	(0.2)%
Diluted	$0.69	$0.60	14.2%	$1.04	$1.04	(0.1)%

Case sales (in thousands)
(in 192-ounce case equivalents)	35,861	29,256	22.6%	60,066	52,724	13.9%

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

*** Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses.  We include out-bound freight and warehouse costs in operating expenses.

Results of Operations for the Three-Months Ended June 30, 2010 Compared to the Three-Months Ended June 30, 2009

Gross Sales.* Gross sales were $415.3 million for the three-months ended June 30, 2010, an increase of approximately $69.5 million, or 20.1% higher than gross sales of $345.8 million for the three-months ended June 30, 2009.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line (introduced in July 2009) and sales of Peace Tea™ iced teas (introduced in December 2009).  The increase in gross sales was partially offset by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, apple juice, our Java Monster™ product line and Rumba®, Samba and Tango energy juices. Promotional and other allowances were $49.6 million for the three-months ended June 30, 2010, an increase of $4.0 million, or 8.8% higher than promotional and other allowances of $45.6 million for the three-months ended June 30, 2009. Promotional and other allowances as a percentage of gross sales decreased to 11.9% from 13.2% for the three-months ended June 30, 2010 and 2009, respectively. As a result, the percentage increase in gross sales for the three-months ended June 30, 2010 was lower than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $365.7 million for the three-months ended June 30, 2010, an increase of approximately $65.5 million, or 21.8% higher than net sales of $300.2 million for the three-months ended June 30, 2009.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line and sales of Peace Tea™ iced teas. The increase in net sales was partially offset by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, apple juice and Rumba®, Samba and Tango energy juices.

Case sales, in 192-ounce case equivalents, were 35.9 million cases for the three-months ended June 30, 2010, an increase of approximately 6.6 million cases or 22.6% higher than case sales of 29.3 million cases for the three-months ended June 30, 2009. The average net sales price per case decreased to $10.20 for the three-months ended June 30, 2010 which was 0.6% lower than the average net sales price per case of $10.26 for the three-months ended June 30, 2009. The decrease in the average net sales price per case was attributable to an increase in the proportion of case sales derived from lower priced products and geographic mix.

Net sales for the DSD segment were $341.3 million for the three-months ended June 30, 2010, an increase of approximately $67.8 million, or 24.8% higher than net sales of $273.5 million for the three-months ended June 30, 2009. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line and sales of Peace Tea™ iced teas. The increase in net sales for the DSD segment was partially offset by decreased sales by volume of our Monster Hitman Energy Shooter™ product line.

Net sales for the Warehouse segment were $24.4 million for the three-months ended June 30, 2010, a decrease of approximately $2.4 million, or 8.9% lower than net sales of $26.8 million for the three-months ended June 30, 2009. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice and Rumba®, Samba and Tango energy juices.

Gross Profit.***  Gross profit was $193.4 million for the three-months ended June 30, 2010, an increase of approximately $31.5 million, or 19.5% higher than the gross profit of $161.8 million for the three-months ended June 30, 2009. Gross profit as a percentage of net sales decreased to 52.9% for the three-months ended June 30, 2010 from 53.9% for the three-months ended June 30, 2009. The increase in net sales contributed to the increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was primarily attributable to sales within the DSD segment of products which have lower gross profit margins and geographic mix.

***Gross profit — see definition above.

Operating Expenses.  Total operating expenses were $83.7 million for the three-months ended June 30, 2010, an increase of approximately $14.6 million, or 21.2% higher than total operating expenses of $69.0 million for the three-months ended June 30, 2009. Total operating expenses as a percentage of net sales was 22.9% for the three-months ended June 30, 2010, compared to 23.0% for the three-months ended June 30, 2009. The increase in operating expenses was partially attributable to increased out-bound freight and warehouse costs of $3.3 million, increased expenditures of $3.3 million for sponsorships and endorsements, increased payroll expenses of $3.0 million, increased expenditures of $2.6 million for point-of-sale materials, increased expenditures of $2.0 million for professional service fees, including legal and accounting costs, increased expenditures of $1.5 million for allocated trade development and increased bad debt expense of $1.1 million. The increase in operating expenses was partially offset by decreased expenditures of $2.0 million for merchandise displays.

Contribution Margin.  Contribution margin for the DSD segment was $129.4 million for the three-months ended June 30, 2010, an increase of approximately $24.4 million, or 23.3% higher than contribution margin of $105.0 million for the three-months ended June 30, 2009. The increase in the contribution margin for the DSD segment was primarily attributable to increased sales of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line and sales of Peace Tea™ iced teas.  Contribution margin for the Warehouse segment was $1.8 million for the three-months ended June 30, 2010, approximately $0.1 million higher than contribution margin of $1.7 million for the three-months ended June 30, 2009. The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross profit as a percentage of net sales.

Operating Income.  Operating income was $109.7 million for the three-months ended June 30, 2010, an increase of approximately $16.9 million, or 18.2% higher than operating income of $92.8 million for the three-months ended June 30, 2009. Operating income as a percentage of net sales decreased to 30.0% for the three-months ended June 30, 2010 from 30.9% for the three-months ended June 30, 2009.  The increase in operating income was primarily due to an increase in gross profit of $31.5 million, partially offset by a $14.6 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit as a percentage of net sales. Operating income included operating losses of $4.3 million and $1.7 million for the three-months ended June 30, 2010 and 2009, respectively, in relation to our operations in Europe and Australia.

Other Income (Expense).  Other income (expense) was $0.3 million for the three-months ended June 30, 2010, a decrease of $0.1 million from $0.4 million for the three-months ended June 30, 2009.

Provision for Income Taxes.  Provision for income taxes was $46.2 million for the three-months ended June 30, 2010, an increase of $10.3 million or 28.6% higher than the provision for income taxes of $35.9 million for the three-months ended June 30, 2009. The increase in the provision for income taxes was primarily due to increased operating income of $16.9 million. The effective combined federal, state  and foreign tax rate increased to 42.0% from 38.5% for the three-months ended June 30, 2010 and 2009, respectively. The increase in tax rates was primarily the result of the establishment of a full valuation allowance against a deferred tax asset of a foreign subsidiary during the three-months ended June 30, 2010. The effect of the valuation allowance and its related impact on the Company’s overall tax rate increased the provision for income taxes by $4.2 million for the three-months ended June 30, 2010.

Net Income.  Net income was $63.8 million for the three-months ended June 30, 2010, an increase of $6.5 million or 11.4% higher than net income of $57.3 million for the three-months ended June 30, 2009. The increase in net income was primarily attributable to an increase in gross profit of $31.5 million. The increase in net income was partially offset by an increase in operating expenses of $14.6 million and an increase in the provision for income taxes of $10.3 million.

Results of Operations for the Six-Months Ended June 30, 2010 Compared to the Six-Months Ended June 30, 2009

Gross Sales.* Gross sales were $685.9 million for the six-months ended June 30, 2010, an increase of approximately $61.2 million, or 9.8% higher than gross sales of $624.7 million for the six-months ended June 30, 2009.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line (introduced in July 2009) and sales of Peace Tea™ iced teas (introduced in December 2009).  The increase in gross sales was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, our Java Monster™ product line, apple juice and Rumba®, Samba and Tango energy juices. Promotional and other allowances were $82.1 million for the six-months ended June 30, 2010, an increase of $1.8 million, or 2.3% higher than promotional and other allowances of $80.2 million for the six-months ended June 30, 2009. Promotional and other allowances as a percentage of gross sales decreased to 12.0% from 12.8% for the six-months ended June 30, 2010 and 2009, respectively. As a result, the percentage increase in gross sales for the six-months ended June 30, 2010 was lower than the percentage increase in net sales.

*Gross sales — see definition above.

Net Sales. Net sales were $603.8 million for the six-months ended June 30, 2010, an increase of approximately $59.4 million, or 10.9% higher than net sales of $544.5 million for the six-months ended June 30, 2009.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line and sales of Peace Tea™ iced teas. The increase in net sales was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, apple juice, Rumba®, Samba and Tango energy juices and our Java Monster™ product line.

Case sales, in 192-ounce case equivalents, were 60.1 million cases for the six-months ended June 30, 2010, an increase of approximately 7.3 million cases or 13.9% higher than case sales of 52.7 million cases for the six-months ended June 30, 2009. The  average net sales price per case decreased to $10.05 for the six-months ended June 30, 2010 which was 2.7% lower than the average net sales price per case of $10.33 for the six-months ended June 30, 2009. The decrease in the average net sales price per case was attributable to an increase in the proportion of case sales derived from lower priced products and geographic mix.

Net sales for the DSD segment were $558.4 million for the six-months ended June 30, 2010, an increase of approximately $64.1 million, or 13.0% higher than net sales of $494.4 million for the six-months ended June 30, 2009. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line and sales of Peace Tea™ iced teas. The increase in net sales for the DSD segment was partially offset by decreased sales by volume of our Monster Hitman Energy Shooter™ product line and our Java Monster™ product line.

Net sales for the Warehouse segment were $45.4 million for the six-months ended June 30, 2010, a decrease of approximately $4.7 million, or 9.4% lower than net sales of $50.1 million for the six-months ended June 30, 2009. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice and Rumba®, Samba and Tango energy juices. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of our juice blends.

Gross Profit.***  Gross profit was $317.9 million for the six-months ended June 30, 2010, an increase of approximately $25.9 million, or 8.9% higher than the gross profit of $292.0 million for the six-months ended June 30, 2009. Gross profit as a percentage of net sales decreased to 52.6% for the six-months ended June 30, 2010 from 53.6% for the six-months ended June 30, 2009. The increase in net sales contributed to the increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was primarily attributable to sales within the DSD segment of products which have lower gross profit margins and geographic mix.

***Gross profit — see definition above.

Operating Expenses.  Total operating expenses were $157.4 million for the six-months ended June 30, 2010, an increase of approximately $24.0 million, or 18.0% higher than total operating expenses of $133.4 million for the six-months ended June 30, 2009. Total operating expenses as a percentage of net sales was 26.1% for the six-months ended June 30, 2010, compared to 24.5% for the six-months ended June 30, 2009. The increase in operating expenses was partially attributable to increased payroll expenses of $8.3 million (of which $2.1 million was related to an increase in stock-based compensation), increased expenditures of $7.0 million for sponsorships and endorsements, increased out-bound freight and warehouse costs of $4.0 million, increased expenditures of $4.4 million for professional service fees, including legal and accounting costs, increased expenditures of $3.1 million for point-of-sale materials, increased depreciation expense of $1.3 million, increased bad debt expense of $1.1 million and increased expenditures of $1.0 million for allocated trade development. The increase in operating expenses was partially offset by decreased expenditures of $2.0 million for merchandise displays, decreased expenditures of $1.6 million for samples, decreased expenditures of $1.5 million related to the costs associated with terminating existing distributors and decreased expenditures of $1.0 million for in-store demos.

Contribution Margin.  Contribution margin for the DSD segment was $202.4 million for the six-months ended June 30, 2010, an increase of approximately $17.5 million, or 9.5% higher than contribution margin of $185.0 million for the six-months ended June 30, 2009. The increase in the contribution margin for the DSD segment was primarily attributable to increased sales of our Monster Energy® brand energy drinks, sales of our Nitrous™ Monster Energy® product line and sales of Peace Tea™ iced teas.  Contribution margin for the Warehouse segment was $2.1 million for the six-months ended June 30, 2010, approximately $0.1 million lower than contribution margin of $2.2 million for the six-months ended June 30, 2009. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a decrease in net sales.

Operating Income.  Operating income was $160.5 million for the six-months ended June 30, 2010, an increase of approximately $1.9 million, or 1.2% higher than operating income of $158.6 million for the six-months ended June 30, 2009. Operating income as a percentage of net sales decreased to 26.6% for the six-months ended June 30, 2010 from 29.1% for the six-months ended June 30, 2009.  The increase in operating income was primarily due to an increase in gross profit of $25.9 million, partially offset by a $24.0 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit as a percentage of net sales and an increase in operating expenses as a percentage of net sales. Operating income included operating losses of $8.2 million and $0.9 million for the six-months ended June 30, 2010 and 2009, respectively, in relation to our operations in Europe and Australia.

Other Income (Expense).  Other income (expense) was $1.3 million for the six-months ended June 30, 2010, an increase of $3.4 million from ($2.1) million for the six-months ended June 30, 2009. This increase was primarily attributable to a $3.5 million other-than-temporary impairment of long-term investments recorded for the six-months ended June 30, 2009. To a lesser extent, the increase in other income (expense) was attributable to a $0.7 million increase in realized foreign currency gain. The increase in other income (expense) was partially offset by decreased interest revenue earned on our cash balances and short- and long-term investments for the six-months ended June 30, 2010.

Provision for Income Taxes.  Provision for income taxes was $65.4 million for the six-months ended June 30, 2010, an increase of $7.8 million or 13.5% higher than the provision for income taxes of $57.6 million for the six-months ended June 30, 2009.  The effective combined federal and state and foreign tax rate increased to 40.4% from 36.8% for the six-months ended June 30, 2010 and 2009, respectively. The increase in tax rates was primarily the result of the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary during the six-months ended June 30, 2010. The effect of the valuation allowance and its related impact on the Company’s overall tax rate increased the provision for income taxes by $4.2 million for the six-months ended June 30, 2010.

Net Income.  Net income was $96.4 million for the six-months ended June 30, 2010, a decrease of $2.5 million or 2.5% lower than net income of $98.9 million for the six-months ended June 30, 2009. The decrease in net income was primarily attributable to a $24.0 million increase in operating expenses and a $7.8 million increase in the provision for incomes taxes.

Liquidity and Capital Resources

Cash flows provided by operating activities — Net cash provided by operating activities was $126.7 million for the six-months ended June 30, 2010, as compared with net cash provided by operating activities of $31.0 million for the six-months ended June 30, 2009.  For the six-months ended June 30, 2010, cash provided by operating activities was primarily attributable to net income earned of $96.4 million and adjustments for certain non-cash expenses consisting of $8.5 million of stock-based compensation, $5.5 million of depreciation and other amortization, a $4.2 million impairment on investments and a $2.6 million increase in deferred income taxes. For the six-months ended June 30, 2010, cash provided by operations also increased due to a $40.2 million increase in accounts payable, a $25.2 million increase in income taxes payable  and a $20.5 million increase in accrued liabilities. For the six-months ended June 30, 2010, cash provided by operating activities was reduced due to a $32.8 million increase in inventory, a $25.3 million increase in accounts receivable, a $6.6 million increase in tax benefit from exercise of stock options, a $4.1 million gain on the Put Option, a $3.9 million decrease in deferred revenue, a $3.8 million increase in prepaid expenses and other current assets, and a $1.6 million decrease in accrued compensation.

Cash flows used in investing activities — Net cash used in investing activities was $31.1 million for the six-months ended June 30, 2010, as compared to net cash used in investing activities of $8.3 million for the six-months ended June 30, 2009.  For the six-months ended June 30, 2010, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment and additions to intangibles.  For the six-months ended June 30, 2009 cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and property and equipment. For the six-months ended June 30, 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and available-for-sale investments. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows (used in) provided by financing activities — Net cash used in financing activities was $12.1 million for the six-months ended June 30, 2010, as compared to net cash provided by financing activities of $2.5 million for the six-months ended June 30, 2009. For the six-months ended June 30, 2010, cash used in financing activities was primarily attributable to $23.5 million of purchases of common stock.  For the six-months ended June 30, 2010, cash provided by financing activities was primarily attributable to a $6.6 million excess tax benefit in connection with the exercise of certain stock options and proceeds of $5.0 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments — At June 30, 2010, we had $409.9 million in cash and cash equivalents and $121.1 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  The majority of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the six-months ended June 30, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

In March 2010, we entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, we have the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the three-months ended June 30, 2010, $0.6 million of par value ARS Securities were redeemed through normal market channels.  Subsequent to June 30, 2010, $2.5 million of par value ARS Securities matured or were redeemed through normal market channels.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option and should be recognized as a separate freestanding asset and is accounted for separately from our auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, we elected the fair value option under ASC 825-10 in accounting for the Put Option. As of June 30, 2010, we recorded $4.1 million ($5.1 million as of March 31, 2010) as the fair market value of the Put Option ($1.6 million current portion included in prepaid expenses and other current assets and $2.5 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) gain of ($1.0) million and $4.1 million recorded in other income (expense) in the condensed consolidated statement of income for the three- and six-months ended June 30, 2010, respectively.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At June 30, 2010, we held auction rate securities with a face value of $87.3 million (amortized cost basis of $78.6 million). A Level 3 valuation was performed on our auction rate securities as of June 30, 2010 resulting in a fair value of $27.2 million for our available-for-sale auction rate securities (after a $6.5 million impairment) and $49.0 million for our trading auction rate securities, which are included in short- and long-term investments. This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related Put Option beginning March 22, 2011. As a result, we immediately recognized a loss on trading securities of $4.9 million through earnings during the first fiscal quarter of 2010.  In addition, we determined that of the $6.5 million impairment of our available-for-sale auction rate securities at June 30, 2010, $2.4 million was deemed temporary and $4.1 million was deemed other-than-temporary.  The other-than-temporary impairment was deemed Credit Loss related.  We recorded  a net $0.4 million gain through earnings as a result of the redemption, at par, of a previously other-than-temporary impaired security during the six-months ended June 30, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and charged through earnings for the years ended December 31, 2009 and 2008, respectively). At June 30, 2010, $2.4 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of accumulated other comprehensive loss. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of the acquisition of the Put Option during the first fiscal quarter of 2010, the revaluation of the Put Option as of June 30, 2010, the transfer from available-for-sale to trading of the ARS Securities and a recognized gain resulting from the redemption, at par, of a previously other-than-temporary impaired auction rate security during the first fiscal quarter of 2010, resulted in  losses of $0.7 million and $0.1 million, included in other income (expense) for the three- and six-months ended June 30, 2010, respectively.

We hold additional auction rate securities that do not have a related put option.  These auction rate securities will continue to be classified as available-for-sale.  The Company intends to retain its investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

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

Debt and other obligations — We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2010, under which we may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2012. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at June 30, 2010. Letters of credit issued on our behalf, totaling $0.2 million under this credit facility, were outstanding as of June 30, 2010 and December 31, 2009.

At June 30, 2010, we were in compliance with the terms of our line of credit, which contains certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $20.0 million through June 2011.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of June 30, 2010:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$51,142	$37,263	$13,879	$—	$—
Capital Leases	135	135	—	—	—
Operating Leases	17,344	3,183	7,447	4,741	1,973
Purchase Commitments	16,747	16,747	—	—	—
	$85,368	$57,328	$21,326	$4,741	$1,973

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

In addition to the above purchase obligations, pursuant to a can supply agreement between the Company and Rexam Beverage Can Company (“Rexam”), the Company has undertaken to purchase a minimum volume of 24-ounce re-sealable aluminum beverage cans through December 31, 2010. The Company has satisfied its minimum purchase obligation under this agreement as of June 30, 2010.

In addition to the above purchase obligations, approximately $0.4 million of recognized tax benefits have been recorded as liabilities as of June 30, 2010, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $0.04 million as of June 30, 2010.

In 2008, we entered into licensing and programming agreements with SAP America, Inc. to use its global enterprise resource planning software initiative to replace our existing legacy software in North America. The Company also entered into agreements with Axon Solutions, Inc. and Vistex Inc. for the implementation and configuration of the SAP software. As of January 2010, we had completed our North American transition to the SAP enterprise resource planning system. It is our intention to complete the transition for our international operations over a multi-year period. We estimate the remaining costs for implementation of the initiative will be approximately $0.2 million.

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

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2010 and 2009, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may be mitigated; however, such fluctuations may be more pronounced as the distribution of our products expands outside of California. Our experience with our energy drink products suggests that they are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes in and/or increased advertising and promotional expenses.

	Three-Months Ended		Six-Months Ended
(In thousands, except average	June 30,		June 30,
price per case)	2010	2009	2010	2009
Net sales	$365,701	$300,250	$603,812	$544,456
Case sales (192-ounce case equivalents)	35,861	29,256	60,066	52,724
Average price per case	$10.20	$10.26	$10.05	$10.33

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. In addition, with respect to the reconciliation of Level 3 fair value measurements, information on purchases, sales, issuances and settlements, requires separate presentation. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurements of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  The new guidance requires expanded disclosures only, and did not and is not expected to have a material effect on the Company’s financial position, results of operations and liquidity.

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

•                  Our ability to achieve both domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels or mixes of product sales;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar and other sweeteners, glucose, sucrose and milk and cream, which are used in many of our products) and limited availability of certain raw materials. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.

Our gross sales to customers outside of the United States were approximately 16.0% and 15.2% of consolidated gross sales for the three- and six-months ended June 30, 2010, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of June 30, 2010 to be significant. For the three- and six-months ended June 30, 2010 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At June 30, 2010, we had $409.9 million in cash and cash equivalents and $121.1 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury Bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.

In March 2010, we entered into the ARS Agreement, related to $54.2 million in par value auction rate securities.  Under the ARS Agreement, we have the right, but not the obligation, to sell the ARS Securities including all accrued but unpaid interest as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the ARS Securities when the auction process fails. As of June 30, 2010, we recorded $4.1 million ($5.1 million as of March 31, 2010) as the fair market value of the Put Option ($1.6 million current portion included in prepaid expenses and other current assets and $2.5 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) gain of ($1.0) million and $4.1 million recorded in other income (expense) in the condensed consolidated statement of income for the three- and six-months ended June 30, 2010.  In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related put option beginning March 22, 2011. As a result, we immediately recognized a loss on trading securities of $4.9 million through earnings during the first fiscal quarter of 2010.  During the three-months ended June 30, 2010, $0.6 million of par value ARS Securities were redeemed through normal market channels.  Subsequent to June 30, 2010, $2.5 million of par value ARS Securities matured or were redeemed through normal market channels.

The applicable interest rate on our auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the six-months ended June 30, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed. Based on an assessment of fair value as of June 30, 2010, we determined that there was a decline in fair value of our auction rate securities of $6.5 million. We determined that of the $6.5 million decline in fair value of our auction rate securities at June 30, 2010, $2.4 million was deemed temporary and $4.1 million was deemed other-than-temporary. At June 30, 2010, $2.4 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of other comprehensive loss. We recorded a $0.4 million gain through earnings as a result of the redemption, at par, of a previously other-than-temporary impaired security for the six-months ended June 30, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, for additional information on our auction rate securities.

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

Changes in Internal Control Over Financial Reporting — There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of proposed consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”) fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On July 2, 2010, the Company filed a petition with the Ninth Circuit seeking permission to file an immediate appeal to reverse the decision to certify a class.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense.  Discovery on the merits of the claims and defenses has just begun.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and is expected to be rescheduled for early 2011.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff. On August 28, 2009, lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint purports to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It names as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly. Plaintiff principally alleges that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleges that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.

On November 16, 2009, the defendants filed their motion to dismiss the Consolidated Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On July 12, 2010, following a hearing, the District Court granted the Defendants’ motion to dismiss the Consolidated Class Action Complaint, with leave to amend, on the grounds, among others, that it failed to specify which statements Plaintiff claimed were false or misleading, failed adequately to allege that certain statements were actionable or false or misleading, and failed adequately to demonstrate that Defendants acted with scienter.  Under the Court’s order, lead plaintiff has until August 27, 2010 to file an amended complaint.

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

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant. The factual allegations of the Consolidated Derivative Complaint were similar to those set forth in the Consolidated Class Action Complaint described above.  The Consolidated Derivative Complaint alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  The Consolidated Derivative Complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Consolidated Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s counsel filed an opposition to the motion on February 22, 2010, in which it stated that lead plaintiff Raymond Merckel was no longer communicating with counsel and that it had located another shareholder of the Company, Anastasia Brueckheimer, who was willing to act as lead plaintiff.  On March 2, 2010, Plaintiff’s counsel filed a motion to amend the Consolidated Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff.

On July 12, 2010, the District Court held a hearing on the Company’s motion to dismiss and on Plaintiff counsel’s motion to amend the Consolidated Derivative Complaint.  In conjunction with the hearing, the District Court issued a tentative ruling that did not grant the motion to amend and instead indicated that the proposed substitute lead plaintiff, Ms. Brueckheimer, should have sought to intervene in the action pursuant to Rule 24.  The Court’s tentative ruling further stated that (assuming that Ms. Brueckheimer were allowed to substitute as lead plaintiff) the Company’s motion to dismiss the Consolidated Derivative Complaint would be granted, with leave to amend, on the ground that the allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors.  Following the hearing, the District Court allowed Ms. Brueckheimer to file a motion for leave to intervene, and Ms. Brueckheimer subsequently filed a motion to intervene on July 16, 2010.  On August 5, 2010, the parties filed a stipulation and proposed order with the District Court pursuant to which Ms. Brueckheimer would be permitted to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Consolidated Derivative Complaint.  Assuming the District Court enters the proposed order, the Complaint in Intervention shall be deemed to have been dismissed with leave to amend for the reasons set forth in the Court’s July 12, 2010 ruling, and Ms. Brueckheimer will have until September 7, 2010 to file a Verified Amended Consolidated Shareholder Derivative Complaint.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2010, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the three-months ended June 30, 2010, we purchased 0.6 million of the Company’s common stock at an average purchase price of $37.68 per share, which the Company holds in treasury. No shares were purchased during the quarter ended March 31, 2010. As of June 30, 2010, approximately $176.4 million remained available under the plan for the repurchase of the Company’s common stock.

The following tabular summary reflects our repurchase activity during the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
April 1 - April 30	—	$—	—	$200,000
May 1 - May 31	310,721	$37.59	310,721	$188,314
June 1 - June 30	314,000	$37.78	624,721	$176,446
Total	624,721	$37.68

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.8*+	Employment Agreement between Hansen Natural Corporation and Nick R. Gagliardi (made as of June 29, 2009)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Hansen Natural Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Income for the Three- and Six-Months Ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*   Filed herewith

+   This Employment Agreement has been filed herewith as the version filed previously did not include Exhibit A thereto.  On April 2, 2010, Mr. Gagliardi tendered his resignation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: August 9, 2010	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors and Chief Executive Officer