Form 10-Q
period 2010-09-30
HANSEN NATURAL CORP
filed 2010-11-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes X    No

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

Yes       No   X

The Registrant had 88,577,347 shares of common stock, par value $0.005 per share, outstanding as of October 25, 2010.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$509,629	$328,349
Short-term investments	24,203	18,487
Trade accounts receivable, net	130,942	104,206
Distributor receivables	836	4,699
Inventories	148,938	108,143
Prepaid expenses and other current assets	14,974	11,270
Prepaid income taxes	2,661	-
Deferred income taxes	10,350	10,350
Total current assets	842,533	585,504

INVESTMENTS	46,002	80,836
PROPERTY AND EQUIPMENT, net	33,173	33,314
DEFERRED INCOME TAXES	60,948	65,678
INTANGIBLES, net	42,230	33,512
OTHER ASSETS	1,794	1,226
Total Assets	$1,026,680	$800,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,024	$48,863
Accrued liabilities	29,365	14,174
Deferred revenue	9,696	9,125
Accrued distributor terminations	2,553	2,977
Accrued compensation	6,895	7,623
Current portion of debt	244	206
Income taxes payable	-	761
Total current liabilities	139,777	83,729

DEFERRED REVENUE	124,929	131,388

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 98,312 shares issued and 88,561 outstanding as of September 30, 2010; 97,285 shares issued and 88,159 outstanding as of December 31, 2009	492	486
Additional paid-in capital	170,916	137,040
Retained earnings	833,293	670,396
Accumulated other comprehensive loss	(885)	(4,667)
Common stock in treasury, at cost; 9,751 shares and 9,126 shares as of September 30, 2010 and December 31, 2009, respectively	(241,842)	(218,302)
Total stockholders’ equity	761,974	584,953
Total Liabilities and Stockholders’ Equity	$1,026,680	$800,070

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET SALES	$381,466	$307,929	$985,277	$852,385

COST OF SALES	183,540	142,897	469,447	395,345

GROSS PROFIT	197,926	165,032	515,830	457,040

OPERATING EXPENSES	90,371	72,117	247,813	205,565

OPERATING INCOME	107,555	92,915	268,017	251,475

OTHER INCOME (EXPENSE):
Interest and other income, net	541	183	1,983	1,599
Loss on investments and put option, net (Note 3)	(727)	(342)	(864)	(3,880)
Total other income (expense)	(186)	(159)	1,119	(2,281)

INCOME BEFORE PROVISION FOR INCOME TAXES	107,369	92,756	269,136	249,194

PROVISION FOR INCOME TAXES	40,873	36,251	106,239	93,835

NET INCOME	$66,496	$56,505	$162,897	$155,359

NET INCOME PER COMMON SHARE:
Basic	$0.75	$0.63	$1.84	$1.72
Diluted	$0.72	$0.60	$1.75	$1.63

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	88,369	90,154	88,434	90,380
Diluted	92,865	94,683	92,915	95,060

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,897	$155,359
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	36	56
Depreciation and other amortization	8,450	3,929
Loss on disposal of property and equipment	103	82
Stock-based compensation	12,835	9,761
Gain on put option	(3,785)	-
Loss on investments, net	4,649	3,880
Deferred income taxes	2,581	-
Excess tax benefit from exercise of stock options	(10,192)	(2,219)
Provision for doubtful accounts	1,344	11
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(27,929)	(46,220)
Distributor receivables	3,863	85,372
Inventories	(40,611)	(7,116)
Prepaid expenses and other current assets	(594)	(1,287)
Prepaid income taxes	(2,661)	4,977
Accounts payable	42,522	2,600
Accrued liabilities	14,943	12,006
Accrued distributor terminations	(424)	(99,151)
Accrued compensation	(755)	(683)
Income taxes payable	9,431	7,408
Deferred revenue	(5,888)	(5,583)
Net cash provided by operating activities	170,815	123,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	104,967	49,931
Sales of available-for-sale investments	9,200	13,428
Sales of trading investments	5,750	-
Purchases of held-to-maturity investments	(89,969)	(59,978)
Purchases of property and equipment	(7,967)	(16,549)
Proceeds from sale of property and equipment	59	127
Additions to intangibles	(8,754)	(3,365)
Decrease in other assets	162	567
Net cash provided by (used in) investing activities	13,448	(15,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(308)	(1,299)
Tax benefit from exercise of stock options	10,192	2,219
Issuance of common stock	10,907	1,737
Purchases of common stock held in treasury	(23,540)	(50,957)
Net cash used in financing activities	(2,749)	(48,300)

Effect of exchange rate changes on cash and cash equivalents	(234)	1,813

NET INCREASE IN CASH AND CASH EQUIVALENTS	181,280	60,856
CASH AND CASH EQUIVALENTS, beginning of period	328,349	256,801
CASH AND CASH EQUIVALENTS, end of period	$509,629	$317,657

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$9	$45
Income taxes	$97,156	$86,397

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.3 million and $0.7 million for the nine-months ended September 30, 2010 and 2009, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2010 and 2009 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In September 2009, the FASB issued Update No. 2009-13, which updates the existing guidance regarding multiple-element revenue arrangements currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. The guidance also expands the disclosure requirements for revenue recognition and will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2010	Level 1	Level 2	Level 3	Total
Cash	$46,257	$-	$-	$46,257
Money market funds	403,376	-	-	403,376
U.S. Treasuries	59,996	-	-	59,996
Auction rate securities	-	-	70,205	70,205
Put option related to auction rate securities	-	-	3,785	3,785
Total	$509,629	$-	$73,990	$583,619

Amounts included in:
Cash and cash equivalents	$509,629	$-	$-	$509,629
Short-term investments	-	-	24,203	24,203
Investments	-	-	46,002	46,002
Prepaid expenses and other current assets	-	-	3,053	3,053
Other assets	-	-	732	732
Total	$509,629	$-	$73,990	$583,619

December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$16,474	$-	$-	$16,474
Money market funds	266,877	-	-	266,877
U.S. Treasuries	59,996	-	-	59,996
Auction rate securities	-	-	84,325	84,325
Total	$343,347	$-	$84,325	$427,672

Amounts included in:
Cash and cash equivalents	$328,349	$-	$-	$328,349
Short-term investments	14,998	-	3,489	18,487
Investments	-	-	80,836	80,836
Total	$343,347	$-	$84,325	$427,672

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2010:

	Level 3 Auction Rate Securities	Level 3 Put Option
Balance at December 31, 2009	$84,325	$-
Transfers to Level 3	-	-
Recognized gain included in income	-	5,092
Recognized loss included in income	(4,516)	-
Unrealized gain included in other comprehensive loss	4,635	-
Net settlements	(3,675)	-
Balance at March 31, 2010	$80,769	$5,092
Transfers to Level 3	-	-
Recognized gain included in income	279	-
Recognized loss included in income	-	(992)
Unrealized gain included in other comprehensive loss	543	-
Net settlements	(5,425)	-
Balance at June 30, 2010	$76,166	$4,100
Transfers to Level 3	-	-
Recognized gain included in income	547	-
Recognized loss included in income	(957)	(315)
Unrealized gain included in other comprehensive loss	299	-
Net settlements	(5,850)	-
Balance at September 30, 2010	$70,205	$3,785

The majority of the Company’s Level 3 assets are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the nine-months ended September 30, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after September 30, 2010 and December 31, 2009, or those that the Company intends to sell prior to September 30, 2011 as a result of the agreement described below, are classified as long-term investments in the accompanying consolidated balance sheets.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In March 2010, the Company entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, the Company has the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the three- and nine-months ended September 30, 2010, $5.2 million and $5.8 million, respectively, of par value ARS Securities were redeemed at par through normal market channels.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option and should be recognized as a separate freestanding asset and is accounted for separately from the Company’s auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of September 30, 2010, the Company recorded $3.8 million as the fair market value of the Put Option ($3.1 million current portion included in prepaid expenses and other current assets and $0.7 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) gain of ($0.3) million and $3.8 million recorded in other income (expense) in the condensed consolidated statements of income for the three- and nine-months ended September 30, 2010, respectively.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities in installments as indicated above beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At September 30, 2010, the Company held auction rate securities with a face value of $81.5 million (amortized cost basis of $72.4 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2010 resulting in a fair value of $25.8 million for the Company’s available-for-sale auction rate securities (after a $7.2 million impairment) and $44.4 million for the Company’s trading auction rate securities, which are included in short- and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

ASC 320-10-35 indicates that an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a “Credit Loss” exists), and an other-than-temporary impairment shall be considered to have occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as a loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive loss. ASC 320-10-35 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

In connection with the ARS Agreement, during the first fiscal quarter of 2010, the Company reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as the Company has the ability and intent to exercise the related Put Option beginning March 22, 2011. The Company recognized a net gain (loss) through earnings on its trading securities of $0.5 million and ($4.1) million during the three- and nine-months ended September 30, 2010, respectively.

The Company determined that of the $7.2 million impairment of its available-for-sale auction rate securities at September 30, 2010, $2.2 million was deemed temporary and $5.0 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded a net charge through earnings of $1.0 million and $0.6 million of  other-than-temporary impairment that was deemed Credit Loss during the three- and nine- months ended September 30, 2010, respectively ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). At September 30, 2010, $2.2 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of accumulated other comprehensive loss. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the Put Option as of September 30, 2010; (iii) the transfer from available-for-sale to trading of the ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of trading ARS Securities as of September 30, 2010; (v) the redemption at par of certain ARS Securities; (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010; and (vii) an increase in the other-than-temporary impairment of certain auction rate securities, resulted in losses of $0.7 million and $0.9 million, included in other income (expense) for the three- and nine-months ended September 30, 2010, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale securities.  The Company intends to retain its investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

Based on the Company’s ability to access cash and cash equivalents and other short-term investments and based on the Company’s expected operating cash flows, the Company does not anticipate that the current lack of liquidity of these investments will have a material adverse effect on its liquidity or working capital. If uncertainties in the credit and capital markets continue, or uncertainties in the expected performance of the issuer of the Put Option arise, or there are rating downgrades on the auction rate securities held by the Company, the Company may be required to recognize additional impairments on these investments.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.         INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Auction rate securities	$200	$-	$14	$186	$-	$14
Long-term:
Auction rate securities	27,790	-	2,169	25,621	-	2,169
Total	$27,990	$-	$2,183	25,807	$-	$2,183
Trading
Short-term:
Auction rate securities				24,017
Long-term:
Auction rate securities				20,381
Total				$70,205

December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$14,998	$-	$-	$14,998	$-	$-

Available-for-sale
Short-term:
Auction rate securities	3,651	-	162	3,489	-	162
Long-term:
Auction rate securities	88,334	-	7,498	80,836	-	7,498
Total	$106,983	$-	$7,660	$99,323	$-	$7,660

The following table summarizes the maturities of the Company’s investments at:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year	$24,217	$24,203	$18,649	$18,487
Due 1 - 10 years	-	-	300	282
Due 11 - 20 years	4,575	4,148	4,950	4,578
Due 21 - 30 years	36,169	34,427	58,925	53,570
Due 31 - 40 years	7,427	7,427	24,159	22,406
Total	$72,388	$70,205	$106,983	$99,323

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2010	December 31, 2009
Raw materials	$58,727	$43,663
Finished goods	90,211	64,480
	$148,938	$108,143

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2010	December 31, 2009
Land	$3,076	$3,076
Leasehold improvements	2,447	2,365
Furniture and fixtures	1,942	1,752
Office and computer equipment	5,777	5,585
Computer software	8,403	8,313
Equipment	17,395	12,377
Vehicles	14,529	12,170
	53,569	45,638
Less: accumulated depreciation and amortization	(20,396)	(12,324)
	$33,173	$33,314

7.                                     INTANGIBLES, Net

Intangibles consist of the following at:

	September 30, 2010	December 31, 2009
Amortizing intangibles	$1,047	$1,073
Accumulated amortization	(440)	(414)
	607	659
Non-amortizing intangibles	41,623	32,853
	$42,230	$33,512

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

All amortizing trademarks have been assigned an estimated useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended September 30, 2010 and 2009, respectively.  Amortization expense was $0.04 million for both the nine-months ended September 30, 2010 and 2009, respectively.

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to distribution agreements entered into with certain distributors have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $2.3 million and $1.8 million for the three-months ended September 30, 2010 and 2009, respectively.  Revenue recognized was $6.0 million and $5.6 million for the nine-months ended September 30, 2010 and 2009, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $22.9 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms.

The Company has noncancelable contractual obligations aggregating approximately $45.8 million, which are related primarily to sponsorships and other marketing activities.

Litigation – In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of proposed consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”) fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico.  Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006. The Company subsequently filed a petition with the Ninth Circuit seeking permission to file an immediate appeal to reverse the decision to certify a class.  On August 27, 2010, the Ninth Circuit denied the Company’s petition.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010 and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense.  Discovery on the merits of the claims and defenses has just begun.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and has been rescheduled for March, 2011.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff. On August 28, 2009, lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Class Action Complaint”). The Class Action Complaint purported to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It named as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly. Plaintiff principally alleged that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleged that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Class Action Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and sought an unspecified amount of damages.

On November 16, 2009, the defendants filed their motion to dismiss the Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On July 12, 2010, following a hearing, the District Court granted the Defendants’ motion to dismiss the Class Action Complaint, with leave to amend, on the grounds, among others, that it failed to specify which statements Plaintiff claimed were false or misleading, failed adequately to allege that certain statements were actionable or false or misleading, and failed adequately to demonstrate that Defendants acted with scienter.

On August 27, 2010, Plaintiff filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the “Amended Class Action Complaint”).  While similar in many respects to the Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.  The Amended Class Action Complaint continues to allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages. Defendants’ motion to dismiss the Amended Class Action Complaint is due on November 8, 2010.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Derivative Complaint”) was filed.  The Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant. The factual allegations of the Derivative Complaint were similar to those set forth in the Class Action Complaint described above.  The Derivative Complaint alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  The Derivative Complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

On January 8, 2010, the Company filed its motion to dismiss the Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s counsel filed an opposition to the motion on February 22, 2010, in which it stated that lead plaintiff Raymond Merckel was no longer communicating with counsel and that it had located another shareholder of the Company, Anastasia Brueckheimer, who was willing to act as lead plaintiff.  On March 2, 2010, Plaintiff’s counsel filed a motion to amend the Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff.

On July 12, 2010, the District Court held a hearing on the Company’s motion to dismiss and on Plaintiff counsel’s motion to amend the Derivative Complaint.  In conjunction with the hearing, the District Court issued a tentative ruling that did not grant the motion to amend and instead indicated that the proposed substitute lead plaintiff, Ms. Brueckheimer, should have sought to intervene in the action pursuant to Rule 24.  The Court’s tentative ruling further stated that (assuming that Ms. Brueckheimer were allowed to substitute as lead plaintiff) the Company’s motion to dismiss the Derivative Complaint would be granted, with leave to amend, on the ground that the allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors.  Following the hearing, the District Court allowed Ms. Brueckheimer to file a motion for leave to intervene, and Ms. Brueckheimer subsequently filed a motion to intervene on July 16, 2010.  On August 5, 2010, the parties filed a stipulation and proposed order with the District Court pursuant to which Ms. Brueckheimer would be permitted to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Derivative Complaint.  The District Court so-ordered the stipulation and proposed order and, as a result, the Complaint in Intervention was deemed to have been dismissed with leave to amend for the reasons set forth in the Court’s July 12, 2010 ruling.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 1, 2010, Ms. Brueckheimer filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Derivative Complaint”).  While the Amended Derivative Complaint asserts the same causes of action and contains many of the same substantive allegations as the Derivative Complaint, it also advances new allegations about “channel stuffing,” which are substantially similar to the allegations pled in the Amended Class Action Complaint.  The Company’s motion to dismiss the Amended Derivative Complaint is due on December 6, 2010.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Amended Class Action Complaint and the Amended Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

10.                            COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income, as reported	$66,496	$56,505	$162,897	$155,359
Other comprehensive income:
Change in unrealized loss on available-for-sale securities, net of tax	181	451	3,330	4,130
Foreign currency translation adjustments	3,119	826	452	2,170
Comprehensive income	$69,796	$57,782	$166,679	$161,659

The components of accumulated other comprehensive loss are as follows:

	September 30, 2010	December 31, 2009
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $1.0 million and $3.1 million as of September 30, 2010 and December 31, 2009, respectively	$(1,259)	$(4,589)
Foreign currency translation adjustments	374	(78)
Total accumulated other comprehensive loss	$(885)	$(4,667)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            TREASURY STOCK PURCHASE

During the nine-months ended September 30, 2010, the Company purchased 0.6 million shares of common stock at an average purchase price of $37.68 per share for a total amount of $23.6 million, which the Company holds in treasury.  The Company purchased no shares of common stock during the three-months ended September 30, 2010. During the three- and nine-months ended September 30, 2009, the Company purchased 1.6 million shares of common stock at an average purchase price of $31.96 per share for a total amount of $51.0 million, which the Company holds in treasury.

12.                            STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at September 30, 2010: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”). At September 30, 2010, there were 4.0 million shares available for grant under the Company’s stock option plans.

Under the Company’s stock option plans, all grants are made at exercise prices based on the fair value of the common stock on the date of grant. The Company recorded $4.3 million and $3.3 million of compensation expense relating to outstanding options and restricted stock units (granted to non-employee directors under the 2009 Directors Plan) during the three-months ended September 30, 2010 and 2009, respectively. The Company recorded $12.8 million and $9.8 million of compensation expense relating to outstanding options and restricted stock units during the nine-months ended September 30, 2010 and 2009, respectively. Refer to “Change in Estimated Forfeiture Rate” within this Note 12 for additional information.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58%	62%	59%	64%
Risk-free interest rate	1.7%	2.6%	2.1%	2.3%
Expected term	5.9 Years	5.7 Years	5.8 Years	5.4 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2010	10,705	$15.37	5.9	$248,288
Granted 01/01/10 - 03/31/10	74	$39.42
Granted 04/01/10 - 06/30/10	213	$39.83
Granted 07/01/10 - 09/30/10	138	$41.57
Exercised	(1,027)	$10.62
Cancelled or forfeited	(172)	$33.92
Outstanding at September 30, 2010	9,931	$16.61	5.4	$297,980
Vested and expected to vest in the future at September 30, 2010	9,506	$15.78	5.2	$293,174
Exercisable at September 30, 2010	6,838	$9.09	4.1	$256,631

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2010 and 2009 was $22.59 per share and $18.47 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2010 and 2009 was $22.13 per share and $19.90 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2010 and 2009 was $11.9 million and $1.4 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2010 and 2009 was $33.1 million and $11.1 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2010 and 2009 was approximately $5.9 million and $0.3 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2010 and 2009 was approximately $10.9 million and $1.7 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended September 30, 2010 and 2009 was $3.5 million and $0.1 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the nine-months ended September 30, 2010 and 2009 was $10.2 million and $2.2 million, respectively.

At September 30, 2010, there was $47.0 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

On June 9, 2010, the Company granted 0.006 million restricted stock units to non-employee directors vesting one year after grant date. The weighted-average grant-date fair value of the restricted stock units granted during the nine-months ended September 30, 2010 was $38.40 per share. At September 30, 2010, total unrecognized compensation expense relating to unvested restricted stock units was $0.2 million, which is expected to be recognized over a weighted-average period of one year.

Change in Estimated Forfeiture Rate

During the three-months ended March 31, 2009, based on historical experience, the Company modified the estimated annual forfeiture rate used in recognizing stock-based compensation expense for its most senior executives based on their dissimilar historical forfeiture experience as compared to non-senior executives.  This modification resulted in a change from a 3.0% forfeiture rate to an 11.2% forfeiture rate for the Company’s employees and non-senior executives. During the same period, the Company also realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options, resulting primarily from non-senior executives and other employee departures from the Company. The impact of these events was a benefit of approximately $1.1 million which was included in operating expenses in the condensed consolidated statement of income for the nine-months ended September 30, 2009.

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

During the second fiscal quarter of 2010, the Company established a full valuation allowance against a deferred tax asset, resulting from cumulative net operating losses incurred by a foreign subsidiary of the Company.  The effect of the valuation allowance and its related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $0.3 million and $4.5 million for the three- and nine-months ended September 30, 2010.

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2010:

Gross Unrealized Tax Benefits
Balance at December 31, 2009	$397
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	68
Decreases related to settlement with taxing authority	-
Balance at September 30, 2010	$465

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of September 30, 2010, the Company had approximately $0.08 million in interest and penalties related to recognized tax benefits accrued.  It is not expected that the amount of unrecognized tax benefits will significantly change in the next twelve months.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and other jurisdictions.  Federal income tax returns of the Company are subject to IRS examination for the 2007 through 2009 tax years. State income tax returns are subject to examination for the 2005 through 2009 tax years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average shares outstanding:
Basic	88,369	90,154	88,434	90,380
Dilutive securities	4,496	4,529	4,481	4,680
Diluted	92,865	94,683	92,915	95,060

For the three-months ended September 30, 2010 and 2009, options outstanding totaling 1.8 million and 2.5 million shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.  For the nine-months ended September 30, 2010 and 2009, options outstanding totaling 2.0 million and 2.4 million shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.

15.                            SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate and Unallocated.”

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto for the three-months ended September 30, 2010 and 2009 are as follows:

	Three-Months Ended September 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$356,737	$24,729	$-	$381,466
Contribution margin	130,557	(1,904)	-	128,653
Corporate and unallocated expenses			(21,098)	(21,098)
Operating income				107,555
Other income (expense)	(5)	-	(181)	(186)
Income before provision for income taxes	-	-	-	107,369
Depreciation and amortization	1,709	16	1,276	3,001
Trademark amortization	-	11	1	12

	Three-Months Ended September 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$281,382	$26,547	$-	$307,929
Contribution margin	102,543	1,413	-	103,956
Corporate and unallocated expenses			(11,041)	(11,041)
Operating income				92,915
Other income (expense)	(511)	-	352	(159)
Income before provision for income taxes	-	-	-	92,756
Depreciation and amortization	1,174	8	502	1,684
Trademark amortization	-	11	1	12

During the first fiscal quarter of 2010, the Company reclassified the Rumba®, Samba and Tango brand energy juices, Lost® Energy™ brand energy drinks and Vidration™ vitamin enhanced water, which were previously reported in the DSD division, to the Warehouse division and recast segment information for all 2009 reporting periods. The reclassification resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $1.0 million for the three-months ended September 30, 2009, from amounts previously reported. The reclassification also resulted in a decrease in contribution margin of the Warehouse division and an increase in contribution margin of the DSD division of $0.7 million for the three-months ended September 30, 2009, from amounts previously reported.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Included in net sales for the DSD segment for the three-months ended September 30, 2010, was revenue of $2.6 million related to the Epicenter Music Festival (held in September 2010).  Net operating losses of $1.6 million related to Epicenter Music Festival, LLC negatively affected contribution margin for the DSD segment for the three-months ended September 30, 2010. Included in net sales for the DSD segment for the three-months ended September 30, 2009, was revenue of $2.3 million related to the Epicenter Music Festival (held in August 2009) and revenue of $0.9 million related to X-Truck, Inc.  Net operating losses of $2.5 million related to X-Truck, Inc. and Epicenter Music Festival, LLC negatively affected contribution margin for the DSD segment for the three-months ended September 30, 2009.

Corporate and unallocated expenses were $21.1 million for the three-months ended September 30, 2010 and included $12.8 million of payroll costs, of which $4.3 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $5.0 million attributable to professional service expenses, including accounting and legal costs, $1.3 million of depreciation and $2.1 million of other operating expenses.  Corporate and unallocated expenses were $11.0 million for the three-months ended September 30, 2009 and included $9.3 million of payroll costs, of which $3.3 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $3.2 million attributable to professional service expenses, including accounting and legal costs, and $3.2 million of other operating expenses. Included as a reduction to corporate and unallocated expenses for the three-months ended September 30, 2009, were proceeds of $4.7 million related to insurance reimbursements of legal expenses paid by the Company. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

One customer accounted for approximately 33% and 30% of the Company’s net sales for the three-months ended September 30, 2010 and 2009, respectively.

Net sales to customers outside the United States amounted to $56.6 million and $41.2 million for the three-months ended September 30, 2010 and 2009, respectively. Such sales were approximately 14.8% and 13.4% of net sales for the three-months ended September 30, 2010 and 2009, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto for the nine-months ended September 30, 2010 and 2009 are as follows:

	Nine-Months Ended September 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$915,182	$70,095	$-	$985,277
Contribution margin	333,006	193	-	333,199
Corporate and unallocated expenses			(65,182)	(65,182)
Operating income				268,017
Other income (expense)	49	-	1,070	1,119
Income before provision for income taxes	-	-	-	269,136
Depreciation and amortization	4,738	39	3,673	8,450
Trademark amortization	-	33	5	38

	Nine-Months Ended September 30, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$775,761	$76,624	$-	$852,385
Contribution margin	287,498	3,639	-	291,137
Corporate and unallocated expenses			(39,662)	(39,662)
Operating income				251,475
Other income (expense)	(545)	-	(1,736)	(2,281)
Income before provision for income taxes	-	-	-	249,194
Depreciation and amortization	2,600	23	1,306	3,929
Trademark amortization	-	33	23	56

During the first fiscal quarter of 2010, the Company reclassified the Rumba®, Samba and Tango brand energy juices, Lost® Energy™ brand energy drinks and Vidration™ vitamin enhanced water, which were previously reported in the DSD division, to the Warehouse division and recast segment information for all 2009 reporting periods. The reclassification resulted in an increase in net sales of the Warehouse division and a decrease in net sales of the DSD division of $5.5 million for the nine-months ended September 30, 2009, from amounts previously reported. The reclassification also resulted in a decrease in contribution margin of the Warehouse division and an increase in contribution margin of the DSD division of $1.0 million for the nine-months ended September 30, 2009, from amounts previously reported.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Included in net sales for the DSD segment for the nine-months ended September 30, 2010, was revenue of $2.6 million related to the Epicenter Music Festival (held in September 2010).  Net operating losses of $1.7 million related to Epicenter Music Festival, LLC negatively affected contribution margin for the DSD segment for the nine-months ended September 30, 2010.  Included in net sales for the DSD segment for the nine-months ended September 30, 2009, was revenue of $2.3 million related to the Epicenter Music Festival (held in August 2009) and revenue of $2.2 million related to X-Truck, Inc.  Net operating losses of $3.1 million related to X-Truck, Inc. and Epicenter Music Festival, LLC negatively affected contribution margin for the DSD segment for the nine-months ended September 30, 2009.

Corporate and unallocated expenses were $65.2 million for the nine-months ended September 30, 2010 and included $37.5 million of payroll costs, of which $12.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $15.3 million attributable to professional service expenses, including accounting and legal costs, $3.7 million of depreciation, $1.6 million of bad debt expense and $7.2 million of other operating expenses.  Corporate and unallocated expenses were $39.7 million for the nine-months ended September 30, 2009 and included $27.0 million of payroll costs, of which $9.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $9.1 million attributable to professional service expenses, including accounting and legal costs, and $8.3 million of other operating expenses. Included as a reduction to corporate and unallocated expenses for the nine-months ended September 30, 2009, were proceeds of $4.7 million related to insurance reimbursements of legal expenses paid by the Company. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

One customer accounted for approximately 35% and 30% of the Company’s net sales for the nine-months ended September 30, 2010 and 2009, respectively.

Net sales to customers outside the United States amounted to $138.5 million and $101.7 million for the nine-months ended September 30, 2010 and 2009, respectively. Such sales were approximately 14.1% and 11.9% of net sales for the nine-months ended September 30, 2010 and 2009, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s net sales by product line for the three- and nine-months ended September 30, 2010 and 2009, respectively, are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Energy drinks	$343,303	$276,848	$887,022	$770,687
Non-carbonated (primarily juice based beverages and Peace Tea™ iced teas)	24,454	16,943	62,210	46,323
Carbonated (primarily soda beverages)	8,298	8,804	25,998	25,042
Other	5,411	5,334	10,047	10,333
	$381,466	$307,929	$985,277	$852,385

16.                            RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company.  Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended September 30, 2010 and 2009 were $1.1 million and $0.4 million, respectively.  Expenses incurred in connection with services rendered by such firm to the Company during the nine-months ended September 30, 2010 and 2009 were $3.6 million and $1.0 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during both the three-months ended September 30, 2010 and 2009 were $0.3 million, respectively.  Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2010 and 2009 were $0.5 million and $0.7 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category natural sodas, fruit juices, juice blends, juice drinks, energy drinks and energy sports drinks, fruit juice smoothies and “functional” drinks, non-carbonated ready-to-drink iced teas, children’s multi-vitamin juice drinks, Junior Juice® juices, Junior Juice Water and flavored sparkling beverages under the Hansen’s® brand name.  We develop, market, sell and distribute energy drinks under the following brand names: Monster Energy®, Monster Hitman Energy Shooter™, Nitrous™ Monster Energy® (repositioned and renamed as Monster Energy® Extra Strength, Nitrous Technology™) and Lost® Energy™ brand names as well as Rumba®, Samba and Tango brand energy juices. We also market, sell and distribute the Java Monster™ line of non-carbonated dairy based coffee + energy drinks and X-Presso Monster™ coffee energy drinks. We market, sell and distribute natural sodas, premium natural sodas with supplements, organic natural sodas, seltzer waters, sports drinks and energy drinks under the Blue Sky® brand name. We market, sell and distribute enhanced water beverages under the Vidration™ brand name. We market, sell and distribute ready-to-drink iced teas under the Peace Tea™ and Admiral™ brand names. We market, sell and distribute lemonades under the Hubert’s™ Lemonade brand name. We market, sell and distribute beverages under the SELF Beauty Elixir™ brand name.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Absolutely Zero energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® Khaos™ energy drinks, Monster Energy® M-80™ energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks, Monster Energy® MIXXD™ energy drinks, Monster Energy® Import and Import Light energy drinks and Monster Energy® Dub Edition energy drinks.

Our lines of non-carbonated dairy based coffee + energy drinks include Java Monster™ Kona Blend, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, Java Monster™ Vanilla Light, Java Monster™ Irish Blend™, Java Monster™ Toffee as well as our X-Presso Monster™ coffee energy drinks.

Our gross sales* of $438.6 million for the three-months ended September 30, 2010 represented record sales for our third fiscal quarter.  The increase in gross sales for the three-months ended September 30, 2010 was primarily attributable to increased sales of our Monster Energy® brand energy drinks.

*Gross sales – see definition below.

Our gross sales of $1,124.4 million for the nine-months ended September 30, 2010 were impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010 (the “Advance Purchases”). We previously estimated that gross sales for the three-months ended December 31, 2009 were increased by approximately 4% to 6% as a result of the Advance Purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks and our Java MonsterTM product line. Any decrease in sales of our Monster Energy® brand energy drinks and/or Java MonsterTM product line could have a material adverse effect on our future revenues and net income. Our DSD segment represented 93.5% and 91.4% of our consolidated net sales for the three-months ended September 30, 2010 and 2009, respectively. Our Warehouse segment represented 6.5% and 8.6% of our consolidated net sales for the three-months ended September 30, 2010 and 2009, respectively. Our DSD segment represented 92.9% and 91.0% of our consolidated net sales for the nine-months ended September 30, 2010 and 2009, respectively. Our Warehouse segment represented 7.1% and 9.0% of our consolidated net sales for the nine-months ended September 30, 2010 and 2009, respectively. Competitive pressure in the energy drink category could adversely affect our operating results.

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

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, and we will continue to reevaluate the same from time to time.

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party.

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $69.8 million and $50.0 million for the three-months ended September 30, 2010 and 2009, respectively. Such sales were approximately 16% and 14% of gross sales for the three-months ended September 30, 2010 and 2009, respectively. Gross sales to customers outside the United States amounted to $174.2 million and $124.6 million for the nine-months ended September 30, 2010 and 2009, respectively. Such sales were approximately 16% and 13% of gross sales for the nine-months ended September 30, 2010 and 2009, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the three- and nine-months ended September 30, 2010 and 2009 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009
Full service distributors	63%	65%	64%	65%
Club stores, drug chains & mass merchandisers	13%	12%	12%	13%
Outside the U.S.	16%	14%	16%	13%
Retail grocery, specialty chains and wholesalers	5%	6%	6%	6%
Other	3%	3%	2%	3%

Our customers include Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co., Safeway Inc. and SUPERVALU, Inc.  A decision by any large customer to decrease amounts purchased from the Company or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. CCE, a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 33% and 30% of our consolidated net sales for the three-months ended September 30, 2010 and 2009, respectively, and 35% and 30% of our consolidated net sales for the nine-months ended September 30, 2010 and 2009, respectively. On October 2, 2010, The Coca-Cola Company (“KO”) completed its acquisition of the North American business operations of CCE, through a merger with a wholly owned subsidiary of KO, with the North American business operations of CCE surviving as a wholly owned subsidiary of KO.  This subsidiary was subsequently renamed Coca-Cola Refreshments USA, Inc.  Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. was formed and is currently our customer in certain countries in Europe.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2010 and 2009, respectively. (In thousands, except per share amounts)

	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2010	2009	10 vs. 09	2010	2009	10 vs. 09
Gross sales, net of discounts and returns *	$438,585	$355,048	23.5%	$1,124,449	$979,732	14.8%
Less: Promotional and other allowances**	57,119	47,119	21.2%	139,172	127,347	9.3%
Net sales	381,466	307,929	23.9%	985,277	852,385	15.6%

Cost of sales	183,540	142,897	28.4%	469,447	395,345	18.7%
Gross profit***	197,926	165,032	19.9%	515,830	457,040	12.9%

Gross profit margin as a percentage of net sales	51.9%	53.6%		52.4%	53.6%

Operating expenses	90,371	72,117	25.3%	247,813	205,565	20.6%

Operating expenses as a percentage of net sales	23.7%	23.4%		25.2%	24.1%

Operating income	107,555	92,915	15.8%	268,017	251,475	6.6%

Operating income as a percentage of net sales	28.2%	30.2%		27.2%	29.5%

Other income (expense):
Interest and other income, net	541	183	195.6%	1,983	1,599	24.0%
Loss on investments and put option, net	(727)	(342)	112.6%	(864)	(3,880)	(77.7%	)
Total other income (expense)	(186)	(159)	17.0%	1,119	(2,281)	(149.1%	)

Income before provision for income taxes	107,369	92,756	15.8%	269,136	249,194	8.0%

Provision for income taxes	40,873	36,251	12.7%	106,239	93,835	13.2%

Net income	$66,496	$56,505	17.7%	$162,897	$155,359	4.9%
Net income as a percentage of net sales	17.4%	18.4%		16.5%	18.2%

Net income per common share:
Basic	$0.75	$0.63	20.1%	$1.84	$1.72	7.2%
Diluted	$0.72	$0.60	20.0%	$1.75	$1.63	7.3%

Case sales (in thousands)
(in 192-ounce case equivalents)	37,856	29,800	27.0%	97,922	82,524	18.7%

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

Results of Operations for the Three-Months Ended September 30, 2010 Compared to the Three-Months Ended September 30, 2009

Gross Sales.* Gross sales were $438.6 million for the three-months ended September 30, 2010, an increase of approximately $83.5 million, or 23.5% higher than gross sales of $355.0 million for the three-months ended September 30, 2009. The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks and sales of our Peace Tea™ iced teas (introduced in December 2009).  The increase in gross sales was partially offset by decreased sales by volume of our X-Presso Monster™ coffee energy drinks.  Included in gross sales were $2.6 million and $2.3 million related to Epicenter Music Festival, LLC for the three-months ended September 30, 2010 and 2009, respectively, and revenue of $0.9 million related to X-Truck, Inc. for the three-months ended September 30, 2009. Promotional and other allowances were $57.1 million for the three-months ended September 30, 2010, an increase of $10.0 million, or 21.2% higher than promotional and other allowances of $47.1 million for the three-months ended September 30, 2009. Promotional and other allowances as a percentage of gross sales decreased to 13.0% from 13.3% for the three-months ended September 30, 2010 and 2009, respectively. As a result, the percentage increase in gross sales for the three-months ended September 30, 2010 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $381.5 million for the three-months ended September 30, 2010, an increase of approximately $73.5 million, or 23.9% higher than net sales of $307.9 million for the three-months ended September 30, 2009.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks and sales of our Peace Tea™ iced teas.  The increase in net sales was partially offset by decreased sales by volume of our X-Presso Monster™ coffee energy drinks. Included in net sales were $2.6 million and $2.3 million related to Epicenter Music Festival, LLC for the three-months ended September 30, 2010 and 2009, respectively, and revenue of $0.9 million related to X-Truck, Inc. for the three-months ended September 30, 2009.

Case sales, in 192-ounce case equivalents, were 37.9 million cases for the three-months ended September 30, 2010, an increase of approximately 8.1 million cases or 27.0% higher than case sales of 29.8 million cases for the three-months ended September 30, 2009. The average net sales price per case decreased to $10.08 for the three-months ended September 30, 2010 which was 2.5% lower than the average net sales price per case of $10.33 for the three-months ended September 30, 2009. The decrease in the average net sales price per case was attributable to an increase in the proportion of case sales derived from lower priced products and geographic mix.

Net sales for the DSD segment were $356.7 million for the three-months ended September 30, 2010, an increase of approximately $75.3 million, or 26.8% higher than net sales of $281.4 million for the three-months ended September 30, 2009. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks and sales of our Peace Tea™ iced teas.  The increase in net sales for the DSD segment was partially offset by decreased sales by volume of our X-Presso Monster™ coffee energy drinks. Included in net sales for the DSD segment were $2.6 million and $2.3 million related to Epicenter Music Festival, LLC for the three-months ended September 30, 2010 and 2009, respectively, and revenue of $0.9 million related to X-Truck, Inc. for the three-months ended September 30, 2009.

Net sales for the Warehouse segment were $24.7 million for the three-months ended September 30, 2010, a decrease of approximately $1.8 million, or 6.8% lower than net sales of $26.5 million for the three-months ended September 30, 2009. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of aseptic juices and apple juice. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of juice blends.

Gross Profit.***  Gross profit was $197.9 million for the three-months ended September 30, 2010, an increase of approximately $32.9 million, or 19.9% higher than gross profit of $165.0 million for the three-months ended September 30, 2009. Gross profit as a percentage of net sales decreased to 51.9% for the three-months ended September 30, 2010 from 53.6% for the three-months ended September 30, 2009. The increase in net sales contributed to the increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was partially attributable to sales within the DSD segment of products which have lower gross profit margins and geographic mix. In addition, the decrease in gross profit as a percentage of net sales was partially attributable to increased off-invoice and promotional allowances and increased costs of goods incurred by the Warehouse segment, as well as the impact of sales of close-out inventories and certain other promotional activities.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $90.4 million for the three-months ended September 30, 2010, an increase of approximately $18.3 million, or 25.3% higher than total operating expenses of $72.1 million for the three-months ended September 30, 2009. Total operating expenses as a percentage of net sales was 23.7% for the three-months ended September 30, 2010, compared to 23.4% for the three-months ended September 30, 2009. The increase in operating expenses was partially attributable to increased expenditures of $6.5 million for professional service fees, including legal and accounting costs. Expenditures for professional service fees, including legal and accounting costs for the three-months ended September 30, 2010 were $5.0 million as compared to a credit of ($1.5) million for the three-months ended September 30, 2009 (the 2009 comparative period included a $4.7 million credit related to reimbursements to the Company of legal expenses previously paid by the Company). In addition, the increase in operating expenses was partially attributable to increased out-bound freight and warehouse costs of $4.1 million, increased payroll expenses of $3.7 million (of which $1.0 million was related to an increase in stock-based compensation), increased expenditures of $1.6 million for allocated trade development, increased expenditures of $1.2 million for point-of-sale materials and increased expenditures of $1.1 million for sponsorships and endorsements. The increase in operating expenses was partially offset by decreased expenditures of $1.0 million for advertising.

Contribution Margin.  Contribution margin for the DSD segment was $130.6 million for the three-months ended September 30, 2010, an increase of approximately $28.0 million, or 27.3% higher than contribution margin of $102.5 million for the three-months ended September 30, 2009. The increase in the contribution margin for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks and sales of our  of Peace Tea™ iced teas.  Contribution margin for the Warehouse segment was ($1.9) million for the three-months ended September 30, 2010, approximately $3.3 million lower than the contribution margin of $1.4 million for the three-months ended September 30, 2009. The decrease in the contribution margin for the Warehouse segment was primarily attributable to  increased off-invoice and promotional allowances and increased costs of goods.

Operating Income.  Operating income was $107.6 million for the three-months ended September 30, 2010, an increase of approximately $14.6 million, or 15.8% higher than operating income of $92.9 million for the three-months ended September 30, 2009. Operating income as a percentage of net sales decreased to 28.2% for the three-months ended September 30, 2010 from 30.2% for the three-months ended September 30, 2009.  The increase in operating income was primarily due to an increase in gross profit of $32.9 million, partially offset by an $18.3 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit as a percentage of net sales and a marginal increase in operating expenses as a percentage of net sales. Operating income included net operating losses of $0.1 million and $0.7 million for the three-months ended September 30, 2010 and 2009, respectively, in relation to our operations in Europe (including the United Kingdom), Australia and Brazil. Operating income included operating losses which negatively affected operating income of $1.6 million and $0.4 million related to Epicenter Music Festival, LLC for the three-months ended September 30, 2010 and 2009, respectively, and $2.1 million related to X-Truck, Inc. for the three-months ended September 30, 2009.

Other Income (Expense).  Other income (expense) was ($0.2) million for both the three-months ended September 30, 2010 and 2009, respectively. Loss on investments and Put Option, net was $0.7 million for the three-months ended September 30, 2010.  Loss on investments, net was $0.3 million for the three-months ended September 30, 2009.

Provision for Income Taxes.  Provision for income taxes was $40.9 million for the three-months ended September 30, 2010, an increase of $4.6 million or 12.7% higher than the provision for income taxes of $36.3 million for the three-months ended September 30, 2009. The increase in the provision for income taxes was primarily due to increased operating income of $14.6 million. The effective combined federal, state and foreign tax rate decreased to 38.1% from 39.1% for the three-months ended September 30, 2010 and 2009, respectively. The decrease in tax rates was primarily attributable to the increase in tax benefits resulting from the Domestic Production Deduction.

Net Income.  Net income was $66.5 million for the three-months ended September 30, 2010, an increase of $10.0 million or 17.7% higher than net income of $56.5 million for the three-months ended September 30, 2009. The increase in net income was primarily attributable to an increase in gross profit of $32.9 million. The increase in net income was partially offset by an increase in operating expenses of $18.3 million and an increase in the provision for income taxes of $4.6 million.

Results of Operations for the Nine-Months Ended September 30, 2010 Compared to the Nine-Months Ended September 30, 2009

Gross Sales.* Gross sales were $1,124.4 million for the nine-months ended September 30, 2010, an increase of approximately $144.7 million, or 14.8% higher than gross sales of $979.7 million for the nine-months ended September 30, 2009.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas, increased sales by volume of our Monster Energy® Extra Strength Nitrous Technology™  product line and increased sales by volume of our juice blends.  The increase in gross sales was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, apple juice and our Java Monster™ product line. Included in gross sales were $2.6 million and $2.3 million related to Epicenter Music Festival, LLC for the nine-months ended September 30, 2010 and 2009, respectively, and revenue of $2.2 million related to X-Truck, Inc. for the nine-months ended September 30, 2009. Promotional and other allowances were $139.2 million for the nine-months ended September 30, 2010, an increase of $11.8 million, or 9.3% higher than promotional and other allowances of $127.3 million for the nine-months ended September 30, 2009. Promotional and other allowances as a percentage of gross sales decreased to 12.4% from 13.0% for the nine-months ended September 30, 2010 and 2009, respectively. As a result, the percentage increase in gross sales for the nine-months ended September 30, 2010 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $985.3 million for the nine-months ended September 30, 2010, an increase of approximately $132.9 million, or 15.6% higher than net sales of $852.4 million for the nine-months ended September 30, 2009.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas and sales of our Monster Energy® Extra Strength Nitrous Technology™ product line. The increase in net sales was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line and apple juice.  Included in net sales were $2.6 million and $2.3 million related to Epicenter Music Festival, LLC for the nine-months ended September 30, 2010 and 2009, respectively, and revenue of $2.2 million related to X-Truck, Inc. for the nine-months ended September 30, 2009.

Case sales, in 192-ounce case equivalents, were 97.9 million cases for the nine-months ended September 30, 2010, an increase of approximately 15.4 million cases or 18.7% higher than case sales of 82.5 million cases for the nine-months ended September 30, 2009. The average net sales price per case decreased to $10.06 for the nine-months ended September 30, 2010 which was 2.6% lower than the average net sales price per case of $10.33 for the nine-months ended September 30, 2009. The decrease in the average net sales price per case was attributable to an increase in the proportion of case sales derived from lower priced products and geographic mix.

Net sales for the DSD segment were $915.2 million for the nine-months ended September 30, 2010, an increase of approximately $139.4 million, or 18.0% higher than net sales of $775.8 million for the nine-months ended September 30, 2009. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas and sales of our Monster Energy® Extra Strength Nitrous Technology™  product line. The increase in net sales for the DSD segment was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line.  Included in net sales for the DSD segment were $2.6 million and $2.3 million related to Epicenter Music Festival, LLC for the nine-months ended September 30, 2010 and 2009, respectively, and revenue of $2.2 million related to X-Truck, Inc. for the nine-months ended September 30, 2009.

Net sales for the Warehouse segment were $70.1 million for the nine-months ended September 30, 2010, a decrease of approximately $6.5 million, or 8.5% lower than net sales of $76.6 million for the nine-months ended September 30, 2009. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice and Rumba®, Samba and Tango energy juices. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of our juice blends and Blue Sky® sodas.

Gross Profit.***  Gross profit was $515.8 million for the nine-months ended September 30, 2010, an increase of approximately $58.8 million, or 12.9% higher than the gross profit of $457.0 million for the nine-months ended September 30, 2009. Gross profit as a percentage of net sales decreased to 52.4% for the nine-months ended September 30, 2010 from 53.6% for the nine-months ended September 30, 2009. The increase in net sales contributed to the increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was primarily attributable to sales within the DSD segment of products which have lower gross profit margins and geographic mix.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $247.8 million for the nine-months ended September 30, 2010, an increase of approximately $42.2 million, or 20.6% higher than total operating expenses of $205.6 million for the nine-months ended September 30, 2009. Total operating expenses as a percentage of net sales was 25.2% for the nine-months ended September 30, 2010, compared to 24.1% for the nine-months ended September 30, 2009. The increase in operating expenses was partially attributable to increased payroll expenses of $11.9 million (of which $3.1 million was related to an increase in stock-based compensation) and increased expenditures of $10.9 million for professional service fees, including legal and accounting costs. Expenditures for professional service fees, including legal and accounting costs for the nine-months ended September 30, 2010 were $15.5 million as compared to a $4.6 million for the three-months ended September 30, 2009 (the 2009 comparative period included a $4.7 million credit related to reimbursements to the Company of legal expenses previously paid by the Company). In addition, the increase in operating expenses was partially attributable to increased expenditures of $8.1 million for sponsorships and endorsements, increased out-bound freight and warehouse costs of $8.1 million, increased expenditures of $4.3 million for point-of-sale materials, increased expenditures of $2.6 million for allocated trade development, increased depreciation expense of $1.5 million and increased bad debt expense of $1.1 million. The increase in operating expenses was partially offset by decreased expenditures of $1.9 million for samples, decreased expenditures of $1.8 million for merchandise displays, decreased expenditures of $1.6 million related to the costs associated with distributor terminations and decreased expenditures of $1.3 million for advertising.

Contribution Margin.  Contribution margin for the DSD segment was $333.0 million for the nine-months ended September 30, 2010, an increase of approximately $45.5 million, or 15.8% higher than contribution margin of $287.5 million for the nine-months ended September 30, 2009. The increase in the contribution margin for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas and sales of our Monster Energy® Extra Strength Nitrous Technology™ product line.  Contribution margin for the Warehouse segment was $0.2 million for the nine-months ended September 30, 2010, approximately $3.4 million lower than contribution margin of $3.6 million for the nine-months ended September 30, 2009. The decrease in the contribution margin for the Warehouse segment was primarily attributable to a decreased net sales, increased off-invoice and promotional allowances and increased costs of goods.

Operating Income.  Operating income was $268.0 million for the nine-months ended September 30, 2010, an increase of approximately $16.5 million, or 6.6% higher than operating income of $251.5 million for the nine-months ended September 30, 2009. Operating income as a percentage of net sales decreased to 27.2% for the nine-months ended September 30, 2010 from 29.5% for the nine-months ended September 30, 2009.  The increase in operating income was primarily due to an increase in gross profit of $58.8 million, partially offset by a $42.2 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit as a percentage of net sales and an increase in operating expenses as a percentage of net sales. Operating income included operating losses of $8.5 million and $1.6 million for the nine-months ended September 30, 2010 and 2009, respectively, in relation to our operations in Europe, Australia and Brazil. Operating income included operating losses which negatively affected operating income of $1.7 million and $0.4 million related to Epicenter Music Festival, LLC for the nine-months ended September 30, 2010 and 2009, respectively, and $2.7 million related to X-Truck, Inc. for the nine-months ended September 30, 2009.

Other Income (Expense).  Other income (expense) was $1.1 million for the nine-months ended September 30, 2010, an increase of $3.4 million from ($2.3) million for the nine-months ended September 30, 2009. This increase was primarily attributable to a $3.9 million other-than-temporary impairment of long-term investments recorded for the nine-months ended September 30, 2009. To a lesser extent, the increase in other income (expense) was attributable to a $0.9 million increase in realized foreign currency gain. The increase in other income (expense) was partially offset by decreased interest revenue earned on our cash balances and short- and long-term investments for the nine-months ended September 30, 2010.

Provision for Income Taxes.  Provision for income taxes was $106.2 million for the nine-months ended September 30, 2010, an increase of $12.4 million or 13.2% higher than the provision for income taxes of $93.8 million for the nine-months ended September 30, 2009.  The effective combined federal and state and foreign tax rate increased to 39.5% from 37.7% for the nine-months ended September 30, 2010 and 2009, respectively. The increase in tax rates was primarily the result of the establishment of a full valuation allowance against the deferred tax asset of a foreign subsidiary during the nine-months ended September 30, 2010. The increase in tax rates was partially offset by the increase in tax benefits resulting from the Domestic Production Deduction. The effect of the valuation allowance and its related impact on the Company’s overall tax rate increased the provision for income taxes by $4.5 million for the nine-months ended September 30, 2010.

Net Income.  Net income was $162.9 million for the nine-months ended September 30, 2010, an increase of $7.5 million or 4.9% higher than net income of $155.4 million for the nine-months ended September 30, 2009. The increase in net income was primarily attributable to an increase in gross profit of $58.8 million. The increase in net income was partially offset by an increase in operating expenses of $42.2 million and an increase in the provision for income taxes of $12.4 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $170.8 million for the nine-months ended September 30, 2010, as compared with net cash provided by operating activities of $123.2 million for the nine-months ended September 30, 2009.  For the nine-months ended September 30, 2010, cash provided by operating activities was primarily attributable to net income earned of $162.9 million and adjustments for certain non-cash expenses consisting of $12.8 million of stock-based compensation, $8.4 million of depreciation and other amortization, a $4.6 million impairment on investments and a $2.6 million increase in deferred income taxes. For the nine-months ended September 30, 2010, cash provided by operations also increased due to a $42.5 million increase in accounts payable, a $14.9 million increase in accrued liabilities, a $9.4 million increase in income taxes payable and a $3.9 million decrease in distributor receivables. For the nine-months ended September 30, 2010, cash provided by operating activities was reduced due to a $40.6 million increase in inventory, a $27.9 million increase in accounts receivable, a $10.2 million increase in tax benefit from exercise of stock options, a $5.9 million decrease in deferred revenue, a $3.8 million gain on the Put Option, a $2.7 million increase in prepaid income taxes and a $0.6 million increase in prepaid expenses and other current assets.

Cash flows provided by (used in) investing activities – Net cash provided by investing activities was $13.4 million for the nine-months ended September 30, 2010, as compared to net cash used in investing activities of $15.8 million for the nine-months ended September 30, 2009.  For the nine-months ended September 30, 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments.  For the nine-months ended September 30, 2010, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment and additions to intangibles. For the nine-months ended September 30, 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and sales of available-for-sale investments. For the nine-months ended September 30, 2009 cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and property and equipment and additions to intangibles. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows used in financing activities – Net cash used in financing activities was $2.7 million for the nine-months ended September 30, 2010, as compared to net cash used in financing activities of $48.3 million for the nine-months ended September 30, 2009. For the nine-months ended September 30, 2010, cash used in financing activities was primarily attributable to $23.5 million of purchases of common stock held in treasury.  For the nine-months ended September 30, 2010, cash provided by financing activities was primarily attributable to proceeds of $10.9 million received from the issuance of common stock in connection with the exercise of certain stock options and a $10.2 million excess tax benefit in connection with the exercise of certain stock options. For the nine-months ended September 30, 2009, cash used in financing activities was primarily attributable to $51.0 million of purchases of common stock held in treasury.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments – At September 30, 2010, we had $509.6 million in cash and cash equivalents and $70.2 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the nine-months ended September 30, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

In March 2010, we entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, we have the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the three- and nine-months ended September 30, 2010, $5.2 million and $5.8 million, respectively, of par value ARS Securities were redeemed at par through normal market channels.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option which is recognized as a separate freestanding asset and is accounted for separately from our auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, we elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of September 30, 2010, we recorded $3.8 million as the fair market value of the Put Option ($3.1 million current portion included in prepaid expenses and other current assets and $0.7 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) gain of ($0.3) million and $3.8 million recorded in other income (expense) in the condensed consolidated statements of income for the three- and nine-months ended September 30, 2010, respectively.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities in installments as indicated above beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At September 30, 2010, we held auction rate securities with a face value of $81.5 million (amortized cost basis of $72.4 million). A Level 3 valuation was performed on our auction rate securities as of September 30, 2010 resulting in a fair value of $25.8 million for our available-for-sale auction rate securities (after a $7.2 million impairment) and $44.4 million for our trading auction rate securities, which are included in short- and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

ASC 320-10-35 indicates that an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a “Credit Loss” exists), and an other-than-temporary impairment shall be considered to have occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as a loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive loss. ASC 320-10-35 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related Put Option beginning March 22, 2011. We recognized a net gain (loss) through earnings on its trading securities of $0.5 million and ($4.1) million during the three- and nine-months ended September 30, 2010, respectively.

We determined that of the $7.2 million impairment of its available-for-sale auction rate securities at September 30, 2010, $2.2 million was deemed temporary and $5.0 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  We recorded a net charge through earnings of $1.0 million and $0.6 million of  other-than-temporary impairment that was deemed Credit Loss related during the three- and nine- months ended September 30, 2010, respectively ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). At September 30, 2010, $2.2 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of accumulated other comprehensive loss. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the Put Option as of September 30, 2010; (iii) the transfer from available-for-sale to trading of the ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of trading ARS Securities as of September 30, 2010; (v) the redemption of certain ARS Securities; (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010; and (vii) an increase in the other-than-temporary impairment of certain auction rate securities, resulted in losses of $0.7 million and $0.9 million, included in other income (expense) for the three- and nine-months ended September 30, 2010, respectively.

We hold additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale.  We intend to retain our investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

Based on our ability to access cash and cash equivalents and other short-term investments and based on our expected operating cash flows, we do not anticipate that the current lack of liquidity of these investments will have a material adverse effect on our liquidity or working capital. If uncertainties in the credit and capital markets continue, or uncertainties in the expected performance of the issuer of the Put Option arise, or there are rating downgrades on the auction rate securities held by us, we may be required to recognize additional impairments on these investments.

Debt and other obligations – We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2010, under which we may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2012. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at September 30, 2010. Letters of credit issued on our behalf, totaling $0.3 million under this credit facility, were outstanding as of September 30, 2010 and December 31, 2009.

At September 30, 2010, we were in compliance with the terms of our line of credit, which contains certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $30.0 million through September 2011.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of September 30, 2010:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Noncancelable Contracts	$45,779	$29,503	$14,151	$2,125	$-
Capital Leases	244	244	-	-	-
Operating Leases	18,749	3,307	8,795	5,249	1,398
Purchase Commitments	22,919	22,919	-	-	-
	$87,691	$55,973	$22,946	$7,374	$1,398

Noncancelable contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

In addition to the above purchase obligations, approximately $0.5 million of recognized tax benefits have been recorded as liabilities as of September 30, 2010, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $0.08 million as of September 30, 2010.

In August 2008, we completed the purchase of 1.09 acres of land for a purchase price of $1.4 million. In December 2009, we completed the purchase of an additional 2.12 acres of adjacent vacant land for a purchase price of $1.7 million. The properties are located adjacent to our leased warehouse and distribution space. We are examining various options to replace our existing leased head office space, including reviewing the feasibility of constructing a new office building and parking lot on these combined parcels of land.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2010 and 2009, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may be mitigated; however, such seasonality may be more pronounced as the distribution of our products expands outside of California, both domestically and internationally. Our experience with our energy drink products suggests that they are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations may be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes in and/or increased advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Nine-Months Ended
price per case)	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$381,466	$307,929	$985,277	$852,385
Case sales (192-ounce case equivalents)	37,856	29,800	97,922	82,524
Average price per case	$10.08	$10.33	$10.06	$10.33

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. In addition, with respect to the reconciliation of Level 3 fair value measurements, information on purchases, sales, issuances and settlements requires separate presentation. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurements of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  The new guidance requires expanded disclosures only, and did not and is not expected to have a material effect on the Company’s financial position, results of operations and liquidity.

In September 2009, the FASB issued Update No. 2009-13, which updates the existing guidance regarding multiple-element revenue arrangements currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. The guidance also expands the disclosure requirements for revenue recognition and will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

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

•                The impact of  the acquisition of CCE’s North American business by KO;

•                Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or  international distributors;

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

•                Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar continues to increase as we do not use derivative financial instruments to reduce our net exposure to currency fluctuations;

•                Any  proceedings which may be brought against us by the SEC or other governmental agencies;

•                The outcome of the shareholder derivative actions and shareholder securities litigation filed against us and/or certain of our officers and directors, and the possibility of other private litigation;

•                The outcome of future auctions of auction rate securities and/or our ability to recover payment thereunder or from our Put Option;

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

•                Our ability to introduce new products;

•                An inability to achieve volume growth through product and packaging initiatives;

•                Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Java Monster™ line of non-carbonated dairy based coffee + energy drinks and/or our Monster Energy® Extra Strength Nitrous Technology™  drinks and/or our Peace Tea™ iced teas;

•                The impact of criticism of our energy drink products and/or the energy drink market generally, which could adversely impact our results of operations;

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

•                Changes in the cost, quality and availability of containers, packaging materials, raw materials and juice concentrates, and the ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of our products;

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

•                Our ability to secure and/or retain competent and/or effective distributors internationally;

•                The sales and/or marketing efforts of distributors of our products, most of which distribute products that are competitive with our products;

•                Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time and/or restrict the range of our products they carry and/or devote less resources to the sale of our products;

•                The terms and/or availability of our credit facility and the actions of our creditors;

•                The costs and/or effectiveness of our advertising, marketing and promotional programs;

•                Changes in product category consumption;

•                Unforeseen economic and political changes;

•                Possible recalls of our products and/or defective production;

•                Our ability to make suitable arrangements for the co-packing of any of our products and/or the procurement of non-defective raw materials and/or the timely replacement of discontinued co-packing arrangements;

•                Our inability to protect and/or the loss of our intellectual property rights;

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

•                Any disruption in and/or lack of effectiveness of our information technology systems could disrupt the Company’s business, negatively impact customer relationships and negatively impact the Company’s operations and abilities to operate efficiently and measure performance;

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

Our gross sales to customers outside of the United States were approximately 16% of consolidated gross sales for both the three- and nine-months ended September 30, 2010, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of September 30, 2010 to be significant. For the three- and nine-months ended September 30, 2010 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At September 30, 2010, we had $509.6 million in cash and cash equivalents and $70.2 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury Bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.

In March 2010, we entered into the ARS Agreement, related to $54.2 million in par value auction rate securities.  Under the ARS Agreement, we have the right, but not the obligation, to sell the ARS Securities including all accrued but unpaid interest as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the ARS Securities when the auction process fails. As of September 30, 2010, we recorded $3.8 million as the fair market value of the Put Option ($3.1 million current portion included in prepaid expenses and other current assets and $0.7 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) gain of ($0.3) million and $3.8 million recorded in other income (expense) in the condensed consolidated statements of income for the three- and nine-months ended September 30, 2010.  In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related Put Option beginning March 22, 2011. As a result, we immediately recognized a loss on trading securities of $4.9 million through earnings during the first fiscal quarter of 2010.  During the three- and nine-months ended September 30, 2010, $5.2 million and $5.8 million, respectively, of par value ARS Securities were redeemed at par through normal market channels.

The applicable interest rate on our auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the nine-months ended September 30, 2010 and the year ended December 31, 2009, the auctions for these auction rate securities failed. Based on an assessment of fair value as of September 30, 2010, we determined that there was a decline in fair value of our auction rate securities of $7.2 million. We determined that of the $7.2 million decline in fair value of our auction rate securities at September 30, 2010, $2.2 million was deemed temporary and $5.0 million was deemed other-than-temporary. At September 30, 2010, $2.2 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of other comprehensive loss. We recorded a net charge through earnings of $1.0 million and $0.6 million of other-than-temporary impairment that was deemed Credit Loss related during the three- and nine-months ended September 30, 2010, respectively ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, for additional information on our auction rate securities.

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

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a class of proposed consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”) fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  The Company subsequently filed a petition with the Ninth Circuit seeking permission to file an immediate appeal to reverse the decision to certify a class.  On August 27, 2010, the Ninth Circuit denied the Company’s petition. On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010 and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense.  Discovery on the merits of the claims and defenses has just begun.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and has been rescheduled for March, 2011.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

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

On July 14, 2009, the Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff. On August 28, 2009, lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Class Action Complaint”). The Class Action Complaint purported to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It named as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly. Plaintiff principally alleged that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleged that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Class Action Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and sought an unspecified amount of damages.

On November 16, 2009, the defendants filed their motion to dismiss the Class Action Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), as well as the Private Securities Litigation Reform Act.  On July 12, 2010, following a hearing, the District Court granted the Defendants’ motion to dismiss the Class Action Complaint, with leave to amend, on the grounds, among others, that it failed to specify which statements Plaintiff claimed were false or misleading, failed adequately to allege that certain statements were actionable or false or misleading, and failed adequately to demonstrate that Defendants acted with scienter.

On August 27, 2010, Plaintiff filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the “Amended Class Action Complaint”).  While similar in many respects to the Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.  The Amended Class Action Complaint continues to allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages. Defendants’ motion to dismiss the Amended Class Action Complaint is due on November 8, 2010.

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

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Derivative Complaint”) was filed.  The Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant. The factual allegations of the Derivative Complaint were similar to those set forth in the Class Action Complaint described above.  The Derivative Complaint alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  The Derivative Complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

On January 8, 2010, the Company filed its motion to dismiss the Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  Plaintiff’s counsel filed an opposition to the motion on February 22, 2010, in which it stated that lead plaintiff Raymond Merckel was no longer communicating with counsel and that it had located another shareholder of the Company, Anastasia Brueckheimer, who was willing to act as lead plaintiff.  On March 2, 2010, Plaintiff’s counsel filed a motion to amend the Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff.

On July 12, 2010, the District Court held a hearing on the Company’s motion to dismiss and on Plaintiff counsel’s motion to amend the Derivative Complaint.  In conjunction with the hearing, the District Court issued a tentative ruling that did not grant the motion to amend and instead indicated that the proposed substitute lead plaintiff, Ms. Brueckheimer, should have sought to intervene in the action pursuant to Rule 24.  The Court’s tentative ruling further stated that (assuming that Ms. Brueckheimer were allowed to substitute as lead plaintiff) the Company’s motion to dismiss the Derivative Complaint would be granted, with leave to amend, on the ground that the allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors.  Following the hearing, the District Court allowed Ms. Brueckheimer to file a motion for leave to intervene, and Ms. Brueckheimer subsequently filed a motion to intervene on July 16, 2010.  On August 5, 2010, the parties filed a stipulation and proposed order with the District Court pursuant to which Ms. Brueckheimer would be permitted to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Derivative Complaint.  The District Court so-ordered the stipulation and proposed order and, as a result, the Complaint in Intervention was deemed to have been dismissed with leave to amend for the reasons set forth in the Court’s July 12, 2010 ruling.

On October 1, 2010, Ms. Brueckheimer filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Derivative Complaint”).  While the Amended Derivative Complaint asserts the same causes of action and contains many of the same substantive allegations as the Derivative Complaint, it also advances new allegations about “channel stuffing,” which are substantially similar to the allegations pled in the Amended Class Action Complaint.  The Company’s motion to dismiss the Amended Derivative Complaint is due on December 6, 2010.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Amended Class Action Complaint and the Amended Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

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

101                                                                        The following materials from Hansen Natural Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Income for the Three- and Nine-Months Ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: November 9, 2010	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer