Form 10-K
period 2010-12-31
HANSEN NATURAL CORP
filed 2011-03-01
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)   Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $2,820,762,092 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 22, 2011 was 89,005,264 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2010.

HANSEN NATURAL CORPORATION

FORM 10-K

PART I

ITEM 1.          BUSINESS

Overview

Hansen Natural Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200. When this report uses the words “Hansen”, “HBC” “the Company”, “we”, “us”, and “our”, these words refer to Hansen Natural Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

We develop, market, sell and distribute “alternative” beverage category beverages, primarily under the following brand names: Monster Energy®, Java Monster™, Monster Energy® Extra Strength Nitrous Technology™, Monster Rehab™ (being introduced in the first quarter of 2011), Peace Tea™, Hansen’s®, Hansen’s Natural Sodas®, Junior Juice®, Blue Sky®, X-Presso Monster™, Vidration™, Worx Energy™, Admiral™, Lost® Energy™, Hubert’s™, Rumba®, Samba and Tango.

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® Khaos™ energy drinks, Monster Energy® M-80™ energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks, Monster Energy® MIXXD™ energy drinks, Monster Energy® Absolutely Zero energy drinks, Monster Energy® Import and Import Light energy drinks, Monster Energy® Dub Edition energy drinks, Monster Rehab™ energy drinks, Monster Energy® M3 Super Concentrate energy drink and Monster Energy® Extra Strength Nitrous Technology™ energy drinks in four variants.

Our lines of non-carbonated dairy based coffee + energy drinks include Java Monster™ Kona Blend, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, Java Monster™ Vanilla Light, Java Monster™ Irish Blend™, Java Monster™ Toffee as well as our X-Presso Monster™ Hammer and X-Presso Monster™ Midnite coffee energy drinks.

Industry Overview

The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic wholesale sales in 2010 for the “alternative” beverage category of the market are estimated at $27.3 billion representing an increase of approximately 3.9% over the estimated domestic wholesale sales in 2009 of approximately $26.3 billion (revised from a previously reported estimate of $29.9 billion).

Corporate History

In the 1930s, Hubert Hansen and his sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Sodas®. The California Co-Packers Corporation (d/b/a Hansen Beverage Company)

(“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name, in 1990. In 1992, HBC acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing “alternative” beverage category, including in particular, energy drinks. In 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights. In 2000, HBC, through its wholly-owned subsidiary Blue Sky, acquired the natural soda business previously conducted by Blue Sky Natural Beverage Co., a New Mexico corporation, under the Blue Sky® trademark. In 2001, HBC, through its wholly-owned subsidiary Junior Juice, acquired the Junior Juice business previously conducted by Pasco Juices, Inc. under the Junior Juice® trademark.

Reportable Segments

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise primarily energy drinks, and Warehouse (“Warehouse”), whose principal products comprise primarily juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily directly to retailers. Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically have been allocated to “Corporate and Unallocated.” Our DSD segment represented 93.0%, 91.4% and 89.7% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Our Warehouse segment represented 7.0%, 8.6% and 10.3% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

For financial information about our reporting segments and geographic areas, refer to Note 17 of Notes to the Consolidated Financial Statements set forth in Part II, Item 8 – “Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

2010 Product Introductions

During 2010, we continued to expand our existing product lines and flavors and further develop our distribution markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks. During 2010, we introduced the following products:

•	Monster Energy® Import Light energy drinks, which are packaged in 18.6-ounce Re-sealable End (“BRE”) aluminum cans (May 2010).
•	Monster Energy® Absolutely Zero energy drinks, which are carbonated and contain zero calories and zero sugar, and are packaged in 16-ounce aluminum cans (July 2010).
•	Monster Energy® “Dub Edition” energy drinks, which are packaged in 18.6-ounce BRE aluminum cans (May 2010).
•	Monster Energy® Extra Strength Nitrous Technology energy drink – Black Ice which is carbonated and contains zero calories, packaged in 12-ounce sleek aluminum cap-cans (November 2010).
•	X-Presso Monster™ Coffee Energy Drinks – non-carbonated dairy based espresso + energy drinks, which are packaged in 9.6-ounce aluminum cans (November 2010).
•	Worx Energy™ energy shots, which contains zero calories and zero sugar, and are packaged in 2-ounce wide-mouth polyethylene terephthalate (“PET”) plastic bottles (October 2010).
•	Monster Energy® M3 Super Concentrate, super-concentrated energy drinks, which are packaged in 5-ounce glass bottles (November 2010).
•	Admiral™ Iced Teas, a new line of ready-to-drink iced teas, which are packaged in 23-ounce aluminum cans (March 2010).

•	Blue Sky® Shots, natural functional shots, which are packaged in 2.5-ounce PET plastic bottles (March 2010).
•

Hubert’s™ Lemonades, a line of ready-to-drink premium lemonades sweetened with cane sugar and Truvia™ brand stevia extract, an all natural sweetener, which are packaged in 16-ounce glass bottles (August 2010).

•	Hansen’s® Natural Fruit and Tea Stix™, a line of all-natural, low-calorie powdered drink mixes, which are packaged in single-serve stick packs (February 2010).

Products – DSD Segment

Monster Energy® Drinks – In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name in 16-ounce cans, which was almost double the size of our original Hansen’s® brand energy drinks (in 8.3-ounce cans) and the vast majority of competitive energy drinks on the market at that time. Our Monster Energy® drinks contain different types and levels of supplements than our Hansen’s® energy drinks and are marketed through our full service distributor network. We offer the following products under the Monster Energy® brand energy drink product line: Monster Energy®, lo-carb Monster Energy®, Monster Energy® Assault®, Monster Energy® Khaos™, Monster Energy® M-80™ (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™, Monster Energy® MIXXD™, Monster Energy® Absolutely Zero, Monster Energy® Import and Import Light, Monster Energy® Dub Edition,  Monster Rehab™ and Monster Energy® M3 Super Concentrate. We package our Monster Energy® drinks in 8.3-ounce and/or 12-ounce and/or 16-ounce and/or 23.5-ounce and/or 24-ounce and/or 32-ounce and/or 500ml and/or 18.6-ounce aluminum cans and/or 5-ounce and/or 500ml glass bottles.

Java Monster™ Coffee + Energy Drinks - a line of non-carbonated dairy based coffee + energy drinks. We offer the following products under the Java Monster™ product line: Java Monster™ Kona Blend, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, Java Monster™ Vanilla Light, Java Monster™ Irish Blend™ and Java Monster™ Toffee. We package our Java Monster™ coffee + energy drinks in 15-ounce aluminum cans.

Monster Energy® Extra Strength Nitrous Technology™ Energy Drinks - a line of carbonated energy drinks containing nitrous oxide. We offer the following products under the Monster Energy® Extra Strength Nitrous Technology™ product line: Super Dry, Anti Gravity, Killer-B and Black Ice. We package our Monster Energy® Extra Strength Nitrous Technology™ drinks in 12-ounce sleek aluminum cap-cans.

X-Presso Monster™ Coffee Energy Drinks – a line of non-carbonated dairy based espresso + energy drinks in 6.75-ounce and/or 9.6-ounce aluminum cans. We offer the following products under the X-Presso Monster™ coffee energy drinks product line: Hammer and Midnite.

Worx Energy™ Energy Shots – In October 2010, we introduced Worx Energy™ energy shots, an energy supplement which contains zero calories and zero sugar in 2-ounce wide-mouth PET plastic bottles. We offer the following products under the Worx Energy™ Supplement product line: Original Formula and Extra Strength.

Monster Hitman Energy Shooter™ - a line of energy shooters in 3-ounce PET plastic bottles. We offer the following products under the Monster Hitman Energy Shooter™ product line: Monster Hitman Energy Shooter™, Monster LOBO Energy Shooter™ and Monster Sniper Energy Shooter™.  We are in the process of discontinuing this product line.

Peace Tea™ - a line of ready-to-drink iced teas in 23-ounce aluminum cans. We offer the following products under the Peace Tea™ product line: green tea, diet green tea, imported Ceylon tea, sweet lemon tea, razzleberry tea, unsweetened tea and “Caddy Shack” tea + lemonade (being introduced in the first quarter of 2011).

Products – Warehouse Segment

Hansen’s Natural Sodas® - Hansen’s Natural Sodas® have been a leading natural soda brand in Southern California for more than 30 years. Hansen’s Natural Sodas®, sweetened with cane sugar, and Hansen’s® Diet Sodas, sweetened with Splenda® and Acesulfame-K, contain no preservatives, no sodium, no caffeine and no artificial coloring. We offer the following sodas under the Hansen’s® brand name: Hansen’s Natural Sodas®, Hansen’s® Diet Sodas in a variety of flavors and Hansen’s® Natural Mixers. We package our natural sodas in 12-ounce and/or 16-ounce aluminum cans.

Blue Sky® Products - Our Blue Sky® products contain no preservatives, artificial sweeteners, caffeine (other than the energy drinks) or artificial coloring and are made with sugar and high quality natural flavors. We offer the following products under the Blue Sky® product line: Blue Sky® Natural Sodas, Blue Sky® Free Sodas, Blue Sky® Premium Sodas, Blue Sky® Organic Natural Sodas, Blue Sky® Seltzer Water, Blue Sky® Blue Energy® drink and Blue Sky® Café Energy. In March 2010, we launched Blue Sky® Shots, natural functional shots, which are packaged in 2.5-ounce PET plastic bottles. In September 2010, we introduced a Blue Sky® Free Blue Energy® drink, a new natural, zero calorie energy drink sweetened with Truvia™ brand stevia extract, an all natural sweetener. We package our Blue Sky® Sodas and seltzer waters in 12-ounce aluminum cans. We package our Blue Sky® Café energy drinks in 15-ounce aluminum cans. We package our Blue Sky® energy drinks in 8.3-ounce and/or 16-ounce aluminum cans and/or bag-in-box.

Hansen’s® Energy Drinks - Our Hansen’s® energy drinks compete in the “functional” beverage category, namely, beverages that provide a real or perceived benefit in addition to simply delivering refreshment. Our Hansen’s® energy drinks contain vitamins, minerals, nutrients, herbs and supplements (collectively, “supplements”). We market our Hansen’s® brand energy drinks through the Warehouse segment. We offer the following products under the Hansen’s® energy drink product line: Hansen’s® Energy Pro and Hansen’s® Energy Diet Red. We package our Hansen’s® energy drinks in 8.3-ounce aluminum cans.

Juice Products and Smoothies - Our fruit juice product line includes Hansen’s® Natural Apple Juice, which is packaged in 64-ounce PET plastic bottles and 128-ounce High Density Polyethylene bottles; as well as Hansen’s® Natural Grape Juice, White Grape Juice, Pineapple Juice, Apple Grape Juice, Apple Strawberry Juice, Orange Juice, Cranberry-Apple Juice, Ruby Red Grapefruit Juice, and Organic Apple Juice, which are all packaged in 64-ounce PET plastic bottles. These Hansen’s® juice products contain 100% juice as well as 120% of the United States Recommended Daily Allowances (the “USRDA”) for Vitamin C. We also offer Hansen’s® Natural Lo-Cal juice cocktails, a line of all natural, low-calorie 64-ounce juice cocktails in four flavors. The Lo-Cal juice cocktails are sweetened with Truvia™ brand stevia extract, an all natural sweetener. Hansen’s® juice products compete in the shelf-stable juice category.

Hansen’s® fruit juice smoothies contain approximately 25% juice and provide 100% of the USRDA for adults of Vitamins A, C & E, and represented Hansen’s® entry, in 1995, into what is commonly referred to as the “functional” beverage category. Hansen’s® fruit juice smoothies are packaged in 11.5-ounce aluminum cans.

Juices for Children - Our Juice Blast® line of children’s multi-vitamin juice drinks is a dual-branded 100% juice line which was launched in conjunction with Costco Wholesale Corporation (“Costco”) and is sold through Costco stores. Our Juice Slam™ line of children’s multi-vitamin juice drinks is a 100% juice line, which we market to other customers. Both the Juice Blast® and Juice Slam™ lines of children’s multi-vitamin juice drinks contain eleven essential vitamins and six essential minerals, are packaged in 6.75-ounce aseptic boxes and are available in a variety of flavors.

Our Hansen’s® Junior Juice® product line is a 100% juice line offered in 4.23-ounce aseptic packages and is targeted at toddlers and preschoolers. Most flavors in the Junior Juice® line have calcium added and all flavors contain 100% of the daily recommended allowance of Vitamin C. We extended the Junior Juice® line by adding organic juice products in 4.23-ounce aseptic boxes. We also market Hansen’s® Organic Junior Water™, a lightly flavored reduced calorie beverage for toddlers, also packaged in 4.23-ounce aseptic packages.

Hansen’s® Iced Teas - a line of iced teas in sleek 16-ounce wide mouth PET plastic bottles. We offer a number of varieties sweetened with cane sugar as well as sugar free and unsweetened varieties.

Hubert’s™ Lemonade – In August 2010, we introduced Hubert’s™ Lemonade, a line of premium ready-to-drink lemonades packaged in 16-ounce glass bottles. Hubert’s™ is sweetened with cane sugar and Truvia™ brand stevia extract, an all natural sweetener. Hubert’s™ Lemonade is all natural and contains no preservatives, artificial sweeteners, caffeine, or artificial coloring. We offer the following products under the Hubert’s™ Lemonade product line: mango lemonade, honey lemonade, raspberry lemonade and original lemonade.

Admiral™ Iced Teas - In March 2010, we introduced Admiral™ Iced Teas, a line of ready-to-drink iced teas packaged in 24-ounce aluminum cans. Admiral ™ Iced Teas are sweetened with high fructose corn syrup and Splenda®.  Admiral™ Iced Teas contains all natural flavors and contain no preservatives or artificial coloring.  We offer the following products under the Admiral™ Iced Tea product line: raspberry, lemon, mango and green tea.

SELF Beauty Elixir™ by Hansen’s® - a line of low-calorie, functional, ready-to-drink beauty beverages infused with an essential blend of vitamins, minerals, natural fruit & botanical extracts with antioxidants, packaged in 8-ounce slim aluminum cans.

Hansen’s® Natural Fruit and Tea Stix™ - In February 2010, we introduced the Fruit and Tea Stix™ product line, an all-natural, low-calorie powder drink mix, sweetened naturally with Truvia™ brand stevia extract, an all natural sweetener. Hansen’s® Natural Fruit and Tea Stix™ are packaged in 4-gram slim stick packs.

Bottled Water - Our still water product is sold in 0.5-liter plastic bottles, primarily to the food service trade. Sales of this product line are very limited.

Lost® Energy™ Drinks - a line of carbonated energy drinks under the Lost® brand name. The Lost® brand name is owned by Lost International, LLC and the drinks are produced, sold and distributed by us under an exclusive license from Lost International, LLC. We offer the following products under the Lost® Energy™ brand energy drink product line: Lost® and Lost® Perfect 10™.  We package our Lost® Energy™ drinks in 16-ounce and/or 24-ounce aluminum cans.

Energy Juices - a line of non-carbonated energy juices under the Rumba®, Samba and Tango brand names. Our energy juices are 100% juice products that target male and female morning beverage consumers and are positioned as a substitute for coffee, caffeinated sodas and 100% orange or other juices. We package our energy juices in 15.5-ounce aluminum cans.

Vidration® - a zero calorie, vitamin enhanced water line under the Vidration® brand name packaged in 20-ounce PET plastic bottles. We offer the following products under the Vidration® brand product line: Defense, Recover, Energy, Multi – V and Power.

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

We purchase concentrates, juices, flavors, supplements, cans, bottles, aseptic boxes, aseptic pouches, caps, labels, trays, boxes and other ingredients for our beverage products from our suppliers, which are delivered to our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or other ingredients and supplements for the manufacture and packaging of the finished products into our approved containers in accordance with our formulas. In the case of sodas and other carbonated beverages, the bottler/packer adds carbonation to the products as part of the production process.

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

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party. The majority of our co-packaging arrangements are on a month-to-month basis.  However, certain of our co-packing arrangements are described below:

(a)       Our agreement with Cold Springs Brewing Company, formerly Gluek Brewing Company (“Cold Springs”), pursuant to which Cold Springs packages certain of our energy drinks. This contract continues indefinitely, unless terminated by either party in writing upon ninety (90) days prior notice.

(b)       Our agreement with Carolina Beer & Beverage (“Carolina”) pursuant to which Carolina packages certain of our energy drinks. This contract continues until April 2011 and is automatically extended  for additional periods of one (1) year each, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(c)       Our agreement with Safeway, Inc. (“Safeway”) pursuant to which Safeway packages certain of our energy drinks and Hansen’s Natural Sodas®. This contract continues until March 2011 and is automatically renewed annually thereafter, unless terminated by either party upon six (6) months written notice.

(d)       Our agreement with Dairy Farmers of America, Inc. (“DFA”) pursuant to which DFA packages certain of our energy drinks. This contract continues until March 2011 and is automatically renewed for consecutive one (1) year periods, subject to mutually agreeable pricing, unless either party provides notice of cancellation at least ninety (90) days prior to the end of the initial term or subsequent extension period. Further, either party may terminate this agreement at its sole discretion at any time by providing the other party with one hundred eighty (180) days prior written notification specifying the date of termination.

(e)       Our agreement with the American Bottling Co. (“American”) pursuant to which American packages certain of our energy drinks. This is automatically renewed for additional terms of one (1) month, unless terminated by either party at least thirty (30) days prior to the last day of the then current term.

(f)         Our agreement with Giumarra & Associates Beverage Company (“Giumarra”) pursuant to which Giumarra packages certain of our energy drinks and juices.  This contract continues until June 2011 and is automatically extended for additional periods of one (1) year, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the last day of the then current term.

(g)       Our agreement with Pri-Pak, Inc. (“Pri-Pak”) pursuant to which Pri-Pak packages certain of our energy drinks. This contract continues indefinitely but may be terminated at any time by either party by giving ninety (90) days prior written notice.

(h)       Our agreement with O-AT-KA Milk Products Cooperative (“O-AT-KA”) pursuant to which O-AT-KA packages certain of our energy drinks. This contract continues until September 2011 and is automatically renewable for consecutive one (1) year periods, subject to mutually agreeable pricing, unless either party provides notice of cancellation at least ninety (90) days prior to the end of the initial term or subsequent extension period.

(i)           Our agreement with Coca Cola Bottling Company-Canada (“CCBCC”) pursuant to which CCBCC packages certain of our energy drinks.  This contract continues through February 2012 and is automatically extended for additional terms of one (1) year each unless terminated by either party upon ninety (90) days written notice.

(j)           Our agreement with DIS Contractfilling BV (“DIS”) pursuant to which DIS packages certain of our energy drinks.  This contract continues through January 2013 and is automatically extended for an additional term of three (3) years, unless either party notifies the other in writing at least one hundred eighty (180) days prior to the then current term.

(k)       Our agreement with Whitlock Packaging (“Whitlock”) pursuant to which Whitlock packages certain of our energy drinks.  This contract continues through January 1, 2012 and is automatically extended for additional terms of one (1) year each unless terminated by either party upon one hundred eighty (180) days written notice.

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

We pack certain of our products in a number of locations both domestically and internationally, including in the United States, Canada, Brazil, Europe and Australia, to enable us to produce products closer to the markets where they are sold and thereby reduce freight costs. As distribution volumes increase in both our domestic and international markets, we continue to secure additional packing arrangements closer to such markets to further reduce freight costs. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to PET plastic bottles, aseptic boxes, cans, glass, labels, flavors, juice concentrates, supplement ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

Although our production arrangements are generally of short duration or are terminable upon our request, we believe a short disruption or delay would not significantly affect our revenues because alternative packing facilities in our domestic and international markets with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or within a reasonably short time period. However, there are limited packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for certain of our products, including Monster Energy®, Monster Energy® Extra Strength Nitrous Technology™, X-Presso Monster™, Monster Energy® Import and Import Light, Monster Energy® Dub Edition, Worx Energy™ energy shots, Monster Rehab™, Rumba®, Samba and Tango energy juice drinks, our Java Monster™ product line and our aseptic juice products. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in our domestic and international markets with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could affect our revenues. We continue to seek alternative and/or additional co-packing facilities in the United States, Canada, Australia, Brazil, the United Kingdom and Europe with adequate capacity for the production of our various products to minimize the risk of a disruption in production.

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

(c)       During the fourth quarter of 2008, we entered into the Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”). Pursuant to the TCCC North American Coordination Agreement, we have designated, and in the future may designate, territories in North America in which bottlers from TCCC’s network of wholly or partially owned and independent bottlers, including Coca-Cola Enterprises, Inc. (“CCE”) (now Coca-Cola Refreshments USA, Inc. (“CCR”)), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other TCCC independent bottlers (collectively, the “TCCC North American Bottlers”) will distribute and sell primarily our Monster Energy® beverages (the “Products”) in the United States and Canada.

(d)       During the fourth quarter of 2008, we entered into the Monster Energy Distribution Agreement with CCE (now CCR) pursuant to which CCE was appointed to distribute, directly and through certain sub-distributors, the Products in portions of twenty-four U.S. states (the “U.S. Territories”). We may designate additional territories within reasonable proximity to the U.S. Territories and CCE (now CCR) will use reasonable good faith efforts to add the additional territories. During the fourth quarter of 2008, we entered into the Monster Energy Canadian Distribution Agreement with CCBC (now Coca-Cola Refreshments Canada, Ltd. (“CCRC”)), pursuant to which CCBC was appointed to distribute, directly and through certain sub-distributors, the Products in Canada, with performance commencing on January 1, 2009. In addition, during the fourth quarter of 2008, we entered into distribution agreements with Consolidated, United and other TCCC North American Bottlers for the distribution of the Products in various territories within the United States.

(e)       On October 2, 2010, TCCC completed its acquisition of the North American business operations of CCE, through a merger with a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed CCR, and currently distributes the Products in those portions of the United States in which CCE previously distributed the Products. Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. (“New CCE”) was formed, which currently distributes the Products in certain foreign territories (see (g) below).

(f)         During the fourth quarter of 2008, we entered into the Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC. Pursuant to the TCCC International Coordination Agreement, we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell the Products.

(g)       During the fourth quarter of 2008, we entered into the Monster Energy International Distribution Agreement and the Monster Energy Belgium Distribution Agreement with CCE (now New CCE) pursuant to which CCE was appointed to distribute directly, and through certain sub-distributors, the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg and Monaco. During the first quarter of 2011, Sweden was added to the Monster Energy International Distribution Agreement.

(h)       During 2010, the Company entered into distribution agreements with certain bottlers of the Coca-Cola Hellenic group (“Coca-Cola Hellenic”) for distribution of its Monster Energy® products in Austria, Bulgaria, Czech-Republic, Hungary, Slovakia and Switzerland.

(i)           During the fourth quarter of 2008, we entered into a distribution agreement with Comercializadora Eloro, S.A., a subsidiary of Grupo Jumex (“Jumex”), for exclusive distribution throughout Mexico, excluding the Baja and Sonora regions, of our Monster Energy® and Monster Energy® KhaosTM energy drinks as well as select Java MonsterTM product line drinks. Distribution under this agreement commenced January 26, 2009. Effective June 11, 2010, this agreement was amended to include the Baja and Sonora regions.

(j)           During the second quarter of 2009, we entered into a distribution agreement with Schweppes Australia Pty Ltd. for exclusive distribution throughout Australia of certain of our Monster Energy® energy drinks. Distribution under this agreement commenced in July 2009.

Distribution levels vary by product and geographic location. Gross sales outside the United States accounted for $240.6 million, $168.0 million and $94.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We continually seek to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors with established sales, marketing and distribution organizations. Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other beverage products. In many cases, such products compete directly with our products.

During 2010, we continued to expand distribution of our products in both the domestic and international markets, and our Monster Energy® drinks are now sold in more than 57 countries and territories around the world. We expanded our sales force to support and grow sales, primarily of our Monster Energy® drinks, our Java Monster™ product line, our Monster Energy® Extra Strength Nitrous Technology™ product line and our X-Presso Monster™ energy drinks.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, PET plastic bottles as well as juice concentrates, sugar, sucralose, milk, cream and supplements, the costs of which are subject to fluctuations. Overall prices of such raw materials increased in 2010 as compared to 2009 and are continuing to increase in 2011. We have secured a large portion of our anticipated 2011 requirements of apple juice concentrate at prices similar to those incurred in 2010. Sugar prices were higher in 2010 than 2009 and are continuing to increase. We have secured a large portion of our sugar requirements for 2011. Commodity prices in general have increased and are continuing to show volatility, partially as a result of the unrest in North Africa and the Middle East region. We are experiencing increased costs of aluminum cans, PET plastic bottles and fuel, as well as increased costs of certain juice concentrates, certain supplements and other incredients in 2011.

We purchase beverage flavors, concentrates, juices, supplements, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

Generally, raw materials utilized by us in our business are readily available from numerous sources. However, certain raw materials are manufactured by only one company.  We purchase sucralose, which is used alone or in combination with Acesulfame-K in our low-calorie products, flavors, vitamin blends and herbs, certain other supplements, as well as certain other ingredients, from single manufacturers. Additionally, certain of our cans and flavors are only manufactured by single companies.

With regard to our Java MonsterTM product line, the dairy industry is subject to shortages and increased demand from time to time, which may result in higher prices.

With regard to our fruit juice and juice-drink products, the industry is subject to variability of demand and weather conditions, which may result in higher prices and/or lower consumer demand for juices.

Generally, flavor suppliers hold the proprietary rights to their flavors.  Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain fruits and fruit juices, coffee, tea, supplements and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

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

In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense of product development, thereby enabling us to develop new products and flavors at a relatively low cost. We have historically developed and successfully introduced new products, flavors and packaging for our products and intend to continue developing and introducing additional new beverages, flavors and innovative packaging.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of companies, many of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development and marketing of new, unique cutting edge products, attractive and different packaging, branded product advertising, and pricing. We also compete for distributors who will provide our products with more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results.

We have experienced substantial competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas and juice cocktails in larger volume packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Snapple, Arizona and Fuse, have added supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of supplements and principally deliver refreshment. In addition, many competitive products are positioned differently from our energy or “functional” drinks. Our smoothies and certain of our teas are positioned more closely against those products.

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

Domestically, our energy drinks, including Monster Energy®, Monster Energy® Extra Strength Nitrous Technology™, Hansen’s® Energy, Diet Red Energy®, Lost® Energy™ and Rumba®, Samba and Tango energy juice in 8.3-ounce and/or 15.5-ounce and/or 16-ounce and/or 24-ounce and/or 32-ounce and/or 500ml and/or 18.6-ounce aluminum cans and/or 5-ounce and/or 500ml glass bottles, our Worx Energy™ energy shots and our Monster Hitman Energy Shooter™’s, compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, 180, Red Devil, Rip It, 5-Hour Energy Shot, Stacker 2, Red Bull Energy Shot, Redline Energy Shot, NOS Energy Shot, Rockstar Energy Shot, Full Throttle Quick Shot, Amp Energy Shot and many other brands. TCCC and PepsiCo also market and/or distribute additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Relentless and numerous local and private label brands that usually differ from country to country, such as Play, Mother, Hell, Shock, Tiger and a host of other international brands.

Our Java Monster™ and X-Presso Monster™ product lines compete directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best, illy issimo coffee and Full Throttle Coffee.

Our Peace Tea™ and Admiral™ Iced Tea product lines compete directly with Arizona, Lipton, Snapple, Nestea, Xing Tea and other tea brands.

Our natural sodas compete directly with traditional soda products, including those marketed by TCCC, PepsiCo and the DPS Group, as well as with carbonated beverages marketed by smaller or primarily local companies such as Jones Soda Co., Clearly Canadian Beverage Company, Crystal Geyser, J.M. Smucker Company and with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Our apple and other juice products compete directly with Tree Top, Mott’s, Martinelli’s, Welch’s, Ocean Spray, Tropicana, Minute Maid, Langers, Apple and Eve, Seneca, Northland, Juicy Juice and also with other brands of apple juice and juice blends, especially store brands.

Our fruit juice smoothies compete directly with Kern’s, Jumex and Jugos del Valle as well as with single-serve juice products produced by many competitors.  Such competitive products are packaged in glass and PET plastic bottles ranging from 8- to 48-ounces in size and in 11.5-ounce aluminum cans. The juice content of such competitive products ranges from 1% to 100%.

Sales and Marketing

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets and maximum demand from consumers for our products, including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers, prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, coupons, sampling and sponsorship of selected causes and events. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.  Our extreme sports team endorsements include teams such as the Pro Circuit – Kawasaki Motocross and Supercross teams, Kawasaki Factory Motocross and Supercross teams, Ken Block Rally Racing Team and the Tech 3 Moto GP Team. Our individual athlete and/or personality endorsements include extreme sports figures and athletes such as NASCAR Camping World Truck Series racer Ricky Carmichael, World Champion Moto GP motorcycle racer Valentino Rossi, World Champion Formula 1 racer Michael Schumacher, television personalities such as Rob Dyrdek as well as many other athletes that compete in other extreme sports related activities, particularly, the Winter and Summer X-Games, supercross, motocross, freestyle motocross, endurocross, Moto GP racing, Formula 1 racing, surfing, skateboarding, wakeboarding, skiing, snowboarding, BMX, mountain biking, snowmobile freestyle, snowmobile racing, NASCAR racing, off-road truck racing, rally racing, etc. Our event endorsements include a wide range of events such as the Monster Energy® Supercross Series, the Vans Warped Tour, the Australian SuperX Supercross Series, the Monster Energy® Grand Prix of France and the FIM Motocross World Championships.

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

We increased expenditures for our sales and marketing programs by approximately 12.9% in 2010 compared to 2009. As of December 31, 2010, we employed 1,186 employees in sales and marketing activities, of which 533 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the years ended December 2010, 2009 and 2008 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of the sales of our products by our full service distributors to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	2010	2009	2008
Full service distributors	64%	66%	68%
Club stores, drug chains & mass merchandisers	12%	12%	14%
Outside the U.S.	16%	13%	8%
Retail grocery, specialty chains and wholesalers	6%	6%	8%
Other	2%	3%	2%

Our customers include CCR (formerly known as CCE), New CCE, CCRC (formerly known as CCBC), Consolidated, United and other TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Coca-Cola Hellenic, Jumex, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, ULC (“Pepsi Canada”) (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. CCE (including CCBC up to September 30, 2010) (CCE replaced by New CCE from October 1, 2010), accounted for approximately 28% and 27% of our net sales for the years ended December 31, 2010 and 2009, respectively. The DPS Group, a former customer of the DSD segment, accounted for approximately 13% of our net sales for the year ended December 31, 2008. Our distribution agreement with the DPS Group was terminated by us effective November 9, 2008. The terminated DPS Group territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse segments, accounted for less than 10% of our net sales for the years ended December 31, 2010 and 2009 and approximately 11% of our net sales for the year ended December 31, 2008.

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

Intellectual Property

We presently have approximately 1,725 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis.  Substantially all of our global trademarks are owned by HBC.  We regard our trademarks, service marks, copyrights, domain names, trade dress, and similar intellectual property as very important to our business.  We consider Monster®, Monster Energy®, M Monster Energy®, ®, Java Monster™,  X-PRESSO MONSTER™, Hansen’s Natural Sodas®, Hansen’s®, Blue Sky® and Junior Juice® to be our core trademarks.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. Federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous similar and other statutes and regulations.

California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether, or to what extent, a warning under this law would have an impact on costs or sales of our products.  Proposals to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or restrict the venues in which energy drinks can be sold, are currently pending before certain state and/or county legislatures. Should these current or any future proposals to enact legislation to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or the venues in which energy drinks can be sold, succeed and become widespread, such legislation could result in a reduction in demand for our energy drinks and adversely affect our results of operations, see “Part I, Item 1A – Risk Factors” below.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

Compliance with Environmental Laws

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Our operations in other countries are subject to similar laws and regulations that may be applicable in such countries. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

In California, we are required to collect redemption values from our customers and to remit such redemption values to the State of California Department of Conservation based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states and Canada where our products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective state agencies based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

Employees

As of December 31, 2010, we employed a total of 1,497 employees of which 833 were employed on a full-time basis. Of our 1,497 employees, we employed 311 in administrative and operational capacities and 1,186 persons in sales and marketing capacities.

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

The production, distribution and sale in the United States of many of our products are subject to various federal and state regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. New statutes and regulations may also be instituted in the future.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or have the packaging changed, thus adversely affecting our financial condition and operations. In particular, California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. While we do not believe that any of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products. Proposals to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or restrict the venues in which energy drinks can be sold, are currently pending before certain state and/or county legislatures. Should these current or any future proposals to enact legislation to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or the venues in which energy drinks can be sold, succeed and/or be enacted by additional states or counties, such legislation could result in a reduction in demand for our energy drinks and adversely affect our results of operations.

Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are encouraging consumers to reduce consumption of sweetened beverages.  Increasing public concern about these issues could result in the implementation of governmental regulations concerning the marketing, labeling or availability of our beverages.  The U.S. Food and Drug Administration has recently proposed revising regulations with respect to serving size information and nutrition labeling on food and beverage products.  If definitive regulation is promulgated, we may incur significant costs to alter our existing packaging materials to comply with such regulations.  Additionally, revised serving size information may impact and/or reduce and/or otherwise affect the purchase and consumption of our products by our consumers.

The U.S. Congress and several state legislatures have considered proposals for excise tax on sweetened beverages.  The imposition of such taxes on our products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, both of which could reduce demand for our beverages and adversely affect our results of operations. Additionally, the Mexican legislature has recently imposed a 25% excise tax on energy drinks, effective as of January 1, 2011.  We have adjusted the caffeine levels in our Monster Energy® products that are sold in Mexico to address this legislation. However, such actions, or actions by retailers to line price energy drinks generally, could decrease consumer demand for our products and adversely affect our results of operations.  Furthermore, if similar taxes are imposed in other jurisdictions where we distribute our products, such taxes could adversely affect our results of operations.

We derive a substantial portion of our revenues from our energy drinks and criticism of our energy drink products and/or the energy drink market generally could adversely affect our operating results.

Our energy drink products currently generate a substantial portion of our revenues.  Criticism of our energy drink products, including criticism by healthcare professionals of the nutritional benefits of our energy drink products and other criticism for a variety of reasons, could affect consumer opinions of our energy drink products and result in decreased demand, which in turn would have an adverse effect on our results of operations and business.

The economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business may adversely affect our industry, business and results of operations.

During the past few years, the global credit and financial markets experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Operations outside the United States expose us to uncertain conditions and other risks in international markets.

Our gross sales to customers outside of the United States were approximately 16%, 13% and 8% of consolidated gross sales for the years ended December 31, 2010, 2009 and 2008, respectively, and our growth strategy includes expanding our international business. If we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have relatively little or no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the U.S. We face and will continue to face substantial risks associated with having foreign operations, including: economic or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and tariffs or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

Global or regional catastrophic events could impact our operations and affect our ability to grow our business.

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases. Such events could impact the production and distribution of our products.  In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power, thereby reducing demand for our products.  If we are unable to grow our business internationally as a result of these factors, our growth rate could decline.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as

TCCC, PepsiCo, Red Bull Gmbh, the DPS Group, Kraft Foods Inc., and Nestle Beverage Company. We also compete with companies that are smaller or primarily national or local in operations such as Tree Top and Ocean Spray. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores. Our Java Monster™ product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best, illy issimo coffee drinks and Full Throttle Coffee.

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

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment, which comprises primarily energy drinks, represented 93.0% of net sales for the year ended December 31, 2010. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, 180, Red Devil, Rip It, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, Full Throttle Coffee, 5-Hour Energy Shot, Stacker 2, Red Bull Energy Shot, Redline Energy Shot, NOS Energy Shot, Rockstar Energy Shot, Full Throttle Quick Shot, Amp Energy Shot and many other brands. A number of companies who market and distribute iced teas and juice cocktails in different packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Snapple, Arizona, Fuse, and Vitamin Water, have added supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits.  In addition, certain large companies such as TCCC and PepsiCo, market and/or distribute products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Relentless and numerous local and private label brands that usually differ from country to country, such as Play, Mother, Hell, Shock, Tiger and a host of other international brands. Competitive pressures in the energy drink category could impact our revenues or we could experience price erosion or lower market share, any of which could have a material adverse effect on our business and results of operations.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. In the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including Hansen’s® brand energy drinks in 8.3-ounce cans, our PET tea line, Hansen’s® Sparkling beverages in 10.5-ounce sleek cans, aseptic juice products, juices in 64-ounce PET plastic bottles, Monster Energy®, Monster Energy® Extra Strength Nitrous TechnologyTM, X-Presso Monster™, Monster Energy® Import and Import Light, Monster Energy® Dub Edition, Monster Rehab™, and Rumba®, Samba, Tango energy drinks in 6.75-ounce and/or 8.3-ounce and/or 9.6-ounce and/or 12-ounce and/or 15.5-ounce and/or 16-ounce and/or 23.5-ounce and/or 24-ounce and/or 32-ounce and/or 500ml aluminum cans and/or 18.6-ounce BRE aluminum cans and/or 5-ounce and/or 500ml glass bottles and/or 12-ounce, 15-ounce and 24-ounce aluminum cap-cans, our Java MonsterTM product line in 15-ounce aluminum cans, Worx EnergyTM energy shots, our Peace TeaTM product line in 23-ounce aluminum cans and other products. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States and abroad with adequate capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could adversely affect our revenues.

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

The TCCC North American Bottlers, AB Distributors, New CCE and Coca-Cola Hellenic are our primary domestic and international distributors of our Monster Energy® beverages. If we are unable to maintain good relationships with the TCCC North American Bottlers and/or the AB Distributors and/or New CCE and/or Coca-Cola Hellenic, or if the TCCC North American Bottlers and/or AB Distributors and/or New CCE and/or Coca-Cola Hellenic do not focus on marketing and promoting our products in preference to the products of our competitors, sales of our Monster Energy® beverages could be adversely affected.

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

The DPS Group, a former customer of the DSD segment, accounted for approximately 13% of our net sales for the year ended December 31, 2008. Our distribution agreement with the DPS Group was terminated by us effective November 9, 2008. The related terminated distributor territories are now serviced by a combination of the TCCC North American Bottlers and AB Distributors. If the TCCC North American Bottlers and/or AB Distributors are generally not as successful in selling our products as the DPS Group was, this could have a material adverse effect on our financial condition and consolidated results of operations.

CCE (including CCBC up to September 30, 2010) (CCE replaced by New CCE from October 1, 2010), accounted for approximately 28% and 27% of our net sales for the years ended December 31, 2010 and 2009, respectively.  Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse segments, accounted for less than 10% of our net sales for the years ended December 31, 2010 and 2009 and approximately 11% of our net sales for the year ended December 31, 2008. A decision by CCR, CCRC, New CCE, Wal-Mart, Inc. (including Sam’s Club), Coca-Cola Hellenic, or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, PET plastic bottles, as well as juice concentrates, sugar, sucralose, milk and cream, the costs of which are subject to fluctuations. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have risen recently, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.

In addition, some of these raw materials, such as certain sizes of cans, are available from a limited number of suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, PET plastic bottles, cans, glass, labels, sucralose, flavors, supplements, juice concentrates, certain sweeteners, coffee, tea or packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We generally do not use hedging agreements or alternative instruments to manage this risk.

The costs of packaging supplies are subject to price increases from time to time and we may be unable to pass all or some of such increased costs on to our customers.

Many of our packaging supplies contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as resin for PET plastic bottles, aluminum for cans and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we fix the prices of certain packaging supplies for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

We rely upon our ongoing relationships with our key flavor suppliers.  If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we must replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

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

Our success depends on our ability to build and maintain brand image for our existing products, new products and brand extensions. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preference and demand. Product quality and/or ingredient content issues, efficacy or lack thereof, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

While we have to date not experienced any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we were to experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

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

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability or increase the cost of certain key ingredients and juice concentrates used in our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain including, without limitation, the availability of and/or result in higher prices for juice concentrates and natural flavors, or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other persons and many other factors, many of which are beyond our control. We may be unable to achieve analysts’ earnings forecasts, which may be based on their own projected volumes and sales of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that the Company will achieve projected levels or mixes of product sales and/or revenues and/or gross margins and/or operating profits and/or net income. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. During the fiscal year ended December 31, 2010, our stock price high was $54.75 and stock price low was $24.01.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 22, 2011, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own approximately 20% of our outstanding common stock. Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2010, we had $354.8 million in cash and cash equivalents and $288.8 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Certain of our short-term investments and all of our long-term investments are comprised of municipal or educational related or other public body notes with an auction reset feature (“auction rate securities”). A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

At December 31, 2010, we held auction rate securities with a face value of $79.6 million (amortized cost basis of $70.7 million). A Level 3 valuation was performed on our auction rate securities as of December 31, 2010 resulting in a fair value of $25.4  million for our available-for-sale auction rate securities (after a $7.4 million impairment) and $42.9 million for our trading auction rate securities, which are included in short- and long-term investments. In March 2010, we entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, we have the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the year ended December 31, 2010, $7.4 million of par value ARS Securities were redeemed at par through normal market channels.

If the issuers of these auction rate securities are unable to refinance their debts and call the notes or successfully close future auctions and their credit ratings deteriorate, we may be required to record additional impairment charges on these investments in the future. If uncertainties in the credit and capital markets continue or there are ratings downgrades on the auction rate securities held by us, we may be required to recognize additional impairments on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value (See “Part II, Item 7A – Qualitative And Quantitative Disclosures About Market Risks” and “Part II, Item 8, Notes 2 and 3 in our consolidated financial statements”).

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

We are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, fraud, unfair business practices and false advertising, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in “Part I, Item 3 – Legal Proceedings” and in “Part II, Item 8, Note 9 to our consolidated financial statements” contained in this Form 10-K.

Defending these proceedings will result in significant ongoing expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations. Our failure to successfully defend or settle any litigation or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability, and could cause the market value of our common stock to decline.

We must continually maintain and/or upgrade our information technology systems.

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems, including our SAP enterprise resource planning system, do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

We lease office and warehouse space domestically and internationally, including properties in Australia, Brazil, Canada, Ireland and the United Kingdom. We also rent additional office and warehouse space on a short-term basis from time to time in the countries in which we operate.

In August 2008, we completed the purchase of 1.09 acres of land for a purchase price of $1.4 million. In December 2009, we completed the purchase of an additional 2.12 acres of adjacent vacant land for a purchase price of $1.7 million. The properties are located adjacent to our leased warehouse and distribution space.

ITEM 3.          LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”) fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  The Company subsequently filed a petition with the Ninth Circuit seeking permission to file an appeal to reverse the decision to certify a class.  On August 27, 2010, the Ninth Circuit denied the Company’s petition. On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010 and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff filed his motion for partial summary judgment.  The District Court took all motions under submission without oral argument. The District Court judge assigned to the case, Judge Vaughn Walker, recently announced his retirement from the bench, with such retirement effective February, 2011.  On January 31, 2011, Judge Jeffrey S. White was assigned to the case and subsequently vacated all pending hearing dates.  A case management conference has been set for March 18, 2011 and the pending motions have been rescheduled to be heard on April 1, 2011.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and a hearing has been scheduled for June, 2011.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

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

On July 14, 2009, the District Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff. On August 28, 2009, lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint purported to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It named as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly. Plaintiff principally alleged that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleged that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and sought an unspecified amount of damages.

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

On August 27, 2010, Plaintiff filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the “Amended Class Action Complaint”).  While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Consolidated Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.  The Amended Class Action Complaint continues to allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.  Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  Plaintiff’s opposition to defendants’ motion was filed on January 14, 2011, and defendants’ reply brief was filed on February 11, 2011. A hearing on defendants’ motion to dismiss the Amended Class Action Complaint is currently scheduled for April 14, 2011.

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

On June 29, 2009, the District Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the District Court entered an order re-styling the consolidated actions as In re Hansen Derivative Shareholder Litigation, appointing Raymond Merckel as lead plaintiff and appointing lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint.

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant. The factual allegations of the Consolidated Derivative Complaint were similar to those set forth in the Class Action Complaint described above.  Plaintiff alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  Plaintiff further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Consolidated Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

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

On July 12, 2010, the District Court held a hearing on the Company’s motion to dismiss and on plaintiff counsel’s motion to amend the Derivative Complaint.  In conjunction with the hearing, the District Court issued a tentative ruling that did not grant the motion to amend and instead indicated that the proposed substitute lead plaintiff, Ms. Brueckheimer, should have sought to intervene in the action pursuant to Rule 24.  The District Court’s tentative ruling further stated that (assuming that Ms. Brueckheimer were allowed to substitute as lead plaintiff) the Company’s motion to dismiss the Consolidated Derivative Complaint would be granted, with leave to amend, on the ground that the allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors.  Following the hearing, the District Court allowed Ms. Brueckheimer to file a motion for leave to intervene, and Ms. Brueckheimer subsequently filed a motion to intervene on July 16, 2010.  On August 5, 2010, the parties filed a stipulation and proposed order with the District Court pursuant to which Ms. Brueckheimer would be permitted to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Consolidated Derivative Complaint.  The District Court so-ordered the stipulation and proposed order and, as a result, the Complaint in Intervention was deemed to have been dismissed with leave to amend for the reasons set forth in the District Court’s July 12, 2010 ruling.

On October 1, 2010, Ms. Brueckheimer filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Derivative Complaint”).  While the Amended Derivative Complaint asserts the same causes of action and contains many of the same substantive allegations as the Consolidated Derivative Complaint, it also advances new allegations about “channel stuffing,” which are substantially similar to the allegations pled in the Amended Class Action Complaint.  The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010.  Ms. Brueckheimer’s opposition to the Company’s motion was filed on February 11, 2011, and the Company’s reply is due on March 11, 2011. A hearing on the Company’s motion to dismiss the Amended Derivative Complaint is currently scheduled for April 14, 2011.

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

ITEM 4.         Reserved

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  As of February 22, 2011, there were 89,005,264 shares of the Company’s common stock outstanding held by approximately 349 holders of record.

Stock Price and Dividend Information

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2010	High	Low
First Quarter	$43.94	$37.83
Second Quarter	$44.99	$24.01
Third Quarter	$47.96	$38.02
Fourth Quarter	$54.75	$45.51

Year Ended December 31, 2009	High	Low
First Quarter	$37.24	$30.37
Second Quarter	$44.02	$29.65
Third Quarter	$37.21	$27.91
Fourth Quarter	$39.38	$32.95

The per share sales prices of our common stock set forth above represent bid quotations between dealers, do not include retail markups, mark-downs or commissions and bid quotations may not necessarily represent actual transactions and “real time” sale prices. The source of the bid information is the NASDAQ Stock Market, Inc.

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On April 25, 2008, our Board of Directors had authorized the repurchase of up to $200.0 million of the Company’s common stock. During the years ended December 31, 2009 and 2008, we purchased 2.6 million and 3.9 million shares, respectively, of the Company’s common stock at an average purchase price of $33.10 per share and $26.77 per share, respectively, which the Company holds in treasury. As of December 31, 2009, approximately $10.2 million remained available under the April 25, 2008 plan, however, the April 25, 2008 plan was subsequently terminated in March, 2010 with no further repurchase activity. On March 10, 2010, our Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the year ended December 31, 2010, we purchased 0.6 million shares of the Company’s common stock at an average purchase price of $37.68 per share, which the Company holds in treasury. As of December 31, 2010, approximately $176.4 million remained available under the plan for the repurchase of the Company’s common stock. During the fourth quarter ended December 31, 2010, we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	9,748,739	$17.18	3,717,405

Equity compensation plans not approved by stockholders	-	-	-

Total	9,748,739	$17.18	3,717,405

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2005. The Company’s current self-selected peer group is comprised of the DPS Group, National Beverage Corporation, Clearly Canadian Beverage Company (included through 8/2/10), Leading Brands, Inc., Jones Soda Company and Cott Corporation.

ITEM 6.          SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2008 through 2010 and the balance sheet data as of December 31, 2010 and 2009, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2010	2009	2008	2007	2006
Gross sales*¹	$1,488,516	$1,309,335	$1,182,876	$1,025,795	$696,322

Net sales¹	$1,303,942	$1,143,299	$1,033,780	$904,465	$605,774

Gross profit¹	$680,240	$612,316	$538,794	$468,013	$316,594

Gross profit as a percentage to net sales	52.2%	53.6%	52.1%	51.7%	52.3%
Operating income²	$347,814	$337,309	$163,591	$230,986	$158,579

Net income	$212,029	$208,716	$108,032	$149,406	$97,949

Net income per common share:
Basic	$2.40	$2.32	$1.17	$1.64	$1.09
Diluted	$2.28	$2.21	$1.11	$1.51	$0.99

Cash, cash equivalents and investments	$643,680	$427,672	$375,513	$302,650	$136,796

Total assets	$1,082,131	$800,070	$761,837	$544,603	$308,372

Debt	$274	$206	$959	$663	$303

Stockholders’ equity	$828,398	$584,953	$436,316	$422,167	$225,084

¹Includes $10.0 million, $8.2 million, $14.3 million, $1.9 million and $0.4 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, related to the recognition of deferred revenue.

²Includes $0.3 million, $1.9 million, $118.1 million, $15.3 million and $12.7 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

•                  Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and

•                  Market Risks – information about market risks and risk management.  (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures About Market Risks”).

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Java Monster™, Monster Energy® Extra Strength Nitrous Technology™, Monster Rehab™, Peace Tea™, Hansen’s®, Hansen’s Natural Sodas®, Junior Juice®, Blue Sky®, X-Presso Monster™, Vidration™, Worx Energy™, Admiral™, Lost® Energy™, Hubert’s™, Rumba®, Samba and Tango.

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® Khaos™ energy drinks, Monster Energy® M-80™ energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks, Monster Energy® MIXXD™ energy drinks, Monster Energy® Absolutely Zero energy drinks, Monster Energy® Import and Import Light energy drinks, Monster Energy® Dub Edition energy drinks, Monster Rehab™ energy drinks, Monster Energy® M3 Super Concentrate energy drink and Monster Energy® Extra Strength Nitrous Technology energy drinks in four variants.

Our lines of non-carbonated dairy based coffee + energy drinks include Java Monster™ Kona Blend, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, Java Monster™ Vanilla Light, Java Monster™ Irish Blend™, Java Monster™ Toffee as well as our X-Presso Monster™ Hammer and X-Presso Monster™ Midnite coffee energy drinks.

In 2010 we introduced the following products:

•                  Monster Energy® Import Light energy drinks, which are packaged in 18.6-ounce Re-sealable End (“BRE”) aluminum cans (May 2010).

•                  Monster Energy® Absolutely Zero energy drinks, which are carbonated and contain zero calories and zero sugar, and are packaged in 16-ounce aluminum cans (July 2010).

•                  Monster Energy® “Dub Edition” energy drinks, which are packaged in 18.6-ounce BRE aluminum cans (May 2010).

•                  Monster Energy® Extra Strength Nitrous Technology energy drink – Black Ice which is carbonated and contains zero calories,  packaged in 12-ounce sleek aluminum cap-cans (November 2010).

•                  X-Presso Monster™ Coffee Energy Drinks – non-carbonated dairy based espresso + energy drinks, which are packaged in 9.6-ounce aluminum cans (November 2010).

•                  Worx Energy™ energy shots, which contain zero calories and zero sugar, and are packaged in 2-ounce wide-mouth polyethylene terephthalate (“PET”) plastic bottles (October 2010).

•                  Monster Energy® M3 Super Concentrate, super-concentrated energy drinks, which are packaged in 5-ounce glass bottles (November 2010).

•                  Admiral™ Iced Teas, a new line of ready-to-drink iced teas, which are packaged in 23-ounce aluminum cans (March 2010).

•                  Blue Sky® Shots, natural functional shots, which are packaged in 2.5-ounce PET plastic bottles (March 2010).

•                  Hubert’s™ Lemonades, a line of ready-to-drink premium lemonades sweetened with cane sugar and Truvia™ brand stevia extract, an all natural sweetener, which are packaged in 16-ounce glass bottles (August 2010).

•                  Hansen’s® Natural Fruit and Tea Stix™, a line of all-natural, low-calorie powdered drink mixes, which are packaged in single-serve stick packs (February 2010).

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

We again achieved record gross sales of $1,488.5 million for the year ended December 31, 2010. The increase in gross sales in 2010 was primarily attributable to increased sales of our Monster Energy® brand energy drinks. Gross sales for the year ended December 31, 2009 were positively impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010 (the “Advance Purchases”). We estimate that approximately 1% of gross sales for the year ended December 31, 2009, were attributable to such Advance Purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009. Gross sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for all of our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ product line, effective January 1, 2008. We estimate that gross sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases. We did not limit the amount of purchases our customers could execute at our then existing 2007 fourth quarter prices.

A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks and our Java MonsterTM product line. Any decrease in sales of our Monster Energy® brand energy drinks and/or Java MonsterTM product line could cause a significant adverse effect on our future revenues and net income. Our DSD segment represented 93.0%, 91.4% and 89.7% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Our Warehouse segment represented 7.0%, 8.6% and 10.3% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Competitive pressure in the energy drink category could adversely affect our operating results (See “Part I, Item 1A – Risk Factors”).

For the years ended December 31, 2010, 2009, and 2008, our percentage increase in gross sales was 13.7%, 10.7%, and 15.3%, respectively. We believe the decrease in the year on year percentage growth rate for the 2009 fiscal year was in part attributable to the decrease in the overall growth rates of the markets in which we operate, in particular the energy drink category, to general economic conditions as well as higher overall comparable sales levels. Consumer spending habits, including spending for the products that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and gas costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in both the U.S. and international economies where we market and distribute our products, an uncertain economic outlook or prolonged credit crisis could continue to adversely affect consumer spending habits, which may result in lower than expected net sales and profits on a quarterly or annual basis. During 2010, 2009 and 2008, there was significant deterioration in the global and local financial markets and economic environments, real estate markets and construction industries, which we believe negatively impacted consumer spending at many retailers of our products. In response to this, we have taken steps to increase opportunities to profitably drive sales and to operate our business more efficiently. If these adverse economic trends worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to our Company posed by general economic conditions (See “Part I, Item 1A – Risk Factors”).

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to achieve maximum demand from consumers for our products. We also utilize prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, personality endorsements, including from television and other well known sports personalities, coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

During 2010, we continued to expand our existing product lines and further develop our markets, both domestically and internationally.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy drinks.

All of our beverage products are manufactured by various third party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party.

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $240.6 million, $168.0 million and $94.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Such sales were approximately 16%, 13% and 8% of gross sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for 2010, 2009 and 2008 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	2010	2009	2008
Full service distributors	64%	66%	68%
Club stores, drug chains & mass merchandisers	12%	12%	14%
Outside the U.S.	16%	13%	8%
Retail grocery, specialty chains and wholesalers	6%	6%	8%
Other	2%	3%	2%

On October 2, 2010, TCCC completed its acquisition of the North American business operations of CCE, through a merger with a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed CCR, and currently distributes the Products in those portions of the United States in which CCE previously distributed the Products. Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. (“New CCE”) was formed, which currently distributes the Products in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden (added during the first quarter of 2011).

Our customers include CCR (formerly known as CCE), New CCE, CCRC (formerly known as CCBC), Consolidated, United and other TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), AB Distributors, Coca-Cola Hellenic, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Pepsi Canada, ULC (“Pepsi Canada”) (terminated by us effective December 31, 2008), Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. CCE (including CCBC up to September 30, 2010) (CCE replaced by New CCE from October 1, 2010), accounted for approximately 28% and 27% of our net sales for the years ended December 31, 2010 and 2009, respectively. The DPS Group, a former customer of the DSD segment, accounted for approximately 13% of our net sales for the year ended December 31, 2008. Our distribution agreement with the DPS Group was terminated by us effective November 9, 2008. The terminated DPS Group territories are now serviced by a combination of TCCC North American Bottlers and AB Distributors. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse segments, accounted for less than 10% of our net sales for the years ended December 31, 2010 and 2009 and approximately 11% of our net sales for the year ended December 31, 2008.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•

Profitable Growth – We believe “functional”, “image based” and/or “better for you” brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth.  We continue to broaden our family of brands. In particular, we are expanding our energy drinks and specialty beverages to provide more alternatives to consumers.  We are focused on maintaining profit margins. We believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to accelerating profitable growth.

•

Cost Management – The principal focus of cost management will continue to be on input supply and production costs. One key area of focus is to decrease raw material costs, co-packing fees and general and administrative costs as a percentage of net operating revenues, as well as selling expenses including sponsorships, sampling, promotional and marketing expenses. Another key area of focus is, but not limited to, the reduction of inventory days on hand.

•

Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position, our ability to raise funds if necessary at low effective cost and low overall costs of borrowing provide a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented in the U.S., will result in: (1) maintaining our product gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profits, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2011 and beyond (See “Part II, Item 7 – Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009”).

As of December 31, 2010, the Company had working capital of $769.3 million compared to $501.8 million as of December 31, 2009. The increase in working capital was primarily the result of retained profits reflected in an overall increase in cash, cash equivalents and short-term investments. For the year ended December 31, 2010, our net cash provided by operating activities was approximately $229.0 million as compared to $156.2 million for the year ended December 31, 2009. Principal uses of cash flows in 2010 were purchases of investments, repurchases of our common stock, purchases of inventory, acquisition of property and equipment and acquisition of trademarks. Purchases of investments, purchases of our common stock, purchases of inventory, payments of accounts payable and income taxes are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

•	changes in consumer preferences and demand for our products;
•	the impact of a slowing economy in the United States and other countries in which we operate;
•	the risks associated with foreign currency exchange rate fluctuations;
•	maintenance of our brand image and product quality;
•	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business - Competition and Sales and Marketing”);
•	costs of establishing and promoting our brands internationally;
•	restrictions on imports and sources of supply; duties or tariffs; changes in government regulations;
•

protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;

•	limitations on available quantities of certain package containers such as the 12-ounce and 24-ounce cap-can, the 18.6-ounce BRE can, the 32-ounce can, and co-packing availability;
•	the imposition of additional regulatory restrictions;
•	increasing concern over obesity and changes in regulation and consumer preferences in response to those concerns; and
•	legislation that would limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or the venues in which energy drinks can be sold.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

•	growth potential for the “alternative” beverage category including energy drinks, sparkling beverages, carbonated soft drinks and teas, juices and juice drinks and enhanced waters;
•	new product introductions intended to contribute to higher profitability;
•	premium packages intended to generate strong revenue growth;

•                  significant package, pricing and channel opportunities to maximize profitable growth;

•                  proper positioning to capture industry growth; and

•                  broadening distribution/expansion opportunities in both domestic and international markets.

Results of Operations

(in thousands, except per share information)

				Percentage Change
	2010	2009	2008	10 vs. 09		09 vs. 08
Gross sales, net of discounts & returns*	$1,488,516	$1,309,335	$1,182,876	13.7%		10.7%
Less: Promotional and other allowances**	184,574	166,036	149,096	11.2%		11.4%
Net sales¹	1,303,942	1,143,299	1,033,780	14.1%		10.6%
Cost of sales	623,702	530,983	494,986	17.5%		7.3%
Gross profit***¹	680,240	612,316	538,794	11.1%		13.6%
Gross profit margin as a percentage of net sales	52.2%	53.6%	52.1%

Operating expenses [2]	332,426	275,007	375,203	20.9%		(26.7%)

Operating expenses as a percentage of net sales	25.5%	24.1%	36.3%

Operating income [1,2]	347,814	337,309	163,591	3.1%		106.2%
Operating income as a percentage of net sales	26.7%	29.5%	15.8%

Other income (expense):
Interest and other income, net	2,246	2,273	10,413	(1.2%	)	(78.2%	)
Loss on investments and put option, net	(758)	(3,887)	(527)	(80.5%	)	637.6%
Total other income (expense)	1,488	(1,614)	9,886

Income before provision for income taxes	349,302	335,695	173,477	4.1%		93.5%

Provision for income taxes	137,273	126,979	65,445	8.1%		94.0%

Net income	$212,029	$208,716	$108,032	1.6%		93.2%
Net income as a percentage of net sales	16.3%	18.3%	10.5%

Net income per common share:

Basic	$2.40	$2.32	$1.17	3.3%		98.7%
Diluted	$2.28	$2.21	$1.11	3.4%		99.1%

Case sales (in thousands) (in 192-ounce case equivalents)	129,031	109,985	102,659	17.3%		7.1%

¹Includes $10.0 million, $8.2 million and $14.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to the recognition of deferred revenue.

²Includes $0.3 million, $1.9 million and $118.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

* Gross sales, although used internally by management as an indicator of operating performance, should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies as gross sales has been defined by our internal reporting requirements. However, gross sales is used by management to monitor operating performance including sales performance of particular products, salesperson performance, product growth or declines and our overall performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. Management believes the presentation of gross sales allows a more comprehensive presentation of our operating performance. Gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from customers.  (See “Part II, Item 6 – Selected Financial Data”).

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

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

Gross Sales.* Gross sales were $1,488.5 million for the year ended December 31, 2010, an increase of approximately $179.2 million, or 13.7% higher than gross sales of $1,309.3 million for the year ended December 31, 2009.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas, increased sales by volume of our Monster Energy® Extra Strength Nitrous Technology™ product line and increased sales by volume of our juice blends.  The increase in gross sales was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, our Java Monster™ product line, apple juice, X-Presso Monster™ product line and Rumba®, Samba and Tango energy juices. Included in gross sales for the years ended December 31, 2010 and 2009, were $10.0 million and $8.2 million, respectively, related to the recognition of deferred revenue. Promotional and other allowances were $184.6 million for the year ended December 31, 2010, an increase of $18.5 million, or 11.2% higher than promotional and other allowances of $166.0 million for the year ended December 31, 2009. Promotional and other allowances as a percentage of gross sales decreased to 12.4% from 12.7% for the years ended December 31, 2010 and 2009, respectively. As a result, the percentage increase in gross sales for the year ended December 31, 2010 was lower than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $1,303.9 million for the year ended December 31, 2010, an increase of approximately $160.6 million, or 14.1% higher than net sales of $1,143.3 million for the year ended December 31, 2009.  The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas and sales of our Monster Energy® Extra Strength Nitrous Technology™ product line. The increase in net sales was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, apple juice, our X-Presso Monster™ product line and our Java Monster™ product line.

Case sales, in 192-ounce case equivalents, were 129.0 million cases for the year ended December 31, 2010, an increase of approximately 19.0 million cases or 17.3% higher than case sales of 110.0 million cases for the year ended December 31, 2009. The average net sales price per case decreased to $10.11 for the year ended December 31, 2010 which was 2.8% lower than the average net sales price per case of $10.40 for the year ended December 31, 2009. The decrease in the average net sales price per case was attributable to an increase in the proportion of case sales derived from lower priced products and geographic mix.

Net sales for the DSD segment were $1,212.6 million for the year ended December 31, 2010, an increase of approximately $167.5 million, or 16.0% higher than net sales of $1,045.1 million for the year ended December 31, 2009. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas and sales of our Monster Energy® Extra Strength Nitrous Technology™ product line. The increase in net sales for the DSD segment was partially offset by the Advance Purchases made by our customers in the 2009 fourth quarter and by decreased sales by volume of our Monster Hitman Energy Shooter™ product line, our X-Presso Monster™ product line and our Java Monster™ product line.

Net sales for the Warehouse segment were $91.3 million for the year ended December 31, 2010, a decrease of approximately $6.9 million, or 7.0% lower than net sales of $98.2 million for the year ended December 31, 2009. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice and Rumba®, Samba and Tango energy juices as well as increased promotional allowances. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of our juice blends.

Gross Profit.***  Gross profit was $680.2 million for the year ended December 31, 2010, an increase of approximately $67.9 million, or 11.1% higher than the gross profit of $612.3 million for the year ended December 31, 2009. Gross profit as a percentage of net sales decreased to 52.2% for the year ended December 31, 2010 from 53.6% for the year ended December 31, 2009. The increase in net sales contributed to the increase in gross profit dollars. The decrease in gross profit as a percentage of net sales was primarily attributable to production variances and increased costs of goods including the costs of raw materials in the DSD and Warehouse segments, as well as product mix and geographic mix.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $332.4 million for the year ended December 31, 2010, an increase of approximately $57.4 million, or 20.9% higher than total operating expenses of $275.0 million for the year ended December 31, 2009. Total operating expenses as a percentage of net sales was 25.5% for the year ended December 31, 2010, compared to 24.1% for the year ended December 31, 2009. The increase in operating expenses was partially attributable to increased payroll expenses of $15.0 million (of which $2.8 million was related to an increase in stock-based compensation) and increased expenditures of $13.4 million for professional service fees, including legal and accounting costs. Expenditures for professional service fees, including legal and accounting costs and SAP implementation costs for the year ended December 31, 2010 were $21.5 million as compared to $8.2 million for the year ended December 31, 2009 (the 2009 comparative period included a $4.7 million credit related to reimbursements to the Company of legal expenses previously paid by the Company). In addition, the increase in operating expenses was partially attributable to increased expenditures of $11.2 million for sponsorships and endorsements, increased out-bound freight and warehouse costs of $9.6 million, increased expenditures of $6.2 million for point-of-sale materials, increased expenditures of $4.5 million for allocated trade development, increased depreciation expense of $1.6 million and increased expenditures of $2.2 million for other operating expenses. The increase in operating expenses was partially offset by decreased expenditures of $1.6 million related to the costs associated with distributor terminations, decreased expenditures of $1.7 million for advertising, decreased expenditures of $1.5 million for samples and decreased expenditures of $1.5 million for commissions.

Contribution Margin.  Contribution margin for the DSD segment was $436.7 million for the year ended December 31, 2010, an increase of approximately $45.0 million, or 11.5% higher than contribution margin of $391.7 million for the year ended December 31, 2009. The increase in the contribution margin for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks, sales of Peace Tea™ iced teas and sales of our Monster Energy® Extra Strength Nitrous Technology™ product line.  Contribution margin for the Warehouse segment was ($0.8) million for the year ended December 31, 2010, approximately $4.4 million lower than contribution margin of $3.6 million for the year ended December 31, 2009. The decrease in the contribution margin for the Warehouse segment was primarily attributable to decreased net sales, increased off-invoice and promotional allowances and increased costs of goods.

Operating Income.  Operating income was $347.8 million for the year ended December 31, 2010, an increase of approximately $10.5 million, or 3.1% higher than operating income of $337.3 million for the year ended December 31, 2009. Operating income as a percentage of net sales decreased to 26.7% for the year ended December 31, 2010 from 29.5% for the year ended December 31, 2009.  The increase in operating income was primarily due to an increase in gross profit of $67.9 million, partially offset by a $57.4 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit as a percentage of net sales and an increase in operating expenses as a percentage of net sales. Operating income was negatively affected by operating losses of $9.2 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively, in relation to our operations in Europe, Australia and Brazil.

Other Income (Expense).  Other income (expense) was $1.5 million for the year ended December 31, 2010, an increase of $3.1 million from ($1.6) million for the year ended December 31, 2009. The increase was primarily attributable to a loss on investments and put option of ($0.8) million for the year ended December 31, 2010 as compared to a loss on investments and put option of ($3.9) million for the year ended December 31, 2009. The increase in other income (expense) was partially offset by decreased interest revenue earned on our cash balances and short- and long-term investments for the year ended December 31, 2010.

Provision for Income Taxes.  Provision for income taxes was $137.3 million for the year ended December 31, 2010, an increase of $10.3 million or 8.1% higher than the provision for income taxes of $127.0 million for the year ended December 31, 2009.  The effective combined federal and state and foreign tax rate increased to 39.3% from 37.8% for the years ended December 31, 2010 and 2009, respectively. The increase in the effective tax rate was primarily the result of the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary during the year ended December 31, 2010, lower state tax benefits and the release of certain unrecognized tax benefits that arose in the year ended December 31, 2009. The increase in tax rates was partially offset by the increase in tax benefits resulting from the Domestic Production Deduction. The effect of the valuation allowance and its related impact on the Company’s overall tax rate increased the provision for income taxes by $3.4 million for the year ended December 31, 2010.

Net Income.  Net income was $212.0 million for the year ended December 31, 2010, an increase of $3.3 million or 1.6% higher than net income of $208.7 million for the year ended December 31, 2009. The increase in net income was primarily attributable to an increase in gross profit of $67.9 million and a increase in other income (expense) of $3.1 million. The increase in net income was partially offset by an increase in operating expenses of $57.4 million and an increase in the provision for income taxes of $10.3 million.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

Gross Sales.* Gross sales were $1,309.3 million for the year ended December 31, 2009, an increase of approximately $126.5 million, or 10.7% higher than gross sales of $1,182.9 million for the year ended December 31, 2008.  The increase in gross sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks. To a lesser extent, the increase in gross sales was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Monster Energy® Extra Strength Nitrous Technology™ product line and our X-Presso Monster™-Hammer energy drink, as well as increased sales by volume of our Monster Hitman Energy Shooter™ product line and our Hansen’s Natural Sodas®. The increase in gross sales was partially offset by decreased sales by volume of our Java Monster™ product line, our Lost Energy® brand energy drinks, apple juice and juice blends. Gross sales for the year ended December 31, 2009 were positively impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010. We estimate that approximately 1% of gross sales for the year ended December 31, 2009, were attributable to such advance purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009. Our gross sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ product line, effective January 1, 2008. We estimate that gross sales for the year ended December 31, 2008 were reduced by approximately 2% as a result of purchases made by our customers in advance of such price increases. We did not limit the amount of purchases our customers could execute at our then existing 2007 fourth quarter prices. Included in gross sales for the years ended December 31, 2009 and 2008, were $8.2 million and $14.3 million, respectively, related to the recognition of deferred revenue. Promotional and other allowances were $166.0 million for the year ended December 31, 2009, an increase of $16.9 million, or 11.4% higher than promotional and other allowances of $149.1 million for the year ended December 31, 2008. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.6% for the years ended December 31, 2009 and 2008, respectively. As a result, the percentage increase in gross sales for year ended December 31, 2009 was slightly higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $1,143.3 million for the year ended December 31, 2009, an increase of approximately $109.5 million, or 10.6% higher than net sales of $1,033.8 million for the year ended December 31, 2008. The increase in net sales was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks. To a lesser extent, the increase in net sales was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Monster Energy® Extra Strength Nitrous Technology™ product line and our X-Presso Monster™-Hammer energy drink as well as increased sales by volume of our Hansen’s Natural Sodas®. The increase in net sales was partially offset by decreased sales by volume of our Java Monster™ product line, our Lost Energy® brand energy drinks and apple juice. Net sales for the year ended December 31, 2009 were positively impacted by advance purchases made by our customers in the 2009 fourth quarter due to our announcement of a new per case marketing contribution program for our Monster Energy® distributors commencing January 1, 2010, as well as to avoid potential interruptions in product supply due to our announcement to transition our North American operations to the SAP enterprise resource planning system commencing January 2010. We estimate that approximately 1% of net sales for the year ended December 31, 2009, were attributable to such advance purchases. We did not limit the amount of our customers’ purchases during the fourth quarter of 2009. Our net sales for the year ended December 31, 2008 were impacted by a price increase announced during the fourth quarter of 2007 for our Monster Energy® brand energy drinks in 16-ounce cans and our Java Monster™ product line, effective January 1, 2008. We estimate that net sales for the year ended December 31, 2008 were reduced by approximately

2% as a result of purchases made by our customers in advance of such price increases. We did not limit the amount of purchases our customers could execute at our then existing 2007 fourth quarter prices. Net sales for the years ended December 31, 2009 and 2008, included $8.2 million and $14.3 million, respectively, related to the recognition of deferred revenue.

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

Net sales for the DSD segment were $1,045.1 million for the year ended December 31, 2009, an increase of approximately $117.8 million, or 12.7% higher than net sales of $927.3 million for the year ended December 31, 2008. The increase in net sales for the DSD segment was primarily attributable to increased sales by volume of our Monster Energy® brand energy drinks. To a lesser extent, the increase in net sales for the DSD segment was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Monster Energy® Extra Strength Nitrous Technology™ product line and our X-Presso Monster™-Hammer energy drink. The increase in net sales for the DSD segment was partially offset by decreased sales by volume of our Java Monster™ product line. Net sales for the DSD segment for the years ended December 31, 2009 and 2008, included $8.2 million and $14.3 million, respectively, related to the recognition of deferred revenue.

Net sales for the Warehouse segment were $98.2 million for the year ended December 31, 2009, a decrease of approximately $8.3 million, or 7.8% lower than net sales of $106.5 million for the year ended December 31, 2008. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice, juice blends, sports drinks, Junior Juice® aseptic juices and our Lost Energy® brand energy drinks. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of Hansen’s Natural Sodas® and aseptic juice drinks as well as a decrease in promotional and other allowances as a percentage of gross sales.

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

Contribution Margin.  Contribution margin for the DSD segment was $391.7 million for the year ended December 31, 2009, an increase of approximately $173.0 million, or 79.1% higher than contribution margin of $218.7 million for the year ended December 31, 2008. The increase in the contribution margin for the DSD segment was primarily due to increased sales of Monster Energy® brand energy drinks and to decreased expenditures of $116.2 million related to the costs associated with terminating existing distributors. To a lesser extent, the increase in contribution margin for the DSD segment was attributable to sales of certain new products such as our Monster Energy® Import energy drink, our Monster Energy® Extra Strength Nitrous Technology™ product line and our X-Presso Monster™-Hammer energy drink. Contribution margin for the Warehouse segment was $3.6 million for the year ended December 31, 2009, approximately $5.7 million higher than contribution margin of ($2.1) million for the year ended December 31, 2008. The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross margin as a result of decreases in the costs of certain raw materials, particularly apple juice concentrate, and by a reduction in sales rebates within our juice product line as a result of the termination of our exclusive contracts with the State of California Department of Health Services, Women, Infant and Children (“WIC”) Supplemental Nutrition Branch in April 2008. The WIC program continues on a non-exclusive basis in which we participate with certain of our 64-ounce juice products.

Operating Income.  Operating income was $337.3 million for the year ended December 31, 2009, an increase of approximately $173.7 million, or 106.2% higher than operating income of $163.6 million for the year ended December 31, 2008. Operating income as a percentage of net sales increased to 29.5% for the year ended December 31, 2009 from 15.8% for the year ended December 31, 2008.  The increases in operating income and operating income as a percentage of net sales were primarily due to a decrease in operating expenses of $100.2 million and an increase in gross profit of $73.5 million. Operating income exclusive of: (i) recognition of deferred revenue of $8.2 million and $14.3 million for the years ended December 31, 2009 and 2008, respectively; (ii) expenditures of $1.9 million and $118.1 million for the years ended December 31, 2009 and 2008, respectively, attributable to the costs associated with terminating existing distributors; and (iii) expenditures for professional service fees, net of insurance proceeds, in connection with our special investigation of stock option grants and granting practices, related litigation and other related matters, of ($4.7) million and ($0.2) million, for the years ended December 31, 2009 and 2008, respectively, as a percentage of net sales, was 28.5% and 25.8% for the years ended December 31, 2009 and 2008, respectively. Operating income included operating losses of $6.9 million and $10.9 million for the years ended December 31, 2009 and 2008, respectively, in relation to our operations in Europe and Australia.

Other Income (Expense). Other income (expense) was ($1.6) million for the year ended December 31, 2009, an increase of $11.5 million from $9.9 million for the year ended December 31, 2008. The increase was primarily attributable to decreased interest revenue earned on our cash balances and short- and long-term investments as well as a $3.9 million other-than temporary impairment of long-term investments.

Provision for Income Taxes.  Provision for income taxes was $127.0 million for the year ended December 31, 2009, an increase of $61.5 million or 94.0% higher than the provision for income taxes of $65.4 million for the year ended December 31, 2008.  The increase in the provision for income taxes was primarily due to increased operating income of $173.7 million. The effective combined federal and state tax rate was 37.8% and 37.7% for the years ended December 31, 2009 and 2008, respectively.

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

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $229.0 million for the year ended December 31, 2010, as compared with net cash provided by operating activities of $156.2 million for the year ended December 31, 2009.  For the year ended December 31, 2010, cash provided by operating activities was primarily attributable to net income earned of $212.0 million and adjustments for certain non-cash expenses consisting of $16.9 million of stock-based compensation, $11.7 million of depreciation and other amortization, a $4.5 million impairment loss on investments and $1.7 million of bad debt expense. For the year ended December 31, 2010, cash provided by operations also increased due to a $37.1 million increase in accounts payable, a $9.4 million increase in accrued liabilities, a $12.5 million increase in income taxes payable, a $4.3 million decrease in distributor receivables and a $2.0 million decrease in accounts receivable. For the year ended December 31, 2010, cash provided by operating activities was reduced due to a $45.0 million increase in inventory, a $12.4 million increase in tax benefit from exercise of stock options, a $10.0 million increase in prepaid income taxes, a $5.5 million decrease in deferred revenue, a $3.8 million gain on the Put Option (defined below), a $2.8 million increase in prepaid expenses and other current assets, a $2.6 million decrease in accrued distributor terminations and a $1.4 million decrease in deferred income taxes. For the year ended December 31, 2009, cash provided by operating activities was primarily attributable to net income earned of $208.7 million and adjustments for certain non-cash expenses consisting of $14.0 million of stock-based compensation, $5.8 million of depreciation and other amortization, a $3.9 million impairment on investments and a $0.7 million provision for doubtful accounts. For the year ended December 31, 2009, cash provided by operations also increased due to an $86.0 million decrease in distributor receivables, a $9.3 million increase in accrued liabilities, an $8.5 million decrease in inventory, a $5.0 million decrease in prepaid income taxes, a $3.9 million increase in income taxes payable and a $0.8 million increase in accrued compensation. For the year ended December 31, 2009, cash provided by operating activities was reduced due to a $99.3 million decrease in accrued distributor terminations, a $59.4 million increase in accounts receivable, a $15.8 million decrease in accounts payable, a $6.8 million decrease in deferred revenue, a $2.9 million increase in prepaid expenses and other current assets, a $3.1 million increase in tax benefit from exercise of stock options and a $3.1 million decrease in deferred income taxes.

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $212.5 million for the year ended December 31, 2010, as compared to net cash used in investing activities of $4.5 million for the year ended December 31, 2009.  For the year ended December 31, 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments, while cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment and additions to intangibles. For the year ended December 31, 2009, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and sales of available-for-sale investments, while cash used in investing activities was primarily attributable to purchases of held-to-maturity and available-for-sale investments, purchases of property and equipment, and additions to intangibles. For both periods, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations for purchasing short- and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows provided by (used in) financing activities – Net cash provided by financing activities was $9.2 million for the year ended December 31, 2010, as compared to net cash used in financing activities of $82.1 million for the year ended December 31, 2009. For the year ended December 31, 2010, cash used in financing activities was primarily attributable to $23.5 million of purchases of common stock held in treasury.  For the year ended December 31, 2010, cash provided by financing activities was primarily attributable to proceeds of $20.8 million received from the issuance of common stock in connection with the exercise of certain stock options and a $12.4 million excess tax benefit in connection with the exercise of certain stock options. For the year ended December 31, 2009, cash used in financing activities was primarily attributable to $86.2 million of purchases of common stock held in treasury.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments – At December 31, 2010, we had $354.8 million in cash and cash equivalents and $288.8 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the years ended December 31, 2010 and 2009, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

In March 2010, we entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, we have the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the year ended December 31, 2010, $7.4 million of par value ARS Securities were redeemed at par through normal market channels.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option which is recognized as a separate freestanding asset and is accounted for separately from our auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, we elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of December 31, 2010, we recorded $3.8 million as the fair market value of the Put Option ($3.0 million current portion included in prepaid expenses and other current assets and $0.8 million long-term portion included in other assets) in the consolidated balance sheet, with a corresponding gain of $3.8 million recorded in other income (expense) in the consolidated statements of income for the year ended December 31, 2010.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities in installments as indicated above beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At December 31, 2010, we held auction rate securities with a face value of $79.6 million (amortized cost basis of $70.7 million). A Level 3 valuation was performed on our auction rate securities as of December 31, 2010 resulting in a fair value of $25.4 million for our available-for-sale auction rate securities (after a $7.4 million impairment) and $42.9 million for our trading auction rate securities, which are included in short- and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

ASC 320-10-35 indicates that an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a “Credit Loss” exists), and an other-than-temporary impairment shall be considered to have occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as a loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss). ASC 320-10-35 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related Put Option beginning March 22, 2011. We recognized a net loss through earnings on our trading securities of $3.9 million during the year ended December 31, 2010.

We determined that of the $7.4 million impairment of its available-for-sale auction rate securities at December 31, 2010, $2.4 million was deemed temporary and $5.0 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  We recorded a net charge through earnings of $0.6 million of other-than-temporary impairment that was deemed Credit Loss related during the year ended December 31, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). At December 31, 2010, $2.4 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of accumulated other comprehensive income (loss). The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the Put Option as of December 31, 2010; (iii) the transfer from available-for-sale to trading of the ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of trading ARS Securities as of December 31, 2010; (v) the redemption of certain ARS Securities; (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010; and (vii) an increase in the other-than-temporary impairment of certain auction rate securities, resulted in losses of $0.8 million, included in other income (expense) for the year ended December 31, 2010.

We hold additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale.  We intend to retain our investment in the securities until the earlier of the anticipated recovery in market value or maturity.

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

During the year ended December 31, 2010, the Company purchased 0.6 million shares of common stock at an average purchase price of $37.68 per share for a total amount of $23.5 million, which the Company holds in treasury. During the year ended December 31, 2009, the Company purchased 2.6 million shares of common stock at an average purchase price of $33.10 per share for a total amount of $86.2 million, which the Company holds in treasury.

Debt and other obligations – We entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2010, under which we may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2012. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at December 31, 2010. Letters of credit issued on our behalf, totaling $0.3 million and $0.2 million under this credit facility, were outstanding as of December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, we were in compliance with the terms of our line of credit, which contains certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next twelve months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $30.0 million through December 31, 2011.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of December 31, 2010:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations	$57,073	$31,834	$21,431	$3,808	$-
Capital Leases	274	274	-	-	-
Operating Leases	19,188	3,366	9,287	5,680	855
Purchase Commitments	27,369	27,369	-	-	-
	$103,904	$62,843	$30,718	$9,488	$855

Contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

In addition to the above purchase obligations, approximately $0.5 million of recognized tax benefits have been recorded as liabilities as of December 31, 2010, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $0.2 million as of December 31, 2010.

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

Investments – Our investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 320. Held-to-maturity securities are those securities that we have the positive intent and ability to hold until maturity. Trading securities are those securities that we intend to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 3 “Fair Value of Certain Financial Assets and Liabilities” in the notes to consolidated financial statements). Under ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income (loss), net of applicable taxes. We evaluate whether the decline in fair value of our investments is other-than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived identifiable intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairment indicators were identified as of December 31, 2010 or 2009.

Management believes that the accounting estimate related to impairment of its long-lived assets, including its trademarks (as discussed below), is a “critical accounting estimate” because: (1) the estimate is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Intangibles – Intangibles are comprised primarily of trademarks that represent our exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. We also own in our own right, a number of other trademarks in the United States, as well as in a number of countries around the world. We also own the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. During 2002, we adopted ASC 350. Under the provisions of ASC 350, we discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining definite-lived trademarks over one to 25 years.

In accordance with ASC 350, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the year ended December 31, 2010, the estimated fair values of trademarks exceeded the carrying values.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with ASC 605-50. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating our prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

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

Stock-Based Compensation – We account for share-based compensation arrangements in accordance with the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. We use the Black-Scholes-Merton option pricing formula to estimate the fair value of our stock options at the date of grant. The Black-Scholes-Merton option pricing formula was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Our employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. We use historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Income Taxes – We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

Sales of beverages are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). The Company defines unit case volume as the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced with the expansion of the distribution of our products outside of California. Our experience with our energy drink products suggests they are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes in and/or increased advertising and promotional expenses.  (See “Part I, Item 1 – Business – Seasonality”).

	2010	2009	2008		2007	2006
Unit Case Volume / Case Sales (in Thousands)
Quarter 1	24,205	23,468	22,274		19,396	14,974
Quarter 2	35,861	29,256	28,726		26,950	19,136
Quarter 3	37,856	29,800	28,009		26,450	21,176
Quarter 4	31,109	27,461	23,650		25,657	17,454
Total	129,031	109,985	102,659		98,453	72,740

Net Revenues (in Thousands)
Quarter 1	$238,110	$244,206	$212,178		$165,853	$119,746
Quarter 2	365,701	300,250	282,244		244,763	156,037
Quarter 3	381,466	307,929	284,986		247,211	178,647
Quarter 4	318,665	290,914	254,372	¹	246,638	151,344
Total	$1,303,942	$1,143,299	$1,033,780	¹	$904,465	$605,774

Average Price per Case
Quarter 1	$9.84	$10.41	$9.53		$8.55	$8.00
Quarter 2	10.20	10.26	9.83		9.08	8.15
Quarter 3	10.08	10.33	10.17		9.35	8.44
Quarter 4	10.24	10.59	10.76	¹	9.61	8.67
Total	$10.11	$10.40	$10.07	¹	$9.19	$8.33

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

•

The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted, whether as a result of such criticism or otherwise that limits or otherwise restricts the sale of energy drinks to minors and/or persons below a specified age and/or the venues in which energy drinks can be sold;

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

•	Our ability to pass on to our customers all or a portion of the increasing costs of raw materials and/or ingredients and/or commodities affecting our business;
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

•	The terms and/or availability of our credit facility and the actions of our creditors;
•	The costs and/or effectiveness of our advertising, marketing and promotional programs;
•	Changes in product category consumption;
•	Unforeseen economic and political changes;
•	Possible recalls of our products and/or defective production;
•	Our ability to make suitable arrangements for the co-packing of any of our products and/or the timely replacement of discontinued co-packing arrangements;
•	Our ability to make suitable arrangements for the procurement of non-defective raw materials;
•	Our inability to protect and/or the loss of our intellectual property rights;
•	Volatility of stock prices which may restrict stock sales or other opportunities;
•	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	The ability of our bottlers and contract packers to manufacture our products;
•	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar and other sweeteners, glucose, sucrose and milk and cream, all of which are used in some or many of our products) and limited availability of certain raw materials. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and inventory realization.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.

Our gross sales to customers outside of the United States were approximately 16% and 13% of consolidated gross sales for both the years ended December 31, 2010 and 2009, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2010 to be significant. For the year ended December 31, 2010 we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At December 31, 2010, we had $354.8 million in cash and cash equivalents and $288.8 million in short- and long-term investments including U.S. treasuries, certificates of deposit, municipal securities, U.S. government agency securities, variable rate demand notes and municipal securities (which may have an auction reset feature). Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.

In March 2010, we entered into the ARS Agreement, related to $54.2 million in par value auction rate securities. Under the ARS Agreement, we have the right, but not the obligation, to sell the ARS Securities including all accrued but unpaid interest as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the ARS Securities when the auction process fails. As of December 31, 2010, we recorded $3.8 million as the fair market value of the Put Option ($3.0 million current portion included in prepaid expenses and other current assets and $0.8 million long-term portion included in other assets) in the consolidated balance sheet, with a corresponding gain of $3.8 million recorded in other income (expense) in the consolidated statements of income for the year ended December 31, 2010.  In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading, as we have the ability and intent to exercise the related Put Option beginning March 22, 2011. We recognized a loss on trading securities of $3.9 million through earnings during the year ended December 31, 2010.  During the year ended December 31, 2010, $7.4 million of par value ARS Securities were redeemed at par through normal market channels.

The applicable interest rate on our auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. Based on an assessment of fair value as of December 31, 2010, we determined that there was a decline in fair value of our available for sale auction rate securities of $7.4 million. We determined that of the $7.4 million decline in fair value of our auction rate securities at December 31, 2010, $2.4 million was deemed temporary and $5.0 million was deemed other-than-temporary. At December 31, 2010, $2.4 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of other comprehensive income (loss). We recorded a net charge through earnings of $0.6 million of other-than-temporary impairment that was deemed Credit Loss related during the year ended December 31, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition. (See “Part I, Item 1A Risk Factors – Our investments are subject to risks which may cause losses and affect the liquidity of these investments” and “Part I, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page hereto at pages 74 through 112.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – During the quarter ended December 31, 2010, we implemented certain modules of SAP, an enterprise resource planning (“ERP”) system, at our European subsidiaries. We have modified the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls.  We expect the SAP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized and we will continue to update our internal controls over financial reporting as necessary to accommodate modifications to the business processes and accounting processes.  There were no other changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hansen Natural Corporation
Corona, California

We have audited the internal control over financial reporting of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2011

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2011 Proxy Statement and is incorporated herein by reference.

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

Hansen Natural Corporation

550 Monica Circle, Suite 201

Corona, CA 92880

(951) 739-6200

(800) HANSENS

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 1, 2011
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of Directors and	March 1, 2011
Rodney C. Sacks	Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG Hilton H. Schlosberg	Vice Chairman of the Board of Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)	March 1, 2011

/s/ NORMAN C. EPSTEIN	Director	March 1, 2011
Norman C. Epstein

/s/ BENJAMIN M. POLK	Director	March 1, 2011
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 1, 2011
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 1, 2011
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 1, 2011
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

10.6+	Employment Agreement between Hansen Natural Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 11, 2009).
10.7+	Employment Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 11, 2009).
10.8+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of May 28, 2003) (incorporated by reference to Exhibit 10.21 to our Form 10-K dated March 30, 2004).
10.9+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of May 28, 2003) (incorporated by reference to Exhibit 10.22 to our Form 10-K dated March 30, 2004).
10.10+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of January 15, 2004) (incorporated by reference to Exhibit 10.23 to our Form 10-K dated March 16, 2005).
10.11+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of January 15, 2004) (incorporated by reference to Exhibit 10.26 to our Form 10-K dated March 16, 2005).
10.12	Contract Manufacturing and Packaging Agreement between Hansen Beverage Company and Nor-Cal Beverage Co., Inc. (incorporated by reference to Exhibit 10.28 to our Form 10-K dated March 16, 2005).

10.13

Product Manufacture and Supply Agreement between Hansen Beverage Company and Seven-Up/RC Bottling Company of Southern California, Inc. (incorporated by reference to Exhibit 10.29 to our Form 10-K dated March 16, 2005).

10.14	Manufacturing Contract between Hansen Beverage Company and Pri-Pak, Inc. (incorporated by reference to Exhibit 10.32 to our Form 10-K dated March 16, 2005).
10.15+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of March 23, 2005) (incorporated by reference to Exhibit 10.36 to our Form 10-K dated March 15, 2006).
10.16+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of March 23, 2005) (incorporated by reference to Exhibit 10.37 to our Form 10-K dated March 15, 2006).
10.17+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of March 23, 2005) (incorporated by reference to Exhibit 10.38 to our Form 10-K dated March 15, 2006).
10.18+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of September 28, 2005) (incorporated by reference to Exhibit 10.40 to our Form 10-K dated March 15, 2006).
10.19+	Stock Option Agreement between Hansen Natural Corporation and Harold Taber (made as of November 11, 2005) (incorporated by reference to Exhibit 10.42 to our Form 10-K dated March 15, 2006).
10.20+	Stock Option Agreement between Hansen Natural Corporation and Norman Epstein (made as of November 11, 2005) (incorporated by reference to Exhibit 10.43 to our Form 10-K dated March 15, 2006).
10.21+	Stock Option Agreement between Hansen Natural Corporation and Mark Vidergauz (made as of November 11, 2005) (incorporated by reference to Exhibit 10.44 to our Form 10-K dated March 15, 2006).
10.22+	Stock Option Agreement between Hansen Natural Corporation and Benjamin Polk (made as of November 11, 2005) (incorporated by reference to Exhibit 10.45 to our Form 10-K dated March 15, 2006).
10.23+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of November 11, 2005) (incorporated by reference to Exhibit 10.46 to our Form 10-K dated March 15, 2006).
10.24+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of November 11, 2005) (incorporated by reference to Exhibit 10.47 to our Form 10-K dated March 15, 2006).
10.25+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of November 11, 2005) (incorporated by reference to Exhibit 10.48 to our Form 10-K dated March 15, 2006).
10.26+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of November 11, 2005) (incorporated by reference to Exhibit 10.50 to our Form 10-K dated March 15, 2006).
10.27+

Severance and Consulting Agreement by and among Hansen Beverage Company, Hansen Natural Corporation, and Harold C. Taber, Jr. (incorporated by reference to Exhibit 10(YY) to our Form 10-Q dated November 12, 1997).

10.28+	Stock Repurchase Agreement between Hansen Natural Corporation and Rodney C. Sacks (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(JJJ) to our Form 10-Q dated August 16, 1999).
10.29+

Stock Repurchase Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (dated as of August 3, 1998) (incorporated by reference to Exhibit 10(KKK) to our Form 10-Q dated August 16, 1999).

10.30+

Settlement Agreement dated as of September 1999 between Hansen Beverage Company and Rodney C. Sacks as sole Trustee of the Hansen’s Trust and Hansen Beverage Company, The Fresh Juice Company of California, Inc. (incorporated by reference to Exhibit 10 to our Form 10-Q dated November 15, 1999).

10.31+

Settlement Agreement September 3, 1999 by and between The Fresh Juice Company of California, Inc., The Fresh Smoothie Company, LLC, Barry Lublin, Hansen’s Juice Creations, LLC, Harvey Laderman and Hansen Beverage Company and Rodney C. Sacks, as Trustee of The Hansen’s Trust (incorporated by reference to Exhibit 10 to our Form 10-Q dated November 15, 1999).

10.32

Single Tenant Industrial Lease, made and entered into as of October 13, 2006 by and between Watson Land Company, a California Corporation, and Hansen Beverage Company, a Delaware Corporation (incorporated by reference to exhibit 10 to our Form 10-K dated June 6, 2007).

10.33+	Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).
10.34	Business Loan Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2007).
10.35

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

10.37

Monster Energy Distribution Coordination Agreement, dated October 3, 2008, between Hansen Beverage Company and The Coca Cola Company (incorporated by reference to exhibit 10.1 to our Form 10-Q dated November 10, 2008).

10.38

Monster Energy International Distribution Coordination Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.2 to our Form 10-Q dated November 10, 2008).

10.39

Monster Energy Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Enterprises, Inc. (incorporated by reference to exhibit 10.3 to our Form 10-Q dated November 10, 2008).

10.40

Monster Energy Canadian Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Bottling Company. (incorporated by reference to exhibit 10.4 to our Form 10-Q dated November 10, 2008).

10.41

Monster Energy International Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.5 to our Form 10-Q dated November 10, 2008).

10.42

Monster Energy Belgium Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.6 to our Form 10-Q dated November 10, 2008).

10.43+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of June 2, 2008).
10.43A+	Amendment to Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of August 2, 2008).
10.44+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of June 2, 2008).

10.44A+	Amendment to Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of August 2, 2008).
10.45+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of June 2, 2008).
10.46+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 2, 2008).
10.47+	2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit A to our Proxy Statement dated April 24, 2009).
10.48+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 1, 2009).
10.49+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of December 1, 2009).
10.50+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of December 1, 2009).
10.51+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2009).
10.52+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of December 1, 2009).
10.53+*	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of December 1, 2010).
10.54+*	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2010).
10.55+*	Form of Restricted Stock Unit Agreement pursuant to the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors.
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following materials from Hansen Natural Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*     Filed herewith.

+     Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hansen Natural Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Hansen Natural Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hansen Natural Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2011

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009 (In Thousands, Except Par Value)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354,842	$328,349
Short-term investments	244,649	18,487
Trade accounts receivable, net	101,222	104,206
Distributor receivables	413	4,699
Inventories	153,241	108,143
Prepaid expenses and other current assets	17,022	11,270
Prepaid income taxes	9,992	-
Deferred income taxes	16,772	10,350
Total current assets	898,153	585,504

INVESTMENTS	44,189	80,836
PROPERTY AND EQUIPMENT, net	34,551	33,314
DEFERRED INCOME TAXES	58,475	65,678
INTANGIBLES, net	43,316	33,512
OTHER ASSETS	3,447	1,226
Total Assets	$1,082,131	$800,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,674	$48,863
Accrued liabilities	23,811	14,174
Deferred revenue	10,140	9,125
Accrued distributor terminations	407	2,977
Accrued compensation	7,603	7,623
Current portion of debt	274	206
Income taxes payable	925	761
Total current liabilities	128,834	83,729

DEFERRED REVENUE	124,899	131,388

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 98,731 shares issued and 88,980 outstanding as of December 31, 2010; 97,285 shares issued and 88,159 outstanding as of December 31, 2009	494	486
Additional paid-in capital	187,040	137,040
Retained earnings	882,425	670,396
Accumulated other comprehensive income (loss)	281	(4,667)
Common stock in treasury, at cost; 9,751 shares and 9,126 shares as of December 31, 2010 and 2009, respectively	(241,842)	(218,302)
Total stockholders’ equity	828,398	584,953
Total Liabilities and Stockholders’ Equity	$1,082,131	$800,070

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands, Except Per Share Amounts)

	2010	2009	2008

NET SALES	$1,303,942	$1,143,299	$1,033,780

COST OF SALES	623,702	530,983	494,986

GROSS PROFIT	680,240	612,316	538,794

OPERATING EXPENSES	332,426	275,007	375,203

OPERATING INCOME	347,814	337,309	163,591

OTHER INCOME (EXPENSE):
Interest and other income, net	2,246	2,273	10,413
Loss on investments and put option, net (Note 2)	(758)	(3,887)	(527)
Total other income (expense)	1,488	(1,614)	9,886

INCOME BEFORE PROVISION FOR INCOME TAXES	349,302	335,695	173,477

PROVISION FOR INCOME TAXES	137,273	126,979	65,445

NET INCOME	$212,029	$208,716	$108,032

NET INCOME PER COMMON SHARE:
Basic	$2.40	$2.32	$1.17
Diluted	$2.28	$2.21	$1.11

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	88,514	89,967	92,515
Diluted	93,021	94,643	97,530

 See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (In Thousands)

					Accumulated
	Common stock		Additional Paid-in	Retained	Other Comprehensive	Treasury stock		Total Stockholders’
	Shares	Amount	Captial	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 1, 2008	95,849	$479	$96,749	$353,648	$(47)	(2,658)	$(28,662)	$422,167

Stock-based compensation	-	-	13,771	-	-	-	-	13,771

Exercise of stock options	1,002	5	2,252	-	-	-	-	2,257

Excess tax benefits from share based payment arrangements	-	-	4,334	-	-	-	-	4,334

Repurchase of common stock	-	-	-	-	-	(3,865)	(103,467)	(103,467)

Foreign currency translation	-	-	-	-	(2,118)	-	-	(2,118)

Change in unrealized loss on available-for-sale securities, net of tax	-	-	-	-	(8,660)	-	-	(8,660)

Net income	-	-	-	108,032	-	-	-	108,032

Balance, December 31, 2008	96,851	484	117,106	461,680	(10,825)	(6,523)	(132,129)	436,316

Stock-based compensation	-	-	14,303	-	-	-	-	14,303

Exercise of stock options	434	2	2,500	-	-	-	-	2,502

Excess tax benefits from share based payment arrangements	-	-	3,131	-	-	-	-	3,131

Repurchase of common stock	-	-	-	-	-	(2,603)	(86,173)	(86,173)

Foreign currency translation	-	-	-	-	2,087	-	-	2,087

Change in unrealized loss on available-for-sale securities, net of tax	-	-	-	-	4,071	-	-	4,071

Net income				208,716	-			208,716

Balance, December 31, 2009	97,285	486	137,040	670,396	(4,667)	(9,126)	(218,302)	584,953

Stock-based compensation	-	-	16,810	-	-	-	-	16,810

Exercise of stock options	1,446	8	20,816	-	-	-	-	20,824

Excess tax benefits from share based payment arrangements	-	-	12,374	-	-	-	-	12,374

Repurchase of common stock	-	-	-	-	-	(625)	(23,540)	(23,540)

Foreign currency translation	-	-	-	-	1,837	-	-	1,837

Change in unrealized loss on available-for-sale securities, net of tax	-	-	-	-	3,111	-	-	3,111

Net income				212,029	-			212,029

Balance, December 31, 2010	98,731	$494	$187,040	$882,425	$281	(9,751)	$(241,842)	$828,398

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (In Thousands)

	2010	2009	2008
Net income, as reported	$212,029	$208,716	$108,032
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	3,111	4,071	(8,660)
Foreign currency translation adjustments	1,837	2,087	(2,118)
Comprehensive income	$216,977	$214,874	$97,254

See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (In Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212,029	$208,716	$108,032
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	48	68	55
Depreciation and amortization	11,728	5,839	3,417
Loss (gain) on disposal of property and equipment	194	(144)	101
Stock-based compensation	16,862	14,040	13,899
Gain on put option	(3,768)	-	-
Loss on investments, net	4,526	3,887	527
Deferred income taxes	(1,361)	(3,163)	(44,594)
Tax benefit from exercise of stock options	(12,374)	(3,131)	(4,334)
Provision (benefit) for doubtful accounts	1,659	671	(33)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	2,031	(59,418)	30,609
Distributor receivables	4,286	86,023	(85,348)
Inventories	(44,973)	8,545	(19,671)
Prepaid expenses and other current assets	(2,774)	(2,872)	(4,686)
Prepaid income taxes	(9,992)	4,977	(4,977)
Accounts payable	37,096	(15,786)	7,517
Accrued liabilities	9,432	9,341	3,272
Accrued distributor terminations	(2,570)	(99,332)	98,082
Accrued compensation	(66)	838	956
Income taxes payable	12,505	3,892	(1,960)
Deferred revenue	(5,474)	(6,799)	98,632
Net cash provided by operating activities	229,044	156,192	199,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	107,992	79,919	4,997
Sales of available-for-sale investments	13,201	17,254	283,241
Sales of trading investments	7,400	-	-
Purchases of held-to-maturity investments	(257,474)	(74,976)	(24,938)
Purchases of available-for-sale investments	(59,907)	-	(106,685)
Purchases of property and equipment	(12,545)	(23,554)	(6,718)
Proceeds from sale of property and equipment	115	877	159
Additions to trademarks	(9,852)	(5,215)	(4,354)
(Increase) Decrease in other assets	(1,440)	1,226	(1,720)
Net cash (used in) provided by investing activities	(212,510)	(4,469)	143,982

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(420)	(1,539)	(1,170)
Tax benefit from exercise of stock options	12,374	3,131	4,334
Issuance of common stock	20,824	2,502	2,257
Purchases of common stock held in treasury	(23,540)	(86,173)	(103,467)
Net cash provided by (used in) financing activities	9,238	(82,079)	(98,046)

Effect of exchange rate changes on cash and cash equivalents	721	1,904	(1,071)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,493	71,548	244,361
CASH AND CASH EQUIVALENTS, beginning of year	328,349	256,801	12,440
CASH AND CASH EQUIVALENTS, end of year	$354,842	$328,349	$256,801

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$13	$50	$49
Income taxes	$136,369	$125,838	$118,338

 See accompanying notes to consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2010, 2009 and 2008, the Company entered into capital leases of $0.5 million, $0.8 million and $1.4 million, respectively, for the acquisition of promotional vehicles.

Included in accounts payable was equipment purchased of $0.2 million, $0.7 million and $1.5 million as of December 31, 2010, 2009 and 2008, respectively.

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

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Java Monster™, Monster Energy® Extra Strength, Nitrous Technology™, Monster Rehab™, Peace Tea™, Hansen’s®, Hansen’s Natural Sodas®, Junior Juice®, Blue Sky®, X-Presso Monster™, Vidration™, Worx Energy™, Admiral™, Lost® Energy™, Hubert’s™, Rumba®, Samba and Tango. The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages.

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

Subsequent Events – Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this annual report on Form 10-K on March 1, 2011.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 3). Under ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income (loss), net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Inventories – Inventories are valued at the lower of first-in, first-out, cost or market value (net realizable value).

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

Capitalized Software Costs – In accordance with ASC 350-40, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the remaining useful lives. Costs such as maintenance and training are expensed as incurred.

Intangibles – Intangibles are comprised of trademarks representing the Company’s exclusive ownership of the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages and the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world.  In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. In accordance with ASC 350, intangible assets with indefinite lives are not

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives, which range from 1 to 25 years. For the fiscal years ended December 31, 2010, 2009 and 2008, there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2010, 2009 and 2008, there were no impairment indicators identified.

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

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to the Company’s products passes to customers upon delivery of the products to customers.  Certain of the Company’s distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are co-packed on the Company’s behalf by those co-packers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with ASC 605-50. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating the Company’s prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

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

Freight-Out Costs – For the years ended December 31, 2010, 2009 and 2008, freight-out costs amounted to $47.4 million, $39.8 million and $45.1 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including but not limited to production costs, amounted to $104.9 million, $86.7 million and $84.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

On October 2, 2010, The Coca-Cola Company (“TCCC”) completed its acquisition of the North American business operations of Coca-Cola Enterprises, Inc. (“CCE”), through a merger with a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed Coca-Cola Refreshments (“CCR”), and currently distributes the Company’s products in those portions of the United States in which CCE previously distributed our products. Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. (“New CCE”) was formed which is currently the Company’s distributor in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden (added during the first quarter of 2011).

CCE (including the Coca-Cola Bottling Company up to September 30, 2010) (CCE replaced by New CCE from October 1, 2010), a customer of the Direct Store Delivery segment (“DSD”) with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 28% and 27% of the Company’s net sales for the years ended December 31, 2010 and 2009, respectively. The Dr. Pepper Snapple Group (“DPS”), a former customer of the DSD segment, accounted for approximately 13% of the Company’s net sales for the year ended December 31, 2008. Wal-Mart, Inc. (including Sam’s Club), a customer of both the DSD and Warehouse segments, accounted for approximately 11% of our net sales for the year ended December 31, 2008.

Credit Risk – The Company sells its products nationally and internationally, primarily to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements – In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. In addition, with respect to the reconciliation of Level 3 fair value measurements, information on purchases, sales, issuances and settlements, requires separate presentation. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurement of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  The new guidance requires expanded disclosures only, and did not and is not expected to have a material effect on the Company’s financial position, results of operations and liquidity.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2.                                     INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. treasuries	$66,521	$-	$2	$66,519	$2	$-
Certificates of deposit	7,004	-	-	7,004	-	-
Municipal securities	71,266	-	15	71,251	15	-
U.S. government agencies	19,688	-	8	19,680	8	-
Available-for-sale
Short-term:
Variable rate demand notes	56,107	-	-	56,107	-	-
Long-term:
Auction rate securities	27,790	-	2,408	25,382	-	2,408
Total	$248,376	$-	$2,433	245,943	$25	$2,408
Trading
Short-term:
Auction rate securities				24,063
Long-term:
Auction rate securities				18,807
Total				$288,813

December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. treasuries	$14,998	$-	$-	$14,998	$-	$-

Available-for-sale
Short-term:
Auction rate securities	3,651	-	162	3,489	-	162
Long-term:
Auction rate securities	88,334	-	7,498	80,836	-	7,498
Total	$106,983	$-	$7,660	$99,323	$-	$7,660

During the years ended December 31, 2010, 2009 and 2008, realized gains or losses recognized on the sale of investments were not significant.

All of the Company’s investments at December 31, 2010 in U.S. treasuries, certificates of deposit, municipal securities, U.S. government agency securities and variable rate demand notes (“VRDNs” see Note 3) carry investment grade or better credit ratings. The majority of the Company’s investments at December 31, 2010 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities” see Note 3) also carry investment grade or better credit ratings.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2010		December 31, 2009

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$66,521	$66,519	$14,998	$14,998
Certificates of deposit	7,004	7,004	-	-
Municipal securities	71,266	71,251	-	-
U.S. government agencies	19,688	19,680	-	-
Auction rate securities	-	-	400	393
Due 1 - 10 years:
Variable rate demand notes	3,001	3,001	-	-
Auction rate securities	-	-	300	282
Due 11 - 20 years:
Variable rate demand notes	11,002	11,002	-	-
Auction rate securities	10,305	9,819	8,201	7,674
Due 21 - 30 years
Variable rate demand notes	30,426	30,426	-	-
Auction rate securities	48,779	46,857	58,925	53,570
Due 31 - 40 years
Variable rate demand notes	11,678	11,678	-	-
Auction rate securities	11,576	11,576	24,159	22,406
Total	$291,246	$288,813	$106,983	$99,323

3.                                     FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash	$50,202	$-	$-	$50,202
Money market funds	242,001	-	-	242,001
U.S. Treasuries	85,521	-	-	85,521
Certificates of deposit	-	40,010	-	40,010
Municipal securities	-	81,899	-	81,899
U.S. government agencies	-	19,688	-	19,688
Variable rate demand notes	-	56,107	-	56,107
Auction rate securities	-	-	68,252	68,252
Put option related to auction rate securities	-	-	3,768	3,768
Total	$377,724	$197,704	$72,020	$647,448

Amounts included in:
Cash and cash equivalents	$311,202	$43,640	$-	$354,842
Short-term investments	66,522	154,064	24,063	244,649
Investments	-	-	44,189	44,189
Prepaid expenses and other current assets	-	-	2,983	2,983
Other assets	-	-	785	785
Total	$377,724	$197,704	$72,020	$647,448

December 31, 2009	Level 1	Level 2	Level 3	Total
Cash	$16,474	$-	$-	$16,474
Money market funds	266,877	-	-	266,877
U.S. Treasuries	59,996	-	-	59,996
Auction rate securities	-	-	84,325	84,325
Total	$343,347	$-	$84,325	$427,672

Amounts included in:
Cash and cash equivalents	$328,349	$-	$-	$328,349
Short-term investments	14,998	-	3,489	18,487
Investments	-	-	80,836	80,836
Total	$343,347	$-	$84,325	$427,672

A large portion of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, U.S. government notes and bills. The types of instruments valued based on other observable inputs include the Company’s certificates of deposit, municipal securities, U.S. government agency securities and VRDNs. Such instruments are classified within Level 2 of the fair value hierarchy. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day or generally, on a seven day settlement basis.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2010:

	Level 3 Auction Rate Securities	Level 3 Put Option
Balance at December 31, 2009	$84,325	$-
Transfers to Level 3	-	-
Recognized (loss) gain included in income	(4,526)	3,768
Unrealized gain included in other comprehensive loss	5,253	-
Net Settlements	(16,800)	-
Balance at December 31, 2010	$68,252	$3,768

The Company’s Level 3 assets are comprised of auction rate securities. A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after December 31, 2010 and December 31, 2009, or those that the Company intends to sell prior to December 31, 2011 as a result of the agreement described below, are classified as long-term investments in the accompanying consolidated balance sheets.

In March 2010, the Company entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, the Company has the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the year ended December 31, 2010, $7.4 million of par value ARS Securities were redeemed at par through normal market channels.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option and should be recognized as a separate freestanding asset and is accounted for separately from the Company’s auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of December 31, 2010, the Company recorded $3.8 million as the fair market value of the Put Option ($3.0 million current portion included in prepaid expenses and other current assets and $0.8 million long-term portion included in other assets) in the consolidated balance sheet, with a corresponding gain of $3.8 million recorded in other income (expense) in the consolidated statement of income for the year ended December 31, 2010.  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities in installments as indicated above beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At December 31, 2010, the Company held auction rate securities with a face value of $79.6 million (amortized cost basis of $70.7 million). A Level 3 valuation was performed on the Company’s auction rate securities as of December 31, 2010 resulting in a fair value of $25.4 million for the Company’s available-for-sale auction rate securities (after a $7.4 million impairment) and $42.9 million for the Company’s trading auction rate securities, which are included in short- and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

ASC 320-10-35 indicates that an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a “Credit Loss” exists), and an other-than-temporary impairment shall be considered to have occurred. In the event of a Credit Loss and absent the intent or requirement to sell a debt security before recovery of its amortized cost, only the amount associated with the Credit Loss is recognized as a loss in the income statement. The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss). ASC 320-10-35 also requires additional disclosures regarding the calculation of the Credit Loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

In connection with the ARS Agreement, during the first fiscal quarter of 2010, the Company reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as the Company has the ability and intent to exercise the related Put Option beginning March 22, 2011. The Company recognized a net loss through earnings on its trading securities of $3.9 million during the year ended December 31, 2010.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company determined that of the $7.4 million impairment of its available-for-sale auction rate securities at December 31, 2010, $2.4 million was deemed temporary and $5.0 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded a net charge through earnings of $0.6 million of other-than-temporary impairment that was deemed Credit Loss during the year ended December 31, 2010 ($3.9 million and $0.5 million had been previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2009 and 2008, respectively). At December 31, 2010, $2.4 million of temporary impairment has been recorded, less a tax benefit of $1.0 million, as a component of accumulated other comprehensive income (loss). The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the Put Option as of December 31, 2010; (iii) the transfer from available-for-sale to trading of the ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of trading ARS Securities as of December 31, 2010; (v) the redemption at par of certain ARS Securities; (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010; and (vii) an increase in the other-than-temporary impairment of certain auction rate securities, resulted in losses of $0.8 million, included in other income (expense) for the year ended December 31, 2010. The net effect of an other-than-temporary impairment of certain auction rate securities, resulted in losses of $3.9 million and $0.5 million, included in other income (expense) for the years ended December 31, 2009 and 2008, respectively.

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

4.                                     INVENTORIES

Inventories consist of the following at December 31:

	2010	2009
Raw materials	$61,010	$43,663
Finished goods	92,231	64,480
	$153,241	$108,143

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

5.                                     PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2010	2009
Land	$3,076	$3,076
Leasehold improvements	1,998	2,365
Furniture and fixtures	1,959	1,752
Office and computer equipment	5,541	5,585
Computer software	8,428	8,313
Equipment	20,150	12,377
Vehicles	15,696	12,170
	56,848	45,638
Less: accumulated depreciation and amortization	(22,297)	(12,324)
	$34,551	$33,314

6.                                     INTANGIBLES, Net

The following provides additional information concerning the Company’s intangibles as of December 31:

	2010	2009
Amortizing intangibles	$1,047	$1,073
Accumulated amortization	(452)	(414)
	595	659
Non-amortizing trademarks	42,721	32,853
	$43,316	$33,512

All amortizing trademarks have been assigned an estimated finite useful life and such trademarks are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years). Total amortization expense recorded was $0.05 million, $0.07 million and $0.06 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, future estimated amortization expense related to amortizing trademarks through the year ending December 31, 2015 is approximately $0.05 million per year.

7.                                     DISTRIBUTION AGREEMENTS

Amounts received pursuant to distribution agreements entered into with certain distributors have been accounted for as deferred revenue in the accompanying consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $8.0 million, $7.5 million and $14.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company incurred termination costs to certain of its prior distributors amounting to $0.3 million, $1.9 million and $118.1 million in aggregate for the years ended December 31, 2010, 2009 and 2008, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2010, 2009 and 2008. Accrued distributor terminations in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 were $0.4 million and $3.0 million, respectively.

8.                                     DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in May 2010, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2012. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. The Company had no outstanding borrowings on this line of credit at December 31, 2010. Letters of credit issued on our behalf, totaling $0.3 million and $0.2 million under this credit facility, were outstanding as of December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company was in compliance with the terms of its line of credit, which contains certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available to them, including instituting legal proceedings.

The Company’s debt of $0.3 million and $0.2 million at December 31, 2010 and 2009, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2011.

At December 31, 2010 and 2009, the assets acquired under capital leases had a net book value of $2.1 million and $2.5 million, net of accumulated depreciation of $2.3 million and $1.7 million, respectively.

Interest expense for capital lease obligations amounted to $0.01 million, $0.05 million and $0.04 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Rent expense under operating leases was $3.8 million, $3.8 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Future minimum rental payments at December 31, 2010 under the operating leases referred to above are as follows:

Year ending December 31:

2011	$3,366
2012	3,221
2013	3,039
2014	3,027
2015 and thereafter	6,535
$19,188

Purchase Commitments – The Company has purchase commitments aggregating approximately $27.4 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products. These obligations vary in terms.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, containers, milk and cream, from a limited number of resources. An interuption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2010, 2009 and 2008 was $186.4 million, $168.6 million and $116.2 million, respectively.

Contractual obligations – The Company has contractual obligations aggregating approximately $57.1 million related primarily to sponsorships and other commitments, payable over within one to four years.

Licensing Agreements – The Company produces, sells and distributes Lost® Energy™ drinks under an exclusive license with Lost International LLC. The license agreement requires certain royalty payments to be made related to the sale of Lost® brand products. Royalty expense under this agreement for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.1 million, and $0.3 million, respectively.

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

Litigation – In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”) fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  The Company subsequently filed a petition with the Ninth Circuit seeking permission to file an appeal to reverse the decision to certify a class.  On August 27, 2010, the Ninth Circuit denied the Company’s petition. On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010 and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff filed his motion for partial summary judgment.  The District Court took all motions under submission without oral argument. The District Court judge assigned to the case, Judge Vaughn Walker, recently announced his retirement from the bench, with such retirement effective February, 2011.  On January 31, 2011, Judge Jeffrey S. White was assigned to the case and subsequently vacated all pending hearing dates.  A case management conference has been set for March 18, 2011 and the pending motions have been rescheduled to be heard on April 1, 2011.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and a hearing has been scheduled for June, 2011.  The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN $20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

On July 14, 2009, the District Court entered an order consolidating the actions and appointing lead counsel and the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff. On August 28, 2009, lead plaintiff filed a Consolidated Complaint for Violations of Federal Securities Laws (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint purported to be brought on behalf of a class of purchasers of the Company’s stock during the period November 9, 2006 through November 8, 2007 (the “Class Period”).  It named as defendants the Company, Rodney C. Sacks, Hilton H. Schlosberg, and Thomas J. Kelly. Plaintiff principally alleged that, during the Class Period, the defendants made false and misleading statements relating to the Company’s distribution coordination agreements with Anheuser-Busch, Inc. (“AB”) and its sales of “Allied” energy drink lines, and engaged in sales of shares in the Company on the basis of material non-public information.  Plaintiff also alleged that the Company’s financial statements for the second quarter of 2007 did not include certain promotional expenses.  The Consolidated Class Action Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and sought an unspecified amount of damages.

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

On August 27, 2010, Plaintiff filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the “Amended Class Action Complaint”).  While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Consolidated Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.  The Amended Class Action Complaint continues to allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.  Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  Plaintiff’s opposition to defendants’ motion was filed on January 14, 2011, and defendants’ reply brief was filed on February 11, 2011. A hearing on defendants’ motion to dismiss the Amended Class Action Complaint is currently scheduled for April 14, 2011.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On June 29, 2009, the District Court entered an order consolidating the Merckel and Dislevy actions.  On July 13, 2009, the District Court entered an order re-styling the consolidated actions as In re Hansen Derivative Shareholder Litigation, appointing Raymond Merckel as lead plaintiff and appointing lead counsel, and establishing a schedule for the filing of a consolidated amended complaint and for defendants’ response to such complaint.

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant. The factual allegations of the Consolidated Derivative Complaint were similar to those set forth in the Class Action Complaint described above. Plaintiff alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  Plaintiff further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Consolidated Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

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

On July 12, 2010, the District Court held a hearing on the Company’s motion to dismiss and on plaintiff counsel’s motion to amend the Derivative Complaint.  In conjunction with the hearing, the District Court issued a tentative ruling that did not grant the motion to amend and instead indicated that the proposed substitute lead plaintiff, Ms. Brueckheimer, should have sought to intervene in the action pursuant to Rule 24.  The District Court’s tentative ruling further stated that (assuming that Ms. Brueckheimer were allowed to substitute as lead plaintiff) the Company’s motion to dismiss the Consolidated Derivative Complaint would be granted, with leave to amend, on the ground that the allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors. Following the hearing, the District Court allowed Ms. Brueckheimer to file a motion for leave to intervene, and Ms. Brueckheimer subsequently filed a motion to intervene on July 16, 2010.  On August 5, 2010, the parties filed a stipulation and proposed order with the District Court pursuant to which Ms. Brueckheimer would be permitted to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Consolidated Derivative Complaint.  The District Court so-ordered the stipulation and proposed order and, as a result, the Complaint in Intervention was deemed to have been dismissed with leave to amend for the reasons set forth in the District Court’s July 12, 2010 ruling.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On October 1, 2010, Ms. Brueckheimer filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Derivative Complaint”).  While the Amended Derivative Complaint asserts the same causes of action and contains many of the same substantive allegations as the Consolidated Derivative Complaint, it also advances new allegations about “channel stuffing,” which are substantially similar to the allegations pled in the Amended Class Action Complaint.  The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010.  Ms. Brueckheimer’s opposition to the Company’s motion was filed on February 11, 2011, and the Company’s reply is due on March 11, 2011. A hearing on the Company’s motion to dismiss the Amended Derivative Complaint is currently scheduled for April 14, 2011.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Amended Class Action Complaint and the Amended Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

10.                              ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows at December 31:

	2010	2009
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $1.0 million and $3.1 million as of December 31, 2010 and 2009, respectively	$(1,478)	$(4,589)
Foreign currency translation adjustments	1,759	(78)
Total accumulated other comprehensive income (loss)	$281	$(4,667)

11.                              TREASURY STOCK PURCHASE

On April 25, 2008, the Company’s Board of Directors had authorized the repurchase of up to $200.0 million of the Company’s common stock. During the years ended December 31, 2009 and 2008, the Company purchased 2.6 million and 3.9 million shares, respectively, of the Company’s common stock at an average purchase price of $33.10 per share and $26.77 per share, respectively, which the Company holds in treasury. As of December 31, 2009, approximately $10.2 million remained available under the April 25, 2008 plan, however, the April 25, 2008 plan was subsequently terminated in March, 2010 with no further repurchase activity. On March 10, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the year ended December 31, 2010, the Company purchased 0.6 million shares of the Company’s common stock at an average purchase price of $37.68 per share for a total amount of $23.5 million, which the Company holds in treasury. As of December 31, 2010, approximately $176.4 million remained available under the plan for the repurchase of the Company’s common stock.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

12.                              STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at December 31, 2010: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The 2001 Option Plan permits the granting of options to purchase up to 22,000,000 shares of the common stock of the Company to certain key employees or non-employees of the Company and its subsidiaries. Options granted under the 2001 Option Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, non-qualified stock options or stock appreciation rights. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock option awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Outstanding options under the 2001 Option Plan generally vest over five years from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2010, options to purchase 19,065,900 shares of the Company’s common stock had been granted, net of cancellations, and options to purchase 2,934,100 shares of the Company’s common stock remain available for grant under the 2001 Option Plan.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, an “SAR”), and other stock-based awards to purchase up to an aggregate of 800,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. As of December 31, 2010, options to purchase 16,695 shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 783,305 shares of the Company’s common stock remained available for grant.

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

Under the Company’s stock option plans, all grants are made at prices based on the fair-value of the options on the date of grant. The Company recorded $16.9 million, $14.0 million and $13.9 million of compensation expense relating to outstanding options during the years ended December 31, 2010, 2009 and 2008, respectively.  Refer to “Change in Estimated Forfeiture Rate” within this Note 12 for additional information.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached, and (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options. The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	58.2%	62.8%	62.4%
Risk free interest rate	1.9%	2.5%	3.4%
Expected term	5.9 Years	6.4 Years	5.7 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2010	10,705	$15.37	5.9	$248,288
Granted 01/01/10 - 03/31/10	74	$39.42
Granted 04/01/10 - 06/30/10	213	$39.83
Granted 07/01/10 - 09/30/10	138	$41.57
Granted 10/01/10 - 12/31/10	240	$52.19
Exercised	(1,446)	$14.40
Cancelled or forfeited	(175)	$34.29
Outstanding at December 31, 2010	9,749	$17.18	5.2	$342,241
Vested and expected to vest in the future at December 31, 2010	9,326	$16.25	5.0	$355,995
Exercisable at December 31, 2010	6,988	$9.50	3.9	$298,937

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$0.45	-	$0.45	901	1.5	$0.45	901	$0.45
$0.53	-	$0.53	1,721	2.4	$0.53	1,721	$0.53
$4.19	-	$4.19	34	4.0	$4.19	34	$4.19
$6.59	-	$6.59	2,200	4.2	$6.59	2,200	$6.59
$6.66	-	$12.43	59	4.8	$11.87	59	$11.87
$16.87	-	$16.87	1,240	4.9	$16.87	1,240	$16.87
$20.03	-	$31.19	181	7.4	$26.70	65	$26.04
$31.72	-	$31.72	1,208	7.4	$31.72	377	$31.72
$31.87	-	$35.64	1,028	8.7	$35.36	202	$35.27
$36.13	-	$52.51	1,177	8.4	$42.80	189	$42.48
			9,749	5.2	$17.18	6,988	$9.50

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $24.29 per share, $21.41 per share and $18.42 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $44.5 million, $13.0 million and $29.7 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2010, 2009 and 2008 was approximately $20.8 million, $2.5 million and $2.3 million, respectively. The actual tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the years ended December 31, 2010, 2009 and 2008 was $12.4 million, $3.1 million and $4.3 million, respectively.

At December 31, 2010, there was $49.7 million of total unrecognized compensation expense related to nonvested shares granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

On June 9, 2010, the Company granted 0.006 million restricted stock units to non-employee directors vesting one year after grant date. The weighted-average grant-date fair value of the restricted stock units granted during the year ended December 31, 2010 was $38.40 per share. At December 31, 2010, total unrecognized compensation expense relating to unvested restricted stock units was $0.1 million, which is expected to be recognized over a weighted-average period of less than one year. Under the Company’s 2009 Directors Plan, restricted stock unit grants to non-employee directors are made at prices based on the fair-value of the restricted stock units on the date of grant.

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

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2010, 2009 and 2008 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $16.9 million for the year ended December 31, 2010 is comprised of $4.7 million that relates to incentive stock options and $12.2 million that relates to non-qualified stock options. Employee and non-employee share-based compensation expense of $14.0 million for the year ended December 31, 2009 is comprised of $2.7 million that relates to incentive stock options and $11.3 million that relates to non-qualified stock options. Employee and non-employee share-based compensation expense of $13.9 million for the year ended December 31, 2008 is comprised of $4.5 million that relates to incentive stock options and $9.4 million that relates to non-qualified stock options. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	2010	2009	2008
Operating expenses	$16,862	$14,041	$13,899
Total employee and non-employee share-based compensation expense included in income, before income tax	16,862	14,041	13,899
Less: Amount of income tax benefit recognized in earnings	(4,234)	(4,358)	(3,665)
Amount charged against net income	$12,628	$9,683	$10,234

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

13.                              EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	2010	2009	2008
Weighted-average shares outstanding:
Basic	88,514	89,967	92,515
Dilutive securities	4,507	4,676	5,015
Diluted	93,021	94,643	97,530

For the years ended December 31, 2010, 2009 and 2008, options outstanding totaling 1.8 million shares, 2.5 million shares and 1.4 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

14.                              INCOME TAXES

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$111,217	$107,503	$90,018
State	27,139	22,332	20,021
Foreign	279	309	-
	138,635	130,144	110,039

Deferred:
Federal	(3,913)	(1,941)	(35,932)
State	747	9	(7,125)
Foreign	(1,573)	(1,233)	(1,537)
	(4,739)	(3,165)	(44,594)

Valuation allowance	3,377	-	-

	$137,273	$126,979	$65,445

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
U.S. Federal tax expense at statutory rates	$122,256	$117,510	$60,717
State income taxes, net of federal tax benefit	18,126	14,819	8,676
Permanent differences	1,634	977	(1,344)
Domestic production deduction	(9,450)	(8,495)	(4,733)
Other	1,330	2,168	2,129
Valuation allowance	3,377	-	-
	$137,273	$126,979	$65,445

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2010	2009
Deferred Tax Assets:
Reserve for sales returns	$234	$377
Reserve for doubtful accounts	25	51
Reserve for inventory obsolescence	3,407	2,170
Reserve for marketing development fund	7,216	2,624
Capitalization of inventory costs	998	878
State franchise tax	4,512	3,970
Accrued compensation	334	369
Accrued other liabilities	488	(12)
Deferred revenue	52,711	56,571
Stock-based compensation	13,260	11,877
Comprehensive income	978	3,283
Securities impairment	2,114	1,845
Amortization of graphic design	63	-
Foreign net operating loss carryforward	3,928	2,866
Total gross deferred tax assets	$90,268	$86,869

Deferred Tax Liabilities:
Amortization of graphic design	$-	$(78)
Amortization of trademarks	(7,082)	(6,396)
Depreciation	(4,562)	(4,367)
Total gross deferred tax liabilities	(11,644)	(10,841)

Valuation Allowance	(3,377)	-

Net deferred tax assets	$75,247	$76,028

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets were not reduced by tax valuation allowances at December 31, 2009. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax assets at December 31, 2009 and concluded it is more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

During the second fiscal quarter of 2010, the Company established a full valuation allowance against a deferred tax asset, resulting from cumulative net operating losses incurred by a foreign subsidiary of the Company. The effect of the valuation allowance and its related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $3.4 million for the year ended December 31, 2010.

The following is a rollforward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2010, 2009 and 2008:

Gross Unrealized Tax Benefits
Balance at January 1, 2008	$1,291
Additions for tax positions related to the current year	689
Decreases for tax positions related to fiscal 2008	(68)
Balance at December 31, 2008	$1,912
Additions for tax positions related to the current year	308
Additions for tax positions related to the prior year	89
Decreases for tax positions related to prior years	(1,912)
Balance at December 31, 2009	$397
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	68
Decreases for tax positions related to prior years	-
Balance at December 31, 2010	$465

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2010, the Company had approximately $0.16 million in interest and penalties related to recognized tax benefits accrued. It is expected that the amount of unrecognized tax benefits will not change significantly within the next 12 months.

On February 10, 2010, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the years ended December 31, 2009 and 2008. The year ended December 31, 2007 remains open for examination. The Company is also currently under examination by certain state jurisdictions.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions.  State income tax returns are subject to examination for the 2006 through 2009 tax years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

15.                              EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Hansen Natural Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

16.                              RELATED-PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company and was a partner in another law firm that previously served as counsel to the Company. Expenses incurred in connection with services rendered by such firms to the Company during the years ended December 31, 2010, 2009 and 2008 were $3.5 million, $1.6 million and $2.4 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Promotional materials purchased from such company during the years ended December 31, 2010, 2009 and 2008 were $0.8 million, $0.9 million and $0.8 million, respectively.

17.                              SEGMENT INFORMATION

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

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the years ended December 31, 2010, 2009 and 2008 are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,212,645	$91,297	$-	$1,303,942
Contribution margin	436,742	(777)	-	435,965
Corporate & unallocated expenses	-	-	(88,151)	(88,151)
Operating income				347,814
Interest and other income, net	(51)	-	1,539	1,488
Income before provision for income taxes				349,302
Depreciation & amortization	6,933	55	4,740	11,728
Trademark amortization	-	42	6	48

	Year Ended December 31, 2009
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,045,104	$98,195	$-	$1,143,299
Contribution margin	391,712	3,643	-	395,355
Corporate & unallocated expenses	-	-	(58,046)	(58,046)
Operating income				337,309
Interest and other income, net	(3,682)	-	2,068	(1,614)
Income before provision for income taxes				335,695
Depreciation & amortization	3,944	31	1,864	5,839
Trademark amortization	-	44	24	68

	Year Ended December 31, 2008
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$927,319	$106,461	$-	$1,033,780
Contribution margin	218,678	(2,053)	-	216,625
Corporate & unallocated expenses	-	-	(53,034)	(53,034)
Operating income				163,591
Interest and other income, net	(44)	-	9,930	9,886
Income before provision for income taxes				173,477
Depreciation & amortization	1,462	31	1,924	3,417
Trademark amortization	-	44	11	55

During the first fiscal quarter of 2010, the Company reclassified the Rumba®, Samba and Tango brand energy juices, Lost® Energy™ brand energy drinks and Vidration™ vitamin enhanced water, which were previously reported in the DSD segment, to the Warehouse segment and recast segment information for the 2009 and 2008 reporting periods. The reclassification resulted in an increase in net sales of the Warehouse segment of $6.1 million and $10.6 million and a decrease in net sales of the DSD segment of $6.1 million and $10.6 million for the years ended December 31, 2009 and 2008, respectively, from amounts previously reported. The reclassification also resulted in a decrease in contribution margin of the Warehouse segment of $2.4 million and $2.6 million and an increase in contribution margin of the DSD segment of $2.4 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively, from amounts previously reported.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $88.2 million for year ended December 31, 2010 and included $51.2 million of payroll costs, of which $16.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $20.7 million was attributable to professional service expenses, including accounting and legal costs, $4.7 million of depreciation, $1.7 million of bad debt expense and $10.0 million of other operating expenses. Corporate and unallocated expenses were $58.0 million for year ended December 31, 2009 and included $38.0 million of payroll costs, of which $14.0 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $7.9 million was attributable to professional service expenses, including accounting and legal costs and $12.1 million to other operating expenses.  Corporate and unallocated expenses were $53.0 million for year ended December 31, 2008 and included $33.5 million of payroll costs, of which $13.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $10.2 million was attributable to professional service expenses, including accounting and legal costs and $9.3 million to other operating expenses.

One customer made up approximately 28% of the Company’s net sales for the year ended December 31, 2010. One customer made up approximately 27% of the Company’s net sales for the year ended December 31, 2009. Two customers made up approximately 13% and 11%, respectively, of the Company’s net sales for the year ended December 31, 2008.

Net sales to customers outside the United States amounted to $191.3 million, $135.7 million and $78.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Such sales were approximately 14.7%, 11.9% and 7.6% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s net sales by product line for years ended December 31, 2010, 2009 and 2008, respectively, were as follows:

Product Line	2010	2009	2008
Energy drinks	$1,178,071	$1,038,572	$925,398
Non-carbonated (primarily juice based beverages)	80,537	59,207	65,713
Carbonated (primarily soda beverages)	32,906	32,538	28,338
Other	12,428	12,982	14,331
	$1,303,942	$1,143,299	$1,033,780

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

18.                              QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2010	$ 238,110	$ 124,554	$ 32,563	$ 0.37	$ 0.35
June 30, 2010	365,701	193,350	63,838	$ 0.72	$ 0.69
September 30, 2010	381,466	197,926	66,496	$ 0.75	$ 0.72
December 31, 2010	318,665	164,410	49,132	$ 0.55	$ 0.53
	$1,303,942	$ 680,240	$ 212,029

Quarter ended:
March 31, 2009	$ 244,206	$ 130,179	$ 41,566	$ 0.46	$ 0.44
June 30, 2009	300,250	161,829	57,289	$ 0.63	$ 0.60
September 30, 2009	307,929	165,032	56,505	$ 0.63	$ 0.60
December 31, 2009	290,914	155,276	53,356	$ 0.60	$ 0.57
	$1,143,299	$ 612,316	$ 208,716

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2010	$2,130	$7,535	$(7,795)	$1,870
2009	$992	$9,983	$(8,845)	$2,130
2008	$1,240	$8,425	$(8,673)	$992