Form 10-Q
period 2011-03-31
HANSEN NATURAL CORP
filed 2011-05-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes         No   X

The Registrant had 88,392,874 shares of common stock, par value $0.005 per share, outstanding as of April 26, 2011.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$295,505	$354,842
Short-term investments	298,985	244,649
Trade accounts receivable, net	148,989	101,222
Distributor receivables	15	413
Inventories	173,725	153,241
Prepaid expenses and other current assets	21,635	17,022
Prepaid income taxes	193	9,992
Deferred income taxes	16,772	16,772
Total current assets	955,819	898,153

INVESTMENTS	30,462	44,189
PROPERTY AND EQUIPMENT, net	39,037	34,551
DEFERRED INCOME TAXES	58,412	58,475
INTANGIBLES, net	45,300	43,316
OTHER ASSETS	2,962	3,447
Total Assets	$1,131,992	$1,082,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,708	$85,674
Accrued liabilities	26,342	23,811
Deferred revenue	10,728	10,140
Accrued distributor terminations	14	407
Accrued compensation	5,196	7,603
Current portion of debt	1,623	274
Income taxes payable	21,636	925
Total current liabilities	155,247	128,834

DEFERRED REVENUE	123,192	124,899

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 98,851 shares issued and 88,392 outstanding as of March 31, 2011; 98,731 shares issued and 88,980 outstanding as of December 31, 2010	494	494
Additional paid-in capital	195,185	187,040
Retained earnings	937,468	882,425
Accumulated other comprehensive income	1,110	281
Common stock in treasury, at cost; 10,459 shares and 9,751 shares as of March 31, 2011 and December 31, 2010, respectively	(280,704)	(241,842)
Total stockholders’ equity	853,553	828,398
Total Liabilities and Stockholders’ Equity	$1,131,992	$1,082,131

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2011 AND 2010

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2011	2010

NET SALES	$356,419	$238,110

COST OF SALES	170,882	113,556

GROSS PROFIT	185,537	124,554

OPERATING EXPENSES	97,082	73,769

OPERATING INCOME	88,455	50,785

OTHER INCOME:
Interest and other income, net	4	410
Gain on investments and put option, net (Note 3)	297	576
Total other income	301	986

INCOME BEFORE PROVISION FOR INCOME TAXES	88,756	51,771

PROVISION FOR INCOME TAXES	33,713	19,208

NET INCOME	$55,043	$32,563

NET INCOME PER COMMON SHARE:
Basic	$0.62	$0.37
Diluted	$0.59	$0.35

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	88,929	88,347
Diluted	93,624	93,031

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2011 AND 2010

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,043	$32,563
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	12	14
Depreciation and other amortization	3,581	2,640
Loss (gain) on disposal of property and equipment	(74)	10
Stock-based compensation	3,779	4,981
Gain on put option	(20)	(5,092)
(Gain) loss on investments, net	(278)	4,515
Deferred income taxes	-	(4)
Tax benefit from exercise of stock options	(190)	(6,474)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(47,605)	(10,336)
Distributor receivables	397	872
Inventories	(19,548)	(11,378)
Prepaid expenses and other current assets	(4,015)	(1,568)
Prepaid income taxes	9,802	-
Accounts payable	3,485	35,250
Accrued liabilities	2,250	15,494
Accrued distributor terminations	(393)	(424)
Accrued compensation	(2,417)	(3,741)
Income taxes payable	20,921	12,745
Deferred revenue	(1,117)	(2,064)
Net cash provided by operating activities	23,613	68,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	41,950	14,998
Sales of available-for-sale investments	4,551	3,675
Sales of trading investments	1,000	-
Purchases of held-to-maturity investments	(80,894)	(44,989)
Purchases of available-for-sale investments	(6,774)	-
Purchases of property and equipment	(6,523)	(1,436)
Proceeds from sale of property and equipment	207	10
Additions to intangibles	(1,996)	(3,432)
(Increase) decrease in other assets	(26)	69
Net cash used in investing activities	(48,505)	(31,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(249)	(162)
Tax benefit from exercise of stock options	190	6,474
Issuance of common stock	4,247	4,524
Purchases of common stock held in treasury	(38,862)	-
Net cash (used in) provided by financing activities	(34,674)	10,836

Effect of exchange rate changes on cash and cash equivalents	229	(175)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(59,337)	47,559
CASH AND CASH EQUIVALENTS, beginning of period	354,842	328,349
CASH AND CASH EQUIVALENTS, end of period	$295,505	$375,908

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$10	$3
Income taxes	$2,870	$6,446

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.6 million and $0.1 million for the three-months ended March 31, 2011 and 2010, respectively.

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Hansen Natural Corporation and Subsidiaries (“Hansen” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2011 and 2010 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. In addition, with respect to the reconciliation of Level 3 fair value measurements, information on purchases, sales, issuances and settlements, requires separate presentation. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurement of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Company).  The new guidance requires expanded disclosures only, and did not have a material effect on the Company’s financial position, results of operations and liquidity.

In September 2009, the FASB issued Update No. 2009-13, which updates the existing guidance regarding multiple-element revenue arrangements currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. The guidance also expands the disclosure requirements for revenue recognition and is effective for the first annual reporting period beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this guidance during the first quarter of 2011 did not have a material effect on the Company’s financial position, results of operations and liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

March 31, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$62,767	$10	$-	$62,777	$-	$-
Certificates of deposit	18,013	-	-	18,013	-	-
Municipal securities	105,980	-	19	105,961	19	-
U.S. government agencies	16,663	2	-	16,665	-	-
Available-for-sale
Short-term:
Variable rate demand notes	58,380	-	-	58,380	-	-
Long-term:
Auction rate securities	27,770	-	2,244	25,526	-	2,244
Total	$289,573	$12	$2,263	287,322	$19	$2,244
Trading
Short-term:
Auction rate securities				37,182
Long-term:
Auction rate securities				4,936
Total				$329,440

December 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$66,521	$-	$2	$66,519	$2	$-
Certificates of deposit	7,004	-	-	7,004	-	-
Municipal securities	71,266	-	15	71,251	15	-
U.S. government agencies	19,688	-	8	19,680	8	-
Available-for-sale
Short-term:
Variable rate demand notes	56,107	-	-	56,107	-	-
Long-term:
Auction rate securities	27,790	-	2,408	25,382	-	2,408
Total	$248,376	$-	$2,433	245,943	$25	$2,408
Trading
Short-term:
Auction rate securities				24,063
Long-term:
Auction rate securities				18,807
Total				$288,813

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the three-months ended March 31, 2011 and the year ended December 31, 2010, realized gains or losses recognized on the sale of investments were not significant.

All of the Company’s investments at March 31, 2011 and December 31, 2010 in U.S. treasuries, certificates of deposit, municipal securities, U.S. government agency securities and variable rate demand notes (“VRDNs” - see Note 4) carry investment grade or better credit ratings. The majority of the Company’s investments at March 31, 2011 and December 31, 2010 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”- see Note 4) also carry investment grade or better credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$62,767	$62,777	$66,521	$66,519
Certificates of deposit	18,013	18,013	7,004	7,004
Municipal securities	105,980	105,961	71,266	71,251
U.S. government agencies	16,663	16,665	19,688	19,680
Due 1 - 10 years:
Variable rate demand notes	6,176	6,176	3,001	3,001
Due 11 - 20 years:
Variable rate demand notes	15,603	15,603	11,002	11,002
Auction rate securities	10,314	9,881	10,305	9,819
Due 21 - 30 years:
Variable rate demand notes	27,424	27,424	30,426	30,426
Auction rate securities	47,970	46,159	48,779	46,857
Due 31 - 40 years:
Variable rate demand notes	9,177	9,177	11,678	11,678
Auction rate securities	11,604	11,604	11,576	11,576
Total	$331,691	$329,440	$291,246	$288,813

4.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2011	Level 1	Level 2	Level 3	Total
Cash	$53,629	$-	$-	$53,629
Money market funds	201,019	-	-	201,019
U.S. Treasuries	65,267	-	-	65,267
Certificates of deposit	-	51,033	-	51,033
Municipal securities	-	111,317	-	111,317
U.S. government agencies	-	16,663	-	16,663
Variable rate demand notes	-	58,380	-	58,380
Auction rate securities	-	-	67,644	67,644
Put option related to auction rate securities	-	-	3,788	3,788
Total	$319,915	$237,393	$71,432	$628,740

Amounts included in:
Cash and cash equivalents	$257,148	$38,357	$-	$295,505
Short-term investments	62,767	199,036	37,182	298,985
Investments	-	-	30,462	30,462
Prepaid expenses and other current assets	-	-	3,514	3,514
Other assets	-	-	274	274
Total	$319,915	$237,393	$71,432	$628,740

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash	$50,202	$-	$-	$50,202
Money market funds	242,001	-	-	242,001
U.S. Treasuries	85,521	-	-	85,521
Certificates of deposit	-	40,010	-	40,010
Municipal securities	-	81,899	-	81,899
U.S. government agencies	-	19,688	-	19,688
Variable rate demand notes	-	56,107	-	56,107
Auction rate securities	-	-	68,252	68,252
Put option related to auction rate securities	-	-	3,768	3,768
Total	$377,724	$197,704	$72,020	$647,448

Amounts included in:
Cash and cash equivalents	$311,202	$43,640	$-	$354,842
Short-term investments	66,522	154,064	24,063	244,649
Investments	-	-	44,189	44,189
Prepaid expenses and other current assets	-	-	2,983	2,983
Other assets	-	-	785	785
Total	$377,724	$197,704	$72,020	$647,448

A large portion of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, U.S. government notes and bills. The types of instruments valued based on other observable inputs include the Company’s certificates of deposit, municipal securities, U.S. government agency securities and VRDNs. Such instruments are classified within Level 2 of the fair value hierarchy. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or generally, on a seven day settlement basis.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2011:

	Auction Rate Securities	Level 3 Put Option
Balance at December 31, 2010	$68,252	$3,768
Transfers to Level 3	-	-
Recognized gain included in income	278	20
Unrealized gain included in other comprehensive income	164	-
Settlements	(1,050)	-
Balance at March 31, 2011	$67,644	$3,788

The Company’s Level 3 assets are comprised of auction rate securities. A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the three-months ended March 31, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that were redeemed at par after March 31, 2011 and December 31, 2010, or those that the Company intends to sell prior to March 31, 2012 as a result of the agreement described below, are classified as long-term investments in the accompanying condensed consolidated balance sheets.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In March 2010, the Company entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, the Company has the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the three-months ended March 31, 2011, $1.0 million of par value ARS Securities were redeemed at par through normal market channels ($7.4 million of par value ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010). Subsequent to March 31, 2011, $13.6 million of par value ARS Securities were redeemed through the exercise of the Put Option.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option which is recognized as a separate freestanding asset and is accounted for separately from the Company’s auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of March 31, 2011, the Company recorded $3.8 million as the fair market value of the Put Option ($3.5 million current portion included in prepaid expenses and other current assets and $0.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain of $0.02 million recorded in other income in the condensed consolidated statement of income for the three-months ended March 31, 2011 (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities in installments as indicated above beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At March 31, 2011, the Company held auction rate securities with a face value of $78.6 million (amortized cost basis of $69.9 million). A Level 3 valuation was performed on the Company’s auction rate securities as of March 31, 2011 resulting in a fair value of $25.5 million for the Company’s available-for-sale auction rate securities (after a $7.2 million impairment) and $42.1 million for the Company’s trading auction rate securities, which are included in short-term and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

In connection with the ARS Agreement, during the first fiscal quarter of 2010, the Company reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as the Company had the ability and intent to exercise the related Put Option beginning March 22, 2011. The Company recognized a net gain (loss) through earnings on its trading securities of $0.2 million and ($4.9) million during the three-months ended March 31, 2011 and 2010, respectively.

The Company determined that of the $7.2 million impairment of its available-for-sale auction rate securities at March 31, 2011, $2.2 million was deemed temporary and $5.0 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded no additional other-than-temporary impairment that was deemed Credit Loss related during the three-months ended March 31, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). At March 31, 2011, $2.2 million of temporary impairment has been recorded, less a tax benefit of $0.8 million, as a component of accumulated other comprehensive income. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the revaluation of the Put Option as of March 31, 2011; (ii) the revaluation of trading ARS Securities as of March 31, 2011; (iii) the redemption at par of certain ARS Securities; and (iv) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a gain of $0.3 million included in other income for the three-months ended March 31, 2011. The net effect of (i) the acquisition of the Put Option during the first fiscal quarter of 2010; (ii) the transfer from available-for-sale to trading of the ARS Securities during the first fiscal quarter of 2010;  and (iii) a

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010, resulted in a gain of $0.6 million included in other income for the three-months ended March 31, 2010.

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

5.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2011	December 31, 2010
Raw materials	$62,973	$61,010
Finished goods	110,752	92,231
	$173,725	$153,241

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2011	December 31, 2010
Land	$3,076	$3,076
Leasehold improvements	2,010	1,998
Furniture and fixtures	2,002	1,959
Office and computer equipment	5,938	5,541
Computer software	8,499	8,428
Equipment	23,554	20,150
Vehicles	19,221	15,696
	64,300	56,848
Less: accumulated depreciation and amortization	(25,263)	(22,297)
	$39,037	$34,551

7.         INTANGIBLES, Net

Intangibles consist of the following at:

	March 31, 2011	December 31, 2010
Amortizing intangibles	$1,047	$1,047
Accumulated amortization	(464)	(452)
	583	595
Non-amortizing intangibles	44,717	42,721
	$45,300	$43,316

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended March 31, 2011 and 2010, respectively.

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to distribution agreements entered into with certain distributors have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.8 million for both the three-months ended March 31, 2011 and 2010, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $38.6 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations vary in terms.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company has contractual obligations aggregating approximately $58.7 million, which are related primarily to sponsorships and other marketing activities.

The Company has operating lease commitments aggregating approximately $19.0 million, which are related primarily to warehouse and office space.

Litigation – In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  The Company subsequently filed a petition with the Ninth Circuit seeking permission to file an appeal to reverse the decision to certify a class.  On August 27, 2010, the Ninth Circuit denied the Company’s petition. On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010, and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff filed his motion for partial summary judgment.  The District Court took all motions under submission without oral argument. The District Court judge assigned to the case, Judge Vaughn Walker, announced his retirement from the bench, with such retirement effective February, 2011.  On January 31, 2011, Judge Jeffrey S. White was assigned to the case and subsequently vacated all pending hearing dates.  A case management conference was held on March 18, 2011, and the District Court has taken the pending motions under submission without oral argument.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense. The Company believes that any possible litigation losses, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and a hearing has been scheduled for June 21, 2011. The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The Company believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations. The plaintiff’s certification motion materials have not yet been filed.  In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

On August 27, 2010, Plaintiff filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the “Amended Class Action Complaint”).  While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Consolidated Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.  The Amended Class Action Complaint continues to allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.  Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  Plaintiff’s opposition to defendants’ motion was filed on January 14, 2011, and defendants’ reply brief was filed on February 11, 2011. A hearing on defendants’ motion to dismiss the Amended Class Action Complaint is currently scheduled for May 12, 2011.

The Amended Class Action Complaint seeks an unspecified amount of damages. As a result, the amount or range of reasonably possible litigation losses to which the Company is exposed cannot be estimated.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 1, 2010, Ms. Brueckheimer filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Derivative Complaint”).  While the Amended Derivative Complaint asserts the same causes of action and contains many of the same substantive allegations as the Consolidated Derivative Complaint, it also advances new allegations about “channel stuffing,” which are substantially similar to the allegations pled in the Amended Class Action Complaint.  The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010.  Ms. Brueckheimer’s opposition to the Company’s motion was filed on February 11, 2011, and the Company filed its reply brief on March 11, 2011. A hearing on the Company’s motion to dismiss the Amended Derivative Complaint is currently scheduled for May 12, 2011.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Amended Class Action Complaint and the Amended Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

The Amended Derivative Complaint names the Company as a nominal defendant and seeks an unspecified amount of damages on behalf of the Company against the various defendants named therein.

10.                            COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended
	March 31,
	2011	2010
Net income, as reported	$55,043	$32,563
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	101	2,818
Foreign currency translation adjustments	728	(315)
Comprehensive income	$55,872	$35,066

The components of accumulated other comprehensive income are as follows:

	March 31, 2011	December 31, 2010
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $0.8 million and $1.0 million as of March 31, 2011 and December 31, 2010, respectively	$(1,377)	$(1,478)
Foreign currency translation adjustments	2,487	1,759
Total accumulated other comprehensive income	$1,110	$281

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            TREASURY STOCK PURCHASE

On March 11, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the three-months ended March 31, 2011, the Company purchased 0.7 million shares of common stock at an average purchase price of $54.88 per share for a total amount of $38.9 million, which the Company holds in treasury. As of March 31, 2011, approximately $137.6 million remained available under the plan for the repurchase of the Company’s common stock. The Company purchased no shares of common stock during the three-months ended March 31, 2010.

12.                            STOCK-BASED COMPENSATION

The Company has two stock option plans under which shares were available for grant at March 31, 2011: the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

Under the Company’s stock option plans, all grants are made at prices based on the fair value of the options on the date of grant. The Company recorded $3.8 million and $5.0 million of compensation expense relating to outstanding options and restricted stock units (granted to non-employee directors under the 2009 Directors Plan) during the three-months ended March 31, 2011 and 2010, respectively.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility	55.9%	60.6%
Risk-free interest rate	2.0%	2.4%
Expected term	6.1 Years	5.7 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	9,749	$17.18	5.2	$342,241
Granted	59	$57.61
Exercised	(121)	$35.32
Cancelled or forfeited	(25)	$36.10
Outstanding at March 31, 2011	9,662	$17.15	4.9	$416,253
Vested and expected to vest in the future at March 31, 2011	9,222	$16.14	4.8	$406,619
Exercisable at March 31, 2011	6,921	$9.26	3.7	$352,725

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2011 and 2010 was $31.02 per share and $22.08 per share, respectively. The total intrinsic

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

value of options exercised during the three-months ended March 31, 2011 and 2010 was $2.5 million and $20.8 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2011 and 2010 was approximately $4.2 million and $4.5 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended March 31, 2011 and 2010 was $0.2 million and $6.5 million, respectively.

At March 31, 2011, there was $47.4 million of total unrecognized compensation expense related to nonvested options granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.1 years. At March 31, 2011, total unrecognized compensation expense relating to unvested restricted stock units was $0.04 million, which is expected to be recognized over a weighted-average period of less than one year.

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2011:

Gross Unrealized Tax Benefits
Balance at December 31, 2010	$465
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	190
Decreases related to settlement with taxing authority	-
Balance at March 31, 2011	$655

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2011, the Company had approximately $0.4 million in interest and penalties related to recognized tax benefits accrued.  It is expected that the amount of unrecognized tax benefits will not change significantly within the next 12 months.

On February 10, 2011, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the years ended December 31, 2009 and 2008. The year ended December 31, 2007 remains open for examination. The Company is also currently under examination by certain state jurisdictions.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. State income tax returns are subject to examination for the 2006 through 2009 tax years.

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended
	March 31,
	2011	2010
Weighted-average shares outstanding:
Basic	88,929	88,347
Dilutive securities	4,695	4,684
Diluted	93,624	93,031

For the three-months ended March 31, 2011 and 2010, options outstanding totaling 0.7 million and 2.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended March 31, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$334,722	$21,697	$-	$356,419
Contribution margin	110,075	(340)	-	109,735
Corporate and unallocated expenses	-	-	(21,280)	(21,280)
Operating income				88,455
Other income (expense)	13	-	288	301
Income before provision for income taxes				88,756
Depreciation and amortization	2,545	17	1,019	3,581
Trademark amortization	-	11	1	12

	Three-Months Ended March 31, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$217,154	$20,956	$-	$238,110
Contribution margin	73,056	265	-	73,321
Corporate and unallocated expenses	-	-	(22,536)	(22,536)
Operating income				50,785
Other income (expense)	58	-	928	986
Income before provision for income taxes				51,771
Depreciation and amortization	1,464	11	1,165	2,640
Trademark amortization	-	11	3	14

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $21.3 million for the three-months ended March 31, 2011 and included $12.7 million of payroll costs, of which $3.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $5.2 million attributable to professional service expenses, including accounting and legal costs, and $3.4 million of other operating expenses.  Corporate and unallocated expenses were $22.5 million for the three-months ended March 31, 2010 and included $13.0 million of payroll costs, of which $5.0 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $5.5 million attributable to professional service expenses, including accounting and legal costs, and $4.0 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

On October 2, 2010, The Coca-Cola Company (“TCCC”) completed its acquisition of the North American business operations of Coca-Cola Enterprises, Inc. (“CCE”), through a merger with

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed Coca-Cola Refreshments (“CCR”), and currently distributes certain of the Company’s products in those portions of the United States in which CCE previously distributed certain of the Company’s products. Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. (“New CCE”) was formed which is currently the Company’s distributor in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden (added during the first quarter of 2011).

CCR, a customer of the DSD segment accounted for approximately 30% of the Company’s net sales for the three-months ended March 31, 2011. CCE, a customer of the DSD segment accounted for approximately 35% of the Company’s net sales for the three-months ended March 31, 2010.

Net sales to customers outside the United States amounted to $55.5 million and $29.4 million for the three-months ended March 31, 2011 and 2010, respectively. Such sales were approximately 15.6% and 12.3% of net sales for the three-months ended March 31, 2011 and 2010, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended
	March 31,
	2011	2010
Energy drinks	$327,642	$210,977
Non-carbonated (primarily juice based beverages and Peace Tea™ iced teas)	18,944	17,145
Carbonated (primarily soda beverages)	7,269	7,716
Other	2,564	2,272
	$356,419	$238,110

16.                            RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm that serves as counsel to the Company.  Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended March 31, 2011 and 2010 were $1.2 million and $1.3 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2011 and 2010 were $0.2 million and $0.08 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Java Monster™, Monster Energy® Extra Strength Nitrous Technology™, Monster Rehab™, Peace Tea™, Hansen’s®, Hansen’s Natural Sodas®, Junior Juice®, Blue Sky®, X-Presso Monster™, Vidration™, Worx Energy™, Admiral™,  and Hubert’s™.

We have two reportable segments, namely DSD, whose principal products comprise energy drinks, and Warehouse, whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® Khaos™ energy drinks, Monster Energy® M-80™ energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks, Monster Energy® MIXXD™ energy drinks, Monster Energy® Absolutely Zero energy drinks, Monster Energy® Import and Import Light energy drinks, Monster Energy® Dub Edition energy drinks, Monster Rehab™ energy drinks, Monster Energy® M3 Super Concentrate energy drinks and Monster Energy® Extra Strength Nitrous Technology™ energy drinks in four variants, our lines of non-carbonated dairy based coffee + energy drinks including Java Monster™ Kona Blend, Java Monster™ Loca Moca®, Java Monster™ Mean Bean®, Java Monster™ Vanilla Light, Java Monster™ Irish Blend™, Java Monster™ Toffee as well as our X-Presso Monster™ Hammer and X-Presso Monster™ Midnite coffee energy drinks.

During the three-months ended March 31, 2011, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks. During the three-months ended March 31, 2011, we introduced the following products:

•                Monster Rehab™ energy drink, a non-carbonated rehydration energy drink (February 2011).

•                Peace Tea™ “Caddy Shack”, a non-carbonated tea + lemonade drink (February 2011).

Our gross sales* of $407.6 million for the three-months ended March 31, 2011 represented record sales for our first fiscal quarter. A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $375.4 million for the three-months ended March 31, 2011, an increase of $133.5 million, or 97.4% of our overall increase in gross sales for the 2011 first quarter. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could adversely affect our operating results.

*Gross sales – see definition below.

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

Our DSD segment represented 93.9% and 91.2% of our consolidated net sales for the three-months ended March 31, 2011 and 2010, respectively. Our Warehouse segment represented 6.1% and 8.8% of our consolidated net sales for the three-months ended March 31, 2011 and 2010, respectively.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $72.8 million and $37.8 million for the three-months ended March 31, 2011 and 2010, respectively. Such sales were approximately 17.8% and 13.8% of gross sales for the three-months ended March 31, 2011 and 2010, respectively. Net sales in Europe for the three-months ended March 31, 2011 were 157% higher than in the three-months ended March 31, 2010. We plan to launch certain of our Monster Energy® brand energy drinks in Portugal, Greece, Cyprus and the Baltic States (Lithuania, Latvia and Estonia) during the first half of 2011 and plan to launch certain of our Monster Energy® brand energy drinks in additional countries in Central and Eastern Europe, South America and Asia in the second half of 2011.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the three-months ended March 31, 2011 and 2010 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	Three-Months Ended March 31,
	2011	2010
Full service distributors	65%	64%
Club stores, drug chains & mass merchandisers	10%	12%
Outside the U.S.	18%	14%
Retail grocery, specialty chains and wholesalers	5%	7%
Other	2%	3%

On October 2, 2010, The Coca-Cola Company (“TCCC”) completed its acquisition of the North American business operations of Coca-Cola Enterprises, Inc. (“CCE”), through a merger with a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed Coca-Cola Refreshments USA, Inc. (“CCR”), and currently distributes certain of our products in those portions of the United States in which CCE previously distributed certain of our products. Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. (“New CCE”) was formed, which currently distributes certain of our products in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden (added during the first quarter of 2011).

Our customers include CCR (formerly known as CCE), New CCE, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), certain bottlers of the Coca-Cola Hellenic group (“Coca-Cola Hellenic”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 30% of our net sales for the three-months ended March 31, 2011.  CCE accounted for approximately 35% of our net sales for the three-months ended March 31, 2010.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2011 and 2010, respectively. (In thousands, except per share amounts)

	Three-Months Ended March 31,		Percentage Change
	2011	2010	11 vs. 10
Gross sales, net of discounts & returns *	$407,593	$270,566	50.6%
Less: Promotional and other allowances**	51,174	32,456	57.7%
Net sales	356,419	238,110	49.7%

Cost of sales	170,882	113,556	50.5%
Gross profit***	185,537	124,554	49.0%
Gross profit margin as a percentage of net sales	52.1%	52.3%

Operating expenses	97,082	73,769	31.6%
Operating expenses as a percentage of net sales	27.2%	31.0%

Operating income	88,455	50,785	74.2%
Operating income as a percentage of net sales	24.8%	21.3%

Other income:
Interest and other income, net	4	410	(99.0%)
Gain on investments and put option, net	297	576	(48.4%)
Total other income	301	986	(69.5%)

Income before provision for income taxes	88,756	51,771	71.4%

Provision for income taxes	33,713	19,208	75.5%

Net income	$55,043	$32,563	69.0%
Net income as a percentage of net sales	15.4%	13.7%

Net income per common share:
Basic	$0.62	$0.37	67.9%
Diluted	$0.59	$0.35	68.0%

Case sales (in thousands)
(in 192-ounce case equivalents)	34,681	24,205	43.3%

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

Results of Operations for the Three-Months Ended March 31, 2011 Compared to the Three-Months Ended March 31, 2010

Gross Sales.* Gross sales were $407.6 million for the three-months ended March 31, 2011, an increase of approximately $137.0 million, or 50.6% higher than gross sales of $270.6 million for the three-months ended March 31, 2010. Gross sales of our Monster Energy® brand energy drinks represented approximately $133.5 million, or 97.4%, of the increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. To a lesser extent, the increase in gross sales was attributable to the impact in the 2010 first quarter of the Advance Purchases in the 2009 fourth quarter, which we believe negatively impacted gross sales for the 2010 first quarter. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended March 31, 2011. Promotional and other allowances were $51.2 million for the three-months ended March 31, 2011, an increase of $18.7 million, or 57.7% higher than promotional and other allowances of $32.5 million for the three-months ended March 31, 2010. Promotional and other allowances as a percentage of gross sales increased to 12.6% from 12.0% for the three-months ended March 31, 2011 and 2010, respectively. As a result, the percentage increase in gross sales for the three-months ended March 31, 2011 was slightly higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $356.4 million for the three-months ended March 31, 2011, an increase of approximately $118.3 million, or 49.7% higher than net sales of $238.1 million for the three-months ended March 31, 2010. Net sales of our Monster Energy® brand energy drinks represented approximately $115.7 million, or 97.8%, of the increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. To a lesser extent, the increase in net sales was attributable to the impact in the 2010 first quarter of the Advance Purchases in the 2009 fourth quarter, which we believe negatively impacted net sales for the 2010 first quarter. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2011.

Case sales, in 192-ounce case equivalents, were 34.7 million cases for the three-months ended March 31, 2011, an increase of approximately 10.5 million cases or 43.3% higher than case sales of 24.2 million cases for the three-months ended March 31, 2010. The overall average net sales per case increased to $10.28 for the three-months ended March 31, 2011, which was 4.5% higher than the average net sales per case of $9.84 for the three-months ended March 31, 2010. The increase in the average net sales per case was attributable to an increase in the proportion of case sales derived from higher priced products, primarily our Monster Energy® brand energy drinks.

Net sales for the DSD segment were $334.7 million for the three-months ended March 31, 2011, an increase of approximately $117.6 million, or 54.1% higher than net sales of $217.2 million for the three-months ended March 31, 2010. Our Monster Energy® brand energy drinks represented approximately $115.7 million, or 98.4%, of the increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. To a lesser extent, the increase in net sales for the DSD segment was attributable to the impact in the 2010 first quarter of the Advance Purchases in the 2009 fourth quarter, which we believe negatively impacted net sales for the DSD segment for the 2010 first quarter. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended March 31, 2011.

Net sales for the Warehouse segment were $21.7 million for the three-months ended March 31, 2011, an increase of approximately $0.7 million, or 3.5% higher than net sales of $21.0 million for the three-months ended March 31, 2010. The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of aseptic juices of $1.0 million, partially offset by decreased sales by volume of our sodas of $0.9 million.

Gross Profit.***  Gross profit was $185.5 million for the three-months ended March 31, 2011, an increase of approximately $61.0 million, or 49.0% higher than the gross profit of $124.6 million for the three-months ended March 31, 2010. Gross profit as a percentage of net sales decreased slightly to 52.1% for the three-months ended March 31, 2011 from 52.3% for the three-months ended March 31, 2010.  The increase in gross profit dollars was primarily the result of the $133.5 million increase in gross sales of our Monster Energy® brand energy drinks.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $97.1 million for the three-months ended March 31, 2011, an increase of approximately $23.3 million, or 31.6% higher than total operating expenses of $73.8 million for the three-months ended March 31, 2010. The increase in operating expenses was partially attributable to increased expenditures of $4.1 million for advertising, increased expenditures of $3.3 million for commissions, increased expenditures of $3.2 million for sponsorships and endorsements,  increased out-bound freight and warehouse costs of $2.9 million, increased expenditures of $2.5 million for merchandise displays, increased expenditures of $2.4 million for allocated trade development, increased expenditures for samples of $1.1 million and increased payroll expenses of $1.1 million. Total operating expenses as a percentage of net sales was 27.2% for the three-months ended March 31, 2011, compared to 31.0% for the three-months ended March 31, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to lower payroll expenses and professional service fees as a percentage of net sales.

Contribution Margin.  Contribution margin for the DSD segment was $110.1 million for the three-months ended March 31, 2011, an increase of approximately $37.0 million, or 50.7% higher than contribution margin of $73.1 million for the three-months ended March 31, 2010. The increase in the contribution margin for the DSD segment was primarily the result of the $133.5 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the

Warehouse segment was ($0.3) million for the three-months ended March 31, 2011, approximately $0.6 million lower than contribution margin of $0.3 million for the three-months ended March 31, 2010. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased off-invoice and promotional allowances.

Operating Income.  Operating income was $88.5 million for the three-months ended March 31, 2011, an increase of approximately $37.7 million, or 74.2% higher than operating income of $50.8 million for the three-months ended March 31, 2010. Operating income as a percentage of net sales increased to 24.8% for the three-months ended March 31, 2011 from 21.3% for the three-months ended March 31, 2010.  The increase in operating income was primarily due to an increase in gross profit of $61.0 million, partially offset by a $23.3 million increase in operating expenses. The increase in operating income as a percentage of net sales was primarily due to a decrease in operating expenses as a percentage of net sales. Operating income was negatively affected by combined operating losses of $3.1 million and $4.0 million for the three-months ended March 31, 2011 and 2010, respectively, in relation to our operations in Europe, the Middle East, Africa, Australia and Brazil.

Other Income.  Other income was $0.3 million for the three-months ended March 31, 2011, a decrease of $0.7 million from $1.0 million for the three-months ended March 31, 2010. This decrease was primarily attributable to an increase of $0.8 million in foreign currency losses.

Provision for Income Taxes.  Provision for income taxes was $33.7 million for the three-months ended March 31, 2011, an increase of $14.5 million or 75.5% higher than the provision for income taxes of $19.2 million for the three-months ended March 31, 2010.  The effective combined federal, state and foreign tax rate increased to 38.0% from 37.1% for the three-months ended March 31, 2011 and 2010, respectively. The increase in the effective tax rate was primarily the result of the continuation of a full valuation allowance against the deferred tax assets of a foreign subsidiary established during the second fiscal quarter of 2010. The increase in tax rates was partially offset by a lower effective state tax rate for the three-months ended March 31, 2011.

Net Income.  Net income was $55.0 million for the three-months ended March 31, 2011, an increase of $22.5 million or 69.0% higher than net income of $32.6 million for the three-months ended March 31, 2010. The increase in net income was primarily attributable to an increase in gross profit of $61.0 million. The increase in net income was partially offset by an increase in operating expenses of $23.3 million and an increase in the provision for income taxes of $14.5 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $23.6 million for the three-months ended March 31, 2011, as compared with net cash provided by operating activities of $68.0 million for the three-months ended March 31, 2010.  For the three-months ended March 31, 2011, cash provided by operating activities was primarily attributable to net income earned of $55.0 million and adjustments for certain non-cash expenses consisting of $3.8 million of stock-based compensation and $3.6 million of depreciation and other amortization. For the three-months ended March 31, 2011, cash provided by operations also increased due to a $20.9 million increase in income taxes payable, a $9.8 million decrease in prepaid income taxes, a $3.5 million increase in accounts payable and a $2.2 million increase in accrued liabilities. For the three-months ended March 31, 2011, cash provided by operating activities was reduced due to a $47.6 million increase in accounts receivable, a $19.5 million increase in inventory, a $4.0 million increase in prepaid expenses and other current assets, a $2.4 million decrease in accrued compensation and a $1.1 million decrease in deferred revenue. For the three-months ended March 31, 2010, cash provided by operating activities was primarily attributable to net income earned of $32.6 million and adjustments for certain non-cash expenses consisting of $5.0 million of stock-based compensation, a $4.5 million impairment on investments and $2.6 million of depreciation and other amortization. For the three-months ended March 31, 2010, cash provided by operations also increased due to a $35.3 million increase in accounts payable, $15.5 million increase in accrued liabilities and a $12.7 million increase in income taxes payable.  For the three-months ended March 31, 2010, cash provided by operating activities was reduced due to a $11.4 million increase in inventory, a $10.3 million increase in accounts receivable, a $6.5 million increase in tax benefit from exercise of stock options, a $5.1 million gain on the Put Option, a $3.7 million decrease in accrued compensation, a $1.6 million increase in prepaid expenses and other current assets, and a $2.1 million decrease in deferred revenue.

Cash flows used in investing activities – Net cash used in investing activities was $48.5 million for the three-months ended March 31, 2011, as compared to net cash used in investing activities of $31.1 million for the three-months ended March 31, 2010.  For the three-months ended March 31, 2011, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment and additions to intangibles. For the three-months ended March 31, 2010 cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, additions to intangibles and purchases of property and equipment. For both the three-months ended March 31, 2011 and 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and available-for-sale investments. For both the three-months ended March 31, 2011 and 2010, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  Management expects that the Company will continue to use a portion of its cash in excess of its requirements for operations for purchasing short-term and long-term investments and for other corporate purposes. From time to time, management considers the acquisition of capital equipment, specifically items of production equipment required to produce certain of our products, storage racks, vans, trucks and promotional vehicles, coolers and other promotional equipment as well as the introduction of new product lines and businesses compatible with the image of our brands.

Cash flows (used in) provided by financing activities – Net cash used in financing activities was $34.7 million for the three-months ended March 31, 2011, as compared to net cash provided by financing activities of $10.8 million for the three-months ended March 31, 2010.  For the three-months ended March 31, 2011 cash used in financing activities was primarily attributable to purchases of common stock.  For the three-months ended March 31, 2011 cash provided by financing activities was primarily attributable to $4.2 million received from the issuance of common stock in connection with the exercise of certain stock options. For the three-months ended March 31, 2010 cash provided by financing activities was primarily attributable to a $6.5 million excess tax benefit in connection with the exercise of certain stock options and proceeds of $4.5 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring uses of cash.

Cash and cash equivalents, short-term and long-term investments – At March 31, 2011, we had $295.5 million in cash and cash equivalents and $329.4 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the three-months ended March 31, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

In March 2010, we entered into an agreement (the “ARS Agreement”), related to $54.2 million in par value auction rate securities (“ARS Securities”).  Under the ARS Agreement, we have the right, but not the obligation, to sell these ARS Securities including all accrued but unpaid interest (the “Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective ARS Securities when the auction process fails. During the three-months ended March 31, 2011, $1.0 million of par value ARS Securities were redeemed at par through normal market channels ($7.4 million of par value ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010). Subsequent to March 31, 2011, $13.6 million of par value ARS Securities were redeemed through the exercise of the Put Option.

The ARS Agreement represents a firm commitment in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreement results in a Put Option and should be recognized as a separate freestanding asset and is accounted for separately from the Company’s auction rate securities. The Put Option does not meet the definition of a derivative instrument under ASC 815.  Therefore, we elected the fair value option under ASC 825-10 in accounting for the Put Option.  As of March 31, 2011, we recorded $3.8 million as the fair market value of the Put Option ($3.5 million current portion included in prepaid expenses and other current assets and $0.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain of $0.02 million recorded in other income in the condensed consolidated statement of income for the three-months ended March 31, 2011 (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).  The valuation of the Put Option utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the ARS Securities in installments as indicated above beginning March 22, 2011, and expected holding periods for the Put Option. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Option will continue to be adjusted on each balance sheet date based on its then fair value, with changes in fair value recorded in earnings.

At March 31, 2011, we held auction rate securities with a face value of $78.6 million (amortized cost basis of $69.9 million). A Level 3 valuation was performed on our auction rate securities as of March 31, 2011 resulting in a fair value of $25.5 million for our available-for-sale auction rate securities (after a $7.2 million impairment) and $42.1 million for our trading auction rate securities, which are included in short-term and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we had the ability and intent to exercise the related Put Option beginning March 22, 2011. We recognized a net gain (loss) through earnings on our trading securities of $0.2 million and ($4.9) million during the three-months ended March 31, 2011 and 2010, respectively.

We determined that of the $7.2 million impairment of our available-for-sale auction rate securities at March 31, 2011, $2.2 million was deemed temporary and $5.0 million was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  We recorded no additional other-than-temporary impairment that was deemed Credit Loss related during the three-months ended March 31, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). At March 31, 2011, $2.2 million of temporary impairment has been recorded, less a tax benefit of $0.8 million, as a component of accumulated other comprehensive income. The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the revaluation of the Put Option as of March 31, 2011; (ii) the revaluation of trading ARS Securities as of March 31, 2011; (iii) the redemption at par of certain ARS Securities; and (iv)  a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a gain of $0.3 million included in other income for the three-months ended March 31, 2011. The net effect of (i) the acquisition of the Put Option during the first fiscal quarter of 2010; (ii) the transfer from available-for-sale to trading of the ARS Securities during the first fiscal quarter of 2010;  and (iii) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010, resulted in a gain of $0.6 million included in other income for the three-months ended March 31, 2010.

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

Debt and other obligations – We have a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2012.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to

180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at March 31, 2011. Letters of credit issued on our behalf, totaling $0.2 million and $0.3 million under this credit facility, were outstanding as of March 31, 2011 and December 31, 2010.

At March 31, 2011, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $30.0 million through March 2012.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of March 31, 2011:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations	$58,650	$36,085	$17,690	$4,875	$-
Capital Leases	1,623	1,623	-	-	-
Operating Leases	18,977	3,601	9,602	5,352	422
Purchase Commitments	38,571	38,571	-	-	-
	$117,821	$79,880	$27,292	$10,227	$422

Contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations incurred by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

In addition to the above purchase obligations, approximately $0.6 million of recognized tax benefits have been recorded as liabilities as of March 31, 2011, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $0.4 million as of March 31, 2011.

In August 2008, we completed the purchase of 1.09 acres of land for a purchase price of $1.4 million. In December 2009, we completed the purchase of an additional 2.12 acres of adjacent vacant land for a purchase price of $1.7 million. The properties are located adjacent to our leased warehouse and distribution space.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three-months ended March 31, 2011 and 2010, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may be more pronounced as the distribution of our products expands outside of California. Our experience with our energy drink products suggests that they are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets, particularly internationally, where temperature fluctuations may be more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes in and/or increased advertising and promotional expenses.

(In thousands, except average net sales per case)	Three-Months Ended March 31,
	2011	2010

Net sales	$356,419	$238,110
Case sales (192-ounce case equivalents)	34,681	24,205
Average net sales per case	$10.28	$9.84

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

Changes to our critical accounting policies are discussed in “Recently Issued Accounting Pronouncements” discussed below. There have been no other material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2, and a higher level of disaggregation for the different types of financial instruments. In addition, with respect to the reconciliation of Level 3 fair value measurements, information on purchases, sales, issuances and settlements, requires separate presentation. The guidance also requires disclosure of valuation techniques and inputs used for fair value measurement of the Company’s Level 3 financial assets. The Company adopted the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Company).  The new guidance requires expanded disclosures only, and did not have a material effect on the Company’s financial position, results of operations and liquidity.

In September 2009, the FASB issued Update No. 2009-13, which updates the existing guidance regarding multiple-element revenue arrangements currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. The guidance also expands the disclosure requirements for revenue recognition and is effective for the first annual reporting period beginning on or after June 15, 2010 (January 1, 2011 for the Company), with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this guidance during the first quarter of 2011 did not have a material effect on the Company’s financial position, results of operations and liquidity.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	The current uncertainty and volatility in the national and global economy;
•	The impact of the acquisition of CCE’s North American business by TCCC;
•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	The impact of the acquisition of AB by InBev;
•	Lack of anticipated demand for our products in international markets;
•	Unfavorable international regulations, including taxation requirements, tariffs or trade restrictions;
•	Losses arising from our operations outside the United States;
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

•	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC’) or other governmental agencies;
•	The outcome of the shareholder derivative actions and shareholder securities litigation filed against us and/or certain of our officers and directors, and the possibility of other private litigation;
•	The outcome of future auctions of auction rate securities and/or our ability to recover payment thereunder or from our Put Option;
•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences or from decreased consumer discretionary spending power;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;

•

Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Java Monster™ line of non-carbonated dairy based coffee + energy drinks and/or our Monster Energy® Extra Strength Nitrous Technology™ drinks and/or our Peace Tea™ iced teas and/or our Monster Rehab™ energy drinks and/or our Worx Energy™ energy shots;

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

•	Our ability to penetrate new domestic and/or international markets;
•	Our ability to gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
•	Economic or political instability in one or more of our international markets;
•	Our ability to secure and/or retain competent and/or effective distributors internationally;
•	The sales and/or marketing efforts of distributors of our products, most of which distribute products that are competitive with our products;
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

•     Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use trademarks and/or trade names or designs in certain countries;

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

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2010, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of aluminum cans, juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as apple juice concentrate and other juice concentrates, cane sugar and other sweeteners, glucose, sucrose and milk and cream, all of which are used in some or many of our products) and limited availability of certain raw materials. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and inventory realization.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.

Our gross sales to customers outside of the United States were approximately 18% and 14% of consolidated gross sales for the three-months ended March 31, 2011 and 2010, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of March 31, 2011 to be significant. For the three-months ended March 31, 2011, we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At March 31, 2011, we had $295.5 million in cash and cash equivalents and $329.4 million in short-term and long-term investments including U.S. treasuries, certificates of deposit, municipal securities, U.S. government agency securities, variable rate demand notes and municipal securities (which may have an auction reset feature). Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities nor investing in corporate bonds.

In March 2010, we entered into the ARS Agreement, related to $54.2 million in par value auction rate securities.  Under the ARS Agreement, we have the right, but not the obligation, to sell the ARS Securities including all accrued but unpaid interest as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The ARS Securities will continue to accrue interest until redeemed through the Put Option, or as determined by the auction process or the terms outlined in the prospectus of the ARS Securities when the auction process fails. As of March 31, 2011, we recorded $3.8 million as the fair market value of the Put Option ($3.5 million current portion included in prepaid expenses and other current assets and $0.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain of $0.02 million recorded in other income in the condensed consolidated statements of income for the three-months ended March 31, 2011 (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).  In connection with the ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading, as we had the ability and intent to exercise the related Put Option beginning March 22, 2011. We recognized a net gain (loss) on trading securities of $0.2 million and ($4.9) million through earnings during the three-months ended March 31, 2011 and 2010, respectively.  During the three-months ended March 31, 2011, $1.0 million of par value ARS Securities were redeemed at par through normal market channels ($7.4 million of par value ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010). Subsequent to March 31, 2011, $13.6 million of par value ARS Securities were redeemed through the exercise of the Put Option.

The applicable interest rate on our auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the three-months ended March 31, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. Based on an assessment of fair value as of March 31, 2011, we determined that there was a decline in fair value of our available-for-sale auction rate securities of $7.2 million. We determined that of the $7.2 million decline in fair value of our auction rate securities at March 31, 2011, $2.2 million was deemed temporary and $5.0 million was deemed other-than-temporary. At March 31, 2011, $2.2 million of temporary impairment has been recorded, less a tax benefit of $0.8 million, as a component of other comprehensive income. We recorded no additional other-than-temporary impairment through earnings that was deemed Credit Loss related during the three-months ended March 31, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, for additional information on our auction rate securities.

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

Changes in Internal Control Over Financial Reporting – During the quarter ended March 31, 2011, we continued with our group-wide implementation of certain modules of SAP, an enterprise resource planning (“ERP”) system, at our Australian and Canadian subsidiaries. We have modified the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls.  We expect the SAP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized and we will continue to update our internal controls over financial reporting as necessary to accommodate modifications to the business processes and accounting processes.  There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  The hearing for all three motions occurred on May 27, 2010.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  The Company subsequently filed a petition with the Ninth Circuit seeking permission to file an appeal to reverse the decision to certify a class.  On August 27, 2010, the Ninth Circuit denied the Company’s petition. On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010, and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff filed his motion for partial summary judgment.  The District Court took all motions under submission without oral argument. The District Court judge assigned to the case, Judge Vaughn Walker, announced his retirement from the bench, with such retirement effective February, 2011.  On January 31, 2011, Judge Jeffrey S. White was assigned to the case and subsequently vacated all pending hearing dates.  A case management conference was held on March 18, 2011, and the District Court has taken the pending motions under submission without oral argument.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense. The Company believes that any possible litigation losses, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), where the matter is now proceeding and a hearing has been scheduled for June 21, 2011. The Company has voluntarily dismissed, without prejudice, its claims against Oppenheimer Asset Management, Inc.  The FINRA panel denied Oppenheimer Holdings, Inc.’s motion to be dismissed from the proceeding.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants.  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed. The Company believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations. In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

On August 27, 2010, Plaintiff filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws (the “Amended Class Action Complaint”).  While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Consolidated Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.  The Amended Class Action Complaint continues to allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks an unspecified amount of damages.  Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  Plaintiff’s opposition to defendants’ motion was filed on January 14, 2011, and defendants’ reply brief was filed on February 11, 2011. A hearing on defendants’ motion to dismiss the Amended Class Action Complaint is currently scheduled for May 12, 2011.

The Amended Class Action Complaint seeks an unspecified amount of damages. As a result, the amount or range of reasonably possible litigation losses to which the Company is exposed cannot be estimated.

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

On October 1, 2010, Ms. Brueckheimer filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Derivative Complaint”).  While the Amended Derivative Complaint asserts the same causes of action and contains many of the same substantive allegations as the Consolidated Derivative Complaint, it also advances new allegations about “channel stuffing,” which are substantially similar to the allegations pled in the Amended Class Action Complaint.  The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010.  Ms. Brueckheimer’s opposition to the Company’s motion was filed on February 11, 2011, and the Company filed its reply brief on March 11, 2011. A hearing on the Company’s motion to dismiss the Amended Derivative Complaint is currently scheduled for May 12, 2011.

Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the allegations in the Amended Class Action Complaint and the Amended Derivative Complaint are without merit. The Company intends to vigorously defend against these lawsuits.

The Amended Derivative Complaint names the Company as a nominal defendant and seeks an unspecified amount of damages on behalf of the Company against the various defendants named therein.

ITEM 1A.         RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the three-months ended March 31, 2011, the Company purchased 0.7 million shares of common stock at an average purchase price of $54.88 per share for a total amount of $38.9 million, which the Company holds in treasury. As of March 31, 2011, approximately $137.6 million remained available under the plan for the repurchase of the Company’s common stock.

The following tabular summary reflects our repurchase activity during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
January 1 - January 31	-	$-	624,721	$176,446
February 1 - February 28	-	$-	624,721	$176,446
March 1 - March 31	708,140	$54.88	1,332,861	$137,570
Total	708,140	$54.88

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

101*

The following materials from Hansen Natural Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income for the Three-Months Ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: May 10, 2011	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer