Form 10-Q
period 2011-06-30
HANSEN NATURAL CORP
filed 2011-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  _ X__

The Registrant had 88,599,051 shares of common stock, par value $0.005 per share, outstanding as of July 27, 2011.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418,197	$354,842
Short-term investments	281,218	244,649
Trade accounts receivable, net	161,626	101,222
Distributor receivables	673	413
Inventories	156,778	153,241
Prepaid expenses and other current assets	18,623	17,022
Prepaid income taxes	248	9,992
Deferred income taxes	16,772	16,772
Total current assets	1,054,135	898,153

INVESTMENTS	30,202	44,189
PROPERTY AND EQUIPMENT, net	40,931	34,551
DEFERRED INCOME TAXES	57,545	58,475
INTANGIBLES, net	46,677	43,316
OTHER ASSETS	4,080	3,447
Total Assets	$1,233,570	$1,082,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$102,263	$85,674
Accrued liabilities	32,700	23,811
Deferred revenue	11,050	10,140
Accrued distributor terminations	13	407
Accrued compensation	5,785	7,603
Current portion of debt	1,255	274
Income taxes payable	8,784	925
Total current liabilities	161,850	128,834

DEFERRED REVENUE	121,376	124,899

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 99,079 shares issued and 88,620 outstanding as of June 30, 2011; 98,731 shares issued and 88,980 outstanding as of December 31, 2010	495	494
Additional paid-in capital	206,833	187,040
Retained earnings	1,021,716	882,425
Accumulated other comprehensive income	2,004	281
Common stock in treasury, at cost; 10,459 shares and 9,751 shares as of June 30, 2011 and December 31, 2010, respectively	(280,704)	(241,842)
Total stockholders’ equity	950,344	828,398
Total Liabilities and Stockholders’ Equity	$1,233,570	$1,082,131

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2011 AND 2010

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES	$462,145	$365,701	$818,564	$603,812

COST OF SALES	217,924	172,351	388,806	285,907

GROSS PROFIT	244,221	193,350	429,758	317,905

OPERATING EXPENSES	111,739	83,674	208,822	157,443

OPERATING INCOME	132,482	109,676	220,936	160,462

OTHER INCOME:
Interest and other income, net	624	1,034	627	1,443
Loss on investments and put options, net (Note 3)	(350)	(713)	(51)	(137)
Total other income	274	321	576	1,306

INCOME BEFORE PROVISION FOR INCOME TAXES	132,756	109,997	221,512	161,768

PROVISION FOR INCOME TAXES	48,508	46,159	82,221	65,367

NET INCOME	$84,248	$63,838	$139,291	$96,401

NET INCOME PER COMMON SHARE:
Basic	$0.95	$0.72	$1.57	$1.09
Diluted	$0.90	$0.69	$1.49	$1.04

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	88,475	88,587	88,701	88,467
Diluted	93,604	92,969	93,642	92,983

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2011 AND 2010

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,291	$96,401
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	24	24
Depreciation and other amortization	7,671	5,450
(Gain) loss on disposal of property and equipment	(108)	155
Stock-based compensation	7,894	8,513
Gain on put options	(323)	(4,100)
Loss on investments, net	374	4,238
Deferred income taxes	-	2,584
Tax benefit from exercise of stock options	(1,144)	(6,644)
Provision for doubtful accounts	53	1,265
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(61,262)	(25,336)
Distributor receivables	(260)	783
Inventories	(2,452)	(32,757)
Prepaid expenses and other current assets	(2,851)	(3,805)
Prepaid income taxes	9,737	-
Accounts payable	14,943	40,231
Accrued liabilities	8,162	20,480
Accrued distributor terminations	(393)	(424)
Accrued compensation	(1,807)	(1,636)
Income taxes payable	9,028	25,176
Deferred revenue	(2,611)	(3,875)
Net cash provided by operating activities	123,966	126,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	182,317	59,987
Sales of available-for-sale investments	22,657	8,500
Sales of trading investments	14,600	600
Purchases of held-to-maturity investments	(228,249)	(89,969)
Purchases of available-for-sale investments	(11,874)	-
Purchases of property and equipment	(12,311)	(4,384)
Proceeds from sale of property and equipment	289	47
Additions to intangibles	(3,385)	(6,264)
Decrease in other assets	1,025	335
Net cash used in investing activities	(34,931)	(31,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(696)	(239)
Tax benefit from exercise of stock options	1,144	6,644
Issuance of common stock	11,308	5,021
Purchases of common stock held in treasury	(38,862)	(23,540)
Net cash used in financing activities	(27,106)	(12,114)

Effect of exchange rate changes on cash and cash equivalents	1,426	(1,899)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,355	81,562
CASH AND CASH EQUIVALENTS, beginning of period	354,842	328,349
CASH AND CASH EQUIVALENTS, end of period	$418,197	$409,911

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$31	$6
Income taxes	$63,415	$37,579

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2011 AND 2010

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.8 million and $0.2 million for the six-months ended June 30, 2011 and 2010, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2011 and 2010 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$60,859	$9	$-	$60,868	$-	$-
Certificates of deposit	19,530	-	-	19,530	-	-
Corporate bonds	2,042	-	-	2,042	-	-
Municipal securities	83,186	-	24	83,162	24	-
U.S. government agency securities	44,794	-	5	44,789	5	-
Available-for-sale
Short-term:
Variable rate demand notes	45,373	-	-	45,373	-	-
Long-term:
Auction rate securities	3,320	-	-	3,320	-	-
Total	$259,104	$9	$29	259,084	$29	$-
Trading
Short-term:
Auction rate securities				25,434
Long-term:
Auction rate securities				26,882
Total				$311,400

December 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$66,521	$-	$2	$66,519	$2	$-
Certificates of deposit	7,004	-	-	7,004	-	-
Municipal securities	71,266	-	15	71,251	15	-
U.S. government agency securities	19,688	-	8	19,680	8	-
Available-for-sale
Short-term:
Variable rate demand notes	56,107	-	-	56,107	-	-
Long-term:
Auction rate securities	27,790	-	2,408	25,382	-	2,408
Total	$248,376	$-	$2,433	245,943	$25	$2,408
Trading
Short-term:
Auction rate securities				24,063
Long-term:
Auction rate securities				18,807
Total				$288,813

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the six-months ended June 30, 2011 and the year ended December 31, 2010, realized gains and/or losses recognized on the sale of investments were not significant.

All of the Company’s investments at June 30, 2011 and December 31, 2010 in U.S. Treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and variable rate demand notes (“VRDNs” - see Note 4) carry investment grade or better credit ratings. The majority of the Company’s investments at June 30, 2011 and December 31, 2010 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”- see Note 4) also carry investment grade or better credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$60,859	$60,868	$66,521	$66,519
Certificates of deposit	19,530	19,530	7,004	7,004
Corporate bonds	2,042	2,042	-	-
Municipal securities	83,186	83,162	71,266	71,251
U.S. government agency securities	44,794	44,789	19,688	19,680
Due 1 - 10 years:
Variable rate demand notes	6,175	6,175	3,001	3,001
Due 11 - 20 years:
Variable rate demand notes	12,801	12,801	11,002	11,002
Auction rate securities	9,786	9,786	10,305	9,819
Due 21 - 30 years:
Variable rate demand notes	19,221	19,221	30,426	30,426
Auction rate securities	40,249	40,249	48,779	46,857
Due 31 - 40 years:
Variable rate demand notes	7,176	7,176	11,678	11,678
Auction rate securities	5,601	5,601	11,576	11,576
Total	$311,420	$311,400	$291,246	$288,813

4.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

Accounting Standards Codification (“ASC”) 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

June 30, 2011	Level 1	Level 2	Level 3	Total
Cash	$52,088	$-	$-	$52,088
Money market funds	321,065	-	-	321,065
U.S. Treasuries	65,859	-	-	65,859
Certificates of deposit	-	50,559	-	50,559
Corporate bonds	-	2,042	-	2,042
Municipal securities	-	92,201	-	92,201
U.S. government agency securities	-	44,794	-	44,794
Variable rate demand notes	-	45,373	-	45,373
Auction rate securities	-	-	55,636	55,636
Put options related to auction rate securities	-	-	4,091	4,091
Total	$439,012	$234,969	$59,727	$733,708

Amounts included in:
Cash and cash equivalents	$378,153	$40,044	$-	$418,197
Short-term investments	60,859	194,925	25,434	281,218
Investments	-	-	30,202	30,202
Prepaid expenses and other current assets	-	-	1,632	1,632
Other assets	-	-	2,459	2,459
Total	$439,012	$234,969	$59,727	$733,708

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash	$50,202	$-	$-	$50,202
Money market funds	242,001	-	-	242,001
U.S. Treasuries	85,521	-	-	85,521
Certificates of deposit	-	40,010	-	40,010
Municipal securities	-	81,899	-	81,899
U.S. government agency securities	-	19,688	-	19,688
Variable rate demand notes	-	56,107	-	56,107
Auction rate securities	-	-	68,252	68,252
Put option related to auction rate securities	-	-	3,768	3,768
Total	$377,724	$197,704	$72,020	$647,448

Amounts included in:
Cash and cash equivalents	$311,202	$43,640	$-	$354,842
Short-term investments	66,522	154,064	24,063	244,649
Investments	-	-	44,189	44,189
Prepaid expenses and other current assets	-	-	2,983	2,983
Other assets	-	-	785	785
Total	$377,724	$197,704	$72,020	$647,448

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

A large portion of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued, based on quoted market prices in active markets, include the Company’s investment in money market funds and U.S. Treasuries. The types of instruments valued based on other observable inputs include the Company’s certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and VRDNs. Such instruments are classified within Level 2 of the fair value hierarchy. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or generally, on a seven day settlement basis.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2011:

	Auction Rate Securities	Put Options
Balance at December 31, 2010	$68,252	$3,768
Transfers to Level 3	-	-
Recognized gain included in income	278	20
Unrealized gain included in other comprehensive income	164	-
Settlements	(1,050)	-
Balance at March 31, 2011	$67,644	$3,788
Transfers to Level 3	-	-
Recognized (loss) gain included in income	(652)	303
Unrealized gain included in other comprehensive income	2,244	-
Settlements	(13,600)	-
Balance at June 30, 2011	$55,636	$4,091

The Company’s Level 3 assets are comprised of auction rate securities and put options. A large portion of these auction rate securities carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the six-months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that the Company intends to sell prior to June 30, 2012 as a result of the agreements described below or those that were redeemed at par after June 30, 2011 and December 31, 2010, are classified as long-term investments in the accompanying condensed consolidated balance sheets.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2011 ARS Securities when the auction process fails. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par including all accrued but unpaid interest.

In March 2010, the Company entered into an agreement (the “2010 ARS Agreement”), related to $54.2 million of par value auction rate securities (the “2010 ARS Securities”).  Under the 2010 ARS Agreement, the Company has the right, but not the obligation, to sell the 2010 ARS Securities including all accrued but unpaid interest (the “2010 Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The 2010 ARS Securities will continue to accrue interest until redeemed through the 2010 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2010 ARS Securities when the auction process fails. During the six-months ended June 30, 2011, $13.6 million of par value 2010 ARS Securities were redeemed through the exercise of the 2010 Put Option and $1.0 million of par value 2010 ARS Securities were redeemed at par through normal market channels ($7.4 million of par value 2010 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010).

The 2011 ARS Agreement and the 2010 ARS Agreement (collectively the “ARS Agreements”) represent firm commitments in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreements results in the 2010 Put Option and the 2011 Put Option (collectively the “Put Options”), which are recognized as separate freestanding assets and are accounted for separately from the Company’s auction rate securities. The Put Options do not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the Put Options.  As of June 30, 2011, the Company recorded $4.1 million as the fair market value of the Put Options ($1.6 million current

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

portion included in prepaid expenses and other current assets and $2.5 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain of $0.3 million recorded in other income in the condensed consolidated statement of income for both the three- and six-months ended June 30, 2011 (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).  The valuation of the Put Options utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the 2010 ARS Securities and the 2011 ARS Securities in installments as indicated above beginning March 22, 2011 and July 1, 2013, respectively, as well as the expected holding periods for the Put Options. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Options will continue to be adjusted on each balance sheet date based on their then fair values, with any changes in fair values recorded in earnings.

At June 30, 2011, the Company held auction rate securities with a face value of $65.0 million (amortized cost basis of $55.6 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2011 resulting in a fair value of $3.3 million for the Company’s available-for-sale auction rate securities (after a $5.0 million impairment) and $52.3 million for the Company’s trading auction rate securities (after a $4.4 million impairment), which are included in short-term and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

In connection with the 2011 ARS Agreement, during the second fiscal quarter of 2011, the Company reclassified $24.5 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as the Company has the ability and intent to exercise the related 2011 Put Option beginning July 1, 2013.  In connection with the 2010 ARS Agreement, during the first fiscal quarter of 2010, the Company reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as the Company had the ability and intent to exercise the related 2010 Put Option beginning March 22, 2011.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognized a net gain (loss) through earnings on its trading securities of ($0.7) million and $0.3 million during the three-months ended June 30, 2011 and 2010, respectively. The Company recognized a net gain (loss) through earnings on its trading securities of ($0.4) million and ($4.6) million during the six-months ended June 30, 2011 and 2010, respectively.

The Company determined that the $5.0 million impairment of its available-for-sale auction rate securities at June 30, 2011 was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded no additional other-than-temporary impairment during the three- and six-months ended June 30, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the Put Options as of June 30, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of the Company’s trading auction rate securities as of June 30, 2011; (v) the redemption at par of certain 2010 ARS Securities, including those redeemed through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.3) million and ($0.1) million included in other income for the three- and six-months ended June 30, 2011, respectively. The net effect of (i) the acquisition of the 2010 Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the 2010 Put Option as of June 30, 2010; (iii) the transfer from available-for-sale to trading of the 2010 ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of trading 2010 ARS Securities as of June 30, 2010; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010, resulted in a (loss) of ($0.7) million and ($0.1) million included in other income for the three- and six-months ended June 30, 2010, respectively.

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale securities.  The Company intends to retain its investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

Based on the Company’s ability to access cash and cash equivalents and other short-term investments and based on the Company’s expected operating cash flows, the Company does not anticipate that the current lack of liquidity of its auction rate securities will have a material adverse effect on its liquidity or working capital. If uncertainties in the credit and capital markets continue, or uncertainties in the expected performance of the issuers of the Put Options arise, or there are rating downgrades on the auction rate securities held by the Company, the Company may be required to recognize additional impairments on these investments.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2011	December 31, 2010
Raw materials	$54,978	$61,010
Finished goods	101,800	92,231
	$156,778	$153,241

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	June 30, 2011	December 31, 2010
Land	$3,076	$3,076
Leasehold improvements	2,015	1,998
Furniture and fixtures	2,017	1,959
Office and computer equipment	6,162	5,541
Computer software	9,103	8,428
Equipment	27,500	20,150
Vehicles	20,055	15,696
	69,928	56,848
Less: accumulated depreciation and amortization	(28,997)	(22,297)
	$40,931	$34,551

7.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	June 30, 2011	December 31, 2010
Amortizing intangibles	$1,047	$1,047
Accumulated amortization	(476)	(452)
	571	595
Non-amortizing intangibles	46,106	42,721
	$46,677	$43,316

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended June 30, 2011 and 2010.  Amortization expense was $0.02 million for both the six-months ended June 30, 2011 and 2010.

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to distribution agreements entered into with certain distributors have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $2.1 million and $1.9 million for the three-months ended June 30, 2011 and 2010, respectively.  Revenue recognized was $3.9 million and $3.7 million for the six-months ended June 30, 2011 and 2010, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $18.1 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations will be paid over the next 12 months.

The Company has contractual obligations aggregating approximately $52.5 million, which are related primarily to sponsorships and other marketing activities. These obligations will be paid over the next five years.

The Company has operating lease commitments aggregating approximately $19.7 million, which are related primarily to warehouse and office space. The vast majority of these obligations will be paid over the next five years.

Litigation – In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

and its distribution plan; and set an opt-out date of December 10, 2010, and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff filed his motion for partial summary judgment.  The District Court took all motions under submission without oral argument.  On January 31, 2011, the case was reassigned to Judge Jeffrey S. White.  The District Court has subsequently vacated all pending hearing dates and has taken the pending motions under submission without oral argument.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense. The Company believes that any possible litigation losses, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), which commenced on June 21, 2011.  The Company and the defendants entered into an agreement on terms acceptable to the Company, and as a consequence, the arbitration proceeding before FINRA and the lawsuit initiated by the Company in the United States District Court were subsequently dismissed with prejudice, and the parties have released all of their claims against each other.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Securities Litigation –– On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.   At a hearing on defendants’ motion to dismiss the Amended Class Action Complaint held on May 12, 2011, the District Court issued a tentative ruling that would grant the motion to dismiss as to certain of Plaintiff’s claims, but would deny the motion to dismiss with regard to the majority of Plaintiff’s claims.  The District Court has not, however, issued a final ruling.  The District Court held an additional hearing on the motion to dismiss on May 25, 2011, and has received supplemental submissions from the parties.  Defendants’ motion to dismiss remains sub judice.

The Amended Class Action Complaint seeks an unspecified amount of damages. As a result, the amount or range of reasonably possible litigation losses to which the Company is exposed cannot be estimated.

Derivative Litigation –– On October 15, 2008, a derivative complaint was filed in the United States District Court for the Central District of California (the “District Court”), styled Merckel v. Sacks, et al.  On November 17, 2008, a second derivative complaint styled Dislevy v. Sacks, et al. was also filed in the District Court.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  On March 2, 2010, plaintiff’s counsel filed a motion to amend the Consolidated Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff with another shareholder of the Company, Anastasia Brueckheimer.  Following a hearing on July 12, 2010, the District Court (i) permitted Ms. Brueckheimer to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Consolidated Derivative Complaint; and (ii) dismissed the Complaint in Intervention, with leave to amend, on the ground that Plaintiff’s allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors.

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

The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010, on the ground that Plaintiff had again failed adequately to allege demand futility.  Following a hearing on the Company’s motion to dismiss the Amended Derivative Complaint held on May 12, 2011, the District Court dismissed the Amended Derivative Complaint, with prejudice, on this ground.  On July 10, 2011, Ms. Brueckheimer filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  As currently scheduled, Plaintiff’s opening brief on appeal is due on November 21, 2011, defendants’ brief in opposition is due on December 21, 2011 and Plaintiff’s reply brief, if any, is due on January 4, 2012.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.                            COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income, as reported	$84,248	$63,838	$139,291	$96,401
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	1,377	331	1,478	3,149
Foreign currency translation adjustments	(483)	(2,352)	245	(2,667)
Comprehensive income	$85,142	$61,817	$141,014	$96,883

The components of accumulated other comprehensive income are as follows:

	June 30, 2011	December 31, 2010
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $1.0 million as of December 31, 2010	$-	$(1,478)
Foreign currency translation adjustments	2,004	1,759
Total accumulated other comprehensive income	$2,004	$281

11.                            TREASURY STOCK PURCHASE

On March 11, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the six-months ended June 30, 2011 the Company purchased 0.7 million shares of common stock at an average purchase price of $54.88 per share for a total amount of $38.9 million, which the Company holds in treasury. During the six-months ended June 30, 2010, the Company purchased 0.6 million shares of common stock at an average purchase price of $37.68 per share for a total amount of $23.5 million, which the Company holds in treasury. As of June 30, 2011, approximately $137.6 million remained available under the plan for the repurchase of the Company’s common stock.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2011: the Hansen Natural Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”). The 2011 Omnibus Incentive Plan was approved by the Board of Directors on February 25, 2011, and ratified by the stockholders of the Company at the

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

annual meeting of stockholders held on May 19, 2011. The 2011 Omnibus Incentive Plan replaced the Hansen Natural Corporation Amended and Restated 2001 Stock Option Plan (the “2001 Option Plan”).

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 7,250,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of June 30, 2011, 56,800 shares of the Company’s common stock have been granted, net of cancellations, and 7,193,200 shares of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

The Company recorded $4.1 million and $3.5 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units (restricted stock units were granted to non-employee directors under the 2009 Directors Plan) during the three-months ended June 30, 2011 and 2010, respectively. The Company recorded $7.9 million and $8.5 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units (granted to non-employee directors under the 2009 Directors Plan) during the six-months ended June 30, 2011 and 2010, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2011 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	53.6%	58.7%	54.8%	59.2%
Risk-free interest rate	1.7%	2.2%	1.9%	2.3%
Expected term	5.8 Years	5.7 Years	6.0 Years	5.7 Years

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

The following table summarizes the Company’s activities with respect to stock options as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	9,749	$17.18	5.2	$342,241
Granted 01/01/11 - 03/31/11	59	$57.61
Granted 04/01/11 - 06/30/11	52	$70.00
Exercised	(324)	$34.95
Cancelled or forfeited	(41)	$37.00
Outstanding at June 30, 2011	9,495	$17.02	4.7	$606,950
Vested and expected to vest in the future at June 30, 2011	9,101	$16.05	4.5	$590,630
Exercisable at June 30, 2011	7,113	$9.90	3.5	$505,376

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2011 and 2010 was $35.55 per share and $21.85 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2011 and 2010 was $33.13 per share and $21.91 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2011 and 2010 was $7.0 million and $0.5 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2011 and 2010 was $9.5 million and $21.3 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2011 and 2010 was approximately $7.1 million and $0.5 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2011 and 2010 was approximately $11.3 million and $5.0 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended June 30, 2011 and 2010 was $1.0 million and $0.1 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the six-months ended June 30, 2011 and 2010 was $1.1 million and $6.6 million, respectively.

At June 30, 2011, there was $45.1 million of total unrecognized compensation expense related to non-vested options and stock appreciation rights granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the six-months ended June 30, 2011 and 2010 were not material.

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Fair Value
Non-vested at January 1, 2011	6	$38.40
Granted	28	$71.76
Vested	(8)	$69.66
Forfeited/cancelled	-	$-
Non-vested at June 30, 2011	26	$71.72

At June 30, 2011, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $1.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2011:

Gross Unrealized Tax Benefits
Balance at December 31, 2010	$465
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	190
Decreases related to settlement with taxing authority	-
Balance at June 30, 2011	$655

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2011, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits will not change significantly within the next 12 months.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average shares outstanding:
Basic	88,475	88,587	88,701	88,467
Dilutive securities	5,129	4,382	4,941	4,516
Diluted	93,604	92,969	93,642	92,983

For the three-months ended June 30, 2011 and 2010, options outstanding totaling 0.3 million and 2.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2011 and 2010, options outstanding totaling 0.3 million and 2.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

15.                            SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments have been allocated to “Corporate & Unallocated.”

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended June 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$436,656	$25,489	$-	$462,145
Contribution margin	150,456	1,403	-	151,859
Corporate and unallocated expenses	-	-	(19,377)	(19,377)
Operating income				132,482
Other income (expense)	(21)	-	295	274
Income before provision for income taxes				132,756
Depreciation and amortization	3,072	20	999	4,091
Trademark amortization	-	11	1	12

	Three-Months Ended June 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$341,292	$24,409	$-	$365,701
Contribution margin	129,394	1,832	-	131,226
Corporate and unallocated expenses	-	-	(21,550)	(21,550)
Operating income				109,676
Other income (expense)	(4)	-	325	321
Income before provision for income taxes				109,997
Depreciation and amortization	1,565	12	1,232	2,809
Trademark amortization	-	11	1	12

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $19.4 million for the three-months ended June 30, 2011 and included $12.3 million of payroll costs, of which $4.1 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $3.4 million attributable to professional service expenses, including accounting and legal costs, and $3.7 million of other operating expenses. Corporate and unallocated expenses were $21.5 million for the three-months ended June 30, 2010 and included $11.7 million of payroll costs, of which $3.5 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.8 million attributable to professional service expenses, including accounting and legal costs, $1.2 million of depreciation, $1.3 million of bad debt expense and $2.5 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

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

CCR, a customer of the DSD segment, accounted for approximately 30% of the Company’s net sales for the three-months ended June 30, 2011. CCE, a customer of the DSD segment, accounted for approximately 35% of the Company’s net sales for the three-months ended June 30, 2010.

Net sales to customers outside the United States amounted to $78.1 million and $52.5 million for the three-months ended June 30, 2011 and 2010, respectively. Such sales were approximately 16.9% and 14.4% of net sales for the three-months ended June 30, 2011 and 2010, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Six-Months Ended June 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$771,378	$47,186	$-	$818,564
Contribution margin	260,531	1,063	-	261,594
Corporate and unallocated expenses	-	-	(40,658)	(40,658)
Operating income				220,936
Other income (expense)	(8)	-	584	576
Income before provision for income taxes				221,512
Depreciation and amortization	5,617	37	2,017	7,671
Trademark amortization	-	22	2	24

	Six-Months Ended June 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$558,446	$45,366	$-	$603,812
Contribution margin	202,449	2,098	-	204,547
Corporate and unallocated expenses	-	-	(44,085)	(44,085)
Operating income				160,462
Other income (expense)	55	-	1,251	1,306
Income before provision for income taxes				161,768
Depreciation and amortization	3,029	23	2,398	5,450
Trademark amortization	-	22	2	24

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $40.7 million for the six-months ended June 30, 2011 and included $25.0 million of payroll costs, of which $7.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $8.6 million attributable to professional service expenses, including accounting and legal costs, and $7.1 million of other operating expenses. Corporate and unallocated expenses were $44.1 million for the six-months ended June 30, 2010 and included $24.6 million of payroll costs, of which $8.5 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $10.3 million attributable to professional service expenses, including accounting and legal costs, $2.4 million of depreciation, $1.3 million of bad debt expense and $5.5 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

CCR, a customer of the DSD segment, accounted for approximately 29% of the Company’s net sales for the six-months ended June 30, 2011. CCE, a customer of the DSD segment, accounted for approximately 36% of the Company’s net sales for the six-months ended June 30, 2010.

Net sales to customers outside the United States amounted to $133.5 million and $81.9 million for the six-months ended June 30, 2011 and 2010, respectively. Such sales were approximately 16.3% and 13.6% of net sales for the six-months ended June 30, 2011 and 2010, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Energy drinks	$425,060	$332,769	$752,702	$543,719
Non-carbonated (primarily juice based beverages and Peace Tea™ iced teas)	25,534	20,634	44,478	37,756
Carbonated (primarily soda beverages)	8,616	9,934	15,885	17,701
Other	2,935	2,364	5,499	4,636
	$462,145	$365,701	$818,564	$603,812

16.                            RELATED PARTY TRANSACTIONS

A director of the Company is a former partner in a law firm (the director resigned from the law firm effective July 10, 2011) that serves as counsel to the Company.  Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended June 30, 2011 and 2010 were $2.1 million and $1.2 million, respectively. Expenses incurred in connection with services rendered by such firm to the Company during the six-months ended June 30, 2011 and 2010 were $3.3 million and $2.5 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2011 and 2010 were $0.2 million and $0.2 million, respectively.  Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Java Monster®, X-Presso Monster™,  Monster Energy® Extra Strength Nitrous Technology™, Monster Rehab™, Peace Tea®, Hansen’s®, Hansen’s Natural Sodas®, Junior Juice®, Blue Sky®, Vidration®, Worx Energy™, Admiral® and Hubert’s™.

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

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® Khaos® energy drinks, Monster Energy® M-80® energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks, Monster Energy® MIXXD™ energy drinks, Monster Energy® Absolutely Zero energy drinks, Monster Energy® Import and Import Light energy drinks, Monster Energy® Dub Edition energy drinks, Monster Rehab™ energy drinks, Monster Energy® M3 Super Concentrate energy drinks, Monster Energy® Extra Strength Nitrous Technology™ energy drinks in four variants, our non-carbonated dairy based coffee + energy drinks namely Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend®, Java Monster® Toffee as well as X-Presso Monster™ Hammer and X-Presso Monster™ Midnite coffee energy drinks.

During the six-months ended June 30, 2011, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks. During the six-months ended June 30, 2011, we introduced the following products:

•                  Monster Rehab™ energy drink, a non-carbonated rehydration energy drink (February 2011).

•                  Peace Tea™ “Caddy Shack”, a non-carbonated tea + lemonade drink (February 2011).

Our gross sales* of $527.5 million for the three-months ended June 30, 2011 represented record sales for our second fiscal quarter. A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $484.4 million for the three-months ended June 30, 2011, an increase of $105.9 million, or 94.3% of our overall increase in gross sales for the 2011 second quarter. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could adversely affect our operating results.

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

Our DSD segment represented 94.5% and 93.3% of our consolidated net sales for the three-months ended June 30, 2011 and 2010, respectively. Our Warehouse segment represented 5.5% and 6.7% of our consolidated net sales for the three-months ended June 30, 2011 and 2010, respectively. Our DSD segment represented 94.2% and 92.5% of our consolidated net sales for the six-months ended June 30, 2011 and 2010, respectively. Our Warehouse segment represented 5.8% and 7.5% of our consolidated net sales for the six-months ended June 30, 2011 and 2010, respectively.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $102.6 million and $66.6 million for the three-months ended June 30, 2011 and 2010, respectively. Such sales were approximately 19.4% and 16.0% of gross sales for the three-months ended June 30, 2011 and 2010, respectively. Gross sales to customers outside the United States amounted to $175.4 million and $104.4 million for the six-months ended June 30, 2011 and 2010, respectively. Such sales were approximately 18.7% and 15.2% of gross sales for the six-months ended June 30, 2011 and 2010, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors and food service customers. Gross sales to our various customer types for the three- and six-months ended June 30, 2011 and 2010 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
Full service distributors	64%	64%	65%	64%
Club stores, drug chains & mass merchandisers	10%	13%	10%	12%
Outside the U.S.	19%	16%	19%	15%
Retail grocery, specialty chains and wholesalers	4%	5%	4%	6%
Other	3%	2%	2%	3%

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

Our customers include CCR (formerly known as CCE), New CCE, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), certain bottlers of the Coca-Cola Hellenic group (“Coca-Cola Hellenic”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, SUPERVALU INC, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 30% and 29% of our net sales for the three- and six-months ended June 30, 2011, respectively.  CCE accounted for approximately 35% and 36% our net sales for the three- and six-months ended June 30, 2010, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2011 and 2010, respectively. (In thousands, except per share amounts)

	Three-Months Ended June 30,		Percentage Change		Six-Months Ended June 30,		Percentage Change
	2011	2010	11 vs. 10		2011	2010	11 vs. 10
Gross sales, net of discounts & returns *	$527,519	$415,297	27.0%		$935,112	$685,864	36.3%
Less: Promotional and other allowances**	65,374	49,596	31.8%		116,548	82,052	42.0%
Net sales	462,145	365,701	26.4%		818,564	603,812	35.6%
Cost of sales	217,924	172,351	26.4%		388,806	285,907	36.0%
Gross profit***	244,221	193,350	26.3%		429,758	317,905	35.2%
Gross profit margin as a percentage of net sales	52.8%	52.9%			52.5%	52.6%

Operating expenses	111,739	83,674	33.5%		208,822	157,443	32.6%
Operating expenses as a percentage of net sales	24.2%	22.9%			25.5%	26.1%

Operating income	132,482	109,676	20.8%		220,936	160,462	37.7%
Operating income as a percentage of net sales	28.7%	30.0%			27.0%	26.6%

Other income:
Interest and other income, net	624	1,034	(39.7%	)	627	1,443	(56.5%	)
Loss on investments and put options, net	(350)	(713)	(50.9%	)	(51)	(137)	(62.8%	)
Total other income	274	321	(14.6%	)	576	1,306	(55.9%	)

Income before provision for income taxes	132,756	109,997	20.7%		221,512	161,768	36.9%

Provision for income taxes	48,508	46,159	5.1%		82,221	65,367	25.8%

Net income	$84,248	$63,838	32.0%		$139,291	$96,401	44.5%
Net income as a percentage of net sales	18.2%	17.5%			17.0%	16.0%

Net income per common share:
Basic	$0.95	$0.72	32.1%		$1.57	$1.09	44.1%
Diluted	$0.90	$0.69	31.1%		$1.49	$1.04	43.5%

Case sales (in thousands)
(in 192-ounce case equivalents)	44,272	35,861	23.5%		78,954	60,066	31.4%

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

Results of Operations for the Three-Months Ended June 30, 2011 Compared to the Three-Months Ended June 30, 2010

Gross Sales.* Gross sales were $527.5 million for the three-months ended June 30, 2011, an increase of approximately $112.2 million, or 27.0% higher than gross sales of $415.3 million for the three-months ended June 30, 2010. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $105.9 million, or 94.3%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended June 30, 2011. Promotional and other allowances were $65.4 million for the three-months ended June 30, 2011, an increase of $15.8 million, or 31.8% higher than promotional and other allowances of $49.6 million for the three-months ended June 30, 2010. Promotional and other allowances as a percentage of gross sales increased to 12.4% from 11.9% for the three-months ended June 30, 2011 and 2010, respectively. As a result, the percentage increase in gross sales for the three-months ended June 30, 2011 was slightly higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $462.1 million for the three-months ended June 30, 2011, an increase of approximately $96.4 million, or 26.4% higher than net sales of $365.7 million for the three-months ended June 30, 2010. The increase in the net sales of our Monster Energy® brand energy drinks represented approximately $89.1 million, or 92.4%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2011.

Case sales, in 192-ounce case equivalents, were 44.3 million cases for the three-months ended June 30, 2011, an increase of approximately 8.4 million cases or 23.5% higher than case sales of 35.9 million cases for the three-months ended June 30, 2010. The overall average net sales per case increased to $10.44 for the three-months ended June 30, 2011, which was 2.4% higher than the average net sales per case of $10.20 for the three-months ended June 30, 2010. The increase in the average net sales per case was attributable to an increase in the proportion of case sales derived from higher priced products, primarily our Monster Energy® brand energy drinks.

Net sales for the DSD segment were $436.7 million for the three-months ended June 30, 2011, an increase of approximately $95.4 million, or 27.9% higher than net sales of $341.3 million for the three-months ended June 30, 2010. The increase in the net sales of our Monster Energy® brand energy drinks represented approximately $89.1 million, or 93.5%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended June 30, 2011.

Net sales for the Warehouse segment were $25.5 million for the three-months ended June 30, 2011, an increase of approximately $1.1 million, or 4.4% higher than net sales of $24.4 million for the three-months ended June 30, 2010. The increase in net sales for the Warehouse segment was primarily attributable to sales of Hubert’s™ Lemonades (introduced in August 2010) and increased sales by volume of apple juice and juice blends.

Gross Profit.***  Gross profit was $244.2 million for the three-months ended June 30, 2011, an increase of approximately $50.9 million, or 26.3% higher than the gross profit of $193.4 million for the three-months ended June 30, 2010. Gross profit as a percentage of net sales decreased slightly to 52.8% for the three-months ended June 30, 2011 from 52.9% for the three-months ended June 30, 2010.  The increase in gross profit dollars was primarily the result of the $105.9 million increase in gross sales of our Monster Energy® brand energy drinks.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $111.7 million for the three-months ended June 30, 2011, an increase of approximately $28.1 million, or 33.5% higher than total operating expenses of $83.7 million for the three-months ended June 30, 2010. The increase in operating expenses was partially attributable to increased expenditures of $4.8 million for sponsorships and endorsements, increased expenditures of $4.7 million for advertising, increased payroll expenses of $3.4 million, increased expenditures of $3.4 million for allocated trade development, increased out-bound freight and warehouse costs of $2.9 million, increased expenditures of $2.2 million for promotional items, increased expenditures of $2.2 million for merchandise displays, increased expenditures of $1.7 million for samples, increased expenditures of $1.5 million for commissions and increased expenditures of $1.3 million for other operating expenses. Operating expenses for the three-months ended June 30, 2011 were reduced by $1.6 million related to a legal settlement and $1.0 million related to insurance reimbursements. Total operating expenses as a percentage of net sales was 24.2% for the three-months ended June 30, 2011, compared to 22.9% for the three-months ended June 30, 2010. The increase in total operating expenses as a percentage of net sales was primarily attributable to higher selling and marketing expenses as a percentage of net sales.

Contribution Margin.  Contribution margin for the DSD segment was $150.5 million for the three-months ended June 30, 2011, an increase of approximately $21.1 million, or 16.3% higher than the contribution margin of $129.4 million for the three-months ended June 30, 2010. The increase in the contribution margin for the DSD segment was primarily the result of the $89.1 million increase in net sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $1.4 million for the three-months ended June 30, 2011, approximately $0.4 million lower than the contribution margin of $1.8 million for the three-months ended June 30, 2010. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased cost of goods.

Operating Income.  Operating income was $132.5 million for the three-months ended June 30, 2011, an increase of approximately $22.8 million, or 20.8% higher than operating income of $109.7 million for the three-months ended June 30, 2010. Operating income as a percentage of net sales decreased to 28.7% for the three-months ended June 30, 2011 from 30.0% for the three-months ended June 30, 2010.  The increase in operating income was primarily due to an increase in gross profit of $50.9 million, partially offset by a $28.1 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to an increase in operating expenses as a percentage of net sales. Operating income was negatively affected by combined operating losses of $5.7 million and $4.4 million for the three-months ended June 30, 2011 and 2010, respectively, in relation to our new and existing markets in Europe, the Middle East, Africa, Australia and Brazil.

Other Income.  Other income was $0.3 million for both the three-months ended June 30, 2011 and 2010.

Provision for Income Taxes.  Provision for income taxes was $48.5 million for the three-months ended June 30, 2011, an increase of $2.3 million or 5.1% higher than the provision for income taxes of $46.2 million for the three-months ended June 30, 2010.  The effective combined federal, state and foreign tax rate decreased to 36.5% from 42.0% for the three-months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily the result of a lower effective combined state tax rate, an increase in the tax benefits from the exercise of stock options and the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary established during the second fiscal quarter of 2010.

Net Income.  Net income was $84.2 million for the three-months ended June 30, 2011, an increase of $20.4 million or 32.0% higher than net income of $63.8 million for the three-months ended June 30, 2010. The increase in net income was primarily attributable to an increase in gross profit of $50.9 million. The increase in net income was partially offset by an increase in operating expenses of $28.1 million and an increase in the provision for income taxes of $2.3 million.

Results of Operations for the Six-Months Ended June 30, 2011 Compared to the Six-Months Ended June 30, 2010

Gross Sales.* Gross sales were $935.1 million for the six-months ended June 30, 2011, an increase of approximately $249.2 million, or 36.3% higher than gross sales of $685.9 million for the six-months ended June 30, 2010. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $239.3 million, or 96.0%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the six-months ended June 30, 2011. Promotional and other allowances were $116.5 million for the six-months ended June 30, 2011, an increase of $34.5 million, or 42.0% higher than promotional and other allowances of $82.1 million for the six-months ended June 30, 2010. Promotional and other allowances as a percentage of gross sales increased to 12.5% from 12.0% for the six-months ended June 30, 2011 and 2010, respectively. As a result, the percentage increase in gross sales for the six-months ended June 30, 2011 was slightly higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $818.6 million for the six-months ended June 30, 2011, an increase of approximately $214.8 million, or 35.6% higher than net sales of $603.8 million for the six-months ended June 30, 2010. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $204.8 million, or 95.4%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2011.

Case sales, in 192-ounce case equivalents, were 79.0 million cases for the six-months ended June 30, 2011, an increase of approximately 18.9 million cases or 31.4% higher than case sales of 60.1 million cases for the six-months ended June 30, 2010. The overall average net sales per case increased to $10.37 for the six-months ended June 30, 2011, which was 3.1% higher than the average net sales per case of $10.05 for the six-months ended June 30, 2010. The increase in the average net sales per case was attributable to an increase in the proportion of case sales derived from higher priced products, primarily our Monster Energy® brand energy drinks.

Net sales for the DSD segment were $771.4 million for the six-months ended June 30, 2011, an increase of approximately $212.9 million, or 38.1% higher than net sales of $558.4 million for the six-months ended June 30, 2010. The increase in the net sales of our Monster Energy® brand energy drinks represented approximately $204.8 million, or 96.2%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the six-months ended June 30, 2011.

Net sales for the Warehouse segment were $47.2 million for the six-months ended June 30, 2011, an increase of approximately $1.8 million, or 4.0% higher than net sales of $45.4 million for the six-months ended June 30, 2010. The increase in net sales for the Warehouse segment was primarily attributable to sales of Hubert’s™ Lemonades (introduced in August 2010) and to increased sales by volume of aseptic juices, apple juice and juice blends. The increase in net sales was partially offset by decreased sales by volume of our Hansen’s Natural Sodas®.

Gross Profit.***  Gross profit was $429.8 million for the six-months ended June 30, 2011, an increase of approximately $111.9 million, or 35.2% higher than the gross profit of $317.9 million for the six-months ended June 30, 2010. Gross profit as a percentage of net sales decreased slightly to 52.5% for the six-months ended June 30, 2011 from 52.6% for the six-months ended June 30, 2010.  The increase in gross profit dollars was primarily the result of the $239.3 million increase in gross sales of our Monster Energy® brand energy drinks.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $208.8 million for the six-months ended June 30, 2011, an increase of approximately $51.4 million, or 32.6% higher than total operating expenses of $157.4 million for the six-months ended June 30, 2010. The increase in operating expenses was partially attributable to increased expenditures of $8.8 million for advertising, increased expenditures of $8.0 million for sponsorships and endorsements, increased expenditures of $5.8 million for allocated trade development, increased out-bound freight and warehouse costs of $5.8 million, increased expenditures of $4.8 million for commissions, increased expenditures of $4.7 million for merchandise displays, increased payroll expenses of $4.5 million, increased expenditures for promotional items of $3.1 million, increased expenditures of $2.8 million for samples and increased expenditures of $3.1 million for other operating expenses. Total operating expenses as a percentage of net sales was 25.5% for the six-months ended June 30, 2011, compared to 26.1% for the six-months ended June 30, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to lower distribution, payroll and general and administrative expenses as a percentage of net sales. The decrease in total operating expenses as a percentage of net sales was partially offset by higher selling and marketing expenses as a percentage of net sales.

Contribution Margin.  Contribution margin for the DSD segment was $260.5 million for the six-months ended June 30, 2011, an increase of approximately $58.1 million, or 28.7% higher than the contribution margin of $202.4 million for the six-months ended June 30, 2010. The increase in the contribution margin for the DSD segment was primarily the result of the $204.8 million increase in net sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $1.1 million for the six-months ended June 30, 2011, approximately $1.0 million lower than the contribution margin of $2.1 million for the six-months ended June 30, 2010. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased cost of goods.

Operating Income.  Operating income was $220.9 million for the six-months ended June 30, 2011, an increase of approximately $60.5 million, or 37.7% higher than operating income of $160.5 million for the six-months ended June 30, 2010. Operating income as a percentage of net sales increased to 27.0% for the six-months ended June 30, 2011 from 26.6% for the six-months ended June 30, 2010.  The increase in operating income was primarily due to an increase in gross profit of $111.9 million, partially offset by a $51.4 million increase in operating expenses. The increase in operating income as a percentage of net sales was primarily due to a decrease in operating expenses as a percentage of net sales. Operating income was negatively affected by combined operating losses of $8.8 million and $8.3 million for the six-months ended June 30, 2011 and 2010, respectively, in relation to our new and existing markets in Europe, the Middle East, Africa, Australia and Brazil.

Other Income.  Other income was $0.6 million for the six-months ended June 30, 2011, a decrease of $0.7 million from $1.3 million for the six-months ended June 30, 2010. This decrease was primarily attributable to an increase of $1.4 million in foreign currency losses.

Provision for Income Taxes.  Provision for income taxes was $82.2 million for the six-months ended June 30, 2011, an increase of $16.9 million or 25.8% higher than the provision for income taxes of $65.4 million for the six-months ended June 30, 2010.  The effective combined federal, state and foreign tax rate decreased to 37.1% from 40.4% for the six-months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily the result of a lower effective combined state tax rate, an increase in the tax benefits from the exercise of stock options and the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary established during the second fiscal quarter of 2010.

Net Income.  Net income was $139.3 million for the six-months ended June 30, 2011, an increase of $42.9 million or 44.5% higher than net income of $96.4 million for the six-months ended June 30, 2010. The increase in net income was primarily attributable to an increase in gross profit of $111.9 million. The increase in net income was partially offset by an increase in operating expenses of $51.4 million and an increase in the provision for income taxes of $16.9 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $124.0 million for the six-months ended June 30, 2011, as compared with net cash provided by operating activities of $126.7 million for the six-months ended June 30, 2010.  For the six-months ended June 30, 2011, cash provided by operating activities was primarily attributable to net income earned of $139.3 million and adjustments for certain non-cash expenses consisting of $7.9 million of stock-based compensation and $7.7 million of depreciation and other amortization. For the six-months ended June 30, 2011, cash provided by operations also increased due to a $14.9 million increase in accounts payable, a $9.7 million decrease in prepaid income taxes, a $9.0 million increase in income taxes payable and an $8.2 million increase in accrued liabilities. For the six-months ended June 30, 2011, cash provided by operating activities was reduced due to a $61.3 million increase in accounts receivable, a $2.9 million increase in prepaid expenses and other current assets, a $2.6 million decrease in deferred revenue, a $2.5 million increase in inventory and a $1.8 million decrease in accrued compensation. For the six-months ended June 30, 2010, cash provided by operating activities was primarily attributable to net income earned of $96.4 million and adjustments for certain non-cash expenses consisting of $8.5 million of stock-based compensation, $5.5 million of depreciation and other amortization, a $4.2 million impairment on investments and a $2.6 million increase in deferred income taxes. For the six-months ended June 30, 2010, cash provided by operations also increased due to a $40.2 million increase in accounts payable, a $25.2 million increase in income taxes payable and a $20.5 million increase in accrued liabilities. For the six-months ended June 30, 2010, cash provided by operating activities was reduced due to a $32.8 million increase in inventory, a $25.3 million increase in accounts receivable, a $6.6 million increase in tax benefit from exercise of stock options, a $4.1 million gain on the 2010 Put Option, a $3.9 million decrease in deferred revenue, a $3.8 million increase in prepaid expenses and other current assets, and a $1.6 million decrease in accrued compensation.

Cash flows used in investing activities – Net cash used in investing activities was $34.9 million for the six-months ended June 30, 2011, as compared to net cash used in investing activities of $31.1 million for the six-months ended June 30, 2010.  For the six-months ended June 30, 2011, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment and additions to intangibles. For the six-months ended June 30, 2010 cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, additions to intangibles and purchases of property and equipment. For both the six-months ended June 30, 2011 and 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and available-for-sale investments. For both the six-months ended June 30, 2011 and 2010, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products. From time to time, we may also consider the purchase of real estate related to our beverage business and the acquisition of compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows used in financing activities – Net cash used in financing activities was $27.1 million for the six-months ended June 30, 2011, as compared to net cash used in financing activities of $12.1 million for the six-months ended June 30, 2010.  For the six-months ended June 30, 2011 cash used in financing activities was primarily attributable to $38.9 million of purchases of common stock.  For the six-months ended June 30, 2011 cash provided by financing activities was primarily attributable to $11.3 million received from the issuance of common stock in connection with the exercise of certain stock options. For the six-months ended June 30, 2010, cash used in financing activities was primarily attributable to $23.5 million of purchases of common stock.  For the six-months ended June 30, 2010, cash provided by financing activities was primarily attributable to a $6.6 million excess tax benefit in connection with the exercise of certain stock options and proceeds of $5.0 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring uses of cash.

Cash and cash equivalents, short-term and long-term investments – At June 30, 2011, we had $418.2 million in cash and cash equivalents and $311.4 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  A large portion of these notes carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the six-months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

In June 2011, we entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, we have the right to sell the 2011 ARS Securities including all accrued but unpaid interest (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2011 ARS Securities when the auction process fails. Under the 2011 ARS Agreement, we have the obligation, should we receive written notification from the put issuer, to sell the 2011 ARS Securities at par including all accrued but unpaid interest.

In March 2010, we entered into an agreement (the “2010 ARS Agreement”), related to $54.2 million of par value auction rate securities (the “2010 ARS Securities”).  Under the 2010 ARS Agreement, we have the right, but not the obligation, to sell the 2010 ARS Securities including all accrued but unpaid interest (the “2010 Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The 2010 ARS Securities will continue to accrue interest until redeemed through the 2010 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2010 ARS Securities when the auction process fails. During the six-months ended June 30, 2011, $13.6 million of par value 2010 ARS Securities were redeemed through the exercise of the 2010 Put Option and $1.0 million of par value 2010 ARS Securities were redeemed at par through normal market channels ($7.4 million of par value 2010 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010).

The 2011 ARS Agreement and the 2010 ARS Agreement (collectively the “ARS Agreements”) represent firm commitments in accordance with Accounting Standards Codification (“ASC”) 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreements result in the 2010 Put Option and the 2011 Put Option (collectively the “Put Options”), which are recognized as separate freestanding assets and are accounted for separately from our auction rate securities. The Put Options do not meet the definition of derivative instruments under ASC 815.  Therefore, we elected the fair value option under ASC 825-10 in accounting for the Put Options.  As of June 30, 2011, we recorded $4.1 million as the fair market value of the Put Options ($1.6 million current portion included in prepaid expenses and other current assets and $2.5 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain of $0.3 million recorded in other income in the condensed consolidated statement of income for both the three- and six-months ended June 30, 2011 (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).  The valuation of the Put Options utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the 2010 ARS Securities and the 2011 ARS Securities in installments as indicated above beginning March 22, 2011 and July 1, 2013, respectively, as well as the expected holding periods for the Put Options. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Options will continue to be adjusted on each balance sheet date based on their then fair values, with any changes in fair values recorded in earnings.

At June 30, 2011, we held auction rate securities with a face value of $65.0 million (amortized cost basis of $55.6 million). A Level 3 valuation was performed on our auction rate securities as of June 30, 2011 resulting in a fair value of $3.3 million for our available-for-sale auction rate securities (after a $5.0 million impairment) and $52.3 million for our trading auction rate securities (after a $4.4 million impairment), which are included in short-term and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

In connection with the 2011 ARS Agreement, during the second fiscal quarter of 2011, we reclassified $24.5 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related 2011 Put Option beginning July 1, 2013.  In connection with the 2010 ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related 2010 Put Option beginning March 22, 2011.

We recognized a net gain (loss) through earnings on our trading securities of ($0.7) million and $0.3 million during the three-months ended June 30, 2011 and 2010, respectively. We recognized a net gain (loss) through earnings on our trading securities of ($0.4) million and ($4.6) million during the six-months ended June 30, 2011 and 2010, respectively.

We determined that the $5.0 million impairment of our available-for-sale auction rate securities at June 30, 2011, was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  We recorded no additional other-than-temporary impairment during the three- and six-months ended June 30, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the Put Options as of June 30, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of our trading auction rate securities as of June 30, 2011; (v) the redemption at par of certain 2010 ARS Securities, including those redeemed through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.3) million and ($0.1) million included in other income for the three- and six-months ended June 30, 2011, respectively. The net effect of (i) the acquisition of the 2010 Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the 2010 Put Option as of June 30, 2010; (iii) the transfer from available-for-sale to trading of the 2010 ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of trading 2010 ARS Securities as of June 30, 2010; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010, resulted in a (loss) of ($0.7) million and ($0.1) million included in other income for the three- and six-months ended June 30, 2010, respectively.

We hold additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale securities.  We intend to retain our investment in the issuers until the earlier of the anticipated recovery in market value or maturity.

Based on our ability to access cash and cash equivalents and other short-term investments and based on our expected operating cash flows, we do not anticipate that the current lack of liquidity of our auction rate securities will have a material adverse effect on our liquidity or working capital. If uncertainties in the credit and capital markets continue, or uncertainties in the expected performance of the issuers of the Put Options arise, or there are rating downgrades on the auction rate securities held by us, we may be required to recognize additional impairments on these investments.

Debt and other obligations – We have a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit of up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2012.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at June 30, 2011. Letters of credit issued on our behalf, totaling $0.3 million under this credit facility, were outstanding as of June 30, 2011 and December 31, 2010.

At June 30, 2011, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets or equipment, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $30.0 million through June 2012.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of June 30, 2011:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations	$52,548	$35,125	$13,498	$3,925	$-
Capital Leases	1,293	1,262	23	8	-
Operating Leases	19,679	3,899	10,078	4,893	809
Purchase Commitments	18,128	18,128	-	-	-
	$91,648	$58,414	$23,599	$8,826	$809

Contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations incurred by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

In addition to the above purchase obligations, approximately $0.6 million of recognized tax benefits have been recorded as liabilities as of June 30, 2011, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $0.4 million as of June 30, 2011.

Sales

The table set forth below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2011 and 2010, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been somewhat mitigated; however, such fluctuations may be more pronounced as the distribution of our products has expanded outside of California. Our experience with our energy drink products suggests that they are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations will be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets, particularly internationally, where temperature fluctuations may be more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and changes in and/or increased advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Six-Months Ended
net sales per case)	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$462,145	$365,701	$818,564	$603,812
Case sales (192-ounce case equivalents)	44,272	35,861	78,954	60,066
Average net sales per case	$10.44	$10.20	$10.37	$10.05

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

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

•                  The impact of lower disposable incomes of our consumers, as a result of the current state of the economy, the continuing high levels of unemployment and high gasoline prices;

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

•                  Our ability to effectively manage our inventories and/or our accounts receivables;

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

•                  The outcome of future auctions of auction rate securities and/or our ability to recover payment thereunder or from our Put Options;

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

•                  Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Java Monster® line of non-carbonated dairy based coffee + energy drinks and/or our Monster Energy® Extra Strength Nitrous Technology™  drinks and/or our Peace Tea® iced teas and/or our Monster Rehab™ energy drinks and/or our Worx Energy™ energy shots;

•                  The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted, whether as a result of such criticism or otherwise that limits or otherwise restricts the sale of energy drinks to minors and/or persons below a specified age and/or the venues in which energy drinks can be sold;

•                  Our ability to comply with existing foreign, national, state and local laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which our products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state regulatory agencies and/or any other countries in which we decide to sell our products;

•                  Changes in the cost, quality and availability of containers, packaging materials, raw materials and juice concentrates, and the ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of our products;

•                  Our ability to pass on to our customers all or a portion of the increasing costs of fuel and/or raw materials and/or ingredients and/or commodities affecting our business;

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

•                  Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;

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

•                  Any disruption in and/or lack of effectiveness of our information technology systems could disrupt our business, negatively impact customer relationships and negatively impact our operations and abilities to operate efficiently and measure performance;

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

Our gross sales to customers outside of the United States were approximately 19% of consolidated gross sales for both the three- and six-months ended June 30, 2011. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of June 30, 2011 to be significant. For the three- and six-months ended June 30, 2011, we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short-term and long-term investments. Certain of our short-term and long-term investments are subject to interest rate risk because these investments generally include a fixed interest rate. As a result, the market values of these investments are affected by changes in prevailing interest rates.  We do not consider the potential loss resulting from a hypothetical 10% adverse change in interest rates earned on our investments as of June 30, 2011 to be significant.

At June 30, 2011, we had $418.2 million in cash and cash equivalents and $311.4 million in short-term and long-term investments including U.S. treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities, variable rate demand notes and municipal securities (which may have an auction reset feature). Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities.

In June 2011, we entered into the 2011 ARS Agreement, related to $24.5 million of par value auction rate securities.  Under the 2011 ARS Agreement, we have the right to sell the 2011 ARS Securities including all accrued but unpaid interest as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2011 ARS Securities when the auction process fails. Under the 2011 ARS Agreement, we have the obligation, should we receive written notification from the put issuer, to sell the 2011 ARS Securities at par including all accrued but unpaid interest.

In March 2010, we entered into the 2010 ARS Agreement, related to $54.2 million of par value auction rate securities.  Under the 2010 ARS Agreement, we have the right, but not the obligation, to sell the 2010 ARS Securities including all accrued but unpaid interest as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The 2010 ARS Securities will continue to accrue interest until redeemed through the 2010 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the 2010 ARS Securities when the auction process fails.

As of June 30, 2011, we recorded $4.1 million as the fair market value of the Put Options ($1.6 million current portion included in prepaid expenses and other current assets and $2.5 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding gain of $0.3 million recorded in other income in the condensed consolidated statements of income for the six-months ended June 30, 2011 (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).

In connection with the 2011 ARS Agreement, during the second fiscal quarter of 2011, we reclassified $24.5 million of auction rate securities from available-for-sale to trading, as we have the ability and intent to exercise the related 2011 Put Option beginning July 1, 2013. In connection with the 2010 ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading, as we had the ability and intent to exercise the related 2010 Put Option beginning March 22, 2011.

We recognized a net (loss) on trading securities of ($0.4) million and ($4.6) million through earnings during the six-months ended June 30, 2011 and 2010, respectively.

During the six-months ended June 30, 2011, $1.0 million of par value 2010 ARS Securities were redeemed at par through normal market channels ($7.4 million of par value 2010 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010). During the six-months ended June 30, 2011, $13.6 million of par value 2010 ARS Securities were redeemed through the exercise of the 2010 Put Option.

The applicable interest rate on our auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the six-months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. Based on an assessment of fair value as of June 30, 2011, we determined that there was a decline in fair value of our available-for-sale auction rate securities of $5.0 million. We determined that the $5.0 million decline in fair value of our auction rate securities at June 30, 2011, was deemed other-than-temporary. We recorded no additional other-than-temporary impairment through earnings during the six-months ended June 30, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, for additional information on our auction rate securities.

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

Changes in Internal Control Over Financial Reporting –  There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010, and a trial date for March, 2011.  On September 28, 2010, the Company filed a Request for Leave to file a motion for reconsideration of the order certifying the class action.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff filed his motion for partial summary judgment.  The District Court took all motions under submission without oral argument.  On January 31, 2011, the case was reassigned to Judge Jeffrey S. White.  The District Court has subsequently vacated all pending hearing dates and has taken the pending motions under submission without oral argument.  The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense. The Company believes that any possible litigation losses, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

On August 28, 2008, the Company initiated an action against Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., in the United States District Court, Central District of California, for violations of federal securities laws and the Investment Advisers Act of 1940, as amended, arising out of the Company’s purchase of auction rate securities.  The Company stipulated to arbitration before the Financial Industry Regulatory Authority (“FINRA”), which commenced on June 21, 2011.  The Company and the defendants entered into an agreement on terms acceptable to the Company, and as a consequence, the arbitration proceeding before FINRA and the lawsuit initiated by the Company in the United States District Court were subsequently dismissed with prejudice, and the parties have released all of their claims against each other.

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

Securities Litigation –– On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court.

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

Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.   At a hearing on defendants’ motion to dismiss the Amended Class Action Complaint held on May 12, 2011, the District Court issued a tentative ruling that would grant the motion to dismiss as to certain of Plaintiff’s claims, but would deny the motion to dismiss with regard to the majority of Plaintiff’s claims.  The District Court has not, however, issued a final ruling.  The District Court held an additional hearing on the motion to dismiss on May 25, 2011, and has received supplemental submissions from the parties.  Defendants’ motion to dismiss remains sub judice.

The Amended Class Action Complaint seeks an unspecified amount of damages. As a result, the amount or range of reasonably possible litigation losses to which the Company is exposed cannot be estimated.

Derivative Litigation –– On October 15, 2008, a derivative complaint was filed in the United States District Court for the Central District of California (the “District Court”), styled Merckel v. Sacks, et al.  On November 17, 2008, a second derivative complaint styled Dislevy v. Sacks, et al. was also filed in the District Court.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

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

On January 8, 2010, the Company filed its motion to dismiss the Consolidated Derivative Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 23.1.  On March 2, 2010, plaintiff’s counsel filed a motion to amend the Consolidated Derivative Complaint pursuant to Rule 15(a)(2) for the purpose of replacing Mr. Merckel as lead plaintiff with another shareholder of the Company, Anastasia Brueckheimer.  Following a hearing on July 12, 2010, the District Court (i) permitted Ms. Brueckheimer to intervene in the Derivative Litigation as lead plaintiff and to file a Verified Complaint in Intervention (the “Complaint in Intervention”) similar in all material respects to the Consolidated Derivative Complaint; and (ii) dismissed the Complaint in Intervention, with leave to amend, on the ground that Plaintiff’s allegations of demand futility were insufficient to excuse the failure to make a pre-suit demand on the Company’s Board of Directors.

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

The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010, on the ground that Plaintiff had again failed adequately to allege demand futility.  Following a hearing on the Company’s motion to dismiss the Amended Derivative Complaint held on May 12, 2011, the District Court dismissed the Amended Derivative Complaint, with prejudice, on this ground.  On July 10, 2011, Ms. Brueckheimer filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  As currently scheduled, Plaintiff’s opening brief on appeal is due on November 21, 2011, defendants’ brief in opposition is due on December 21, 2011 and Plaintiff’s reply brief, if any, is due on January 4, 2012.

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         RESERVED

ITEM 5.                         OTHER INFORMATION

None.

ITEM 6.                               EXHIBITS

10.1*	Form of Restricted Stock Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Hansen Natural Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2011 and June 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: August 9, 2011	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer