Form 10-Q
period 2011-09-30
HANSEN NATURAL CORP
filed 2011-11-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011	Commission File Number 0-18761

HANSEN NATURAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  _ X__

The Registrant had 87,072,807 shares of common stock, par value $0.005 per share, outstanding as of October 25, 2011.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,157	$354,842
Short-term investments	412,255	244,649
Trade accounts receivable, net	139,033	101,222
Distributor receivables	512	413
Inventories	164,481	153,241
Prepaid expenses and other current assets	18,290	17,022
Prepaid income taxes	232	9,992
Deferred income taxes	16,772	16,772
Total current assets	1,038,732	898,153

INVESTMENTS	26,689	44,189
PROPERTY AND EQUIPMENT, net	44,070	34,551
DEFERRED INCOME TAXES	57,545	58,475
INTANGIBLES, net	47,466	43,316
OTHER ASSETS	3,926	3,447
Total Assets	$1,218,428	$1,082,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$108,521	$85,674
Accrued liabilities	32,803	23,811
Deferred revenue	11,434	10,140
Accrued distributor terminations	14	407
Accrued compensation	9,035	7,603
Current portion of debt	994	274
Income taxes payable	3,128	925
Total current liabilities	165,929	128,834

DEFERRED REVENUE	119,953	124,899

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 120,000 shares authorized; 99,299 shares issued and 87,417 outstanding as of September 30, 2011; 98,731 shares issued and 88,980 outstanding as of December 31, 2010	496	494
Additional paid-in capital	220,331	187,040
Retained earnings	1,104,108	882,425
Accumulated other comprehensive (loss) income	(1,504)	281
Common stock in treasury, at cost; 11,882 shares and 9,751 shares as of September 30, 2011 and December 31, 2010, respectively	(390,885)	(241,842)
Total stockholders’ equity	932,546	828,398
Total Liabilities and Stockholders’ Equity	$1,218,428	$1,082,131

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET SALES	$474,709	$381,466	$1,293,273	$985,277

COST OF SALES	224,402	183,540	613,208	469,447

GROSS PROFIT	250,307	197,926	680,065	515,830

OPERATING EXPENSES	118,217	90,371	327,039	247,813

OPERATING INCOME	132,090	107,555	353,026	268,017

OTHER INCOME (EXPENSE):
Interest and other income (expense), net	(63)	541	564	1,983
Loss on investments and put options, net (Note 3)	(799)	(727)	(850)	(864)
Total other income (expense)	(862)	(186)	(286)	1,119

INCOME BEFORE PROVISION FOR INCOME TAXES	131,228	107,369	352,740	269,136

PROVISION FOR INCOME TAXES	48,836	40,873	131,057	106,239

NET INCOME	$82,392	$66,496	$221,683	$162,897

NET INCOME PER COMMON SHARE:
Basic	$0.94	$0.75	$2.51	$1.84
Diluted	$0.88	$0.72	$2.37	$1.75

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	87,976	88,369	88,458	88,434
Diluted	93,320	92,865	93,582	92,915

See accompanying notes to condensed consolidated financial statements.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,683	$162,897
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	39	36
Depreciation and other amortization	12,152	8,450
(Gain) loss on disposal of property and equipment	(93)	103
Stock-based compensation	12,722	12,835
Gain on put options	(3,671)	(3,785)
Loss on investments, net	259	4,649
Deferred income taxes	–	2,581
Tax benefit from exercise of stock options	(3,363)	(10,192)
Provision for doubtful accounts	49	1,344
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(39,197)	(27,929)
Distributor receivables	(99)	3,863
Inventories	(11,833)	(40,611)
Prepaid expenses and other current assets	713	(594)
Prepaid income taxes	9,706	(2,661)
Accounts payable	22,511	42,522
Accrued liabilities	8,387	14,943
Accrued distributor terminations	(393)	(424)
Accrued compensation	1,497	(755)
Income taxes payable	5,563	9,431
Deferred revenue	(3,629)	(5,888)
Net cash provided by operating activities	233,003	170,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	280,839	104,967
Sales of available-for-sale investments	22,658	9,200
Sales of trading investments	30,975	5,750
Purchases of held-to-maturity investments	(449,116)	(89,969)
Purchases of available-for-sale investments	(33,312)	-
Purchases of property and equipment	(19,926)	(7,967)
Proceeds from sale of property and equipment	349	59
Additions to intangibles	(4,190)	(8,754)
Decrease in other assets	1,061	162
Net cash (used in) provided by investing activities	(170,662)	13,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,178)	(308)
Tax benefit from exercise of stock options	3,363	10,192
Issuance of common stock	17,794	10,907
Purchases of common stock held in treasury	(149,043)	(23,540)
Net cash used in financing activities	(129,064)	(2,749)

Effect of exchange rate changes on cash and cash equivalents	(962)	(234)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,685)	181,280
CASH AND CASH EQUIVALENTS, beginning of period	354,842	328,349
CASH AND CASH EQUIVALENTS, end of period	$287,157	$509,629

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$34	$9
Income taxes	$115,701	$97,156

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles and equipment of $2.1 million and $0.3 million for the nine-months ended September 30, 2011 and 2010, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2011 and 2010 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other.”  ASU 2011-08 allows an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-08 will not have a material impact on the Company’s financial position, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s financial position, results of operations or liquidity.

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

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$46,140	$12	$-	$46,152	$-	$-
Certificates of deposit	33,847	-	-	33,847	-	-
Corporate bonds	2,021	-	-	2,021	-	-
Municipal securities	204,736	-	102	204,634	102	-
U.S. government agency securities	46,013	-	1	46,012	1	-
Available-for-sale
Short-term:
Variable rate demand notes	66,811	-	-	66,811	-	-
Long-term:
Auction rate securities	3,320	-	-	3,320	-	-
Total	$402,888	$12	$103	402,797	$103	$-
Trading
Short-term:
Auction rate securities				12,687
Long-term:
Auction rate securities				23,369
Total				$438,853

December 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held to Maturity
Short-term:
U.S. Treasuries	$66,521	$-	$2	$66,519	$2	$-
Certificates of deposit	7,004	-	-	7,004	-	-
Municipal securities	71,266	-	15	71,251	15	-
U.S. government agency securities	19,688	-	8	19,680	8	-
Available-for-sale
Short-term:
Variable rate demand notes	56,107	-	-	56,107	-	-
Long-term:
Auction rate securities	27,790	-	2,408	25,382	-	2,408
Total	$248,376	$-	$2,433	245,943	$25	$2,408
Trading
Short-term:
Auction rate securities				24,063
Long-term:
Auction rate securities				18,807
Total				$288,813

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the nine-months ended September 30, 2011 and the year ended December 31, 2010, realized gains and/or losses recognized on the sale of investments were not significant.

All of the Company’s investments at September 30, 2011 and December 31, 2010 in U.S. Treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and variable rate demand notes (“VRDNs” - see Note 4) carry investment grade credit ratings. The majority of the Company’s investments at September 30, 2011 and December 31, 2010 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”- see Note 4) also carry investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$46,140	$46,152	$66,521	$66,519
Certificates of deposit	33,847	33,847	7,004	7,004
Corporate bonds	2,021	2,021	-	-
Municipal securities	204,736	204,634	71,266	71,251
U.S. government agency securities	46,013	46,012	19,688	19,680
Due 1 - 10 years:
Variable rate demand notes	5,775	5,775	3,001	3,001
Due 11 - 20 years:
Variable rate demand notes	15,801	15,801	11,002	11,002
Auction rate securities	12,174	12,174	10,305	9,819
Due 21 - 30 years:
Variable rate demand notes	32,703	32,703	30,426	30,426
Auction rate securities	27,202	27,202	48,779	46,857
Due 31 - 40 years:
Variable rate demand notes	12,532	12,532	11,678	11,678
Auction rate securities	-	-	11,576	11,576
Total	$438,944	$438,853	$291,246	$288,813

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

The following tables present the fair value of the Company’s financial assets recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

September 30, 2011	Level 1	Level 2	Level 3	Total
Cash	$105,046	$-	$-	$105,046
Money market funds	142,426	-	-	142,426
U.S. Treasuries	46,140	-	-	46,140
Certificates of deposit	-	68,685	-	68,685
Corporate bonds	-	2,021	-	2,021
Municipal securities	-	209,583	-	209,583
U.S. government agency securities	-	46,013	-	46,013
Variable rate demand notes	-	66,811	-	66,811
Auction rate securities	-	-	39,376	39,376
Put options related to auction rate securities	-	-	3,177	3,177
Total	$293,612	$393,113	$42,553	$729,278

Amounts included in:
Cash and cash equivalents	$247,472	$39,685	$-	$287,157
Short-term investments	46,140	353,428	12,687	412,255
Investments	-	-	26,689	26,689
Prepaid expenses and other current assets	-	-	852	852
Other assets	-	-	2,325	2,325
Total	$293,612	$393,113	$42,553	$729,278

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash	$50,202	$-	$-	$50,202
Money market funds	242,001	-	-	242,001
U.S. Treasuries	85,521	-	-	85,521
Certificates of deposit	-	40,010	-	40,010
Municipal securities	-	81,899	-	81,899
U.S. government agency securities	-	19,688	-	19,688
Variable rate demand notes	-	56,107	-	56,107
Auction rate securities	-	-	68,252	68,252
Put option related to auction rate securities	-	-	3,768	3,768
Total	$377,724	$197,704	$72,020	$647,448

Amounts included in:
Cash and cash equivalents	$311,202	$43,640	$-	$354,842
Short-term investments	66,522	154,064	24,063	244,649
Investments	-	-	44,189	44,189
Prepaid expenses and other current assets	-	-	2,983	2,983
Other assets	-	-	785	785
Total	$377,724	$197,704	$72,020	$647,448

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

	Three-Months Ended September 30, 2011		Three-Months Ended September 30, 2010
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Beginning Balance	$55,636	$4,091	$76,166	$4,100
Transfers to Level 3	-	-	-	-
Recognized gain (loss) included in income	115	(914)	(410)	(315)
Unrealized gain included in other comprehensive income	-	-	299	-
Settlements	(16,375)	-	(5,850)	-
Ending Balance	$39,376	$3,177	$70,205	$3,785

	Nine-Months Ended September 30, 2011		Nine-Months Ended September 30, 2010
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Beginning Balance	$68,252	$3,768	$84,325	$-
Transfers to Level 3	-	-	-	-
Recognized (loss) gain included in income	(259)	(591)	(4,647)	3,785
Unrealized gain included in other comprehensive income	2,408	-	5,477	-
Settlements	(31,025)	-	(14,950)	-
Ending Balance	$39,376	$3,177	$70,205	$3,785

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. A large portion of these auction rate securities carry an investment grade or better credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions.  During the nine-months ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or the Company is able to sell the securities to third parties. As a result, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term may be limited. Consequently, these securities, except those that the Company intends to sell prior to September 30, 2012 as a result of the agreements described below, or those that were redeemed at par after September 30, 2011 and December 31, 2010, respectively, are classified as long-term investments in the accompanying condensed consolidated balance sheets.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2011 ARS Securities when the auction process fails. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest.

In March 2010, the Company entered into an agreement (the “2010 ARS Agreement”), related to $54.2 million of par value auction rate securities (the “2010 ARS Securities”).  Under the 2010 ARS Agreement, the Company has the right, but not the obligation, to sell the 2010 ARS Securities including all accrued but unpaid interest thereon (the “2010 Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The 2010 ARS Securities will continue to accrue interest until redeemed through the 2010 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2010 ARS Securities when the auction process fails. During the nine-months ended September 30, 2011, $27.1 million of par value 2010 ARS Securities were redeemed at par through the exercise of the 2010 Put Option and $1.0 million of par value 2010 ARS Securities were redeemed at par through normal market channels ($7.4 million of par value 2010 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010). Subsequent to September 30, 2011, $2.9 million of par value 2010 ARS Securities were redeemed at par through normal market channels.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The 2011 ARS Agreement and the 2010 ARS Agreement (collectively the “ARS Agreements”) represent firm commitments in accordance with ASC 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreements results in the 2010 Put Option and the 2011 Put Option (collectively the “Put Options”), which are recognized as separate freestanding assets and are accounted for separately from the Company’s auction rate securities. The Put Options do not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the Put Options.  As of September 30, 2011, the Company recorded $3.2 million as the fair market value of the Put Options ($0.9 million current portion included in prepaid expenses and other current assets and $2.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) of ($0.9) million and ($0.6) million recorded in other income (expense) in the condensed consolidated statement of income for the three- and nine-months ended September 30, 2011, respectively (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).  The valuation of the Put Options utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the 2010 ARS Securities and the 2011 ARS Securities in installments, as indicated above, beginning March 22, 2011 and July 1, 2013, respectively, as well as the expected holding periods for the Put Options. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Options will continue to be adjusted on each balance sheet date based on their then fair values, with any changes in fair values recorded in earnings.

At September 30, 2011, the Company held auction rate securities with a face value of $48.6 million (amortized cost basis of $39.4 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2011 resulting in a fair value of $3.3 million for the Company’s available-for-sale auction rate securities (after a $5.0 million impairment) and $36.1 million for the Company’s trading auction rate securities (after a $4.2 million impairment), which are included in short-term and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

The Company recognized a net gain through earnings on its trading securities of $0.1 million and $0.5 million during the three-months ended September 30, 2011 and 2010, respectively. The Company recognized a net (loss) through earnings on its trading securities of ($0.3) million and ($4.1) million during the nine-months ended September 30, 2011 and 2010, respectively.

The Company determined that the $5.0 million impairment of its available-for-sale auction rate securities at September 30, 2011 was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  The Company recorded no additional other-than-temporary impairment during the three- and nine-months ended September 30, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the Put Options as of September 30, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of the Company’s trading auction rate securities as of September 30, 2011; (v) the redemption at par of certain 2011 ARS Securities and 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.8) million included in other income (expense) for both the three- and nine-months ended September 30, 2011. The net effect of (i) the acquisition of the 2010 Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the 2010 Put Option as of September 30, 2010; (iii) the transfer from available-for-sale to trading of the 2010 ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of the Company’s trading auction rate securities as of September 30, 2010; (v) the redemption at par of certain 2010 ARS

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Securities; (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010; and (vii) an increase in the other-than-temporary impairment of certain auction rate securities, resulted in a (loss) of ($0.7) million and ($0.9) million included in other income (expense) for the three- and nine-months ended September 30, 2010, respectively.

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale securities.  The Company intends to retain its investment in these securities until the earlier of the anticipated recovery in market value or maturity.

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

5.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2011	December 31, 2010
Raw materials	$53,626	$61,010
Finished goods	110,855	92,231
	$164,481	$153,241

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2011	December 31, 2010
Land	$3,626	$3,076
Leasehold improvements	2,100	1,998
Furniture and fixtures	2,046	1,959
Office and computer equipment	6,426	5,541
Computer software	9,198	8,428
Equipment	30,472	20,150
Building	3,132	-
Vehicles	20,226	15,696
	77,226	56,848
Less: accumulated depreciation and amortization	(33,156)	(22,297)
	$44,070	$34,551

7.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	September 30, 2011	December 31, 2010
Amortizing intangibles	$1,059	$1,047
Accumulated amortization	(492)	(452)
	567	595
Non-amortizing intangibles	46,899	42,721
	$47,466	$43,316

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.02 million and $0.01 million for the three-months ended September 30, 2011 and 2010, respectively.  Amortization expense was $0.04 million for both the nine-months ended September 30, 2011 and 2010, respectively.

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to distribution agreements entered into with certain distributors have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.9 million and $2.3 million for the three-months ended September 30, 2011 and 2010, respectively.  Revenue recognized was $5.8 million and $6.0 million for the nine-months ended September 30, 2011 and 2010, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                    COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $38.4 million, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the manufacturing and packaging of its products.  These obligations will be paid over the next 12 months.

The Company has contractual obligations aggregating approximately $48.3 million, which are related primarily to sponsorships and other marketing activities. These obligations will be paid over the next five years.

The Company has operating lease commitments aggregating approximately $18.6 million, which are related primarily to warehouse and office space. The vast majority of these obligations will be paid over the next five years.

The Company has a purchase commitment of approximately $8.2 million, which is related to an agreement to acquire an office building, including the real property thereunder and improvements thereon, located in Corona, CA (see Note 17).

Litigation – In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky® beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff also filed a motion for partial summary judgment.   On September 27, 2011, the District Court denied the Company’s motion to decertify the class and denied each of the Company’s and plaintiff’s motions for summary judgment.  The trial date has been set for July 9, 2012.   The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense. The Company believes that any possible litigation losses, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant.  The factual

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

allegations of the Consolidated Derivative Complaint were similar to those set forth in the Consolidated Class Action Complaint described above.  Plaintiff alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster Energy® brand energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  Plaintiff further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Consolidated Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

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

The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010, on the ground that plaintiff had again failed adequately to allege demand futility.  Following a hearing on the Company’s motion to dismiss the Amended Derivative Complaint held on May 12, 2011, the District Court dismissed the Amended Derivative Complaint, with prejudice, on this ground.  On June 10, 2011, Ms. Brueckheimer filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  As currently scheduled, plaintiff’s opening brief on appeal is due on November 21, 2011, defendants’ brief in opposition is due on December 21, 2011 and plaintiff’s reply brief, if any, is due on January 4, 2012.

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

10.                            COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income, as reported	$82,392	$66,496	$221,683	$162,897
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	-	181	1,478	3,330
Foreign currency translation adjustments	(3,509)	3,119	(3,263)	452
Comprehensive income	$78,883	$69,796	$219,898	$166,679

The components of accumulated other comprehensive (loss) income are as follows:

	September 30, 2011	December 31, 2010
Accumulated net unrealized loss on available-for-sale securities, net of tax benefit of $1.0 million as of December 31, 2010	$-	$(1,478)
Foreign currency translation adjustments	(1,504)	1,759
Total accumulated other comprehensive (loss) income	$(1,504)	$281

HANSEN NATURAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            TREASURY STOCK PURCHASE

On March 11, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the nine-months ended September 30, 2011, the Company purchased 2.1 million shares of common stock at an average purchase price of $69.92 per share for a total amount of $149.0 million, which the Company holds in treasury. During the nine-months ended September 30, 2010, the Company purchased 0.6 million shares of common stock at an average purchase price of $37.68 per share for a total amount of $23.6 million, which the Company holds in treasury.

Subsequent to September 30, 2011, the Company purchased an additional 0.3 million shares at an average purchase price of $79.56 per share, which exhausted the availability under the 2010 share repurchase plan. In October 2011, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2011: the Hansen Natural Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $4.9 million and $4.3 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units (restricted stock units were granted to non-employee directors under the 2009 Directors Plan) during the three-months ended September 30, 2011 and 2010, respectively. The Company recorded $12.8 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units (granted to non-employee directors under the 2009 Directors Plan) for both the nine-months ended September 30, 2011 and 2010, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2011 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.7%	58.2%	54.1%	58.9%
Risk-free interest rate	1.3%	1.7%	1.7%	2.1%
Expected term	5.7 Years	5.9 Years	5.9 Years	5.8 Years

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

The following table summarizes the Company’s activities with respect to stock options as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2011	9,749	$17.18	5.2	$342,241
Granted 01/01/11 - 03/31/11	59	$57.61
Granted 04/01/11 - 06/30/11	52	$70.00
Granted 07/01/11 - 09/30/11	55	$80.90
Exercised	(524)	$34.03
Cancelled or forfeited	(66)	$37.25
Outstanding at September 30, 2011	9,325	$17.02	4.4	$655,335
Vested and expected to vest in the future at September 30, 2011	8,972	$16.06	4.2	$639,106
Exercisable at September 30, 2011	6,959	$9.43	3.2	$541,884

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2011 and 2010 was $39.58 per share and $22.59 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2011 and 2010 was $35.27 per share and $22.13 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2011 and 2010 was $9.9 million and $11.9 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2011 and 2010 was $19.4 million and $33.1 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Cash received from option exercises under all plans for the three-months ended September 30, 2011 and 2010 was approximately $6.5 million and $5.9 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2011 and 2010 was approximately $17.8 million and $10.9 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended September 30, 2011 and 2010 was $2.2 million and $3.5 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the nine-months ended September 30, 2011 and 2010 was $3.4 million and $10.2 million, respectively.

At September 30, 2011, there was $42.9 million of total unrecognized compensation expense related to non-vested options and stock appreciation rights granted to both employees and non-employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the nine-months ended September 30, 2011 and 2010 were not material.

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	6	$38.40
Granted 01/01/11 - 03/31/11	-	$-
Granted 04/01/11 - 06/30/11	28	$71.76
Granted 07/01/11 - 09/30/11	328	$84.08
Vested	(8)	$69.66
Forfeited/cancelled	-	$-
Non-vested at September 30, 2011	354	$83.19

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

At September 30, 2011, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $28.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2011:

Gross Unrealized Tax Benefits
Balance at December 31, 2010	$465
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	317
Decreases related to settlement with taxing authority	-
Balance at September 30, 2011	$782

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2011, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits will not change significantly within the next 12 months.

On February 10, 2011, the Internal Revenue Service began its examination of the Company’s U.S. federal income tax return for the years ended December 31, 2009 and 2008. The year ended December 31, 2007 remains open for examination. The Company is also currently under examination by certain state jurisdictions.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. State income tax returns are subject to examination for the 2006 through 2010 tax years.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average shares outstanding:
Basic	87,976	88,369	88,458	88,434
Dilutive securities	5,344	4,496	5,124	4,481
Diluted	93,320	92,865	93,582	92,915

For the three-months ended September 30, 2011 and 2010, options outstanding totaling 0.1 million and 1.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2011 and 2010, options outstanding totaling 0.3 million and 2.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended September 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$447,113	$27,596	$-	$474,709
Contribution margin	153,098	2,482	-	155,580
Corporate and unallocated expenses	-	-	(23,490)	(23,490)
Operating income				132,090
Other income (expense)	(73)	-	(789)	(862)
Income before provision for income taxes				131,228
Depreciation and amortization	3,358	25	1,101	4,484
Intangible amortization	-	11	5	16

	Three-Months Ended September 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$356,737	$24,729	$-	$381,466
Contribution margin	130,557	(1,904)	-	128,653
Corporate and unallocated expenses	-	-	(21,098)	(21,098)
Operating income				107,555
Other income (expense)	(5)	-	(181)	(186)
Income before provision for income taxes				107,369
Depreciation and amortization	1,709	16	1,276	3,001
Trademark amortization	-	11	1	12

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $23.5 million for the three-months ended September 30, 2011 and included $14.1 million of payroll costs, of which $4.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.5 million attributable to professional service expenses, including accounting and legal costs, and $4.9 million of other operating expenses. Corporate and unallocated expenses were $21.1 million for the three-months ended September 30, 2010 and included $12.8 million of payroll costs, of which $4.3 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $5.0 million attributable to professional service expenses, including accounting and legal costs, $1.3 million of depreciation and $2.0 million of other operating expenses. Certain items, including income taxes as well as operating assets, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 2, 2010, The Coca-Cola Company (“TCCC”) completed its acquisition of the North American business operations of Coca-Cola Enterprises, Inc. (“CCE”), through a merger with a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed Coca-Cola Refreshments USA, Inc. (“CCR”), and currently distributes certain of the Company’s products in those portions of the United States in which CCE previously distributed certain of the Company’s products. Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. (“New CCE”), was formed which is currently the Company’s distributor in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden (added during the first quarter of 2011).

CCR, a customer of the DSD segment, accounted for approximately 29% of the Company’s net sales for the three-months ended September 30, 2011. CCE, a customer of the DSD segment, accounted for approximately 33% of the Company’s net sales for the three-months ended September 30, 2010.

Net sales to customers outside the United States amounted to $92.5 million and $56.6 million for the three-months ended September 30, 2011 and 2010, respectively. Such sales were approximately 19.5% and 14.8% of net sales for the three-months ended September 30, 2011 and 2010, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Nine-Months Ended September 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,218,491	$74,782	$-	$1,293,273
Contribution margin	413,629	3,545	-	417,174
Corporate and unallocated expenses	-	-	(64,148)	(64,148)
Operating income				353,026
Other income (expense)	(81)	-	(205)	(286)
Income before provision for income taxes				352,740
Depreciation and amortization	8,975	61	3,116	12,152
Trademark amortization	-	33	6	39

	Nine-Months Ended September 30, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$915,182	$70,095	$-	$985,277
Contribution margin	333,006	193	-	333,199
Corporate and unallocated expenses	-	-	(65,182)	(65,182)
Operating income				268,017
Other income (expense)	49	-	1,070	1,119
Income before provision for income taxes				269,136
Depreciation and amortization	4,738	39	3,673	8,450
Trademark amortization	-	31	5	36

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $64.1 million for the nine-months ended September 30, 2011 and included $39.1 million of payroll costs, of which $12.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $13.1 million attributable to professional service expenses, including accounting and legal costs, and $11.9 million of other operating expenses. Corporate and unallocated expenses were $65.2 million for the nine-months ended September 30, 2010 and included $37.5 million of payroll costs, of which $12.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $15.3 million attributable to professional service expenses, including accounting and legal costs, $3.7 million of depreciation, $1.6 million of bad debt expense and $7.1 million of other operating expenses. Certain items, including income taxes as well as operating assets, are not allocated to individual segments and therefore are not presented above.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

CCR, a customer of the DSD segment, accounted for approximately 29% of the Company’s net sales for the nine-months ended September 30, 2011. CCE, a customer of the DSD segment, accounted for approximately 35% of the Company’s net sales for the nine-months ended September 30, 2010.

Net sales to customers outside the United States amounted to $226.0 million and $138.5 million for the nine-months ended September 30, 2011 and 2010, respectively. Such sales were approximately 17.5% and 14.1% of net sales for the nine-months ended September 30, 2011 and 2010, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Energy drinks	$434,038	$343,303	$1,186,739	$887,022
Non-carbonated (primarily juice based beverages and Peace Tea™ iced teas)	27,404	24,454	71,882	62,210
Carbonated (primarily soda beverages)	10,339	8,298	26,225	25,998
Other	2,928	5,411	8,427	10,047
	$474,709	$381,466	$1,293,273	$985,277

16.                            RELATED PARTY TRANSACTIONS

A director of the Company was a partner in a law firm (the director resigned from the law firm effective July 10, 2011) that serves as counsel to the Company. Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended September 30, 2011 and 2010 were $0.5 million and $1.1 million, respectively. Expenses incurred in connection with services rendered by such firm to the Company during the nine-months ended September 30, 2011 and 2010 were $3.8 million and $3.6 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively.  Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2011 and 2010 were $0.8 million and $0.5 million, respectively.

HANSEN NATURAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

17.                            SUBSEQUENT EVENTS

  During October 2011, the Company entered into an agreement to acquire an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA for a purchase price of approximately $8.2 million. The purchase is subject to various conditions precedent that must be satisfied prior to the closing.  If the building is ultimately acquired by the Company, the Company intends to complete any necessary improvements thereon and occupy the building as the Company’s new corporate headquarters at some time in the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Java Monster®, X-Presso Monster®,  Monster Energy Extra Strength Nitrous Technology®, Monster Rehab™, Peace Tea®, Hansen’s®, Hansen’s Natural Sodas®, Junior Juice®, Blue Sky®, Vidration®, Worx Energy®, Admiral®  and Hubert’s®.

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

Our Monster Energy® brand energy drinks include Monster Energy® energy drinks, lo-carb Monster Energy® energy drinks, Monster Energy® Assault® energy drinks, Monster Energy® Khaos® energy drinks, Monster M-80® energy drinks (named “RIPPER” in certain countries), Monster Energy® Heavy Metal™ energy drinks, Monster MIXXD® energy drinks, Monster Energy® Absolutely Zero energy drinks, Monster Energy® Import and Import Light energy drinks, Monster Energy® Dub Edition energy drinks, Monster Rehab™ energy drinks, Monster Energy® M3™ Super Concentrate energy drinks, Monster Energy Extra Strength Nitrous Technology® energy drinks in four variants, our non-carbonated dairy based coffee + energy drinks namely Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend®, Java Monster® Toffee as well as X-Presso Monster® Hammer and X-Presso Monster® Midnite coffee energy drinks.

During the nine-months ended September 30, 2011, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category, with particular emphasis on energy type drinks. During the nine-months ended September 30, 2011, we introduced the following products:

·                Monster Rehab™ energy drink, a non-carbonated rehydration energy drink (February 2011).

·                Peace Tea® “Caddy Shack”, a non-carbonated tea + lemonade drink (February 2011).

In addition, we are currently shipping extensions to our Monster Rehab™ product line, specifically Rojo Tea + Energy, Green Tea + Energy, and Protean + Energy (a non-carbonated protein energy drink with 15 grams of protein per can).

Our gross sales* of $548.1 million for the three-months ended September 30, 2011 represented record sales for our third fiscal quarter. A substantial portion of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $499.9 million for the three-months ended September 30, 2011, an increase of $108.7 million, or 99.3% of our overall increase in gross sales for the 2011 third quarter. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results.

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

Our DSD segment represented 94.2% and 93.5% of our consolidated net sales for the three-months ended September 30, 2011 and 2010, respectively. Our Warehouse segment represented 5.8% and 6.5% of our consolidated net sales for the three-months ended September 30, 2011 and 2010, respectively. Our DSD segment represented 94.2% and 92.9% of our consolidated net sales for the nine-months ended September 30, 2011 and 2010, respectively. Our Warehouse segment represented 5.8% and 7.1% of our consolidated net sales for the nine-months ended September 30, 2011 and 2010, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to achieve maximum shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to enhance demand from consumers for our products. We also utilize prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, personality endorsements (including from television and other well known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising, together with price promotions and coupons, may also be used to promote our brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $116.8 million and $69.8 million for the three-months ended September 30, 2011 and 2010, respectively. Such sales were approximately 21% and 16% of gross sales for the three-months ended September 30, 2011 and 2010, respectively. Gross sales to customers outside the United States amounted to $292.1 million and $174.2 million for the nine-months ended September 30, 2011 and 2010, respectively. Such sales were approximately 20% and 16% of gross sales for the nine-months ended September 30, 2011 and 2010, respectively. The Company is continuing with its strategy to expand the Monster Energy® brand into new international markets, with additional launches in South America, Central and Eastern Europe, and Asia planned for 2012.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and nine-months ended September 30, 2011 and 2010 are reflected below. Such information reflects sales made by us directly to the customer types concerned, which include our full service beverage distributors. Such full service beverage distributors in turn sell certain of our products to the customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include our sales to such full service distributors without reference to their sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
Full service distributors	62%	63%	64%	64%
Club stores, drug chains & mass merchandisers	11%	13%	10%	12%
Outside the U.S.	21%	16%	20%	16%
Retail grocery, specialty chains and wholesalers	4%	5%	4%	6%
Other	2%	3%	2%	2%

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

Our customers include CCR (formerly known as CCE), New CCE, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers (collectively, the “TCCC North American Bottlers”), Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. (“AB”) distributors (the “AB Distributors”), certain bottlers of the Coca-Cola Hellenic group (“Coca-Cola Hellenic”), Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, SUPERVALU INC, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 29% of our net sales for both the three- and nine-months ended September 30, 2011.  CCE accounted for approximately 33% and 35% our net sales for the three- and nine-months ended September 30, 2010, respectively.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2011 and 2010, respectively. (In thousands, except per share amounts)

	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2011	2010	11 vs. 10	2011	2010	11 vs. 10
Gross sales, net of discounts & returns *	$548,069	$438,585	25.0%	$1,483,180	$1,124,449	31.9%
Less: Promotional and other allowances**	73,360	57,119	28.4%	189,907	139,172	36.5%
Net sales	474,709	381,466	24.4%	1,293,273	985,277	31.3%

Cost of sales	224,402	183,540	22.3%	613,208	469,447	30.6%
Gross profit***	250,307	197,926	26.5%	680,065	515,830	31.8%
Gross profit margin as a percentage of net sales	52.7%	51.9%		52.6%	52.4%

Operating expenses	118,217	90,371	30.8%	327,039	247,813	32.0%
Operating expenses as a percentage of net sales	24.9%	23.7%		25.3%	25.2%

Operating income	132,090	107,555	22.8%	353,026	268,017	31.7%
Operating income as a percentage of net sales	27.8%	28.2%		27.3%	27.2%

Other income (expense):
Interest and other income (expense), net	(63)	541	(111.6%)	564	1,983	(71.6%)
Loss on investments and put options, net	(799)	(727)	9.9%	(850)	(864)	(1.6%)
Total other income (expense)	(862)	(186)	363.4%	(286)	1,119	(125.6%)

Income before provision for income taxes	131,228	107,369	22.2%	352,740	269,136	31.1%

Provision for income taxes	48,836	40,873	19.5%	131,057	106,239	23.4%

Net income	$82,392	$66,496	23.9%	$221,683	$162,897	36.1%
Net income as a percentage of net sales	17.4%	17.4%		17.1%	16.5%

Net income per common share:
Basic	$0.94	$0.75	24.5%	$2.51	$1.84	36.1%
Diluted	$0.88	$0.72	23.3%	$2.37	$1.75	35.1%

Case sales (in thousands) (in 192-ounce case equivalents)	46,277	37,856	22.2%	125,231	97,922	27.9%

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

Results of Operations for the Three-Months Ended September 30, 2011 Compared to the Three-Months Ended September 30, 2010

Gross Sales.* Gross sales were $548.1 million for the three-months ended September 30, 2011, an increase of approximately $109.5 million, or 25.0% higher than gross sales of $438.6 million for the three-months ended September 30, 2010. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $108.7 million, or 99.3%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended September 30, 2011. Promotional and other allowances were $73.4 million for the three-months ended September 30, 2011, an increase of $16.2 million, or 28.4% higher than promotional and other allowances of $57.1 million for the three-months ended September 30, 2010. Promotional and other allowances as a percentage of gross sales increased to 13.4% from 13.0% for the three-months ended September 30, 2011 and 2010, respectively. As a result, the percentage increase in gross sales for the three-months ended September 30, 2011 was higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $474.7 million for the three-months ended September 30, 2011, an increase of approximately $93.2 million, or 24.4% higher than net sales of $381.5 million for the three-months ended September 30, 2010. The increase in the net sales of our Monster Energy® brand energy drinks represented approximately $89.0 million, or 95.5%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2011.

Case sales, in 192-ounce case equivalents, were 46.3 million cases for the three-months ended September 30, 2011, an increase of approximately 8.4 million cases or 22.2% higher than case sales of 37.9 million cases for the three-months ended September 30, 2010. The overall average net sales per case increased to $10.26 for the three-months ended September 30, 2011, which was 1.8% higher than the average net sales per case of $10.08 for the three-months ended September 30, 2010. The increase in the average net sales per case was attributable to an increase in the proportion of case sales derived from higher priced products, primarily our Monster Energy® brand energy drinks.

Net sales for the DSD segment were $447.1 million for the three-months ended September 30, 2011, an increase of approximately $90.4 million, or 25.3% higher than net sales of $356.7 million for the three-months ended September 30, 2010. The increase in the net sales of our Monster Energy® brand energy drinks represented approximately $89.0 million, or 98.5%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended September 30, 2011.

Net sales for the Warehouse segment were $27.6 million for the three-months ended September 30, 2011, an increase of approximately $2.9 million, or 11.6% higher than net sales of $24.7 million for the three-months ended September 30, 2010. The increase in net sales for the Warehouse segment was primarily attributable to decreased promotional and other allowances.

Gross Profit.***  Gross profit was $250.3 million for the three-months ended September 30, 2011, an increase of approximately $52.4 million, or 26.5% higher than the gross profit of $197.9 million for the three-months ended September 30, 2010. Gross profit as a percentage of net sales increased slightly to 52.7% for the three-months ended September 30, 2011 from 51.9% for the three-months ended September 30, 2010.  The increase in gross profit dollars was primarily the result of the $108.7 million increase in gross sales of our Monster Energy® brand energy drinks.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $118.2 million for the three-months ended September 30, 2011, an increase of approximately $27.8 million, or 30.8% higher than total operating expenses of $90.4 million for the three-months ended September 30, 2010. The increase in operating expenses was partially attributable to increased expenditures of $4.4 million for sponsorships and endorsements, increased payroll expenses of $3.8 million, increased expenditures of $3.7 million for allocated trade development, increased out-bound freight and warehouse costs of $3.6 million, increased expenditures of $3.0 million for advertising, increased expenditures of $2.4 million for commissions, increased expenditures of $1.9 million for merchandise displays, increased expenditures of $1.3 million for promotional items and increased expenditures of $3.7 million for other operating expenses. Total operating expenses as a percentage of net sales was 24.9% for the three-months ended September 30, 2011, compared to 23.7% for the three-months ended September 30, 2010. The increase in total operating expenses as a percentage of net sales was primarily attributable to higher selling and marketing expenses as a percentage of net sales.

Contribution Margin.  Contribution margin for the DSD segment was $153.1 million for the three-months ended September 30, 2011, an increase of approximately $22.5 million, or 17.3% higher than the contribution margin of $130.6 million for the three-months ended September 30, 2010. The increase in the contribution margin for the DSD segment was primarily the result of the $89.0 million increase in net sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $2.5 million for the three-months ended September 30, 2011, approximately $4.4 million higher than the contribution margin of ($1.9) million for the three-months ended September 30, 2010. The increase in the contribution margin for the Warehouse segment was primarily attributable to decreased promotional and other allowances.

Operating Income.  Operating income was $132.1 million for the three-months ended September 30, 2011, an increase of approximately $24.5 million, or 22.8% higher than operating income of $107.6 million for the three-months ended September 30, 2010. Operating income as a percentage of net sales decreased to 27.8% for the three-months ended September 30, 2011 from 28.2% for the three-months ended September 30, 2010.  The increase in operating income was primarily due to an increase in gross profit of $52.4 million, partially offset by a $27.8 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to an increase in operating expenses as a percentage of net sales. Operating income was negatively affected by combined operating losses of $4.5 million and $0.1 million for the three-months ended September 30, 2011 and 2010, respectively, in relation to our new and existing markets in Europe, the Middle East, Africa, Australia and Brazil.

Other Income (Expense).  Other income (expense) was ($0.9) million and ($0.2) million for the three-months ended September 30, 2011 and 2010, respectively.

Provision for Income Taxes.  Provision for income taxes was $48.8 million for the three-months ended September 30, 2011, an increase of $8.0 million or 19.5% higher than the provision for income taxes of $40.9 million for the three-months ended September 30, 2010.  The effective combined federal, state and foreign tax rate decreased to 37.2% from 38.1% for the three-months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily the result of a lower effective combined state tax rate.

Net Income.  Net income was $82.4 million for the three-months ended September 30, 2011, an increase of $15.9 million or 23.9% higher than net income of $66.5 million for the three-months ended September 30, 2010. The increase in net income was primarily attributable to an increase in gross profit of $52.4 million. The increase in net income was partially offset by an increase in operating expenses of $27.8 million and an increase in the provision for income taxes of $8.0 million.

Results of Operations for the Nine-Months Ended September 30, 2011 Compared to the Nine-Months Ended September 30, 2010

Gross Sales.* Gross sales were $1,483.2 million for the nine-months ended September 30, 2011, an increase of approximately $358.7 million, or 31.9% higher than gross sales of $1,124.4 million for the nine-months ended September 30, 2010. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $348.0 million, or 97.0%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the nine-months ended September 30, 2011. Promotional and other allowances were $189.9 million for the nine-months ended September 30, 2011, an increase of $50.7 million, or 36.5% higher than promotional and other allowances of $139.2 million for the nine-months ended September 30, 2010. Promotional and other allowances as a percentage of gross sales increased to 12.8% from 12.4% for the nine-months ended September 30, 2011 and 2010, respectively. As a result, the percentage increase in gross sales for the nine-months ended September 30, 2011 was higher than the percentage increase in net sales.

*Gross sales – see definition above.

Net Sales. Net sales were $1,293.3 million for the nine-months ended September 30, 2011, an increase of approximately $308.0 million, or 31.3% higher than net sales of $985.3 million for the nine-months ended September 30, 2010. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $293.8 million, or 95.4%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2011.

Case sales, in 192-ounce case equivalents, were 125.2 million cases for the nine-months ended September 30, 2011, an increase of approximately 27.3 million cases or 27.9% higher than case sales of 97.9 million cases for the nine-months ended September 30, 2010. The overall average net sales per case increased to $10.33 for the nine-months ended September 30, 2011, which was 2.6% higher than the average net sales per case of $10.06 for the nine-months ended September 30, 2010. The increase in the average net sales per case was attributable to an increase in the proportion of case sales derived from higher priced products, primarily our Monster Energy® brand energy drinks.

Net sales for the DSD segment were $1,218.5 million for the nine-months ended September 30, 2011, an increase of approximately $303.3 million, or 33.1% higher than net sales of $915.2 million for the nine-months ended September 30, 2010. The increase in the net sales of our Monster Energy® brand energy drinks represented approximately $293.8 million, or 96.9%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the nine-months ended September 30, 2011.

Net sales for the Warehouse segment were $74.8 million for the nine-months ended September 30, 2011, an increase of approximately $4.7 million, or 6.7% higher than net sales of $70.1 million for the nine-months ended September 30, 2010. The increase in net sales for the Warehouse segment was primarily attributable to decreased promotional and other allowances.

Gross Profit.***  Gross profit was $680.1 million for the nine-months ended September 30, 2011, an increase of approximately $164.2 million, or 31.8% higher than the gross profit of $515.8 million for the nine-months ended September 30, 2010. Gross profit as a percentage of net sales increased slightly to 52.6% for the nine-months ended September 30, 2011 from 52.4% for the nine-months ended September 30, 2010.  The increase in gross profit dollars was primarily the result of the $348.0 million increase in gross sales of our Monster Energy® brand energy drinks.

***Gross profit – see definition above.

Operating Expenses.  Total operating expenses were $327.0 million for the nine-months ended September 30, 2011, an increase of approximately $79.2 million, or 32.0% higher than total operating expenses of $247.8 million for the nine-months ended September 30, 2010. The increase in operating expenses was partially attributable to increased expenditures of $12.4 million for sponsorships and endorsements, increased expenditures of $11.8 million for advertising, increased expenditures of $9.5 million for allocated trade development, increased out-bound freight and warehouse costs of $9.4 million, increased payroll expenses of $8.3 million, increased expenditures of $7.2 million for commissions, increased expenditures of $6.6 million for merchandise displays, increased expenditures for promotional items of $4.5 million, increased expenditures of $3.2 million for samples and increased expenditures of $6.3 million for other operating expenses. Total operating expenses as a percentage of net sales was 25.3% for the nine-months ended September 30, 2011, compared to 25.2% for the nine-months ended September 30, 2010.

Contribution Margin.  Contribution margin for the DSD segment was $413.6 million for the nine-months ended September 30, 2011, an increase of approximately $80.6 million, or 24.2% higher than the contribution margin of $333.0 million for the nine-months ended September 30, 2010. The increase in the contribution margin for the DSD segment was primarily the result of the $293.8 million increase in net sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $3.5 million for the nine-months ended September 30, 2011, approximately $3.4 million higher than the contribution margin of $0.2 million for the nine-months ended September 30, 2010. The increase in the contribution margin for the Warehouse segment was primarily attributable to decreased promotional and other allowances.

Operating Income.  Operating income was $353.0 million for the nine-months ended September 30, 2011, an increase of approximately $85.0 million, or 31.7% higher than operating income of $268.0 million for the nine-months ended September 30, 2010. Operating income as a percentage of net sales was 27.3% and 27.2% for the nine-months ended September 30, 2011 and 2010, respectively.  The increase in operating income was primarily due to an increase in gross profit of $164.2 million, partially offset by a $79.2 million increase in operating expenses. Operating income was negatively affected by combined operating losses of $13.2 million and $8.5 million for the nine-months ended September 30, 2011 and 2010, respectively, in relation to our new and existing markets in Europe, the Middle East, Africa, Australia and Brazil.

Other Income (Expense).  Other income (expense) was ($0.3) million for the nine-months ended September 30, 2011, a decrease of $1.4 million from $1.1 million for the nine-months ended September 30, 2010. This decrease was primarily attributable to an increase in foreign currency losses.

Provision for Income Taxes.  Provision for income taxes was $131.1 million for the nine-months ended September 30, 2011, an increase of $24.8 million or 23.4% higher than the provision for income taxes of $106.2 million for the nine-months ended September 30, 2010.  The effective combined federal, state and foreign tax rate decreased to 37.2% from 39.5% for the nine-months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily the result of a lower effective combined state tax rate and the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary established during the second fiscal quarter of 2010.

Net Income.  Net income was $221.7 million for the nine-months ended September 30, 2011, an increase of $58.8 million or 36.1% higher than net income of $162.9 million for the nine-months ended September 30, 2010. The increase in net income was primarily attributable to an increase in gross profit of $164.2 million. The increase in net income was partially offset by an increase in operating expenses of $79.2 million and an increase in the provision for income taxes of $24.8 million.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $233.0 million for the nine-months ended September 30, 2011, as compared with net cash provided by operating activities of $170.8 million for the nine-months ended September 30, 2010.  For the nine-months ended September 30, 2011, cash provided by operating activities was primarily attributable to net income earned of $221.7 million and adjustments for certain non-cash expenses consisting of $12.7 million of stock-based compensation and $12.2 million of depreciation and other amortization. For the nine-months ended September 30, 2011, cash provided by operations also increased due to a $22.5 million increase in accounts payable, a $9.7 million decrease in prepaid income taxes, a $8.4 million increase in accrued liabilities, a $5.6 million increase in income taxes payable and a $1.5 million increase in accrued compensation. For the nine-months ended September 30, 2011, cash provided by operating activities was reduced due to a $39.2 million increase in accounts receivable, an $11.8 million increase in inventory, a $3.7 million gain on the Put Options (as defined subsequently), a $3.6 million decrease in deferred revenue and a $3.3 million increase in tax benefit from exercise of stock options. For the nine-months ended September 30, 2010, cash provided by operating activities was primarily attributable to net income earned of $162.9 million and adjustments for certain non-cash expenses consisting of $12.8 million of stock-based compensation, $8.4 million of depreciation and other amortization, a $4.6 million impairment on investments and a $2.6 million increase in deferred income taxes. For the nine-months ended September 30, 2010, cash provided by operations also increased due to a $42.5 million increase in accounts payable, a $14.9 million increase in accrued liabilities, a $9.4 million increase in income taxes payable and a $3.9 million decrease in distributor receivables. For the nine-months ended September 30, 2010, cash provided by operating activities was reduced due to a $40.6 million increase in inventory, a $27.9 million increase in accounts receivable, a $10.2 million increase in tax benefit from exercise of stock options, a $5.9 million decrease in deferred revenue, a $3.8 million gain on the 2010 Put Option (as defined subsequently), a $2.7 million increase in prepaid income taxes and a $0.6 million increase in prepaid expenses and other current assets.

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $170.7 million for the nine-months ended September 30, 2011, as compared to net cash provided by investing activities of $13.4 million for the nine-months ended September 30, 2010.  For the nine-months ended September 30, 2011, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment and additions to intangibles. For the nine-months ended September 30, 2010 cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, additions to intangibles and purchases of property and equipment. For both the nine-months ended September 30, 2011 and 2010, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments. For both the nine-months ended September 30, 2011 and 2010, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, properties, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products. From time to time, we may also consider the purchase of real estate related to our beverage business and the acquisition of compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows used in financing activities – Net cash used in financing activities was $129.1 million for the nine-months ended September 30, 2011, as compared to net cash used in financing activities of $2.7 million for the nine-months ended September 30, 2010.  For the nine-months ended September 30, 2011 cash used in financing activities was primarily attributable to $149.0 million of purchases of common stock.  For the nine-months ended September 30, 2011 cash provided by financing activities was primarily attributable to $17.8 million received from the issuance of common stock in connection with the exercise of certain stock options. For the nine-months ended September 30, 2010, cash used in financing activities was primarily attributable to $23.5 million of purchases of common stock held in treasury.  For the nine-months ended September 30, 2010, cash provided by financing activities was primarily attributable to proceeds of $10.9 million received from the issuance of common stock in connection with the exercise of certain stock options and a $10.2 million excess tax benefit in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of intangibles, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring uses of cash.

Cash and cash equivalents, short-term and long-term investments – At September 30, 2011, we had $287.2 million in cash and cash equivalents and $438.9 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Our long-term investments are comprised of auction rate securities.  A large portion of these notes carry an investment grade credit rating and are additionally backed by various federal agencies and/or monoline insurance companies. The applicable interest rate is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for these auction rate securities was typically provided by an auction process which allowed holders to sell their notes at periodic auctions. During the nine-months ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed, and there is no assurance that future auctions will succeed. The auction failures have been attributable to inadequate buyers and/or buying demand and/or the lack of support from financial advisors and sponsors. In the event that there is a failed auction, the indenture governing the security in some cases requires the issuer to pay interest at a default rate that may be above market rates for similar instruments. The securities for which auctions have failed will continue to accrue and/or pay interest at their pre-determined default rates and be auctioned every 7 to 35 days until their respective auction succeeds, the issuer calls the securities, they mature or we are able to sell the securities to third parties.  As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited.

In June 2011, we entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, we have the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2011 ARS Securities when the auction process fails. Under the 2011 ARS Agreement, we have the obligation, should we receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest.

In March 2010, we entered into an agreement (the “2010 ARS Agreement”), related to $54.2 million of par value auction rate securities (the “2010 ARS Securities”).  Under the 2010 ARS Agreement, we have the right, but not the obligation, to sell the 2010 ARS Securities including all accrued but unpaid interest thereon (the “2010 Put Option”) as follows: (i) on or after March 22, 2011, up to $13.6 million aggregate par value; and (ii) semi-annual or annual installments thereafter with full sale rights available on or after March 22, 2013. The 2010 ARS Securities will continue to accrue interest until redeemed through the 2010 Put Option, or as determined by the auction process or the terms outlined in the prospectus of the respective 2010 ARS Securities when the auction process fails. During the nine-months ended September 30, 2011, $27.1 million of par value 2010 ARS Securities were redeemed at par through the exercise of the 2010 Put Option and $1.0 million of par value 2010 ARS Securities were redeemed at par through normal market channels ($7.4 million of par value 2010 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010). Subsequent to September 30, 2011, $2.9 million of par value 2010 ARS Securities were redeemed at par through normal market channels.

The 2011 ARS Agreement and the 2010 ARS Agreement (collectively the “ARS Agreements”) represent firm commitments in accordance with Accounting Standards Codification (“ASC”) 815, which defines a firm commitment with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: (i) the commitment specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction; and (ii) the commitment includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Agreements results in the 2010 Put Option and the 2011 Put Option (collectively the “Put Options”), which are recognized as separate freestanding assets and are accounted for separately from our auction rate securities. The Put Options do not meet the definition of derivative instruments under ASC 815.  Therefore, we elected the fair value option under ASC 825-10 in accounting for the Put Options.  As of September 30, 2011, we recorded $3.2 million as the fair market value of the Put Options ($0.9 million current portion included in prepaid expenses and other current assets and $2.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) of ($0.9) million and ($0.6) million recorded in other income (expense) in the condensed consolidated statement of income for the three- and nine-months ended September 30, 2011, respectively (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).  The valuation of the Put Options utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, adjusted for any bearer risk associated with the put issuer’s ability to repurchase the 2010 ARS Securities and the 2011 ARS Securities in installments as indicated above beginning March 22, 2011 and July 1, 2013, respectively, as well as the expected holding periods for the Put Options. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. The Put Options will continue to be adjusted on each balance sheet date based on their then fair values, with any changes in fair values recorded in earnings.

At September 30, 2011, we held auction rate securities with a face value of $48.6 million (amortized cost basis of $39.4 million). A Level 3 valuation was performed on our auction rate securities as of September 30, 2011 resulting in a fair value of $3.3 million for our available-for-sale auction rate securities (after a $5.0 million impairment) and $36.1 million for our trading auction rate securities (after a $4.2 million impairment), which are included in short-term and long-term investments.  This valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve.

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

In connection with the 2011 ARS Agreement, during the second fiscal quarter of 2011, we reclassified $24.5 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we have the ability and intent to exercise the related 2011 Put Option beginning July 1, 2013.  In connection with the 2010 ARS Agreement, during the first fiscal quarter of 2010, we reclassified $54.2 million of auction rate securities from available-for-sale to trading in accordance with ASC 320, as we had the ability and intent to exercise the related 2010 Put Option beginning March 22, 2011.

We recognized a net gain through earnings on our trading securities of $0.1 million and $0.5 million during the three-months ended September 30, 2011 and 2010, respectively. We recognized a net (loss) through earnings on our trading securities of ($0.3) million and ($4.1) million during the nine-months ended September 30, 2011 and 2010, respectively.

We determined that the $5.0 million impairment of our available-for-sale auction rate securities at September 30, 2011 was deemed other-than-temporary. The other-than-temporary impairment was deemed Credit Loss related.  We recorded no additional other-than-temporary impairment during the three- and nine-months ended September 30, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). The factors evaluated to differentiate between temporary impairment and other-than-temporary impairment included the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as the other factors included in the valuation model for debt securities described above.

The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the Put Options as of September 30, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of our trading auction rate securities as of September 30, 2011; (v) the redemption at par of certain 2011 ARS Securities and 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.8) million included in other income (expense) for both the three- and nine-months ended September 30, 2011. The net effect of (i) the acquisition of the 2010 Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the 2010 Put Option as of September 30, 2010; (iii) the transfer from available-for-sale to trading of the 2010 ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of the Company’s trading auction rate securities as of September 30, 2010; (v) the redemption at par of certain 2010 ARS Securities; (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010; and (vii) an increase in the other-than-temporary impairment of certain auction rate securities, resulted in a (loss) of ($0.7) million and ($0.9) million included in other income (expense) for the three- and nine-months ended September 30, 2010, respectively.

We hold additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale securities.  We intend to retain our investment these securities until the earlier of the anticipated recovery in market value or maturity.

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

Debt and other obligations – We have a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit of up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2012.  Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by us. We had no outstanding borrowings on this line of credit at September 30, 2011. Letters of credit issued on our behalf, totaling $0.3 million under this credit facility, were outstanding as of September 30, 2011 and December 31, 2010.

At September 30, 2011, we were in compliance with the terms of our line of credit, which contain certain financial covenants, including certain financial ratios. If any event of default shall occur for any reason, whether voluntary or involuntary, Comerica may declare all or any portion outstanding on the line of credit immediately due and payable, exercise rights and remedies available, including instituting legal proceedings.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $30.0 million through September 2012.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual obligations and related scheduled maturities as of September 30, 2011:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations	$48,288	$32,138	$13,132	$3,018	$-
Capital Leases	994	994	-	-	-
Operating Leases	18,629	3,904	9,900	4,131	694
Purchase Commitments	38,427	38,427	-	-	-
	$106,338	$75,463	$23,032	$7,149	$694

Contractual obligations include our obligations related to sponsorships and other commitments.

Purchase commitments include obligations incurred by us and our subsidiaries to various suppliers for raw materials used in the manufacturing and packaging of our products. These obligations vary in terms.

During October 2011, the Company entered into an agreement to acquire an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA for a purchase price of approximately $8.2 million. The purchase is subject to various conditions precedent that must be satisfied prior to the closing. If the building is ultimately acquired by the Company, the Company intends to complete any necessary improvements thereon and occupy the building as the Company’s new corporate headquarters at some time in the future.

In addition to the above purchase commitments, approximately $0.8 million of recognized tax benefits have been recorded as liabilities as of September 30, 2011, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $0.4 million as of September 30, 2011.

Sales

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been somewhat mitigated; however, such fluctuations may be more pronounced as the distribution of our products has expanded outside of California. Our experience with our energy drink products suggests that such products are less seasonal than traditional beverages. As the percentage of our sales that are represented by such products continues to increase, seasonal fluctuations may be further mitigated. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets, particularly internationally where temperature fluctuations may be more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and increased or decreased advertising and promotional expenses.

The table set forth below discloses selected quarterly sales data for the three- and nine-months ended September 30, 2011 and 2010, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

(In thousands, except average	Three-Months Ended		Nine-Months Ended
net sales per case)	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$474,709	$381,466	$1,293,273	$985,277
Case sales (192-ounce case equivalents)	46,277	37,856	125,231	97,922
Average net sales per case	$10.26	$10.08	$10.33	$10.06

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other.”  ASU 2011-08 allows an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-08 will not have a material impact on the Company’s financial position, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) regarding the expectations of management with respect to revenues, results of operations, adequacy of funds from operations and our existing credit facility, among other things.  All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

·                The current uncertainty and volatility in the national and global economy;

·                The impact of lower disposable incomes of our consumers, as a result of the current state of the economy, the continuing high levels of unemployment and high gasoline prices;

·                The impact of  the acquisition of CCE’s North American business by TCCC;

·                Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or  international distributors;

·                The impact of the acquisition of AB by InBev;

·                Lack of anticipated demand for our products in international markets;

·               Unfavorable international regulations, including taxation requirements, tariffs or trade restrictions;

·                Losses arising from our operations outside the United States;

·                Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations, potentially higher incidence of fraud or corruption and credit risk of foreign customers and distributors;

·                Our ability to effectively manage our inventories and/or our accounts receivables;

·                Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase, since we do not use derivative financial instruments to reduce our net exposure to currency fluctuations;

·                Any  proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC’) or other governmental agencies;

·                The outcome of the shareholder derivative actions and shareholder securities litigation filed against us and/or certain of our officers and directors, and the possibility of other private litigation;

·                The outcome of future auctions of auction rate securities and/or our ability to recover payments thereunder and/or the creditworthiness of issuers of our auction rate securities and/or our Put Options and/or their ability to make payment thereunder;

·                Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;

·                Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities;

·                Decreased demand for our products resulting from changes in consumer preferences or from decreased consumer discretionary spending power;

·                Changes in demand that are weather related, particularly in areas outside of California;

·                Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;

·                Our ability to introduce new products;

·                An inability to achieve volume growth through product and packaging initiatives;

·                Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Java Monster® line of non-carbonated dairy based coffee + energy drinks and/or our Monster Energy Extra Strength Nitrous Technology®  drinks and/or our Peace Tea® iced teas and/or our Monster Rehab™ energy drinks and/or our Worx Energy® energy shots;

·               The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted, whether as a result of such criticism or otherwise that limits or otherwise restricts the sale of energy drinks to minors and/or persons below a specified age and/or the venues in which energy drinks can be sold;

·                Our ability to comply with and/or lower consumer demand for energy drinks due to existing and/or future foreign, national, state and local laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws, especially those that may affect the way in which our products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state regulatory agencies and/or any other countries in which we decide to sell our products;

·                Changes in the cost, quality and availability of containers, packaging materials, raw materials and juice concentrates, and the ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of our products;

·                Our ability to pass on to our customers all or a portion of the increasing costs of fuel and/or raw materials and/or ingredients and/or commodities affecting our business;

·                Our ability to achieve both domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels or mixes of product sales;

·                Our ability to penetrate new domestic and/or international markets;

·                Our ability to gain approval or mitigate the delay in securing approval for the sale of our products in various countries;

·                Economic or political instability in one or more of our international markets;

·                Our ability to secure and/or retain competent and/or effective distributors internationally;

·                The sales and/or marketing efforts of distributors of our products, most of which distribute products that are competitive with our products;

·                Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time and/or restrict the range of our products they carry and/or devote less resources to the sale of our products;

·                The terms and/or availability of our credit facility and the actions of our creditors;

·                The costs and/or effectiveness of our advertising, marketing and promotional programs;

·                Changes in product category consumption;

·                Unforeseen economic and political changes;

·                Possible recalls of our products and/or defective production;

·                Our ability to make suitable arrangements for the co-packing of any of our products and/or the timely replacement of discontinued co-packing arrangements;

·                Our ability to make suitable arrangements for the procurement of non-defective raw materials;

·                Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;

·                Volatility of stock prices which may restrict stock sales or other opportunities;

·                Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;

·                The failure of our bottlers and contract packers to manufacture our products on a timely basis or at all;

·                Exposure to significant liabilities due to litigation, legal or regulatory proceedings;

·                Any disruption in and/or lack of effectiveness of our information technology systems that disrupts our business or negatively impacts customer relationships;

·                Recruitment and retention of senior management, other key employees and our employee base in general.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2010, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our business or results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates, predictions and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in energy and fuel prices, commodity prices affecting the costs of aluminum cans, juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as apple juice concentrate and other juice concentrates, cane sugar and other sweeteners, sucralose, glucose, sucrose and milk and cream, all of which are used in some or many of our products) and limited availability of certain raw materials. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate. In addition, we are subject to other risks associated with the business environment in which we operate, including the collectability of accounts receivable and inventory realization.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.

Our gross sales to customers outside of the United States were approximately 21% and 20% of consolidated gross sales for the three- and nine-months ended September 30, 2011, respectively. Our growth strategy includes further expanding our international business. As a result of our international business activities, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of September 30, 2011 to be significant. For the three- and nine-months ended September 30, 2011, we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short-term and long-term investments. Certain of our short-term and long-term investments are subject to interest rate risk because these investments generally include a fixed interest rate. As a result, the market values of these investments are affected by changes in prevailing interest rates.  We do not consider the potential loss resulting from a hypothetical 10% adverse change in interest rates earned on our investments as of September 30, 2011 to be significant.

At September 30, 2011, we had $287.2 million in cash and cash equivalents and $438.9 million in short-term and long-term investments including U.S. treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities, variable rate demand notes and municipal securities (which may have an auction reset feature). Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities.

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

As of September 30, 2011, we recorded $3.2 million as the fair market value of the Put Options ($0.9 million current portion included in prepaid expenses and other current assets and $2.3 million long-term portion included in other assets) in the condensed consolidated balance sheet, with a corresponding (loss) of ($0.6) million recorded in other income (expense) in the condensed consolidated statements of income for the nine-months ended September 30, 2011 (a $3.8 million gain was previously recognized through earnings during the year ended December 31, 2010).

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

We recognized a net (loss) on trading securities of ($0.3) million and ($4.1)  million through earnings during the nine-months ended September 30, 2011 and 2010, respectively.

During the nine-months ended September 30, 2011, $1.0 million of par value 2010 ARS Securities were redeemed at par through normal market channels ($7.4 million of par value 2010 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2010). During the nine-months ended September 30, 2011, $27.1 million of par value 2010 ARS Securities were redeemed at par through the exercise of the 2010 Put Option.

The applicable interest rate on our auction rate securities is reset at pre-determined intervals, usually every 7 to 35 days. Liquidity for auction rate securities was typically provided by an auction process which allowed holders to sell their notes. During the nine-months ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008, the auctions for these auction rate securities failed. Based on an assessment of fair value as of September 30, 2011, we determined that there was a decline in fair value of our available-for-sale auction rate securities of $5.0 million. We determined that the $5.0 million decline in fair value of our auction rate securities at September 30, 2011, was deemed other-than-temporary. We recorded no additional other-than-temporary impairment through earnings during the nine-months ended September 30, 2011 ($0.6 million, $3.9 million and $0.5 million were previously deemed other-than-temporary Credit Loss related and were charged through earnings for the years ended December 31, 2010, 2009 and 2008, respectively). There is no assurance that future auctions of any auction rate securities in our investment portfolio will succeed. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, for additional information on our auction rate securities.

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

Changes in Internal Control Over Financial Reporting –  There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky® beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010.  On November 11, 2010, the Company filed two dispositive motions: a motion to decertify the class and a motion for summary judgment.  The plaintiff also filed a motion for partial summary judgment.   On September 27, 2011, the District Court denied the Company’s motion to decertify the class and denied each of the Company’s and plaintiff’s motions for summary judgment.  The trial date has been set for July 9, 2012.   The Company believes it has meritorious defenses to all the allegations and plans a vigorous defense. The Company believes that any possible litigation losses, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

Derivative Litigation – On October 15, 2008, a derivative complaint was filed in the United States District Court for the Central District of California (the “District Court”), styled Merckel v. Sacks, et al.  On November 17, 2008, a second derivative complaint styled Dislevy v. Sacks, et al. was also filed in the District Court.  The derivative suits were each brought, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.

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

On October 13, 2009, a purported Consolidated Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”) was filed.  The Consolidated Derivative Complaint named as defendants certain current and former officers, directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, Thomas J. Kelly, Mark J. Hall, and Kirk S. Blower, as well as Hilrod Holdings, L.P.  The Company was named as a nominal defendant.  The factual allegations of the Consolidated Derivative Complaint were similar to those set forth in the Consolidated Class Action Complaint described above.  Plaintiff alleged that, from November 2006 to the present, the defendants caused the Company to issue false and misleading statements concerning its business prospects and failed to properly disclose problems related to its non-Monster Energy® brand energy drinks, the prospects for the Anheuser-Busch distribution relationship, and alleged “inventory loading” that affected the Company’s results for the second quarter of 2007.  Plaintiff further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain of the defendants sold Company stock while in possession of material non-public information.  The Consolidated Derivative Complaint asserted various causes of action, including breach of fiduciary duty, aiding and abetting breach of fiduciary duty, violation of Cal. Corp. Code §§ 25402 and 25403 for insider selling, and unjust enrichment.  The suit sought an unspecified amount of damages to be paid to the Company and adoption of corporate governance reforms, among other things.

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

The Company filed a motion to dismiss the Amended Derivative Complaint on December 20, 2010, on the ground that plaintiff had again failed adequately to allege demand futility.  Following a hearing on the Company’s motion to dismiss the Amended Derivative Complaint held on May 12, 2011, the District Court dismissed the Amended Derivative Complaint, with prejudice, on this ground.  On June 10, 2011, Ms. Brueckheimer filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  As currently scheduled, plaintiff’s opening brief on appeal is due on November 21, 2011, defendants’ brief in opposition is due on December 21, 2011 and plaintiff’s reply brief, if any, is due on January 4, 2012.

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

ITEM 1A.                           RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

ITEM 2.                                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock. During the three-months ended September 30, 2011, the Company purchased 1.4 million shares of common stock at an average purchase price of $77.40 per share for a total amount of $110.2 million, which the Company holds in treasury. As of September 30, 2011, approximately $27.4 million remained available under the plan for the repurchase of the Company’s common stock.

Subsequent to September 30, 2011, the Company purchased an additional 0.3 million shares at an average purchase price of $79.56 per share, which exhausted the availability under the 2010 share repurchase plan. In October 2011, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock.

The following tabular summary reflects our repurchase activity during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
July 1 - July 31	-	$-	1,332,861	$137,570
August 1 - August 31	1,418,717	$77.40	2,751,578	$27,738
September 1 - September 30	4,740	$79.46	2,756,318	$27,361
Total	1,423,457	$77.40

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

101                                                                       The following financial information from Hansen Natural Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2011 and September 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANSEN NATURAL CORPORATION
Registrant

Date: November 9, 2011	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer