Form 10-Q
period 2012-03-31
Monster Beverage Corp
filed 2012-05-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  _ X__

The Registrant had 176,207,845 shares of common stock, par value $0.005 per share, outstanding as of April 26, 2012.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$391,438	$359,331
Short-term investments	419,588	411,282
Trade accounts receivable, net	255,712	218,072
Distributor receivables	712	669
Inventories	179,127	155,613
Prepaid expenses and other current assets	19,654	20,912
Prepaid income taxes	1,804	370
Deferred income taxes	16,428	16,428
Total current assets	1,284,463	1,182,677

INVESTMENTS	21,864	23,194
PROPERTY AND EQUIPMENT, net	55,689	45,151
DEFERRED INCOME TAXES	56,003	58,576
INTANGIBLES, net	49,132	48,396
OTHER ASSETS	3,594	4,405
Total Assets	$1,470,745	$1,362,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,035	$113,446
Accrued liabilities	42,517	31,966
Accrued promotional allowances	56,943	87,746
Deferred revenue	11,751	11,583
Accrued compensation	6,569	10,353
Income taxes payable	36,302	10,996
Total current liabilities	288,117	266,090

DEFERRED REVENUE	115,300	117,151

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 200,649 shares issued and 176,197 outstanding as of March 31, 2012; 198,729 shares issued and 174,277 outstanding as of December 31, 2011	1,003	994
Additional paid-in capital	238,908	229,301
Retained earnings	1,244,743	1,168,644
Accumulated other comprehensive income (loss)	908	(1,547)
Common stock in treasury, at cost; 24,452 shares as of March 31, 2012 and December 31, 2011, respectively	(418,234)	(418,234)
Total stockholders’ equity	1,067,328	979,158
Total Liabilities and Stockholders’ Equity	$1,470,745	$1,362,399

See accompanying notes to condensed consolidated financial statements

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2012 AND 2011

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2012	2011

NET SALES	$454,605	$356,419

COST OF SALES	213,436	170,882

GROSS PROFIT	241,169	185,537

OPERATING EXPENSES	114,884	97,082

OPERATING INCOME	126,285	88,455

OTHER INCOME:
Interest and other (expense) income, net	(50)	4
Gain on investments and put option, net (Note 3)	396	297
Total other income	346	301

INCOME BEFORE PROVISION FOR INCOME TAXES	126,631	88,756

PROVISION FOR INCOME TAXES	50,532	33,713

NET INCOME	$76,099	$55,043

NET INCOME PER COMMON SHARE:
Basic	$0.44	$0.31
Diluted	$0.41	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	174,832	177,858
Diluted	185,262	187,248

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2012 AND 2011

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2012	2011
Net income, as reported	$76,099	$55,043
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	-	101
Foreign currency translation adjustments	2,455	728
Comprehensive income	$78,554	$55,872

See accompanying notes to condensed consolidated financial statements

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2012 AND 2011

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,099	$55,043
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	12	12
Depreciation and other amortization	4,956	3,581
Gain on disposal of property and equipment	(39)	(74)
Stock-based compensation	6,571	3,779
Loss (gain) on put option	1,391	(20)
Gain on investments, net	(1,787)	(278)
Deferred income taxes	2,574	-
Tax benefit from exercise of stock options	(492)	(190)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(33,867)	(51,722)
Distributor receivables	(43)	397
Inventories	(34,128)	(19,548)
Prepaid expenses and other current assets	257	(4,015)
Prepaid income taxes	(1,216)	9,802
Accounts payable	16,201	21,418
Accrued liabilities	14,058	6,278
Accrued promotional allowances	(34,034)	(17,844)
Accrued distributor terminations	(76)	(393)
Accrued compensation	(3,836)	(2,417)
Income taxes payable	25,784	20,921
Deferred revenue	(1,615)	(1,117)
Net cash provided by operating activities	36,770	23,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	141,806	41,950
Sales of available-for-sale investments	29,891	4,551
Sales of trading investments	15,750	1,000
Purchases of held-to-maturity investments	(190,635)	(80,894)
Purchases of available-for-sale investments	(2,001)	(6,774)
Purchases of property and equipment	(14,542)	(6,523)
Proceeds from sale of property and equipment	164	207
Additions to intangibles	(749)	(1,996)
Decrease (increase) in other assets	302	(26)
Net cash used in investing activities	(20,014)	(48,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(610)	(249)
Tax benefit from exercise of stock options	492	190
Issuance of common stock	2,722	4,247
Purchases of common stock held in treasury	-	(38,862)
Net cash provided by (used in) financing activities	2,604	(34,674)

Effect of exchange rate changes on cash and cash equivalents	12,747	229

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,107	(59,337)
CASH AND CASH EQUIVALENTS, beginning of period	359,331	354,842
CASH AND CASH EQUIVALENTS, end of period	$391,438	$295,505

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$14	$10
Income taxes	$23,491	$2,870

See accompanying notes to condensed consolidated financial statements

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2012 AND 2011

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.8 million and $1.6 million for the three-months ended March 31, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”  or “Hansen Natural Corporation”) Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2012 and 2011 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

As disclosed in the Company’s Form 10-K, management concluded that its presentation of accounts receivable, net of certain promotional allowances as of December 31, 2010, should be adjusted to present such receivables and accrued expenses on a gross basis with regard to those customers for which the Company does not allow net settlement. Such adjustment did not change total net cash provided by operating activities in the condensed consolidated statement of cash flows for the three-months ended March 31, 2011. However, the following line items within net cash flows from operating activities were adjusted as follows for the three-months ended March 31, 2011; (i) accounts receivable by ($4.1) million; (ii) accounts payable by $17.9 million; (iii) accrued liabilities by $4.0 million; and (iv) accrued promotional allowances by ($17.8) million. See Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional discussion of the Company’s promotional allowances.

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 did not have any impact on the Company’s financial position, results of operations or liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have any impact on the Company’s financial position, results of operations or liquidity.

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$402	$-	$-	$402	$-	$-
Certificates of deposit	37,594	-	-	37,594	-	-
Municipal securities	330,546	-	89	330,457	89	-
U.S. government agency securities	19,988	-	1	19,987	1	-
Available-for-sale
Short-term:
Variable rate demand notes	31,058	-	-	31,058	-	-
Long-term:
Auction rate securities	3,310	-	-	3,310	-	-
Total	$422,898	$-	$90	422,808	$90	$-
Trading
Short-term:
Auction rate securities				-
Long-term:
Auction rate securities				18,554
Total				$441,362

December 31, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$8,034	$5	$-	$8,039	$-	$-
Certificates of deposit	29,034	1	-	29,035	-	-
Corporate bonds	2,022	-	-	2,022	-	-
Municipal securities	284,605	-	64	284,541	64	-
U.S. government agency securities	16,005	2	-	16,007	-	-
Available-for-sale
Short-term:
Variable rate demand notes	58,924	-	-	58,924	-	-
Long-term:
Auction rate securities	3,320	-	-	3,320	-	-
Total	$401,944	$8	$64	401,888	$64	$-
Trading
Short-term:
Auction rate securities				12,658
Long-term:
Auction rate securities				19,874
Total				$434,420

During the three-months ended March 31, 2012 and the year ended December 31, 2011, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognized a net gain through earnings on its trading securities as follows:

	Three-Months Ended March 31,
	2012	2011
Gain on transfer from available-for-sale to trading	$-	$-
Gain on trading securities sold	1,034	126
Gain on trading securities held	753	152
Gain on trading securites	$1,787	$278

The Company’s investments at March 31, 2012 and December 31, 2011 in U.S. Treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and variable rate demand notes (“VRDNs”) carry investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or generally, on a seven day settlement basis.  A portion of the Company’s investments at March 31, 2012 and December 31, 2011 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carry investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2012		December 31, 2011

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$402	$402	$8,034	$8,039
Certificates of deposit	37,594	37,594	29,034	29,035
Corporate bonds	-	-	2,022	2,022
Municipal securities	330,546	330,457	284,605	284,541
U.S. government agency securities	19,988	19,987	16,005	16,007
Due 1 - 10 years:
Variable rate demand notes	-	-	5,775	5,775
Due 11 - 20 years:
Variable rate demand notes	6,801	6,801	12,716	12,716
Auction rate securities	5,350	5,350	5,158	5,158
Due 21 - 30 years:
Variable rate demand notes	18,082	18,082	27,902	27,902
Auction rate securities	16,514	16,514	25,134	25,134
Due 31 - 40 years:
Variable rate demand notes	6,175	6,175	12,532	12,532
Auction rate securities	-	-	5,559	5,559
Total	$441,452	$441,362	$434,476	$434,420

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

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

The following tables present the Company’s held-to-maturity investments at amortized costs as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2012	Level 1	Level 2	Level 3	Total
Cash	$112,725	$-	$-	$112,725
Money market funds	258,096	-	-	258,096
U.S. Treasuries	402	-	-	402
Certificates of deposit	-	42,197	-	42,197
Municipal securities	-	346,560	-	346,560
U.S. government agency securities	-	19,988	-	19,988
Variable rate demand notes	-	31,058	-	31,058
Auction rate securities	-	-	21,864	21,864
Put option related to auction rate securities	-	-	1,649	1,649
Total	$371,223	$439,803	$23,513	$834,539

Amounts included in:
Cash and cash equivalents	$370,821	$20,617	$-	$391,438
Short-term investments	402	419,186	-	419,588
Investments	-	-	21,864	21,864
Other assets	-	-	1,649	1,649
Total	$371,223	$439,803	$23,513	$834,539

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash	$81,879	$-	$-	$81,879
Money market funds	230,029	-	-	230,029
U.S. Treasuries	8,034	-	-	8,034
Certificates of deposit	-	69,078	-	69,078
Corporate bonds	-	2,022	-	2,022
Municipal securities	-	291,984	-	291,984
U.S. government agency securities	-	16,005	-	16,005
Variable rate demand notes	-	58,924	-	58,924
Auction rate securities	-	-	35,852	35,852
Put options related to auction rate securities	-	-	3,041	3,041
Total	$319,942	$438,013	$38,893	$796,848

Amounts included in:
Cash and cash equivalents	$311,908	$47,423	$-	$359,331
Short-term investments	8,034	390,590	12,658	411,282
Investments	-	-	23,194	23,194
Prepaid expenses and other current assets	-	-	873	873
Other assets	-	-	2,168	2,168
Total	$319,942	$438,013	$38,893	$796,848

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds and U.S. Treasuries, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a valuation model which utilized vendor pricing for similar securities. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2012, and there were no changes in the Company’s valuation techniques.

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact, however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the three-months ended March 31, 2012.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of March 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction Rate Securities:
Trading	Discounted cash flow	Maximum rate probability	0.02%-6.68% (1.04%)
		Principal returned probability	81.84%-95.79% (87.93%)
		Default probability	4.08%-12.29% (11.03%)
		Liquidity risk	3.50%-3.50% (3.50%)
		Recovery rate	60-80 (60.76)
Auction Rate Securities:
Available-for-sale	Market comparable bonds	Market price	51-64 (55)

Put Options	Discounted cash flow	Counterparty risk	1.79%-2.50% (2.15%)

At March 31, 2012, the Company held auction rate securities with a face value of $29.1 million (amortized cost basis of $21.9 million). A Level 3 valuation was performed on the Company’s auction rate securities as of March 31, 2012 resulting in a fair value of $3.3 million for the Company’s available-for-sale auction rate securities (after a $5.0 million impairment) and $18.6 million for the Company’s trading auction rate securities (after a $2.2 million impairment), which are included in long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the three-months ended March 31, 2012, no 2011 ARS Securities were redeemed through normal market channels ($3.7 million of par value 2011 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2011). The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of March 31, 2012, the Company recorded $1.6 million as the fair market value of the 2011 Put Option, included in other assets in the condensed consolidated balance sheet.

In March 2010, the Company entered into an agreement (the “2010 ARS Agreement”), related to $54.2 million of par value auction rate securities (the “2010 ARS Securities”).  Under the 2010 ARS Agreement, the Company had the right, but not the obligation, to sell the 2010 ARS Securities including all accrued but unpaid interest thereon (the “2010 Put Option”), under various terms. During the three-months ended March 31, 2012, the remaining $15.7 million of par value 2010 ARS Securities were redeemed at par through the exercise of the 2010 Put Option, which exhausted the Company’s rights under the 2010 ARS Agreement (as of December 31, 2011, $38.5 million of par value 2010 ARS Securities had been redeemed at par through the exercise of the 2010 Put Option as well as through normal market channels).

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale securities.  The Company intends to retain such investments until the earlier of the anticipated recovery in market value or maturity.

The net effect of (i) the revaluation of the 2011 Put Option and the 2010 Put Option as of March 31, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of March 31, 2012; (iii) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (iv) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a gain of $0.4 million, which is included in other income for the three-months ended March 31, 2012. The net effect of (i) the revaluation of the 2010 Put Option as of March 31, 2011; (ii) the revaluation of the Company’s trading auction rate securities as of March 31, 2011; (iii) the redemption at par of certain 2010 ARS Securities; and (iv) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011; resulted in a gain of $0.3 million, which is included in other income for the three-months ended March 31, 2011.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-months ended:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	March 31, 2012		March 31, 2011
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$35,852	$3,041	$68,252	$3,768
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	1,787	(1,392)	278	20
Included in other comprehensive income	-	-	164	-
Settlements	(15,775)	-	(1,050)	-
Closing Balance	$21,864	$1,649	$67,644	$3,788

5.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2012	December 31, 2011
Raw materials	$ 58,332	$ 51,103
Finished goods	120,795	104,510
	$ 179,127	$ 155,613

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2012	December 31, 2011
Land	$ 3,888	$ 3,626
Leasehold improvements	2,213	2,132
Furniture and fixtures	2,006	2,000
Office and computer equipment	7,087	6,727
Computer software	9,317	9,303
Equipment	36,569	33,286
Buildings	12,609	3,211
Vehicles	23,710	21,827
	97,399	82,112
Less: accumulated depreciation and amortization	(41,710)	(36,961)
	$ 55,689	$ 45,151

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                     INTANGIBLES, Net

Intangibles consist of the following at:

	March 31, 2012	December 31, 2011
Amortizing intangibles	$ 1,060	$ 1,059
Accumulated amortization	(517)	(504)
	543	555
Non-amortizing intangibles	48,589	47,841
	$ 49,132	$ 48,396

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended March 31, 2012 and 2011, respectively.

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $2.5 million and $1.8 million for the three-months ended March 31, 2012 and 2011, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $64.6 million at March 31, 2012, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company has contractual obligations aggregating approximately $121.2 million, which are related primarily to sponsorships and other marketing activities.

The Company has operating lease commitments aggregating approximately $17.6 million, which are related primarily to warehouse and office space.

In March 2012, the Company acquired an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA for a purchase price of $9.7 million. The Company intends to complete the necessary improvements thereon and occupy the building as the Company’s new corporate headquarters at some time in the future.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

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

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$ 908	$ (1,547)
Total accumulated other comprehensive income (loss)	$ 908	$ (1,547)

11.                            TREASURY STOCK PURCHASE

On October 12, 2011, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “2011 Repurchase Plan”). No shares have been repurchased under the 2011 Repurchase Plan as of March 31, 2012.

On March 11, 2010, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock (the “2010 Repurchase Plan”). During the year ended December 31, 2011, the Company purchased 5.0 million shares of common stock at an average purchase price of $35.63 per share for a total amount of $176.4 million, which the Company holds in treasury. This repurchase, coupled with the repurchases during the year ended December 31, 2010, exhausted the availability under the 2010 Repurchase Plan.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2012: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $6.6 million and $3.8 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended March 31, 2012 and 2011, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2012 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	48.3%	55.9%
Risk-free interest rate	0.9%	2.0%
Expected term	5.5 Years	6.1 Years

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

Expected Term: The Company’s expected term represents the weighted-average period that the Company’s stock options are expected to be outstanding. The expected term is based on the expected time to post-vesting exercise of options by employees. The Company uses historical exercise patterns of previously granted options to derive employee behavioral patterns used to forecast expected exercise patterns.

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	18,569	$8.57	4.1	$696,371
Granted	120	$57.45
Exercised	(1,920)	$1.42
Cancelled or forfeited	(97)	$19.24
Outstanding at March 31, 2012	16,672	$9.68	4.3	$873,781
Vested and expected to vest in the future at March 31, 2012	16,060	$9.14	4.1	$850,404
Exercisable at March 31, 2012	12,547	$5.86	3.2	$705,494

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2012 and 2011 was $25.48 per share and $15.51 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2012 and 2011 was $107.4 million and $2.5 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2012 and 2011 was approximately $2.7 million and $4.2 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended March 31, 2012 and 2011 was $0.5 million and $0.2 million, respectively.

At March 31, 2012, there was $38.5 million of total unrecognized compensation expense related to non-vested options granted under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the three-months ended March 31, 2012 and the year ended December 31, 2011 were not material.

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	724	$41.66
Granted	91	$57.45
Vested	-	$-
Forfeited/cancelled	-	$-
Non-vested at March 31, 2012	815	$43.44

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended March 31, 2012  was $57.45. No restricted stock units or restricted stock awards were granted during the three-months ended March 31, 2011. As of March 31, 2012, 0.7 million restricted stock units and restricted stock awards are expected to vest.

At March 31, 2012, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $29.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2012:

Gross Unrealized Tax Benefits
Balance at December 31, 2011	$1,910
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at March 31, 2012	$1,910

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2012, the Company had accrued approximately $0.5 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, it would not have a significant impact on the Company’s effective tax rate.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

It is expected that the amount of unrecognized tax benefits will change within the next 12 months as a result of ongoing audits. However, the Company does not expect the change to have a significant impact on its financial position, results of operations or liquidity.

On February 10, 2011, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax return for the years ended December 31, 2009 and 2008. The examination was completed in April 2012 with no material adjustments. The Company is also currently under examination by certain state jurisdictions.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. Federal income tax returns are subject to IRS examination for the 2010 and 2011 tax years. State income tax returns are subject to examination for the 2007 through 2011 tax years.

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended
	March 31,
	2012	2011
Weighted-average shares outstanding:
Basic	174,832	177,858
Dilutive securities	10,430	9,390
Diluted	185,262	187,248

For the three-months ended March 31, 2012 and 2011, options outstanding totaling 0.2 million and 0.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended March 31, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$431,182	$23,423	$-	$454,605
Contribution margin	149,092	2,157	-	151,249
Corporate and unallocated expenses	-	-	(24,964)	(24,964)
Operating income				126,285
Other income	100	-	246	346
Income before provision for income taxes				126,631
Depreciation and amortization	3,783	29	1,144	4,956
Trademark amortization	-	11	1	12

	Three-Months Ended March 31, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$334,722	$21,697	$-	$356,419
Contribution margin	110,075	(340)	-	109,735
Corporate and unallocated expenses	-	-	(21,280)	(21,280)
Operating income				88,455
Other income	13	-	288	301
Income before provision for income taxes				88,756
Depreciation and amortization	2,545	17	1,019	3,581
Trademark amortization	-	11	1	12

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $25.0 million for the three-months ended March 31, 2012 and included $17.7 million of payroll costs, of which $6.6 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.7 million attributable to professional service expenses, including accounting and legal costs, and $2.6 million of other operating expenses.  Corporate and unallocated expenses were $21.3 million for the three-months ended March 31, 2011 and included $12.7 million of payroll costs, of which $3.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $5.2 million attributable to professional service expenses, including accounting and legal costs, and $3.4 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Coca-Cola Refreshments, a customer of the DSD segment, accounted for approximately 30% of the Company’s net sales for both the three-months ended March 31, 2012 and 2011, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $79.2 million and $55.5 million for the three-months ended March 31, 2012 and 2011, respectively. Such sales were approximately 17.4% and 15.6% of net sales for the three-months ended March 31, 2012 and 2011, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended
	March 31,
Product Line	2012	2011
Energy drinks	$418,912	$327,642
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	24,252	18,944
Carbonated (primarily soda beverages)	7,661	7,269
Other	3,780	2,564
	$454,605	$356,419

16.                            RELATED PARTY TRANSACTIONS

A director of the Company was a partner in a law firm (the director resigned from the law firm effective July 10, 2011) that serves as counsel to the Company. Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended March 31, 2012 and 2011 were $0.6 million and $1.2 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2012 and 2011 were $0.1 million and $0.2 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

Monster Beverage Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200. When this report uses the words “the Company”, “Hansen Natural Company” “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• X-Presso Monster®	• Hubert’s®
• Worx Energy®	• Vidration®
• Peace Tea®

Our Monster Energy® drinks, which represented 91.6% and 91.5% of our net sales for the three-months ended March 31, 2012 and 2011, respectively, include the following:

•              Monster Energy®

•              Lo-Carb Monster Energy®

•              Monster Energy® Assault®

•              Monster Khaos®

•              Monster M-80® (named “RIPPER” in certain countries)

•              Monster MIXXD®

•              Monster Energy® Absolutely Zero

•              Monster Energy® Import

•              Monster Energy® Import Light

•              Monster Energy® Dub Edition

•              Monster Rehab® Tea + Lemonade + Energy

•              Monster Rehab® Rojo Tea + Energy

•              Monster Rehab® Green Tea + Energy

•              Monster Rehab® Protean + Energy

•              Monster Rehab® Tea + Orangeade + Energy

•              Monster Energy® M3™ Super Concentrate

•              Übermonster™ Energy Brew

•         Java Monster® Kona Blend

•         Java Monster® Loca Moca®

•         Java Monster® Mean Bean®

•         Java Monster® Vanilla Light

•         Java Monster® Irish Blend®

•         Java Monster® Toffee

•         Monster Energy Extra Strength Nitrous Technology® Super Dry™

•         Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®

•         Monster Energy Extra Strength Nitrous Technology® Killer B®

•         Monster Energy Extra Strength Nitrous Technology® Black Ice™

•         X-Presso Monster® Hammer

•         X-Presso Monster® Midnite

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice-based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

During the three-months ended March 31, 2012, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the three-months ended March 31, 2012, we introduced the following products:

•	Monster Rehab® Tea + Orangeade + Energy, a non-carbonated rehydration energy drink (February 2012).
•	Übermonster™ Energy Brew, a non-alcoholic energy drink manufactured using a brewed fermentation process (February 2012).
•	Hansen’s® Coconut Water, in original and tropical flavors, packaged in re-sealable Tetra Prisma boxes (March 2012).

Our gross sales* of $517.3 million for the three-months ended March 31, 2012 represented record sales for our first fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $481.4 million for the three-months ended March 31, 2012, an increase of $106.1 million, or 96.7% of our overall increase in gross sales for the three-months ended March 31, 2012. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results.

*Gross sales — see definition below.

Our DSD segment represented 94.8% and 93.9% of our consolidated net sales for the three-months ended March 31, 2012 and 2011, respectively. Our Warehouse segment represented 5.2% and 6.1% of our consolidated net sales for the three-months ended March 31, 2012 and 2011, respectively.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $100.6 million and $72.8 million for the three-months ended March 31, 2012 and 2011, respectively. Such sales were approximately 19% and 18% of gross sales for the three-months ended March 31, 2012 and 2011, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three-months ended March 31, 2012 and 2011 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended March 31,
	2012	2011
Full service distributors	65%	65%
Club stores, drug chains & mass merchandisers	10%	10%
Outside the U.S.	19%	18%
Retail grocery, specialty chains and wholesalers	4%	5%
Other	2%	2%

Our customers include Coca-Cola Refreshments (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers, Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. distributors, certain bottlers of the Coca-Cola Hellenic group, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 30% of our net sales for both the three-months ended March 31, 2012 and 2011, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2012 and 2011, respectively. (In thousands, except per share amounts)

	Three-Months Ended March 31,		Percentage Change
	2012	2011	12 vs. 11
Gross sales, net of discounts & returns *	$517,313	$407,593	26.9%
Less: Promotional and other allowances**	62,708	51,174	22.5%
Net sales	454,605	356,419	27.5%

Cost of sales	213,436	170,882	24.9%
Gross profit***	241,169	185,537	30.0%
Gross profit margin as a percentage of net sales	53.1%	52.1%

Operating expenses	114,884	97,082	18.3%
Operating expenses as a percentage of net sales	25.3%	27.2%

Operating income	126,285	88,455	42.8%
Operating income as a percentage of net sales	27.8%	24.8%

Other income:
Interest and other (expense) income, net	(50)	4	(1,350%	)
Gain on investments and put option, net	396	297	33.3%
Total other income	346	301	15.0%

Income before provision for income taxes	126,631	88,756	42.7%

Provision for income taxes	50,532	33,713	49.9%

Net income	$76,099	$55,043	38.3%
Net income as a percentage of net sales	16.7%	15.4%

Net income per common share:
Basic	$0.44	$0.31	40.6%
Diluted	$0.41	$0.29	39.7%

Case sales (in thousands) (in 192-ounce case equivalents)	44,396	34,681	28.0%

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

** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; and (vii) contractual fees given to the Company’s distributors related to sales made by the Company direct to certain customers that fall within the distributors’ sales territories. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended March 31, 2012 Compared to the Three-Months Ended March 31, 2011

Gross Sales. Gross sales were $517.3 million for the three-months ended March 31, 2012, an increase of approximately $109.7 million, or 26.9% higher than gross sales of $407.6 million for the three-months ended March 31, 2011. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $106.1 million, or 96.7%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended March 31, 2012. Promotional and other allowances, as described in the footnote above, were $62.7 million for the three-months ended March 31, 2012, an increase of $11.5 million, or 22.5% higher than promotional and other allowances of $51.2 million for the three-months ended March 31, 2011. Promotional and other allowances as a percentage of gross sales decreased to 12.1% from 12.6% for the three-months ended March 31, 2012 and 2011, respectively. As a result, the percentage increase in gross sales for the three-months ended March 31, 2012 was lower than the percentage increase in net sales.

Net Sales. Net sales were $454.6 million for the three-months ended March 31, 2012, an increase of approximately $98.2 million, or 27.5% higher than net sales of $356.4 million for the three-months ended March 31, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $90.6 million, or 92.3%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2012.

Case sales, in 192-ounce case equivalents, were 44.4 million cases for the three-months ended March 31, 2012, an increase of approximately 9.7 million cases or 28.0% higher than case sales of 34.7 million cases for the three-months ended March 31, 2011. The overall average net sales per case decreased slightly to $10.24 for the three-months ended March 31, 2012, which was 0.4% lower than the average net sales per case of $10.28 for the three-months ended March 31, 2011.

Net sales for the DSD segment were $431.2 million for the three-months ended March 31, 2012, an increase of approximately $96.5 million, or 28.8% higher than net sales of $334.7 million for the three-months ended March 31, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $90.6 million, or 93.9%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended March 31, 2012.

Net sales for the Warehouse segment were $23.4 million for the three-months ended March 31, 2012, an increase of approximately $1.7 million, or 8.0% higher than net sales of $21.7 million for the three-months ended March 31, 2011.

Gross Profit.  Gross profit was $241.2 million for the three-months ended March 31, 2012, an increase of approximately $55.6 million, or 30.0% higher than the gross profit of $185.5 million for the three-months ended March 31, 2011. Gross profit as a percentage of net sales increased to 53.1% for the three-months ended March 31, 2012 from 52.1% for the three-months ended March 31, 2011.  The increase in gross profit dollars was primarily the result of the $106.1 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was partially attributable to increased operating efficiencies, product mix and a decrease in certain product costs.

Operating Expenses.  Total operating expenses were $114.9 million for the three-months ended March 31, 2012, an increase of approximately $17.8 million, or 18.3% higher than total operating expenses of $97.1 million for the three-months ended March 31, 2011. The increase in operating expenses was partially attributable to increased payroll expenses of $7.1 million (of which $2.8 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $5.1 million, increased expenditures of $3.5 million for sponsorships and endorsements, increased expenditures of $3.0 million for allocated trade development and increased expenditures of $2.7 million for premiums.  The increase in operating expenses was partially offset by decreased expenditures of $3.7 million for advertising and a $2.3 million insurance reimbursement related to legal fees incurred in prior periods.  Total operating expenses as a percentage of net sales was 25.3% for the three-months ended March 31, 2012, compared to 27.2% for the three-months ended March 31, 2011.

Contribution Margin.  Contribution margin for the DSD segment was $149.1 million for the three-months ended March 31, 2012, an increase of approximately $39.0 million, or 35.4% higher than contribution margin of $110.1 million for the three-months ended March 31, 2011. The increase in the contribution margin for the DSD segment was primarily the result of the $106.1 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $2.2 million for the three-months ended March 31, 2012, approximately

$2.5 million higher than contribution margin of ($0.3) million for the three-months ended March 31, 2011. The increase in the contribution margin for the Warehouse segment was primarily attributable to decreased promotional and other allowances and lower operating expenses.

Operating Income.  Operating income was $126.3 million for the three-months ended March 31, 2012, an increase of approximately $37.8 million, or 42.8% higher than operating income of $88.5 million for the three-months ended March 31, 2011. Operating income as a percentage of net sales increased to 27.8% for the three-months ended March 31, 2012 from 24.8% for the three-months ended March 31, 2011.  The increase in operating income was primarily due to an increase in gross profit of $55.6 million, partially offset by a $17.8 million increase in operating expenses. The increase in operating income as a percentage of net sales was primarily due to a decrease in operating expenses as a percentage of net sales and an increase in gross profit as a percentage of net sales. Operating income was negatively affected by combined operating losses of $4.3 million and $3.2 million for the three-months ended March 31, 2012 and 2011, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Income.  Other income was $0.3 million for both the three-months ended March 31, 2012 and March 31, 2011, respectively.

Provision for Income Taxes.  Provision for income taxes was $50.5 million for the three-months ended March 31, 2012, an increase of $16.8 million or 49.9% higher than the provision for income taxes of $33.7 million for the three-months ended March 31, 2011.  The effective combined federal, state and foreign tax rate increased to 39.9% from 38.0% for the three-months ended March 31, 2012 and 2011, respectively. The increase in the effective tax rate was primarily the result of the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary during the three-months ended March 31, 2012 and the tax rate differences between the different jurisdictions on certain intercompany charges.

Net Income.  Net income was $76.1 million for the three-months ended March 31, 2012, an increase of $21.1 million or 38.3% higher than net income of $55.0 million for the three-months ended March 31, 2011. The increase in net income was primarily attributable to an increase in gross profit of $55.6 million. The increase in net income was partially offset by an increase in operating expenses of $17.8 million and an increase in the provision for income taxes of $16.8 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $36.8 million for the three-months ended March 31, 2012, as compared with net cash provided by operating activities of $23.6 million for the three-months ended March 31, 2011.  For the three-months ended March 31, 2012, cash provided by operating activities was primarily attributable to net income earned of $76.1 million and adjustments for certain non-cash expenses consisting of $6.6 million of stock-based compensation, $5.0 million of depreciation and other amortization, a $2.6 million decrease in deferred income taxes and a $1.4 million loss on put options. For the three-months ended March 31, 2012, cash provided by operating activities also increased due to a $25.8 million increase in income taxes payable, a $16.2 million increase in accounts payable and a $14.1 million increase in accrued liabilities. For the three-months ended March 31, 2012, cash provided by operating activities was reduced due to a $34.1 million increase in inventory, a $34.0 million decrease in accrued promotional allowances, a

$33.9 million increase in accounts receivable, a $3.8 million decrease in accrued compensation, a $1.8 million gain on investments, a $1.6 million decrease in deferred revenue, and a $1.2 million decrease in prepaid income taxes. For the three-months ended March 31, 2011, cash provided by operating activities was primarily attributable to net income earned of $55.0 million and adjustments for certain non-cash expenses consisting of $3.8 million of stock-based compensation and $3.6 million of depreciation and other amortization. For the three-months ended March 31, 2011, cash provided by operations also increased due to a $20.9 million increase in income taxes payable, a $9.8 million decrease in prepaid income taxes, a $21.4 million increase in accounts payable and a $6.3 million increase in accrued liabilities. For the three-months ended March 31, 2011, cash provided by operating activities was reduced due to a $51.7 million increase in accounts receivable, a $19.5 million increase in inventory, a $17.8 million decrease in accrued promotional allowances, a $4.0 million increase in prepaid expenses and other current assets, a $2.4 million decrease in accrued compensation and a $1.1 million decrease in deferred revenue.

Cash flows used in investing activities. Net cash used in investing activities was $20.0 million for the three-months ended March 31, 2012, as compared to net cash used in investing activities of $48.5 million for the three-months ended March 31, 2011.  For the three-months ended March 31, 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property, and additions to intangibles. For the three-months ended March 31, 2011 cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, additions to intangibles and purchases of property and equipment. For both the three-months ended March 31, 2012 and 2011, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments. For both the three-months ended March 31, 2012 and 2011, cash used in investing activities included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by (used in) financing activities – Net cash provided by financing activities was $2.6 million for the three-months ended March 31, 2012, as compared to net cash used in financing activities of $34.7 million for the three-months ended March 31, 2011.  For the three-months ended March 31, 2012 cash provided by financing activities was primarily attributable to $2.7 million received from the issuance of common stock in connection with the exercise of certain stock options. For the three-months ended March 31, 2011 cash used in financing activities was primarily attributable to purchases of common stock.  For the three-months ended March 31, 2011 cash provided by financing activities was primarily attributable to $4.2 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments – At March 31, 2012, we had $391.4 million in cash and cash equivalents and $441.5 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $50.0 million through March 31, 2013.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2012:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$121,160	$66,745	$48,512	$5,903	$-
Capital Leases	1,287	1,287	-	-	-
Operating Leases	17,558	4,029	9,901	2,982	646
Purchase Commitments²	64,606	64,606	-	-	-
	$204,611	$136,667	$58,413	$8,885	$646

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $1.9 million of recognized tax benefits have been recorded as liabilities as of March 31, 2012. We expect $0.6 million of recognized tax benefits will be settled within the next 12 months, and we are uncertain as to if or when the remaining amounts may be settled. We have also recorded a liability for potential penalties and interest of $0.5 million as of March 31, 2012.

In March 2012, the Company acquired an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA for a purchase price of $9.7 million. The Company intends to complete the necessary improvements thereon and occupy the building as the Company’s new corporate headquarters at some time in the future.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2012 and 2011, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average net sales per case)	Three-Months Ended March 31,
	2012	2011

Net sales	$454,605	$356,419
Case sales (192-ounce case equivalents)	44,396	34,681
Average net sales per case	$10.24	$10.28

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

Changes to our critical accounting policies are discussed in “Recent Accounting Pronouncements” below. There have been no other material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 did not have any impact on the Company’s financial position, results of operations or liquidity.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have any impact on the Company’s financial position, results of operations or liquidity.

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

•                 Any  proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”) or other governmental agencies;

•                 The outcome of the shareholder securities litigation filed against us and/or against certain of our officers and directors, and the possibility of other private litigation;

•                 The possibility of future shareholder derivative actions or shareholder securities litigation filed against us;

•                 The outcome of future auctions of auction rate securities and/or our ability to recover payments thereunder and/or the creditworthiness of issuers of our auction rate securities and/or our 2011 Put Option and/or their ability to make payment thereunder;

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

•               Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Java Monster® line of non-carbonated dairy based coffee + energy drinks and/or our Monster Energy Extra Strength Nitrous Technology®  drinks and/or our Peace Tea® iced teas and/or our Monster Rehab® energy drinks and/or our Worx Energy® energy shots;

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

•               Any disruption in and/or lack of effectiveness of our information technology systems that disrupts our business or negatively impacts customer relationships; and

•                 Recruitment and retention of senior management, other key employees and our employee base in general.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2011, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Our gross sales to customers outside of the United States were approximately 19% and 18% of consolidated gross sales for the three-months ended March 31, 2012 and 2011, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of March 31, 2012 to be significant. For the three-months ended March 31, 2012, we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

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

At March 31, 2012, we had $391.4 million in cash and cash equivalents and $441.5 million in short-term and long-term investments including U.S. Treasuries, certificates of deposit, municipal securities (which may have an auction reset feature), U.S. government agency securities and variable rate demand notes. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                           RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.                                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                      MINE SAFETY DISCLOSURES

Not applicable.

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

101*                                                                The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE COPORATION
Registrant

Date: May 10, 2012	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer