Form 10-Q
period 2012-06-30
Monster Beverage Corp
filed 2012-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 176,428,972 shares of common stock, par value $0.005 per share, outstanding as of July 25, 2012.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419,167	$359,331
Short-term investments	451,063	411,282
Trade accounts receivable, net	305,707	218,072
Distributor receivables	686	669
Inventories	199,053	155,613
Prepaid expenses and other current assets	19,414	20,912
Prepaid income taxes	2,739	370
Deferred income taxes	16,428	16,428
Total current assets	1,414,257	1,182,677

INVESTMENTS	20,873	23,194
PROPERTY AND EQUIPMENT, net	55,944	45,151
DEFERRED INCOME TAXES	56,002	58,576
INTANGIBLES, net	50,875	48,396
OTHER ASSETS	3,566	4,405
Total Assets	$1,601,517	$1,362,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$157,212	$113,446
Accrued liabilities	58,217	31,966
Accrued promotional allowances	61,416	87,746
Deferred revenue	12,062	11,583
Accrued compensation	7,857	10,353
Income taxes payable	3,068	10,996
Total current liabilities	299,832	266,090

DEFERRED REVENUE	113,756	117,151

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 200,873 shares issued and 176,421 outstanding as of June 30, 2012; 198,729 shares issued and 174,277 outstanding as of December 31, 2011	1,004	994
Additional paid-in capital	252,440	229,301
Retained earnings	1,354,539	1,168,644
Accumulated other comprehensive loss	(1,820)	(1,547)
Common stock in treasury, at cost; 24,452 shares as of June 30, 2012 and December 31, 2011, respectively	(418,234)	(418,234)
Total stockholders’ equity	1,187,929	979,158
Total Liabilities and Stockholders’ Equity	$1,601,517	$1,362,399

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2012 AND 2011

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET SALES	$592,640	$462,145	$1,047,245	$818,564

COST OF SALES	285,632	217,924	499,068	388,806

GROSS PROFIT	307,008	244,221	548,177	429,758

OPERATING EXPENSES	137,235	111,739	252,118	208,822

OPERATING INCOME	169,773	132,482	296,059	220,936

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(27)	624	(77)	627
(Loss) gain on investments and put options, net (Note 3)	(33)	(350)	363	(51)
Total other (expense) income	(60)	274	286	576

INCOME BEFORE PROVISION FOR INCOME TAXES	169,713	132,756	296,345	221,512

PROVISION FOR INCOME TAXES	59,918	48,508	110,450	82,221

NET INCOME	$109,795	$84,248	$185,895	$139,291

NET INCOME PER COMMON SHARE:
Basic	$0.62	$0.48	$1.06	$0.79
Diluted	$0.59	$0.45	$1.00	$0.74

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	176,186	176,950	175,509	177,402
Diluted	186,284	187,208	185,833	187,284

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2012 AND 2011

(In Thousands) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Net income, as reported	$109,795	$84,248	$185,895	$139,291
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	-	1,377	-	1,478
Foreign currency translation adjustments	(2,728)	(483)	(273)	245
Comprehensive income	$107,067	$85,142	$185,622	$141,014

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2012 AND 2011

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,895	$139,291
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	24	24
Depreciation and other amortization	10,069	7,671
Gain on disposal of property and equipment	(50)	(108)
Stock-based compensation	13,631	7,894
Loss (gain) on put option	1,225	(323)
(Gain) loss on investments, net	(1,586)	374
Deferred income taxes	2,574	-
Tax benefit from exercise of stock options	(2,922)	(1,144)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(87,833)	(86,953)
Distributor receivables	(17)	(260)
Inventories	(44,289)	(2,452)
Prepaid expenses and other current assets	640	(2,851)
Prepaid income taxes	(2,444)	9,737
Accounts payable	45,058	43,380
Accrued liabilities	25,260	12,518
Accrued promotional allowances	(24,609)	(7,049)
Accrued distributor terminations	(77)	(393)
Accrued compensation	(2,509)	(1,807)
Income taxes payable	(5,029)	9,028
Deferred revenue	(2,942)	(2,611)
Net cash provided by operating activities	110,069	123,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	316,474	182,317
Sales of available-for-sale investments	33,391	22,657
Sales of trading investments	16,540	14,600
Purchases of held-to-maturity investments	(397,278)	(228,249)
Purchases of available-for-sale investments	(5,002)	(11,874)
Purchases of property and equipment	(19,880)	(12,311)
Proceeds from sale of property and equipment	226	289
Additions to intangibles	(2,503)	(3,385)
Decrease in other assets	485	1,025
Net cash used in investing activities	(57,547)	(34,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,091)	(696)
Tax benefit from exercise of stock options	2,922	1,144
Issuance of common stock	6,437	11,308
Purchases of common stock held in treasury	-	(38,862)
Net cash provided by (used in) financing activities	8,268	(27,106)

Effect of exchange rate changes on cash and cash equivalents	(954)	1,426

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,836	63,355
CASH AND CASH EQUIVALENTS, beginning of period	359,331	354,842
CASH AND CASH EQUIVALENTS, end of period	$419,167	$418,197

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$28	$31
Income taxes	$115,311	$63,415

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2012 AND 2011

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.1 million and $1.8 million for the six-months ended June 30, 2012 and 2011, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2012 and 2011 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

As disclosed in the Company’s Form 10-K, management concluded that its presentation of accounts receivable, net of certain promotional allowances as of December 31, 2010, should be adjusted to present such receivables and accrued expenses on a gross basis with regard to those customers for which the Company does not allow net settlement. Such adjustment did not change total net cash provided by operating activities in the condensed consolidated statement of cash flows for the six-months ended June 30, 2011. However, the following line items within net cash flows from operating activities were adjusted for the six-months ended June 30, 2011 (cash used in operating activities in parentheses); (i) accounts receivable by ($25.7) million; (ii) accounts payable by $28.4 million; (iii) accrued liabilities by $4.4 million; and (iv) accrued promotional allowances by ($7.1) million. See Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion of the Company’s promotional allowances.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$15,325	$–	$–	$15,325	$–	$–
Certificates of deposit	38,087	–	–	38,087	–	–
Municipal securities	343,100	–	124	342,976	124	–
U.S. government agency securities	23,992	–	–	23,992	–	–
Available-for-sale
Short-term:
Variable rate demand notes	30,559	–	–	30,559	–	–
Long-term:
Auction rate securities	3,310	–	–	3,310	–	–
Total	$454,373	$–	$124	454,249	$124	$–
Trading
Short-term:
Auction rate securities				–
Long-term:
Auction rate securities				17,563
Total				$471,812

December 31, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$8,034	$5	$—	$8,039	$—	$—
Certificates of deposit	29,034	1	—	29,035	—	—
Corporate bonds	2,022	—	—	2,022	—	—
Municipal securities	284,605	—	64	284,541	64	—
U.S. government agency securities	16,005	2	—	16,007	—	—
Available-for-sale
Short-term:
Variable rate demand notes	58,924	—	—	58,924	—	—
Long-term:
Auction rate securities	3,320	—	—	3,320	—	—
Total	$401,944	$8	$64	401,888	$64	$—
Trading
Short-term:
Auction rate securities				12,658
Long-term:
Auction rate securities				19,874
Total				$434,420

During the three- and six-months ended June 30, 2012 and the year ended December 31, 2011, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognized a net (loss) gain through earnings on its trading securities as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
(Loss) on transfer from available-for-sale to trading	$-	$(2,439)	$-	$(2,439)
Gain on trading securities sold	54	1,919	1,088	2,046
(Loss) gain on trading securities held	(255)	(133)	498	19
(Loss) gain on trading securites	$(201)	$(653)	$1,586	$(374)

The Company’s investments at June 30, 2012 and December 31, 2011 in U.S. Treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and variable rate demand notes (“VRDNs”) carry investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven day, settlement basis.  A portion of the Company’s investments at June 30, 2012 and December 31, 2011 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carry investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2012		December 31, 2011

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$15,325	$15,325	$8,034	$8,039
Certificates of deposit	38,087	38,087	29,034	29,035
Corporate bonds	-	-	2,022	2,022
Municipal securities	343,100	342,976	284,605	284,541
U.S. government agency securities	23,992	23,992	16,005	16,007
Due 1 - 10 years:
Variable rate demand notes	900	900	5,775	5,775
Due 11 - 20 years:
Variable rate demand notes	6,801	6,801	12,716	12,716
Auction rate securities	4,571	4,571	5,158	5,158
Due 21 - 30 years:
Variable rate demand notes	15,082	15,082	27,902	27,902
Auction rate securities	16,302	16,302	25,134	25,134
Due 31 - 40 years:
Variable rate demand notes	7,776	7,776	12,532	12,532
Auction rate securities	-	-	5,559	5,559
Total	$471,936	$471,812	$434,476	$434,420

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2012	Level 1	Level 2	Level 3	Total
Cash	$67,428	$-	$-	$67,428
Money market funds	285,198	-	-	285,198
U.S. Treasuries	15,325	-	-	15,325
Certificates of deposit	-	63,282	-	63,282
Municipal securities	-	384,446	-	384,446
U.S. government agency securities	-	23,992	-	23,992
Variable rate demand notes	-	30,559	-	30,559
Auction rate securities	-	-	20,873	20,873
Put option related to auction rate securities	-	-	1,816	1,816
Total	$367,951	$502,279	$22,689	$892,919

Amounts included in:
Cash and cash equivalents	$352,626	$66,541	$-	$419,167
Short-term investments	15,325	435,738	-	451,063
Investments	-	-	20,873	20,873
Other assets	-	-	1,816	1,816
Total	$367,951	$502,279	$22,689	$892,919

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash	$81,879	$-	$-	$81,879
Money market funds	230,029	-	-	230,029
U.S. Treasuries	8,034	-	-	8,034
Certificates of deposit	-	69,078	-	69,078
Corporate bonds	-	2,022	-	2,022
Municipal securities	-	291,984	-	291,984
U.S. government agency securities	-	16,005	-	16,005
Variable rate demand notes	-	58,924	-	58,924
Auction rate securities	-	-	35,852	35,852
Put options related to auction rate securities	-	-	3,041	3,041
Total	$319,942	$438,013	$38,893	$796,848

Amounts included in:
Cash and cash equivalents	$311,908	$47,423	$-	$359,331
Short-term investments	8,034	390,590	12,658	411,282
Investments	-	-	23,194	23,194
Prepaid expenses and other current assets	-	-	873	873
Other assets	-	-	2,168	2,168
Total	$319,942	$438,013	$38,893	$796,848

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds and U.S. Treasuries, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a valuation model which utilized vendor pricing for similar securities. There were no transfers between Level 1 and Level 2 measurements during the three- and six-months ended June 30, 2012, and there were no changes in the Company’s valuation techniques.

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the three- and six-months ended June 30, 2012.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of June 30, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction Rate Securities:
Trading	Discounted cash flow	Maximum rate probability	0.35%-1.62% (0.89%)
		Principal returned probability	86.51%-95.54% (87.55%)
		Default probability	3.98%-12.14% (11.57%)
		Liquidity risk	3.50%-3.50% (3.50%)
		Recovery rate	60-60 (60)
Auction Rate Securities:
Available-for-sale	Market comparable bonds	Market price	54-64 (60)

Put Options	Discounted cash flow	Counterparty risk	1.92%-2.69% (2.31%)

At June 30, 2012, the Company held auction rate securities with a face value of $28.3 million (amortized cost basis of $20.9 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2012 resulting in a fair value of $3.3 million for the Company’s available-for-sale auction rate securities (after a $5.0 million impairment) and $17.6 million for the Company’s trading auction rate securities (after a $2.4 million impairment), which are included in long-term investments.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the six-months ended June 30, 2012, $0.8 million of 2011 ARS Securities were redeemed through normal market channels ($3.7 million of par value 2011 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2011). The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of June 30, 2012, the Company recorded $1.8 million as the fair market value of the 2011 Put Option, included in other assets in the condensed consolidated balance sheet.

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

The Company holds additional auction rate securities that do not have a related put option.  These auction rate securities continue to be classified as available-for-sale securities.  The Company intends to retain such investments until the earlier of the recovery in market value or maturity.

The net effect of (i) the revaluation of the 2011 Put Option and the 2010 Put Option as of June 30, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of June 30, 2012; (iii) the redemption at par of certain 2011 ARS Securities; (iv) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a (loss) gain of ($0.03) million and $0.4 million, which is included in other (expense) income for the three- and six-months ended June 30, 2012, respectively. The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the 2011 Put Option and the 2010 Put Option as of June 30, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of the Company’s trading auction rate securities as of June 30, 2011; (v) the redemption at par of certain 2010 ARS Securities, including those redeemed through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.3) million and ($0.1) million included in other (expense) income for the three- and six-months ended June 30, 2011, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended June 30, 2012		Three-Months Ended June 30, 2011
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$21,864	$1,649	$67,644	$3,788
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total (losses) gains for the period:
Included in earnings	(201)	167	(652)	303
Included in other comprehensive income	-	-	2,244	-
Settlements	(790)	-	(13,600)	-
Closing Balance	$20,873	$1,816	$55,636	$4,091

	Six-Months Ended June 30, 2012		Six-Months Ended June 30, 2011
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$35,852	$3,041	$68,252	$3,768
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	1,586	(1,225)	(374)	323
Included in other comprehensive income	-	-	2,408	-
Settlements	(16,565)	-	(14,650)	-
Closing Balance	$20,873	$1,816	$55,636	$4,091

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2012	December 31, 2011
Raw materials	$57,044	$51,103
Finished goods	142,009	104,510
	$199,053	$155,613

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	June 30, 2012	December 31, 2011
Land	$3,923	$3,626
Leasehold improvements	2,264	2,132
Furniture and fixtures	2,086	2,000
Office and computer equipment	7,415	6,727
Computer software	9,344	9,303
Equipment	40,247	33,286
Buildings	12,542	3,211
Vehicles	24,447	21,827
	102,268	82,112
Less: accumulated depreciation and amortization	(46,324)	(36,961)
	$55,944	$45,151

7.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	June 30, 2012	December 31, 2011
Amortizing intangibles	$1,059	$1,059
Accumulated amortization	(528)	(504)
	531	555
Non-amortizing intangibles	50,344	47,841
	$50,875	$48,396

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended June 30, 2012 and 2011, respectively. Amortization expense was $0.02 million for both the six-months ended June 30, 2012 and 2011, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.9 million and $2.1 million for the three-months ended June 30, 2012 and 2011, respectively.  Revenue recognized was $4.4 million and $3.9 million for the six-months ended June 30, 2012 and 2011, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments aggregating approximately $50.4 million at June 30, 2012, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company has contractual obligations aggregating approximately $88.8 million at June 30, 2012, which are related primarily to sponsorships and other marketing activities.

The Company has operating lease commitments aggregating approximately $16.6 million at June 30, 2012, which are related primarily to warehouse and office space.

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

Litigation — In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky® beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010.  On January 27, 2012, the parties entered into a settlement agreement on terms acceptable to the Company. On June 1, 2012, the District Court granted final approval of the settlement and entered judgment.  On June 26, 2012, an objector to the settlement filed a notice appealing the District Court’s judgment, which is now pending in the Ninth Circuit Court of Appeals. The Company does not believe that the settlement or the pending appeal will have a material adverse effect on the Company’s financial position or results of operations.

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

State Attorney General Inquiry — In July 2012, the Company received a subpoena from a state attorney general in connection with an investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand of energy drinks. As the investigation is in an early stage, it is unknown what, if any, action the state attorney general may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

10.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(1,820)	$(1,547)
Total accumulated other comprehensive loss	$(1,820)	$(1,547)

11.                            TREASURY STOCK PURCHASE

On October 12, 2011, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “2011 Repurchase Plan”). No shares have been repurchased under the 2011 Repurchase Plan as of June 30, 2012.

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

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2012: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $7.1 million and $4.1 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended June 30, 2012 and 2011, respectively.  The Company recorded $13.6 million and $7.9 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the six-months ended June 30, 2012 and 2011, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2012 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	47.6%	53.6%	48.1%	54.8%
Risk-free interest rate	0.9%	1.7%	0.9%	1.9%
Expected term	5.4 Years	5.8 Years	5.5 Years	6.0 Years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	18,569	$8.57	4.1	$696,371
Granted 01/01/12 - 03/31/12	120	$57.45
Granted 04/01/12 - 06/30/12	65	$66.43
Exercised	(2,137)	$3.01
Cancelled or forfeited	(135)	$20.06
Outstanding at June 30, 2012	16,482	$9.78	4.0	$1,012,344
Vested and expected to vest in the future at June 30, 2012	15,953	$9.24	3.9	$988,394
Exercisable at June 30, 2012	13,113	$6.37	3.1	$850,109

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2012 and 2011 was $28.88 per share and $17.78 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2012 and 2011 was $26.68 per share and $16.56 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2012 and 2011 was $12.3 million and $7.0 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2012 and 2011 was $119.7 million and $9.5 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2012 and 2011 was approximately $3.7 million and $7.1 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2012 and 2011 was approximately $6.4 million and $11.3 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the three-months ended June 30, 2012 and 2011 was $2.4 million and $1.0 million, respectively.  The excess tax benefit realized for tax deductions from non-qualified stock option exercises and disqualifying dispositions of incentive stock options for the six-months ended June 30, 2012 and 2011 was $2.9 million and $1.1 million, respectively.

At June 30, 2012, there was $36.0 million of total unrecognized compensation expense related to non-vested options granted under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the six-months ended June 30, 2012 and the year ended December 31, 2011 were not material.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	724	$41.66
Granted 01/01/12 - 03/31/12	91	$57.45
Granted 04/01/12 - 06/30/12	60	$69.98
Vested	(26)	$35.60
Forfeited/cancelled	-	$-
Non-vested at June 30, 2012	849	$45.55

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended June 30, 2012 and 2011 was $69.98 and $35.88, respectively. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the six-months ended June 30, 2012 and 2011 was $62.47 and $35.88, respectively. As of June 30, 2012, 0.7 million restricted stock units and restricted stock awards are expected to vest in the future.

At June 30, 2012, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $29.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2012:

Gross Unrealized Tax Benefits
Balance at December 31, 2011	$1,910
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	(1,505)
Balance at June 30, 2012	$405

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2012, the Company had accrued approximately $0.2 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant.

It is expected that the amount of unrecognized tax benefits will change within the next 12 months. However, the Company does not expect the change to have a significant impact on its financial position, results of operations or liquidity.

On February 10, 2011, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2009 and 2008. The examination was completed in April 2012 with no material adjustments. The Company is also currently under examination by certain state jurisdictions.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. Federal income tax returns are subject to IRS examination for the 2010 and 2011 tax years. State income tax returns are subject to examination for the 2007 through 2011 tax years.

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average shares outstanding:
Basic	176,186	176,950	175,509	177,402
Dilutive securities	10,098	10,258	10,324	9,882
Diluted	186,284	187,208	185,833	187,284

For the three-months ended June 30, 2012 and 2011, options outstanding totaling 0.2 million and 0.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2012 and 2011, options outstanding totaling 0.2 million and 0.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended June 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$568,026	$24,614	$-	$592,640
Contribution margin	195,770	1,621	-	197,391
Corporate and unallocated expenses	-	-	(27,618)	(27,618)
Operating income				169,773
Other (expense) income	167	-	(227)	(60)
Income before provision for income taxes				169,713
Depreciation and amortization	(3,910)	(27)	(1,176)	(5,113)
Trademark amortization	-	(11)	(1)	(12)

	Three-Months Ended June 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$436,656	$25,489	$-	$462,145
Contribution margin	150,456	1,403	-	151,859
Corporate and unallocated expenses	-	-	(19,377)	(19,377)
Operating income				132,482
Other (expense) income	(21)	-	295	274
Income before provision for income taxes				132,756
Depreciation and amortization	(3,072)	(20)	(999)	(4,091)
Trademark amortization	-	(11)	(1)	(12)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $27.6 million for the three-months ended June 30, 2012 and included $17.9 million of payroll costs, of which $7.1 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.4 million attributable to professional service expenses, including accounting and legal costs, and $5.3 million of other operating expenses.  Corporate and unallocated expenses were $19.4 million for the three-months ended June 30, 2011 and included $12.3 million of payroll costs, of which $4.1 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $3.4

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

million attributable to professional service expenses, including accounting and legal costs, and $3.7 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Coca-Cola Refreshments, a customer of the DSD segment, accounted for approximately 28% and 30% of the Company’s net sales for the three-months ended June 30, 2012 and 2011, respectively.

Net sales to customers outside the United States amounted to $124.4 million and $78.1 million for the three-months ended June 30, 2012 and 2011, respectively. Such sales were approximately 21.0% and 16.9% of net sales for the three-months ended June 30, 2012 and 2011, respectively.

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Six-Months Ended June 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$999,208	$48,037	$-	$1,047,245
Contribution margin	344,862	3,779	-	348,641
Corporate and unallocated expenses	-	-	(52,582)	(52,582)
Operating income				296,059
Other (expense) income	267	-	19	286
Income before provision for income taxes				296,345
Depreciation and amortization	(7,693)	(55)	(2,321)	(10,069)
Trademark amortization	-	(22)	(2)	(24)

	Six-Months Ended June 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$771,378	$47,186	$-	$818,564
Contribution margin	260,531	1,063	-	261,594
Corporate and unallocated expenses	-	-	(40,658)	(40,658)
Operating income				220,936
Other (expense) income	(8)	-	584	576
Income before provision for income taxes				221,512
Depreciation and amortization	(5,617)	(37)	(2,017)	(7,671)
Trademark amortization	-	(22)	(2)	(24)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $52.6 million for the six-months ended June 30, 2012 and included $35.5 million of payroll costs, of which $13.6 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $7.1 million attributable to professional service expenses, including accounting and legal costs, and $10.0 million of other operating expenses.  Corporate and unallocated expenses were $40.7 million for the six-months ended June 30, 2011 and included $25.0 million of payroll costs, of which $7.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $8.6 million attributable to professional service expenses, including accounting and legal costs, and $7.1 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Coca-Cola Refreshments, a customer of the DSD segment, accounted for approximately 29% of the Company’s net sales for both the six-months ended June 30, 2012 and 2011.

Net sales to customers outside the United States amounted to $203.5 million and $133.5 million for the six-months ended June 30, 2012 and 2011, respectively. Such sales were approximately 19.4% and 16.3% of net sales for the six-months ended June 30, 2012 and 2011, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
Product Line	2012	2011	2012	2011
Energy drinks	$550,561	$425,060	$969,473	$752,702
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	30,031	25,534	54,284	44,478
Carbonated (primarily soda beverages)	8,765	8,616	16,426	15,885
Other	3,283	2,935	7,062	5,499
	$592,640	$462,145	$1,047,245	$818,564

16.                            RELATED PARTY TRANSACTIONS

A director of the Company was a partner in a law firm (the director resigned from the law firm effective July 10, 2011) that serves as counsel to the Company. Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended June 30, 2012 and 2011 were $0.4 million and $2.1 million, respectively. Expenses incurred in connection with services rendered by such firm to the Company during the six-months ended June 30, 2012 and 2011 were $1.0 million and $3.3 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2012 and 2011 were $0.1 million and $0.2 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2012 and 2011 were $0.2 million and $0.4 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

Monster Beverage Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200. When this report uses the words “the Company”, “Hansen Natural Corporation”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

· Monster Energy®	· Hansen’s®
· Monster Rehab®	· Hansen’s Natural Soda®
· Monster Energy Extra Strength Nitrous Technology®	· Junior Juice®
· Java Monster®	· Blue Sky®
· X-Presso Monster®	· Hubert’s®
· Worx Energy®	· Vidration®
· Peace Tea®

Our Monster Energy® drinks, which represented 92.5% and 91.1% of our net sales for the three-months ended June 30, 2012 and 2011, respectively, include the following:

· Monster Energy®	· Java Monster® Kona Blend
· Lo-Carb Monster Energy®	· Java Monster® Loca Moca®
· Monster Energy® Assault®	· Java Monster® Mean Bean®
· Monster Khaos®	· Java Monster® Vanilla Light
· Monster M-80® (named “RIPPER” in certain countries)	· Java Monster® Irish Blend®
· Monster MIXXD®	· Java Monster® Toffee
· Monster Energy® Absolutely Zero	· Monster Energy Extra Strength Nitrous Technology® Super Dry™
· Monster Energy® Import
· Monster Energy® Import Light	· Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
· Monster Energy® Dub Edition
· Monster Rehab® Tea + Lemonade + Energy	· Monster Energy Extra Strength Nitrous Technology® Killer B®
· Monster Rehab® Rojo Tea + Energy
· Monster Rehab® Green Tea + Energy	· Monster Energy Extra Strength Nitrous Technology® Black Ice™
· Monster Rehab® Protean + Energy
· Monster Rehab® Tea + Orangeade + Energy	· X-Presso Monster® Hammer
· M3® Monster Energy® Super Concentrate	· X-Presso Monster® Midnite
· Übermonster™ Energy Brew

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

During the six-months ended June 30, 2012, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the six-months ended June 30, 2012, we introduced the following products:

·	Monster Rehab® Tea + Orangeade + Energy, a non-carbonated rehydration energy drink (February 2012).
·	Übermonster™ Energy Brew, a non-alcoholic energy drink manufactured using a brewed fermentation process (February 2012).
·	Hansen’s® Coconut Water, in original and tropical flavors, packaged in re-sealable Tetra Prisma boxes (March 2012).

Our gross sales (as defined below) of $678.9 million for the three-months ended June 30, 2012 represented record sales for our second fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $631.9 million for the three-months ended June 30, 2012, an increase of $147.5 million, or 97.4% of our overall increase in gross sales for the three-months ended June 30, 2012. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 1% for the three-months ended June 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. We estimate that our gross sales for the three-months ended June 30, 2012 were positively impacted by approximately 1% due to initial inventory purchases by our distributor in Japan for the launch of the Monster Energy® brand in Japan during the second quarter of 2012.

Our DSD segment represented 95.8% and 94.5% of our consolidated net sales for the three-months ended June 30, 2012 and 2011, respectively. Our Warehouse segment represented 4.2% and 5.5% of our consolidated net sales for the three-months ended June 30, 2012 and 2011, respectively. Our DSD segment represented 95.4% and 94.2% of our consolidated net sales for the six-months ended June 30, 2012 and 2011, respectively. Our Warehouse segment represented 4.6% and 5.8% of our consolidated net sales for the six-months ended June 30, 2012 and 2011, respectively.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $153.4 million and $102.6 million for the three-months ended June 30, 2012 and 2011, respectively. Such sales were approximately 23% and 19% of gross sales for the three-months ended June 30, 2012 and 2011, respectively. Gross sales to customers outside the United States amounted to $254.0 million and $175.4 million for the six-months ended June 30, 2012 and 2011, respectively. Such sales were approximately 21% and 19% of gross sales for the six-months ended June 30, 2012 and 2011, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and six-months ended June 30, 2012 and 2011 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Full service distributors	62%	64%	63%	65%
Club stores, drug chains & mass merchandisers	9%	10%	9%	10%
Outside the U.S.	23%	19%	21%	19%
Retail grocery, specialty chains and wholesalers	4%	4%	4%	4%
Other	2%	3%	3%	2%

Our customers include Coca-Cola Refreshments (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers, Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. distributors, certain bottlers of the Coca-Cola Hellenic group, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 28% and 30% of our net sales for the three-months ended June 30, 2012 and 2011, respectively. CCR accounted for approximately 29% of our net sales for both the six-months ended June 30, 2012 and 2011.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2012 and 2011, respectively.

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11
Gross sales, net of discounts & returns *	$678,852	$527,519	28.7%	$1,196,165	$935,112	27.9%
Less: Promotional and other allowances**	86,212	65,374	31.9%	148,920	116,548	27.8%
Net sales	592,640	462,145	28.2%	1,047,245	818,564	27.9%
Cost of sales	285,632	217,924	31.1%	499,068	388,806	28.4%
Gross profit***	307,008	244,221	25.7%	548,177	429,758	27.6%
Gross profit margin as a percentage of net sales	51.8%	52.8%		52.3%	52.5%

Operating expenses	137,235	111,739	22.8%	252,118	208,822	20.7%
Operating expenses as a percentage of net sales	23.2%	24.2%		24.1%	25.5%

Operating income	169,773	132,482	28.1%	296,059	220,936	34.0%
Operating income as a percentage of net sales	28.6%	28.7%		28.3%	27.0%

Other (expense) income:
Interest and other (expense) income, net	(27)	624	(104.3%)	(77)	627	(112.3%)
(Loss) gain on investments and put options, net	(33)	(350)	(90.6%)	363	(51)	(811.8%)
Total other (expense) income	(60)	274	(121.9%)	286	576	(50.3%)

Income before provision for income taxes	169,713	132,756	27.8%	296,345	221,512	33.8%

Provision for income taxes	59,918	48,508	23.5%	110,450	82,221	34.3%

Net income	$109,795	$84,248	30.3%	$185,895	$139,291	33.5%
Net income as a percentage of net sales	18.5%	18.2%		17.8%	17.0%

Net income per common share:
Basic	$0.62	$0.48	30.9%	$1.06	$0.79	34.9%
Diluted	$0.59	$0.45	31.0%	$1.00	$0.74	34.5%

Case sales (in thousands) (in 192-ounce case equivalents)	57,525	44,272	29.9%	101,921	78,954	29.1%

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

Results of Operations for the Three-Months Ended June 30, 2012 Compared to the Three-Months Ended June 30, 2011

Gross Sales. Gross sales were $678.9 million for the three-months ended June 30, 2012, an increase of approximately $151.3 million, or 28.7% higher than gross sales of $527.5 million for the three-months ended June 30, 2011. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $147.5 million, or 97.4%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended June 30, 2012. Promotional and other allowances, as described in the footnote above, were $86.2 million for the three-months ended June 30, 2012, an increase of $20.8 million, or 31.9% higher than promotional and other allowances of $65.4 million for the three-months ended June 30, 2011. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.4% for the three-months ended June 30, 2012 and 2011, respectively. As a result, the percentage increase in gross sales for the three-months ended June 30, 2012 was higher than the percentage increase in net sales.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 1% for the three-months ended June 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. We estimate that our gross sales for the three-months ended June 30, 2012 were positively impacted by approximately 1% due to initial inventory purchases by our distributor in Japan for the launch of the Monster Energy® brand in Japan during the second quarter of 2012.

Net Sales. Net sales were $592.6 million for the three-months ended June 30, 2012, an increase of approximately $130.5 million, or 28.2% higher than net sales of $462.1 million for the three-months ended June 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $127.4 million, or 97.6%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2012.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 1% for the three-months ended June 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. We estimate that our net sales for the three-months ended June 30, 2012 were positively impacted by approximately 1% due to initial inventory purchases by our distributor in Japan for the launch of the Monster Energy® brand in Japan during the second quarter of 2012.

Case sales, in 192-ounce case equivalents, were 57.5 million cases for the three-months ended June 30, 2012, an increase of approximately 13.3 million cases or 29.9% higher than case sales of 44.3 million cases for the three-months ended June 30, 2011. The overall average net sales per case decreased to $10.30 for the three-months ended June 30, 2012, which was 1.3% lower than the average net sales per case of $10.44 for the three-months ended June 30, 2011. The lower overall average net sales per case was primarily due to increased promotional and other allowances as a percentage of gross sales, product and geographic mix.

Net sales for the DSD segment were $568.0 million for the three-months ended June 30, 2012, an increase of approximately $131.4 million, or 30.1% higher than net sales of $436.7 million for the three-months ended June 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $127.4 million, or 97.0%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended June 30, 2012.

Net sales for the Warehouse segment were $24.6 million for the three-months ended June 30, 2012, a decrease of approximately $0.9 million, or 3.4% lower than net sales of $25.5 million for the three-months ended June 30, 2011.

Gross Profit.  Gross profit was $307.0 million for the three-months ended June 30, 2012, an increase of approximately $62.8 million, or 25.7% higher than the gross profit of $244.2 million for the three-months ended June 30, 2011. Gross profit as a percentage of net sales decreased to 51.8% for the three-months ended June 30, 2012 from 52.8% for the three-months ended June 30, 2011.  The increase in gross profit dollars was primarily the result of the $147.5 million increase in gross sales of our Monster Energy® brand energy drinks. The decrease in gross profit as a percentage of net sales was largely attributable to geographic mix, increased promotional and other allowances as a percentage of gross sales and production variances and product damages primarily in connection with Japan and Korea.

Operating Expenses.  Total operating expenses were $137.2 million for the three-months ended June 30, 2012, an increase of approximately $25.5 million, or 22.8% higher than total operating expenses of $111.7 million for the three-months ended June 30, 2011. The increase in operating expenses was partially attributable to increased payroll expenses of $6.9 million (of which $2.9 million was related to an increase in stock-based compensation), increased expenditures of $6.6 million for sponsorships and endorsements, increased out-bound freight and warehouse costs of $5.4 million, increased expenditures of $2.5 million for allocated trade development and increased expenditures of $1.9 million for merchandise displays.  The increase in operating expenses was partially offset by decreased expenditures of $2.4 million for advertising. Total operating expenses as a percentage of net sales was 23.2% for the three-months ended June 30, 2012, compared to 24.2% for the three-months ended June 30, 2011.

Contribution Margin.  Contribution margin for the DSD segment was $195.8 million for the three-months ended June 30, 2012, an increase of approximately $45.3 million, or 30.1% higher than contribution margin of $150.5 million for the three-months ended June 30, 2011. The increase in the contribution margin for the DSD segment was primarily the result of the $147.5 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $1.6 million for the three-months ended June 30, 2012, approximately $0.2 million higher than contribution margin of $1.4 million for the three-months ended June 30, 2011. The increase in the contribution margin for the Warehouse segment was primarily attributable to an increase in gross profit.

Operating Income.  Operating income was $169.8 million for the three-months ended June 30, 2012, an increase of approximately $37.3 million, or 28.1% higher than operating income of $132.5 million for the three-months ended June 30, 2011. Operating income as a percentage of net sales was similar for the three-months ended June 30, 2012 and June 30, 2011.  The increase in operating income was primarily due to an increase in gross profit of $62.8 million, partially offset by a $25.5 million increase in operating expenses. Operating income was negatively affected by combined operating losses of $2.6 million and $5.8 million for the three-months ended June 30, 2012 and 2011, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) was ($0.1) million for the three-months ended June 30, 2012, as compared to other income of $0.3 million for the three-months ended June 30, 2011. Foreign currency losses of ($0.5) million were partially offset by interest income of $0.4 million for the three-months ended June 30, 2012.

Provision for Income Taxes.  Provision for income taxes was $59.9 million for the three-months ended June 30, 2012, an increase of $11.4 million or 23.5% higher than the provision for income taxes of $48.5 million for the three-months ended June 30, 2011.  The effective combined federal, state and foreign tax rate decreased to 35.3% from 36.5% for the three-months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate was primarily the result of the recognition of previously unrecognized tax benefits due to the completion of an Internal Revenue Service (“IRS”) audit for certain prior tax years.

Net Income.  Net income was $109.8 million for the three-months ended June 30, 2012, an increase of $25.5 million or 30.3% higher than net income of $84.2 million for the three-months ended June 30, 2011. The increase in net income was primarily attributable to an increase in gross profit of $62.8 million. The increase in net income was partially offset by an increase in operating expenses of $25.5 million and an increase in the provision for income taxes of $11.4 million.

Results of Operations for the Six-Months Ended June 30, 2012 Compared to the Six-Months Ended June 30, 2011

Gross Sales. Gross sales were $1,196.2 million for the six-months ended June 30, 2012, an increase of approximately $261.1 million, or 27.9% higher than gross sales of $935.1 million for the six-months ended June 30, 2011. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $253.5 million, or 97.1%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the six-months ended June 30, 2012. Promotional and other allowances, as described in the footnote above, were $148.9 million for the six-months ended June 30, 2012, an increase of $32.4 million, or 27.8% higher than promotional and other allowances of $116.5 million for the six-months ended June 30, 2011. Promotional and other allowances as a percentage of gross sales was 12.5% for both the six-months ended June 30, 2012 and 2011. As a result, the percentage increase in gross sales for the six-months ended June 30, 2012 was the same as the percentage increase in net sales.

Net Sales. Net sales were $1,047.2 million for the six-months ended June 30, 2012, an increase of approximately $228.7 million, or 27.9% higher than net sales of $818.6 million for the six-months ended June 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $217.9 million, or 95.3%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2012.

Case sales, in 192-ounce case equivalents, were 101.9 million cases for the six-months ended June 30, 2012, an increase of approximately 23.0 million cases or 29.1% higher than case sales of 79.0 million cases for the six-months ended June 30, 2011. The overall average net sales per case decreased slightly to $10.28 for the six-months ended June 30, 2012, which was 0.9% lower than the average net sales per case of $10.37 for the six-months ended June 30, 2011.

Net sales for the DSD segment were $999.2 million for the six-months ended June 30, 2012, an increase of approximately $227.8 million, or 29.5% higher than net sales of $771.4 million for the six-months ended June 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $217.9 million, or 95.7%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the six-months ended June 30, 2012.

Net sales for the Warehouse segment were $48.0 million for the six-months ended June 30, 2012, an increase of approximately $0.9 million, or 1.8% higher than net sales of $47.2 million for the six-months ended June 30, 2011.

Gross Profit.  Gross profit was $548.2 million for the six-months ended June 30, 2012, an increase of approximately $118.4 million, or 27.6% higher than the gross profit of $429.8 million for the six-months ended June 30, 2011. Gross profit as a percentage of net sales decreased to 52.3% for the six-months ended June 30, 2012 from 52.5% for the six-months ended June 30, 2011.  The increase in gross profit dollars was primarily the result of the $253.5 million increase in gross sales of our Monster Energy® brand energy drinks.

Operating Expenses.  Total operating expenses were $252.1 million for the six-months ended June 30, 2012, an increase of approximately $43.3 million, or 20.7% higher than total operating expenses of $208.8 million for the six-months ended June 30, 2011. The increase in operating expenses was partially attributable to increased payroll expenses of $14.0 million (of which $5.7 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $10.5 million, increased expenditures of $10.0 million for sponsorships and endorsements, increased expenditures of $5.5 million for allocated trade development, increased expenditures of $3.0 million for premiums and increased expenditures of $2.7 million for merchandise displays. The increase in operating expenses was partially offset by decreased expenditures of $6.1 million for advertising and a $2.3 million insurance reimbursement related to legal fees incurred in prior periods. Total operating expenses as a percentage of net sales was 24.1% for the six-months ended June 30, 2012, compared to 25.5% for the six-months ended June 30, 2011.

Contribution Margin.  Contribution margin for the DSD segment was $344.9 million for the six-months ended June 30, 2012, an increase of approximately $84.3 million, or 32.4% higher than contribution margin of $260.5 million for the six-months ended June 30, 2011. The increase in the contribution margin for the DSD segment was primarily the result of the $253.5 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $3.8 million for the six-months ended June 30, 2012, approximately $2.7 million higher than contribution margin of $1.1 million for the six-months ended June 30, 2011. The increase in the contribution margin for the Warehouse segment was primarily attributable to decreased promotional and other allowances and lower operating expenses.

Operating Income.  Operating income was $296.1 million for the six-months ended June 30, 2012, an increase of approximately $75.1 million, or 34.0% higher than operating income of $220.9 million for the six-months ended June 30, 2011. Operating income as a percentage of net sales increased to 28.3% for the six-months ended June 30, 2012 from 27.0% for the six-months ended June 30, 2011.  The increase in operating income was primarily due to an increase in gross profit of $118.4 million, partially offset by a $43.3 million increase in operating expenses. The increase in operating income as a percentage of net sales was primarily due to a decrease in operating expenses as a percentage of net sales. Operating income was negatively affected by combined operating losses of $6.8 million and $9.0 million for the six-months ended June 30, 2012 and 2011, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) income was $0.3 million for the six-months ended June 30, 2012, a decrease of $0.3 million from $0.6 million for the six-months ended June 30, 2011.

Provision for Income Taxes.  Provision for income taxes was $110.5 million for the six-months ended June 30, 2012, an increase of $28.2 million or 34.3% higher than the provision for income taxes of $82.2 million for the six-months ended June 30, 2011.  The effective combined federal, state and foreign tax rate increased to 37.3% from 37.1% for the six-months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily the result of the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary during the three-months ended March 31, 2012 and the tax rate differences between the different jurisdictions on certain intercompany charges. This increase was partially offset by the recognition of the previously unrecognized tax benefits due to the completion of an IRS audit.

Net Income.  Net income was $185.9 million for the six-months ended June 30, 2012, an increase of $46.6 million or 33.5% higher than net income of $139.3 million for the six-months ended June 30, 2011. The increase in net income was primarily attributable to an increase in gross profit of $118.4 million. The increase in net income was partially offset by an increase in operating expenses of $43.3 million and an increase in the provision for income taxes of $28.2 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $110.1 million for the six-months ended June 30, 2012, as compared with net cash provided by operating activities of $124.0 million for the six-months ended June 30, 2011.  For the six-months ended June 30, 2012, cash provided by operating activities was primarily attributable to net income earned of $185.9 million and adjustments for certain non-cash expenses consisting of $13.6 million of stock-based compensation, $10.1 million of depreciation and other amortization, a $2.6 million decrease in deferred income taxes and a $1.2 million loss on put options. For the six-months ended June 30, 2012, cash provided by operating activities also increased due to a $45.1 million increase in accounts payable and a $25.3 million increase in accrued liabilities. For the six-months ended June 30, 2012, cash provided by operating activities was reduced due to a $87.8 million increase in accounts receivable, a $44.3 million increase in inventory, a $24.6 million decrease in accrued promotional allowances, a $5.0 million decrease in income taxes payable, a $2.9 million decrease in deferred revenue, a $2.9 million increase in tax benefit from the exercise of stock options, a $2.5 million decrease in accrued compensation, a $2.4 million increase in prepaid income taxes and a $1.6 million gain on investments. For the six-months ended June 30, 2011, cash provided by operating activities was primarily attributable to net income earned of $139.3 million and adjustments for certain non-cash expenses consisting of $7.9 million of stock-based compensation and $7.7 million of depreciation and other amortization. For the six-months ended June 30, 2011, cash provided by operating activities also increased due to a $43.4 million increase in accounts payable, a $9.7 million decrease in prepaid income taxes, a $9.0 million increase in income taxes payable and a $12.5 million increase in accrued liabilities. For the six-months ended June 30, 2011, cash provided by operating activities was reduced due to an $87.0 million increase in accounts receivable, a $7.0 million decrease in accrued promotional allowances, a $2.9 million increase in prepaid expenses and other current assets, a $2.6 million decrease in deferred revenue, a $2.5 million increase in inventory, a $1.8 million decrease in accrued compensation and a $1.1 million increase in tax benefit from the exercise of stock options.

Cash flows used in investing activities. Net cash used in investing activities was $57.5 million for the six-months ended June 30, 2012, as compared to net cash used in investing activities of $34.9 million for the six-months ended June 30, 2011.  For the six-months ended June 30, 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property, and additions to intangibles. For the six-months ended June 30, 2011, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment and additions to intangibles. For both the six-months ended June 30, 2012 and 2011, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments. For both the six-months ended June 30, 2012 and 2011, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by (used in) financing activities. Net cash provided by financing activities was $8.3 million for the six-months ended June 30, 2012, as compared to net cash used in financing activities of $27.1 million for the six-months ended June 30, 2011.  For the six-months ended June 30, 2012, cash provided by financing activities was primarily attributable to $6.4 million received from the issuance of common stock in connection with the exercise of certain stock options. For the six-months ended June 30, 2011, cash used in financing activities was primarily attributable to $38.9 million of purchases of common stock.  For the six-months ended June 30, 2011, cash provided by financing activities was primarily attributable to $11.3 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments. At June 30, 2012, we had $419.2 million in cash and cash equivalents and $471.9 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $50.0 million through June 30, 2013.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2012:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$88,803	$42,707	$45,679	$417	$-
Capital Leases	1,096	1,096	-	-	-
Operating Leases	16,641	3,996	9,811	2,347	487
Purchase Commitments²	50,412	50,412	-	-	-
	$156,952	$98,211	$55,490	$2,764	$487

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.4 million of recognized tax benefits have been recorded as liabilities as of June 30, 2012. The recognized tax benefits decreased by $1.5 million in the six months ended June 30, 2012 due to the completion of the IRS audit of the 2008 and 2009 tax returns. We are uncertain as to if or when the remaining amounts may be settled. We have also recorded a liability for potential penalties and interest of $0.2 million as of June 30, 2012.

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

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2012 and 2011, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings) or concentrate sold that will yield 192 U.S. fluid ounces of finished beverage.  Unit case volume means the number of unit cases (or unit case equivalents) of beverages sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each fiscal year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may become more pronounced with the expansion of the distribution of our products outside of California. In addition, our experience with our energy drink products suggests they are less seasonal than the seasonality expected from traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in and/or increased advertising and promotional expenses.

(In thousands, except average net sales per case)	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$592,640	$462,145	$1,047,245	$818,564
Case sales (192-ounce case equivalents)	57,525	44,272	101,921	78,954
Average net sales per case	$10.30	$10.44	$10.28	$10.37

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

·	The current uncertainty and volatility in the national and global economy;
·	The impact of lower disposable incomes of our consumers, as a result of the current state of the economy, the continuing high levels of unemployment and high gasoline prices;
·	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
·	Lack of anticipated demand for our products in international markets;
·	Unfavorable international regulations, including taxation requirements, product registration requirements, tariffs and/or trade restrictions;

·	Losses arising from our operations outside the United States;
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

·	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”) or other governmental agencies;
·	The outcome of the shareholder securities litigation filed against us and/or against certain of our officers and directors, and the possibility of other private litigation;
·	The possibility of future shareholder derivative actions or shareholder securities litigation filed against us;
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

·

The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted, whether as a result of such criticism or otherwise, that limits or otherwise restricts the sale of energy drinks to minors and/or persons below a specified age and/or the venues and/or the size of containers in which energy drinks can be sold;

·

Our ability to comply with and/or resultant lower consumer demand for energy drinks due to existing and/or future foreign, national, state and local laws and regulations and/or any changes therein, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws in the United States and internationally, especially those that may affect the way in which our products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state regulatory agencies and/or by any other countries in which we sell and/or decide to sell our products;

·

The effect of inquiries and/or actions by attorneys general and/or other government agencies and/or quasi-government agencies into the advertising, marketing, promotion, ingredients, usage and/or sale of our energy drink products;

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

·	The terms and/or availability of our credit facility and the actions of our creditors;
·	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
·	Changes in product category consumption;
·	Unforeseen economic and political changes;
·	Possible recalls of our products and/or defective production;
·	Our ability to make suitable arrangements for the co-packing of any of our products and/or the timely replacement of discontinued co-packing arrangements;
·	Our ability to make suitable arrangements for the procurement of non-defective raw materials;
·	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;
·	Volatility of stock prices which may restrict stock sales or other opportunities;
·	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
·	The failure of our bottlers and contract packers to manufacture our products on a timely basis or at all;
·	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
·	Any disruption in and/or lack of effectiveness of our information technology systems that disrupts our business or negatively impacts customer relationships; and
·	Recruitment and retention of senior management, other key employees and our employee base in general.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2011, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements, due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

Our gross sales to customers outside of the United States were approximately 23% and 19% of consolidated gross sales for the three-months ended June 30, 2012 and 2011, respectively. Our gross sales to customers outside of the United States were approximately 21% and 19% of consolidated gross sales for the six-months ended June 30, 2012 and 2011, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of June 30, 2012 to be significant. For the six-months ended June 30, 2012, we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short-term and long-term investments. Certain of our short-term and long-term investments are subject to interest rate risk because these investments generally include a fixed interest rate. As a result, the market values of these investments are affected by changes in prevailing interest rates. We do not consider the potential loss resulting from a hypothetical 10% adverse change in interest rates as of June 30, 2012 to be significant.

At June 30, 2012, we had $419.2 million in cash and cash equivalents and $471.9 million in short-term and long-term investments including U.S. Treasuries, certificates of deposit, municipal securities (which may have an auction reset feature), U.S. government agency securities and variable rate demand notes. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and (2)  accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky® beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010.  On January 27, 2012, the parties entered into a settlement agreement on terms acceptable to the Company. On June 1, 2012, the District Court granted final approval of the settlement and entered judgment.  On June 26, 2012, an objector to the settlement filed a notice appealing the District Court’s judgment, which is now pending in the Ninth Circuit Court of Appeals. The Company does not believe that the settlement or the pending appeal will have a material adverse effect on the Company’s financial position or results of operations.

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

State Attorney General Inquiry — In July 2012, the Company received a subpoena from a state attorney general in connection with an investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand of energy drinks. As the investigation is in an early stage, it is unknown what, if any, action the state attorney general may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

ITEM 1A.      RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K, except for the following:

We cannot predict the effect of inquiries from and/or actions by attorneys general and/or other government agencies and/or quasi-government agencies into the advertising, marketing, promotion, ingredients, usage and/or sale of our energy drink products.

We are subject to the risks of investigations and/or enforcement actions by state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of our energy drinks. In July 2012, we received a subpoena from a state attorney general in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. As the investigation is in an early stage, we cannot predict the outcome of this inquiry and what, if any, effect it may have on our business, financial condition or results of operations. If an inquiry by a state attorney general or other government or quasi-government agency finds that our products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, we may become subject to fines, product reformulations, container changes, changes in the usage or sale of our energy drink products and/or changes in our advertising, marketing and promotion practices, each of which could have an adverse effect on our business, financial condition or results of operations.

Legislative and regulatory initiatives by local governments, and potentially by federal and state governments and/or agencies, relating to the packaging of sweetened beverages could result in lower sales.

We currently package certain of our Monster Energy® drinks and Peace Tea® iced teas in aluminum cans larger than 16 fluid ounces. New York City recently proposed a ban prohibiting the sale, in certain sales channels (mainly food service establishments), of certain sweetened drinks in a single container larger than 16 fluid ounces. The mayor of Cambridge, Massachusetts has proposed a similar initiative as well. Although current proposals would not extend to beverages sold in the majority of our distribution channels such as grocery stores, club stores or convenience stores, we cannot predict whether any such channel sales might be added to the New York City or Cambridge proposals, or similar proposals by other federal, state or local agencies in the future. Should future proposals to limit or restrict the size of packaging of sweetened beverages, including energy drinks and iced teas, be enacted by the federal government, states, counties and/or other jurisdictions or agencies, such legislation could result in a reduction in sales and adversely affect our results of operations.

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

101*                                                                The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE COPORATION
Registrant

Date: August 9, 2012	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer