Form 10-Q
period 2012-09-30
Monster Beverage Corp
filed 2012-11-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 171,369,859 shares of common stock, par value $0.005 per share, outstanding as of October 26, 2012.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,054	$359,331
Short-term investments	307,654	411,282
Trade accounts receivable, net	288,584	218,072
Distributor receivables	669	669
Inventories	193,934	155,613
Prepaid expenses and other current assets	20,190	20,912
Prepaid income taxes	18,424	370
Deferred income taxes	16,428	16,428
Total current assets	1,128,937	1,182,677

INVESTMENTS	19,882	23,194
PROPERTY AND EQUIPMENT, net	57,574	45,151
DEFERRED INCOME TAXES	56,005	58,576
INTANGIBLES, net	52,851	48,396
OTHER ASSETS	3,673	4,405
Total Assets	$1,318,922	$1,362,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$152,449	$113,446
Accrued liabilities	58,973	31,966
Accrued promotional allowances	78,526	87,746
Deferred revenue	12,360	11,583
Accrued compensation	11,897	10,353
Income taxes payable	2,833	10,996
Total current liabilities	317,038	266,090

DEFERRED REVENUE	112,209	117,151

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 202,661 shares issued and 171,355 outstanding as of September 30, 2012; 198,729 shares issued and 174,277 outstanding as of December 31, 2011	1,013	994
Additional paid-in capital	262,805	229,301
Retained earnings	1,440,681	1,168,644
Accumulated other comprehensive income (loss)	905	(1,547)
Common stock in treasury, at cost; 31,306 and 24,452 shares as of September 30, 2012 and December 31, 2011, respectively	(815,729)	(418,234)
Total stockholders’ equity	889,675	979,158
Total Liabilities and Stockholders’ Equity	$1,318,922	$1,362,399

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

NET SALES	$541,940	$474,709	$1,589,185	$1,293,273

COST OF SALES	268,348	224,402	767,417	613,208

GROSS PROFIT	273,592	250,307	821,768	680,065

OPERATING EXPENSES	132,907	118,217	385,026	327,039

OPERATING INCOME	140,685	132,090	436,742	353,026

OTHER INCOME (EXPENSE):
Interest and other income (expense), net	331	(63)	255	564
Gain (loss) on investments and put options, net (Note 3)	222	(799)	585	(850)
Total other income (expense)	553	(862)	840	(286)

INCOME BEFORE PROVISION FOR INCOME TAXES	141,238	131,228	437,582	352,740

PROVISION FOR INCOME TAXES	55,096	48,836	165,545	131,057

NET INCOME	$86,142	$82,392	$272,037	$221,683

NET INCOME PER COMMON SHARE:
Basic	$0.49	$0.47	$1.55	$1.25
Diluted	$0.47	$0.44	$1.47	$1.18

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	175,026	175,952	175,347	176,916
Diluted	183,899	186,640	185,365	187,164

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In Thousands) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
Net income, as reported	$86,142	$82,392	$272,037	$221,683
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	-	-	-	1,478
Foreign currency translation adjustments	2,725	(3,509)	2,452	(3,263)
Comprehensive income	$88,867	$78,883	$274,489	$219,898

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,037	$221,683
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	36	39
Depreciation and other amortization	15,228	12,152
Gain on disposal of property and equipment	(52)	(93)
Stock-based compensation	21,581	12,722
Loss (gain) on put option	1,110	(3,671)
(Gain) loss on investments, net	(1,695)	259
Deferred income taxes	2,571	-
Tax benefit from exercise of stock options	(4,295)	(3,363)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(70,533)	(69,630)
Distributor receivables	-	(99)
Inventories	(38,646)	(11,833)
Prepaid expenses and other current assets	136	713
Prepaid income taxes	(17,974)	9,706
Accounts payable	27,814	55,306
Accrued liabilities	26,652	12,269
Accrued promotional allowances	(9,306)	(6,195)
Accrued distributor terminations	(77)	(393)
Accrued compensation	1,463	1,497
Income taxes payable	(3,831)	5,563
Deferred revenue	(4,170)	(3,629)
Net cash provided by operating activities	218,049	233,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	596,587	280,839
Sales of available-for-sale investments	61,950	22,658
Sales of trading investments	16,765	30,975
Purchases of held-to-maturity investments	(557,168)	(449,116)
Purchases of available-for-sale investments	(9,502)	(33,312)
Purchases of property and equipment	(25,813)	(19,926)
Proceeds from sale of property and equipment	238	349
Additions to intangibles	(4,490)	(4,190)
Decrease in other assets	385	1,061
Net cash provided by (used in) investing activities	78,952	(170,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,622)	(1,178)
Tax benefit from exercise of stock options	4,295	3,363
Issuance of common stock	8,368	17,794
Purchases of common stock held in treasury	(386,776)	(149,043)
Net cash used in financing activities	(375,735)	(129,064)

Effect of exchange rate changes on cash and cash equivalents	2,457	(962)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,277)	(67,685)
CASH AND CASH EQUIVALENTS, beginning of period	359,331	354,842
CASH AND CASH EQUIVALENTS, end of period	$283,054	$287,157

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$40	$34
Income taxes	$184,451	$115,701

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.4 million and $2.1 million for the nine-months ended September 30, 2012 and 2011, respectively.

Included in accounts payable as of September 30, 2012 are treasury stock purchases of $10.7 million.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company” or, in reference to the Company’s former name, “Hansen Natural Corporation”) Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2012 and 2011 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

As disclosed in the Company’s Form 10-K, management concluded that its presentation of accounts receivable, net of certain promotional allowances as of December 31, 2010, should be adjusted to present such receivables and accrued expenses on a gross basis with regard to those customers for which the Company does not allow net settlement. Such adjustment did not change total net cash provided by operating activities in the condensed consolidated statement of cash flows for the nine-months ended September 30, 2011. However, the following line items within net cash flows from operating activities were adjusted for the nine-months ended September 30, 2011 (cash used in operating activities in parentheses); (i) accounts receivable by ($30.5) million; (ii) accounts payable by $32.8 million; (iii) accrued liabilities by $3.9 million; and (iv) accrued promotional allowances by ($6.2) million. (See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional discussion of the Company’s promotional allowances).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits entities to assess qualitative factors first in determining whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, no further analysis would be required. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 will not have a material impact on the Company’s financial position, results of operations or liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$17,015	$2	$-	$17,017	$-	$-
Municipal securities	253,283	-	46	253,237	46	-
U.S. government agency securities	29,982	3	-	29,985	-	-
Available-for-sale
Short-term:
Variable rate demand notes	6,501	-	-	6,501	-	-
Long-term:
Auction rate securities	3,310	-	-	3,310	-	-
Total	$310,091	$5	$46	310,050	$46	$-
Trading
Short-term:
Auction rate securities				873
Long-term:
Auction rate securities				16,572
Total				$327,495

December 31, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$8,034	$5	$-	$8,039	$-	$-
Certificates of deposit	29,034	1	-	29,035	-	-
Corporate bonds	2,022	-	-	2,022	-	-
Municipal securities	284,605	-	64	284,541	64	-
U.S. government agency securities	16,005	2	-	16,007	-	-
Available-for-sale
Short-term:
Variable rate demand notes	58,924	-	-	58,924	-	-
Long-term:
Auction rate securities	3,320	-	-	3,320	-	-
Total	$401,944	$8	$64	401,888	$64	$-
Trading
Short-term:
Auction rate securities				12,658
Long-term:
Auction rate securities				19,874
Total				$434,420

During the three- and nine-months ended September 30, 2012 and the year ended December 31, 2011, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognized a net gain (loss) through earnings on its trading securities as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
(Loss) on transfer from available-for-sale to trading	$-	$-	$-	$(2,439)
Gain on trading securities sold	27	1,335	1,100	3,351
Gain (loss) on trading securities held	80	(1,220)	579	(1,201)
Gain (loss) on trading securites	$107	$115	$1,679	$(289)

The Company’s investments at September 30, 2012 and December 31, 2011 in U.S. Treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven day, settlement basis.  A portion of the Company’s investments at September 30, 2012 and December 31, 2011 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2012		December 31, 2011

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$-	$-	$8,034	$8,039
Certificates of deposit	17,015	17,017	29,034	29,035
Corporate bonds	-	-	2,022	2,022
Municipal securities	253,283	253,237	284,605	284,541
U.S. government agency securities	29,982	29,985	16,005	16,007
Due 1 - 10 years:
Variable rate demand notes	-	-	5,775	5,775
Due 11 - 20 years:
Variable rate demand notes	3,000	3,000	12,716	12,716
Auction rate securities	10,896	10,896	5,158	5,158
Due 21 - 30 years:
Variable rate demand notes	2,501	2,501	27,902	27,902
Auction rate securities	9,859	9,859	25,134	25,134
Due 31 - 40 years:
Variable rate demand notes	1,000	1,000	12,532	12,532
Auction rate securities	-	-	5,559	5,559
Total	$327,536	$327,495	$434,476	$434,420

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2012	Level 1	Level 2	Level 3	Total
Cash	$165,754	$-	$-	$165,754
Money market funds	116,684	-	-	116,684
Certificates of deposit	-	17,015	-	17,015
Municipal securities	-	253,899	-	253,899
U.S. government agency securities	-	29,982	-	29,982
Variable rate demand notes	-	6,501	-	6,501
Auction rate securities	-	-	20,755	20,755
Put option related to auction rate securities	-	-	1,931	1,931
Total	$282,438	$307,397	$22,686	$612,521

Amounts included in:
Cash and cash equivalents	$282,438	$616	$-	$283,054
Short-term investments	-	306,781	873	307,654
Investments	-	-	19,882	19,882
Prepaid expenses and other current assets	-	-	121	121
Other assets	-	-	1,810	1,810
Total	$282,438	$307,397	$22,686	$612,521

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash	$81,879	$-	$-	$81,879
Money market funds	230,029	-	-	230,029
U.S. Treasuries	8,034	-	-	8,034
Certificates of deposit	-	69,078	-	69,078
Corporate bonds	-	2,022	-	2,022
Municipal securities	-	291,984	-	291,984
U.S. government agency securities	-	16,005	-	16,005
Variable rate demand notes	-	58,924	-	58,924
Auction rate securities	-	-	35,852	35,852
Put options related to auction rate securities	-	-	3,041	3,041
Total	$319,942	$438,013	$38,893	$796,848

Amounts included in:
Cash and cash equivalents	$311,908	$47,423	$-	$359,331
Short-term investments	8,034	390,590	12,658	411,282
Investments	-	-	23,194	23,194
Prepaid expenses and other current assets	-	-	873	873
Other assets	-	-	2,168	2,168
Total	$319,942	$438,013	$38,893	$796,848

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds and U.S. Treasuries, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a valuation model which utilizes vendor pricing for similar securities. There were no transfers between Level 1 and Level 2 measurements during the three- and nine-months ended September 30, 2012, and there were no changes in the Company’s valuation techniques.

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the three- and nine-months ended September 30, 2012.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of September 30, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities:
Trading	Discounted cash flow	Maximum rate probability	0.37%-1.67% (0.91%)
		Principal returned probability	86.66%-95.61% (87.72%)
		Default probability	3.88%-11.86% (11.36%)
		Liquidity risk	3.50%-3.50% (3.50%)
		Recovery rate	60-60 (60)
Auction Rate Securities:
Available-for-sale	Market comparable bonds	Comparable price	54-64 (60)

Put Options	Discounted cash flow	Counterparty risk	1.40%-1.99% (1.74%)

At September 30, 2012, the Company held auction rate securities with a face value of $28.0 million (amortized cost basis of $20.8 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2012 resulting in a fair value of $3.3 million for the Company’s available-for-sale auction rate securities (after a $5.0 million impairment) and $17.4 million for the Company’s trading auction rate securities (after a $2.3 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the nine-months ended September 30, 2012, $1.0 million of 2011 ARS Securities were redeemed through normal market channels ($3.7 million of par value 2011 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2011). The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of September 30, 2012, the Company recorded $1.9 million as the fair market value of the 2011 Put Option, included in, prepaid expenses and other assets, and other assets, in the condensed consolidated balance sheet.

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

The net effect of (i) the revaluation of the 2011 Put Option and the 2010 Put Option as of September 30, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of September 30, 2012; (iii) the redemption at par of certain 2011 ARS Securities; (iv) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a gain of $0.2 million and $0.6 million, which is included in other income (expense) for the three- and nine-months ended September 30, 2012, respectively. The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the 2011 Put Option and the 2010 Put Option as of September 30, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of the Company’s trading auction rate securities as of September 30, 2011; (v) the redemption at par of certain 2011 ARS Securities and 2010 ARS Securities, including those redeemed through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.8) million included in other income (expense) for both the three- and nine-months ended September 30, 2011.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended September 30, 2012		Three-Months Ended September 30, 2011
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$20,873	$1,816	$55,636	$4,091
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	107	115	115	(914)
Included in other comprehensive income	-	-	-	-
Settlements	(225)	-	(16,375)	-
Closing Balance	$20,755	$1,931	$39,376	$3,177

	Nine-Months Ended September 30, 2012		Nine-Months Ended September 30, 2011
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$35,852	$3,041	$68,252	$3,768
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	1,693	(1,110)	(259)	(591)
Included in other comprehensive income	-	-	2,408	-
Settlements	(16,790)	-	(31,025)	-
Closing Balance	$20,755	$1,931	$39,376	$3,177

5.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2012	December 31, 2011
Raw materials	$62,076	$51,103
Finished goods	131,858	104,510
	$193,934	$155,613

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2012	December 31, 2011
Land	$3,923	$3,626
Leasehold improvements	2,311	2,132
Furniture and fixtures	2,089	2,000
Office and computer equipment	7,997	6,727
Computer software	9,722	9,303
Equipment	44,437	33,286
Buildings	12,709	3,211
Vehicles	25,949	21,827
	109,137	82,112
Less: accumulated depreciation and amortization	(51,563)	(36,961)
	$57,574	$45,151

7.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	September 30, 2012	December 31, 2011
Amortizing intangibles	$1,061	$1,059
Accumulated amortization	(541)	(504)
	520	555
Non-amortizing intangibles	52,331	47,841
	$52,851	$48,396

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million and $0.02 million for the three-months ended September 30, 2012 and 2011, respectively. Amortization expense was $0.04 million for both the nine-months ended September 30, 2012 and 2011.

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.9 million for both the three-months ended September 30, 2012 and 2011.  Revenue recognized was $6.3 million and $5.8 million for the nine-months ended September 30, 2012 and 2011, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                    COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $66.2 million at September 30, 2012, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $72.3 million at September 30, 2012, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $15.8 million at September 30, 2012, which related primarily to warehouse and office space.

In March 2012, the Company acquired an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “March 2012 Property”) for a purchase price of $9.7 million. In October 2012, the Company acquired an approximately 141,000 square foot, free standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company intends to complete the necessary improvements to the October 2012 Property and occupy the building as the Company’s new corporate headquarters at some time in the future. The October 2012 Property should more effectively address the future growth needs of the Company.

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

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  At a hearing on defendants’ motion to dismiss the Amended Class Action Complaint held on May 12, 2011, the District Court issued a tentative ruling granting the motion to dismiss as to certain of plaintiff’s claims, including plaintiff’s allegations relating to promotional expenses, but denying the motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations.  On September 4, 2012, the District Court issued a Notice of Ruling (the “Order”) adopting the May 12, 2011 tentative ruling as its final ruling on defendants’ motion to dismiss.  On October 22, 2012, the District Court denied defendants’ motion for reconsideration of the Order or certification of an interlocutory appeal from the Order.  The District Court has set a schedule for briefing and discovery in connection with plaintiff’s motion for class certification, and has scheduled a hearing on that motion for April 1, 2013.  Fact discovery in the action has been stayed pending resolution of the class certification motion.

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

Derivative Litigation — On September 13, 2012, two derivative complaints were filed in California Superior Courts, purportedly on behalf of the Company, by shareholders of the Company who made no prior demand on the Company’s Board of Directors.  One action, in the Superior Court for the County of Riverside, is styled Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan v. Sacks, et al. The other action, in the Superior Court for the County of Los Angeles, is styled Rumbaugh v. Sacks, et al.

The Iron Workers complaint names as defendants certain officers, directors, and employees of the Company, including Sacks, Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, and Thomas J. Kelly. The Rumbaugh complaint names each of the same individuals as defendants, with the exception of Thomas J. Kelly.  The Company is named as a nominal defendant in each action. The factual allegations of the two complaints are substantially similar.  Each alleges, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to market, advertise, and promote its Monster Energy® brand of energy drinks in a way that has exposed, and will continue to expose, the Company to costly investigations into its compliance with federal and state laws and regulations pertaining to food and beverage advertising.  The complaints further allege that, beginning in February 2012, the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing, and promoting its Monster Energy® brand of energy drinks.  The Iron Workers complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business health. The Iron Workers complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  In addition to those causes of action, the Rumbaugh complaint also asserts causes of action for abuse of control, gross mismanagement and waste of corporate assets.  The plaintiffs seek an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

The complaints have been served on certain of the defendants named therein.  The Company intends to seek transfer of the Rumbaugh complaint to Riverside, where it can be consolidated with the Iron Workers complaint.  The deadline for response to the Iron Workers complaint has been extended until after the motion to transfer is decided. Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit.  The Company intends to vigorously defend against these lawsuits.

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

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$905	$(1,547)
Total accumulated other comprehensive income (loss)	$905	$(1,547)

11.                            TREASURY STOCK PURCHASE

On October 12, 2011, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock and on August 13, 2012, the Company’s Board of Directors approved the authorization of an increase of an additional $250.0 million (collectively the “2011-2012 Repurchase Plan”), increasing the total amount available under the 2011-2012 Repurchase Plan at that time to $500.0 million. During the three- and nine-months ended September 30, 2012, the Company purchased 6.9 million shares of common stock at an average purchase price of $57.99 per share for a total amount of $397.5 million (excluding broker commissions), which the Company holds in treasury.

Subsequent to September 30, 2012, the Company purchased an additional 1.9 million shares at an average purchase price of $54.99 per share, which exhausted the availability under the 2011-2012 Repurchase Plan.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2012: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $7.9 million and $4.9 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended September 30, 2012 and 2011, respectively.  The Company recorded $21.6 million and $12.8 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the nine-months ended September 30, 2012 and 2011, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended September 30, 2012 and 2011 was $1.4 million and $2.2 million, respectively.  The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the nine-months ended September 30, 2012 and 2011 was $4.3 million and $3.4 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2012 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	47.7%	52.7%	47.9%	54.1%
Risk-free interest rate	0.6%	1.3%	0.7%	1.7%
Expected term	5.4 Years	5.7 Years	5.4 Years	5.9 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2012	18,569	$8.57	4.1	$696,371
Granted 01/01/12 - 03/31/12	120	$57.45
Granted 04/01/12 - 06/30/12	65	$66.43
Granted 07/01/12 - 09/30/12	207	$57.99
Exercised	(3,722)	$2.25
Cancelled or forfeited	(147)	$20.13
Outstanding at September 30, 2012	15,092	$11.33	4.1	$646,916
Vested and expected to vest in the future at September 30, 2012	14,568	$10.61	4.0	$634,377
Exercisable at September 30, 2012	11,627	$7.21	3.2	$544,650

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2012 and 2011 was $24.88 per share and $19.79 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2012 and 2011 was $25.73 per share and $17.64 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2012 and 2011 was $84.6 million and $9.9 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2012 and 2011 was $204.3 million and $19.4 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2012 and 2011 was approximately $1.9 million and $6.5 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2012 and 2011 was approximately $8.4 million and $17.8 million, respectively.

At September 30, 2012, there was $36.8 million of total unrecognized compensation expense related to non-vested options granted under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the nine-months ended September 30, 2012 and the year ended December 31, 2011 were not material.

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	724	$41.66
Granted 01/01/12 - 03/31/12	91	$57.45
Granted 04/01/12 - 06/30/12	60	$69.98
Granted 07/01/12 - 09/30/12	10	$59.87
Vested	(248)	$41.38
Forfeited/cancelled	-	$-
Non-vested at September 30, 2012	637	$47.00

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended September 30, 2012 and 2011 was $59.87 and $42.04, respectively. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the nine-months ended September 30, 2012 and 2011 was $62.31 and $41.56, respectively. As of September 30, 2012, 0.5 million restricted stock units and restricted stock awards are expected to vest in the future.

At September 30, 2012, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $27.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2012:

Gross Unrealized Tax Benefits
Balance at December 31, 2011	$1,910
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	(1,505)
Balance at September 30, 2012	$405

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2012, the Company had accrued approximately $0.2 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the amount of unrecognized tax benefits will not change within the next 12 months.

On February 10, 2011, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2008 and 2009. The examination was completed in April 2012 with no material adjustments. The Company is also currently under examination by certain state jurisdictions.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. Federal income tax returns are subject to IRS examination for the 2010 and 2011 tax years. State income tax returns are subject to examination for the 2007 through 2011 tax years.

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average shares outstanding:
Basic	175,026	175,952	175,347	176,916
Dilutive securities	8,873	10,688	10,018	10,248
Diluted	183,899	186,640	185,365	187,164

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

For the three-months ended September 30, 2012 and 2011, options outstanding totaling 0.4 million and 0.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2012 and 2011, options outstanding totaling 0.2 million and 0.3 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended September 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$516,268	$25,672	$-	$541,940
Contribution margin	170,096	41	-	170,137
Corporate and unallocated expenses	-	-	(29,452)	(29,452)
Operating income				140,685
Other income (expense)	147	-	406	553
Income before provision for income taxes				141,238
Depreciation and amortization	(3,884)	(38)	(1,233)	(5,155)
Trademark amortization	-	(11)	(1)	(12)

	Three-Months Ended September 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$447,113	$27,596	$-	$474,709
Contribution margin	153,098	2,482	-	155,580
Corporate and unallocated expenses	-	-	(23,490)	(23,490)
Operating income				132,090
Other income (expense)	(73)	-	(789)	(862)
Income before provision for income taxes				131,228
Depreciation and amortization	(3,358)	(25)	(1,101)	(4,484)
Trademark amortization	-	(11)	(5)	(16)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $29.5 million for the three-months ended September 30, 2012 and included $19.8 million of payroll costs, of which $7.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.5 million attributable to professional service expenses, including accounting and legal costs, $1.2 million of depreciation and $4.0 million of other operating expenses.  Corporate and unallocated expenses were $23.5 million for the three-months ended September 30, 2011 and included $14.1 million of payroll costs, of which $4.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.5 million attributable to professional service expenses, including accounting and legal costs, and $4.9 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 28% and 29% of the Company’s net sales for the three-months ended September 30, 2012 and 2011, respectively.

Net sales to customers outside the United States amounted to $114.5 million and $92.5 million for the three-months ended September 30, 2012 and 2011, respectively. Such sales were approximately 21.1% and 19.5% of net sales for the three-months ended September 30, 2012 and 2011, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Nine-Months Ended September 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,515,476	$73,709	$-	$1,589,185
Contribution margin	515,010	3,817	-	518,827
Corporate and unallocated expenses	-	-	(82,085)	(82,085)
Operating income				436,742
Other income (expense)	414	-	426	840
Income before provision for income taxes				437,582
Depreciation and amortization	(11,577)	(93)	(3,558)	(15,228)
Trademark amortization	-	(33)	(3)	(36)

	Nine-Months Ended September 30, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,218,491	$74,782	$-	$1,293,273
Contribution margin	413,629	3,545	-	417,174
Corporate and unallocated expenses	-	-	(64,148)	(64,148)
Operating income				353,026
Other income (expense)	(81)	-	(205)	(286)
Income before provision for income taxes				352,740
Depreciation and amortization	(8,975)	(61)	(3,116)	(12,152)
Trademark amortization	-	(33)	(6)	(39)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $82.1 million for the nine-months ended September 30, 2012 and included $55.4 million of payroll costs, of which $21.6 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $11.6 million attributable to professional service expenses, including accounting and legal costs, $3.6 million of depreciation and $11.5 million of other operating expenses.  Corporate and unallocated expenses were $64.1 million for the nine-months ended September 30, 2011 and included $39.1 million of payroll costs, of which $12.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $13.1 million attributable to professional service expenses, including accounting and legal costs, and $11.9 million of other operating expenses. Certain items, including operating assets and income taxes, are not allocated to individual segments and therefore are not presented above.

CCR, a customer of the DSD segment, accounted for approximately 29% of the Company’s net sales for both the nine-months ended September 30, 2012 and 2011.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $318.0 million and $226.0 million for the nine-months ended September 30, 2012 and 2011, respectively. Such sales were approximately 20.0% and 17.5% of net sales for the nine-months ended September 30, 2012 and 2011, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Product Line	2012	2011	2012	2011
Energy drinks	$498,563	$434,038	$1,468,036	$1,186,739
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	32,453	27,404	86,737	71,882
Carbonated (primarily soda beverages)	8,018	10,339	24,445	26,225
Other	2,906	2,928	9,967	8,427
	$541,940	$474,709	$1,589,185	$1,293,273

16.                            RELATED PARTY TRANSACTIONS

A director of the Company was a partner in a law firm (the director resigned from the law firm effective July 10, 2011) that serves as counsel to the Company. Expenses incurred in connection with services rendered by such firm to the Company during the three-months ended September 30, 2012 and 2011 were $1.3 million and $0.5 million, respectively. Expenses incurred in connection with services rendered by such firm to the Company during the nine-months ended September 30, 2012 and 2011 were $2.3 million and $3.8 million, respectively.

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2012 and 2011 were $0.6 million and $0.4 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2012 and 2011 were $0.7 million and $0.8 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

Monster Beverage Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200. When this report uses the words “the Company”, “Hansen Natural Corporation” (the Company’s former name), “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• X-Presso Monster®	• Hubert’s®
• Worx Energy®	• Vidration®
• Peace Tea®

Our Monster Energy® drinks, which represented 91.8% and 90.8% of our net sales for the three-months ended September 30, 2012 and 2011, respectively, include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Energy® Assault®	• Java Monster® Mean Bean®
• Monster Khaos®	• Java Monster® Vanilla Light
• Monster M-80® (named “RIPPER” in certain countries)	• Java Monster® Irish Blend®
• Monster MIXXD®	• Java Monster® Toffee
• Monster Energy® Absolutely Zero • Monster Energy® Import	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Monster Energy® Import Light • Monster Energy® Dub Edition	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Rehab® Tea + Lemonade + Energy • Monster Rehab® Rojo Tea + Energy	• Monster Energy Extra Strength Nitrous Technology® Killer B®
• Monster Rehab® Green Tea + Energy • Monster Rehab® Protean + Energy	• Monster Energy Extra Strength Nitrous Technology® Black Ice™
• Monster Rehab® Tea + Orangeade + Energy	• X-Presso Monster® Hammer
• M3® Monster Energy® Super Concentrate	• X-Presso Monster® Midnite
• Übermonster® Energy Brew	• Monster Cuba-Lima™
• Monster Energy® Zero Ultra

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

During the nine-months ended September 30, 2012, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the nine-months ended September 30, 2012, we introduced the following products:

•	Monster Rehab® Tea + Orangeade + Energy, a non-carbonated rehydration energy drink (February 2012).
•	Übermonster® Energy Brew, a non-alcoholic energy drink, manufactured using a brewed fermentation process (February 2012).
•	Hansen’s® Coconut Water, in original and tropical flavors, packaged in re-sealable Tetra Prisma boxes (March 2012).
•	Monster Energy® Zero Ultra, a carbonated energy drink which contains zero calories and zero sugar (August 2012).
•	Monster Cuba-Lima™, a lime flavored non-alcoholic energy drink (September 2012).

Our gross sales (as defined below) of $632.3 million for the three-months ended September 30, 2012 represented record sales for our third fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $585.2 million for the three-months ended September 30, 2012, an increase of $85.3 million, or 101.3% of our overall increase in gross sales for the three-months ended September 30, 2012.

Changes in foreign currency exchange rates had an unfavorable impact on gross and net sales of approximately 2% for the three-months ended September 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

The percentage increase in gross sales was 15.4% and 24.4% for the three-months ended September 30, 2012 and 2011, respectively. We believe the decrease in the percentage growth rate for the three-months ended September 30, 2012 was primarily attributable to (i) less robust growth rates during the quarter in our U.S. energy market including lower sales of Monster Energy Extra Strength Nitrous Technology® energy drinks and lower sales of Worx Energy® energy shots, (ii) lower sales to Coca-Cola Refreshments Canada, Ltd., our Canadian distributor, largely due to their realignment of inventory levels, (iii) unfavorable changes in certain foreign currency exchange rates and (iv) lower sales in our Warehouse segment. The decrease in the percentage growth rate was partially offset by sales in certain new international markets entered into subsequent to September 30, 2011.

Our DSD segment represented 95.3% and 94.2% of our consolidated net sales for the three-months ended September 30, 2012 and 2011, respectively. Our Warehouse segment represented 4.7% and 5.8% of our consolidated net sales for the three-months ended September 30, 2012 and 2011, respectively. Our DSD segment represented 95.4% and 94.2% of our consolidated net sales for the nine-months ended September 30, 2012 and 2011, respectively. Our Warehouse segment represented 4.6% and 5.8% of our consolidated net sales for the nine-months ended September 30, 2012 and 2011, respectively.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $144.7 million and $116.8 million for the three-months ended September 30, 2012 and 2011, respectively. Such sales were approximately 23% and 21% of gross sales for the three-months ended September 30, 2012 and 2011, respectively. Gross sales to customers outside the United States amounted to $398.7 million and $292.1 million for the nine-months ended September 30, 2012 and 2011, respectively. Such sales were approximately 22% and 20% of gross sales for the nine-months ended September 30, 2012 and 2011, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and nine-months ended September 30, 2012 and 2011 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We do not have complete details of such full service distributors’ sales of our products to their respective customers and therefore limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
Full service distributors	62%	62%	63%	64%
Club stores, drug chains & mass merchandisers	10%	11%	9%	10%
Outside the U.S.	23%	21%	22%	20%
Retail grocery, specialty chains and wholesalers	3%	4%	4%	4%
Other	2%	2%	2%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers, Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. distributors, certain bottlers of the Coca-Cola Hellenic group, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 28% and 29% of our net sales for the three-months ended September 30, 2012 and 2011, respectively. CCR accounted for approximately 29% of our net sales for both the nine-months ended September 30, 2012 and 2011.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2012 and 2011, respectively.

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2012	2011	12 vs. 11	2012	2011	12 vs. 11
Gross sales, net of discounts & returns *	$632,290	$548,069	15.4%	$1,828,455	$1,483,180	23.3%
Less: Promotional and other allowances**	90,350	73,360	23.2%	239,270	189,907	26.0%
Net sales	541,940	474,709	14.2%	1,589,185	1,293,273	22.9%

Cost of sales	268,348	224,402	19.6%	767,417	613,208	25.1%
Gross profit***	273,592	250,307	9.3%	821,768	680,065	20.8%
Gross profit margin as a percentage of net sales	50.5%	52.7%		51.7%	52.6%

Operating expenses	132,907	118,217	12.4%	385,026	327,039	17.7%
Operating expenses as a percentage of net sales	24.5%	24.9%		24.2%	25.3%

Operating income	140,685	132,090	6.5%	436,742	353,026	23.7%
Operating income as a percentage of net sales	26.0%	27.8%		27.5%	27.3%

Other income (expense):
Interest and other income (expense), net	331	(63)	625.4%	255	564	(54.8%)
Gain (loss) on investments and put options, net	222	(799)	127.8%	585	(850)	168.8%
Total other income (expense)	553	(862)	164.2%	840	(286)	393.7%

Income before provision for income taxes	141,238	131,228	7.6%	437,582	352,740	24.1%

Provision for income taxes	55,096	48,836	12.8%	165,545	131,057	26.3%

Net income	$86,142	$82,392	4.6%	$272,037	$221,683	22.7%
Net income as a percentage of net sales	15.9%	17.4%		17.1%	17.1%

Net income per common share:
Basic	$0.49	$0.47	5.1%	$1.55	$1.25	23.8%
Diluted	$0.47	$0.44	6.1%	$1.47	$1.18	23.9%

Case sales (in thousands) (in 192-ounce case equivalents)	54,611	46,277	18.0%	156,532	125,231	25.0%

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

** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s distributors related to sales made by the Company direct to certain customers that fall within the distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year.

***Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended September 30, 2012 Compared to the Three-Months Ended September 30, 2011

Gross Sales. Gross sales were $632.3 million for the three-months ended September 30, 2012, an increase of approximately $84.2 million, or 15.4% higher than gross sales of $548.1 million for the three-months ended September 30, 2011. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $85.3 million, or 101.3%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended September 30, 2012. Promotional and other allowances, as described in the footnote above, were $90.3 million for the three-months ended September 30, 2012, an increase of $17.0 million, or 23.2% higher than promotional and other allowances of $73.4 million for the three-months ended September 30, 2011. Promotional and other allowances as a percentage of gross sales increased to 14.3% from 13.4% for the three-months ended September 30, 2012 and 2011, respectively. The increase in promotional and other allowances as a percentage of gross sales was partially attributable to increased commissions paid to our customers for sales above certain thresholds (such threshold was reached in the third quarter of 2012 as compared to the fourth quarter of 2011).  As a result, the percentage increase in gross sales for the three-months ended September 30, 2012 was higher than the percentage increase in net sales.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 2% for the three-months ended September 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Net Sales. Net sales were $541.9 million for the three-months ended September 30, 2012, an increase of approximately $67.2 million, or 14.2% higher than net sales of $474.7 million for the three-months ended September 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $66.2 million, or 98.4%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2012.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 2% for the three-months ended September 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 54.6 million cases for the three-months ended September 30, 2012, an increase of approximately 8.3 million cases or 18.0% higher than case sales of 46.3 million cases for the three-months ended September 30, 2011. The overall average net sales per case decreased to $9.92 for the three-months ended September 30, 2012, which was 3.3% lower than the average net sales per case of $10.26 for the three-months ended September 30, 2011. The lower overall average net sales per case was primarily due to increased promotional and other allowances as a percentage of gross sales, product and geographic mix.

Net sales for the DSD segment were $516.3 million for the three-months ended September 30, 2012, an increase of approximately $69.2 million, or 15.5% higher than net sales of $447.1 million for the three-months ended September 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $66.2 million, or 95.7%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended September 30, 2012.

Net sales for the Warehouse segment were $25.7 million for the three-months ended September 30, 2012, a decrease of approximately $1.9 million, or 7.0% lower than net sales of $27.6 million for the three-months ended September 30, 2011.  The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of Hansen’s Natural Soda® and apple juice. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of Hubert’s® lemonades.

Gross Profit.  Gross profit was $273.6 million for the three-months ended September 30, 2012, an increase of approximately $23.3 million, or 9.3% higher than the gross profit of $250.3 million for the three-months ended September 30, 2011. Gross profit as a percentage of net sales decreased to 50.5% for the three-months ended September 30, 2012 from 52.7% for the three-months ended September 30, 2011.  The increase in gross profit dollars was primarily the result of the $85.3 million increase in gross sales of our Monster Energy® brand energy drinks. The decrease in gross profit as a percentage of net sales was largely attributable to changes in geographic mix, increased promotional and other allowances as a percentage of gross sales as well as production variances and product damages primarily in connection with Europe and Asia.

Operating Expenses.  Total operating expenses were $132.9 million for the three-months ended September 30, 2012, an increase of approximately $14.7 million, or 12.4% higher than total operating expenses of $118.2 million for the three-months ended September 30, 2011. The increase in operating expenses was partially attributable to increased payroll expenses of $7.3 million (of which $3.0 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $3.1 million, increased expenditures of $2.2 million for sponsorships and endorsements, increased expenditures of $2.1 million for other marketing expenses, increased expenditures of $2.0 million for allocated trade development and increased expenditures of $1.6 million for premiums.  The increase in operating expenses was partially offset by decreased expenditures of $3.1 million for commissions and royalties paid to third parties other than customers and decreased expenditures of $2.8 million for advertising. Total operating expenses as a percentage of net sales was 24.5% for the three-months ended September 30, 2012, compared to 24.9% for the three-months ended September 30, 2011.

Contribution Margin.  Contribution margin for the DSD segment was $170.1 million for the three-months ended September 30, 2012, an increase of approximately $17.0 million, or 11.1% higher than contribution margin of $153.1 million for the three-months ended September 30, 2011. The increase in the contribution margin for the DSD segment was primarily the result of the $85.3 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $0.04 million for the three-months ended September 30, 2012, approximately $2.4 million lower than contribution margin of $2.5 million for the three-months ended September 30, 2011. The decrease in the contribution margin for the Warehouse segment was primarily attributable to lower sales and to increased costs of apple juice concentrate.

Operating Income.  Operating income was $140.7 million for the three-months ended September 30, 2012, an increase of approximately $8.6 million, or 6.5% higher than operating income of $132.1 million for the three-months ended September 30, 2011. Operating income as a percentage of net sales decreased to 26.0% for the three-months ended September 30, 2012 from 27.8% for the three-months ended September 30, 2011, primarily due to the decrease in gross profit as a percentage of net sales. The increase in operating income dollars was primarily due to an increase in gross profit of $23.3 million, partially offset by a $14.7 million increase in operating expenses. Operating income was negatively affected by combined operating losses of $2.5 million and $4.5 million for the three-months ended September 30, 2012 and 2011, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Income (Expense).  Other income was $0.6 million for the three-months ended September 30, 2012, as compared to other (expense) of ($0.9) million for the three-months ended September 30, 2011. Interest income was $0.4 million and $0.2 million for the three-months ended September 30, 2012 and 2011, respectively.

Provision for Income Taxes.  Provision for income taxes was $55.1 million for the three-months ended September 30, 2012, an increase of $6.3 million or 12.8% higher than the provision for income taxes of $48.8 million for the three-months ended September 30, 2011.  The effective combined federal, state and foreign tax rate increased to 39.0% from 37.2% for the three-months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily the result of lower than expected tax benefits from the 2011 domestic production deduction as well as an increase in non-deductible equity compensation.

Net Income.  Net income was $86.1 million for the three-months ended September 30, 2012, an increase of $3.8 million or 4.6% higher than net income of $82.4 million for the three-months ended September 30, 2011. The increase in net income was primarily attributable to an increase in gross profit of $23.3 million. The increase in net income was partially offset by an increase in operating expenses of $14.7 million and an increase in the provision for income taxes of $6.3 million.

Results of Operations for the Nine-Months Ended September 30, 2012 Compared to the Nine-Months Ended September 30, 2011

Gross Sales. Gross sales were $1,828.5 million for the nine-months ended September 30, 2012, an increase of approximately $345.3 million, or 23.3% higher than gross sales of $1,483.2 million for the nine-months ended September 30, 2011. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $338.8 million, or 98.1%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the nine-months ended September 30, 2012. Promotional and other allowances, as described in the footnote above, were $239.3 million for the nine-months ended September 30, 2012, an increase of $49.4 million, or 26.0% higher than promotional and other allowances of $189.9 million for the nine-months ended September 30, 2011. Promotional and other allowances as a percentage of gross sales increased to 13.1% from 12.8% for the nine-months ended September 30, 2012 and 2011, respectively. The increase in promotional and other allowances as a percentage of gross sales was partially attributable to increased commissions paid to our customers for sales above certain thresholds. As a result, the percentage increase in gross sales for the nine-months ended September 30, 2012 was higher than the percentage increase in net sales.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 2% for the nine-months ended September 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Net Sales. Net sales were $1,589.2 million for the nine-months ended September 30, 2012, an increase of approximately $295.9 million, or 22.9% higher than net sales of $1,293.3 million for the nine-months ended September 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $284.1 million, or 96.0%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2012.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 1% for the nine-months ended September 30, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 156.5 million cases for the nine-months ended September 30, 2012, an increase of approximately 31.3 million cases or 25.0% higher than case sales of 125.2 million cases for the nine-months ended September 30, 2011. The overall average net sales per case decreased to $10.15 for the nine-months ended September 30, 2012, which was 1.7% lower than the average net sales per case of $10.33 for the nine-months ended September 30, 2011.  The lower overall average net sales per case was primarily due to increased promotional and other allowances as a percentage of gross sales, product and geographic mix.

Net sales for the DSD segment were $1,515.5 million for the nine-months ended September 30, 2012, an increase of approximately $297.0 million, or 24.4% higher than net sales of $1,218.5 million for the nine-months ended September 30, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $284.1 million, or 95.7%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the nine-months ended September 30, 2012.

Net sales for the Warehouse segment were $73.7 million for the nine-months ended September 30, 2012, a decrease of approximately $1.1 million, or 1.4% lower than net sales of $74.8 million for the nine-months ended September 30, 2011.  The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of Hansen’s Natural Soda® and apple juice. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of Hubert’s® lemonades.

Gross Profit.  Gross profit was $821.8 million for the nine-months ended September 30, 2012, an increase of approximately $141.7 million, or 20.8% higher than the gross profit of $680.1 million for the nine-months ended September 30, 2011. Gross profit as a percentage of net sales decreased to 51.7% for the nine-months ended September 30, 2012 from 52.6% for the nine-months ended September 30, 2011.  The increase in gross profit dollars was primarily the result of the $338.8 million increase in gross sales of our Monster Energy® brand energy drinks. The decrease in gross profit as a percentage of net sales was largely attributable to changes in geographic mix, increased promotional and other allowances as a percentage of gross sales as well as production variances and product damages primarily in connection with Europe and Asia.

Operating Expenses.  Total operating expenses were $385.0 million for the nine-months ended September 30, 2012, an increase of approximately $58.0 million, or 17.7% higher than total operating expenses of $327.0 million for the nine-months ended September 30, 2011. The increase in operating expenses was partially attributable to increased payroll expenses of $21.3 million (of which $8.8 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $13.6 million, increased expenditures of $12.2 million for sponsorships and endorsements, increased expenditures of $7.5 million for allocated trade development, increased expenditures of $4.6 million for premiums, increased expenditures of $3.6 million for other marketing expenses and increased expenditures of $3.0 million for merchandise displays. The increase in operating expenses was partially offset by decreased expenditures of $8.9 million for advertising, decreased expenditures of $4.3 million for commissions and royalties paid to non-customers and $4.3 million of insurance reimbursements related to legal fees incurred in prior periods. Total operating expenses as a percentage of net sales was 24.2% for the nine-months ended September 30, 2012, compared to 25.3% for the nine-months ended September 30, 2011.

Contribution Margin.  Contribution margin for the DSD segment was $515.0 million for the nine-months ended September 30, 2012, an increase of approximately $101.4 million, or 24.5% higher than contribution margin of $413.6 million for the nine-months ended September 30, 2011. The increase in the contribution margin for the DSD segment was primarily the result of the $338.8 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $3.8 million for the nine-months ended September 30, 2012, approximately $0.3 million higher than contribution margin of $3.5 million for the nine-months ended September 30, 2011.

Operating Income.  Operating income was $436.7 million for the nine-months ended September 30, 2012, an increase of approximately $83.7 million, or 23.7% higher than operating income of $353.0 million for the nine-months ended September 30, 2011. Operating income as a percentage of net sales increased to 27.5% for the nine-months ended September 30, 2012 from 27.3% for the nine-months ended September 30, 2011.  The increase in operating income was primarily due to an increase in gross profit of $141.7 million, partially offset by a $58.0 million increase in operating expenses. The increase in operating income as a percentage of net sales was primarily due to a decrease in operating expenses as a percentage of net sales. Operating income was negatively affected by combined operating losses of $9.4 million and $13.5 million for the nine-months ended September 30, 2012 and 2011, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Income (Expense).  Other income was $0.8 million for the nine-months ended September 30, 2012, as compared to other (expense) of ($0.3) million for the nine-months ended September 30, 2011. Interest income was $1.2 million and $0.8 million for the three-months ended September 30, 2012 and 2011, respectively.

Provision for Income Taxes.  Provision for income taxes was $165.5 million for the nine-months ended September 30, 2012, an increase of $34.5 million or 26.3% higher than the provision for income taxes of $131.1 million for the nine-months ended September 30, 2011.  The effective combined federal, state and foreign tax rate increased to 37.8% from 37.2% for the nine-months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily the result of the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary during the three-months ended March 31, 2012, lower than expected tax benefits from the 2011 domestic production deduction as well as the increase in non-deductible equity compensation. This increase was partially offset by the recognition of the previously unrecognized tax benefits due to the completion of an IRS audit.

Net Income.  Net income was $272.0 million for the nine-months ended September 30, 2012, an increase of $50.4 million or 22.7% higher than net income of $221.7 million for the nine-months ended September 30, 2011. The increase in net income was primarily attributable to an increase in gross profit of $141.7 million. The increase in net income was partially offset by an increase in operating expenses of $58.0 million and an increase in the provision for income taxes of $34.5 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $218.0 million for the nine-months ended September 30, 2012, as compared with net cash provided by operating activities of $233.0 million for the nine-months ended September 30, 2011.  For the nine-months ended September 30, 2012, cash provided by operating activities was primarily attributable to net income earned of $272.0 million and adjustments for certain non-cash expenses consisting of $21.6 million of stock-based compensation, $15.2 million of depreciation and other amortization, a $2.6 million decrease in deferred income taxes and a $1.1 million loss on put options. For the nine-months ended September 30, 2012, cash provided by operating activities also increased due to a $27.8 million increase in accounts payable, a $26.7 million increase in accrued liabilities and a $1.5 million increase in accrued compensation. For the nine-months ended September 30, 2012, cash provided by operating activities was reduced due to a $70.5 million increase in accounts receivable, a $38.6 million increase in inventory, an $18.0 million increase in prepaid income taxes, a $9.3 million decrease in accrued promotional allowances, a $3.8 million decrease in income taxes payable, a $4.2 million decrease in deferred revenue, a $4.3 million increase in tax benefit from the exercise of stock options and a $1.7 million gain on investments. For the nine-months ended September 30, 2011, cash provided by operating activities was primarily attributable to net income earned of $221.7 million and adjustments for certain non-cash expenses consisting of $12.7 million of stock-based compensation and $12.2 million of depreciation and other amortization. For the nine-months ended September 30, 2011, cash provided by operating activities also increased due to a $55.3 million increase in accounts payable, a $9.7 million decrease in prepaid income taxes, a $12.3 million increase in accrued liabilities, a $5.6 million increase in income taxes payable and a $1.5 million increase in accrued compensation. For the nine-months ended September 30, 2011, cash provided by operating activities was reduced due to a $69.6 million increase in accounts receivable, an $11.8 million increase in inventory, a $6.2 million decrease in accrued promotional allowances, a $3.7 million gain on the Put Options, a $3.6 million decrease in deferred revenue and a $3.3 million increase in tax benefit from exercise of stock options.

Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $79.0 million for the nine-months ended September 30, 2012, as compared to net cash used in investing activities of $170.7 million for the nine-months ended September 30, 2011.  For the nine-months ended September 30, 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property, and additions to intangibles. For the nine-months ended September 30, 2011, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment and additions to intangibles. For both the nine-months ended September 30, 2012 and 2011, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments. For both the nine-months ended September 30, 2012 and 2011, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows used in financing activities.  Net cash used in financing activities was $375.7 million for the nine-months ended September 30, 2012, as compared to net cash used in financing activities of $129.1 million for the nine-months ended September 30, 2011.  For the nine-months ended September 30, 2012 cash used in financing activities was primarily attributable to $386.8 million of purchases of common stock. For the nine-months ended September 30, 2012, cash provided by financing activities was primarily attributable to $8.4 million received from the issuance of common stock in connection with the exercise of certain stock options and a $4.3 million tax benefit from the exercise of stock options. For the nine-months ended September 30, 2011 cash used in financing activities was primarily attributable to $149.0 million of purchases of common stock and a $3.4 million tax benefit from the exercise of stock options. For the nine-months ended September 30, 2011 cash provided by financing activities was primarily attributable to $17.8 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2012, we had $283.1 million in cash and cash equivalents and $327.5 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $50.0 million through September 30, 2013.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2012:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$72,330	$35,777	$36,553	$-	$-
Capital Leases	872	872	-	-	-
Operating Leases	15,802	3,908	9,719	1,744	431
Purchase Commitments²	66,243	66,243	-	-	-
	$155,247	$106,800	$46,272	$1,744	$431

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.4 million of recognized tax benefits have been recorded as liabilities as of September 30, 2012. The recognized tax benefits decreased by $1.5 million in the nine-months ended September 30, 2012 due to the completion of the IRS audit of the 2008 and 2009 tax returns. We are uncertain as to if or when the remaining amounts may be settled. We have also recorded a liability for potential penalties and interest of $0.2 million as of September 30, 2012.

In March 2012, the Company acquired an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “March 2012 Property”) for a purchase price of $9.7 million. In October 2012, the Company acquired an approximately 141,000 square foot, free standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company intends to complete the necessary improvements to the October 2012 Property and occupy the building as the Company’s new corporate headquarters at some time in the future. The October 2012 Property should more effectively address the future growth needs of the Company.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2012 and 2011, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of beverages sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been mitigated; however, such fluctuations may become more pronounced with the expansion of the distribution of our products outside of California. In addition, our experience with our energy drink products suggests they are less seasonal than the seasonality expected from traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in and/or increased advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Nine-Months Ended
net sales per case)	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$541,940	$474,709	$1,589,185	$1,293,273
Case sales (192-ounce case equivalents)	54,611	46,277	156,532	125,231
Average net sales per case	$9.92	$10.26	$10.15	$10.33

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits entities to assess qualitative factors first in determining whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, no further analysis would be required. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 will not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in international markets;
•	Unfavorable international regulations, including taxation requirements, product registration requirements, tariffs and/or trade restrictions;
•	Our ability to achieve profitability from our operations outside the United States;
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

•	Changes in accounting standards may affect our reported profitability;
•	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”) or other governmental agencies;
•

The outcome of shareholder securities litigation and shareholder derivative actions filed against us and/or against certain of our officers and directors, and the possibility of other private litigation;

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

•

Our ability to comply with and/or resultant lower consumer demand for energy drinks due to existing and/or future foreign, national, state and local laws and regulations and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food and drug laws in the United States and internationally, especially those that may affect the way in which our products are marketed, and/or labeled, and/or sold, including the contents thereof, as well as laws and regulations or rules made or enforced by the Food and Drug Administration, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission and/or certain state and/or city regulatory agencies and/or by any other countries in which we sell and/or decide to sell our products;

•

The effect of inquiries from and/or actions by attorneys general and/or other government agencies and/or quasi-government agencies into the advertising, marketing, promotion, ingredients, usage and/or sale of our energy drink products;

•	The effect of product liability litigation regarding our products and related unfavorable media attention;
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

•	The terms and/or availability of our credit facility and the actions of our creditors;
•	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
•	Changes in product category consumption;
•	Unforeseen economic and political changes;
•	Possible recalls of our products and/or defective production;
•	Our ability to make suitable arrangements for the co-packing of any of our products and/or the timely replacement of discontinued co-packing arrangements;

•	Our ability to make suitable arrangements for the procurement of non-defective raw materials;
•	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;
•	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities;
•	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	The failure of our bottlers and contract packers to manufacture our products on a timely basis or at all;
•	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
•	Any disruption in and/or lack of effectiveness of our information technology systems that disrupts our business or negatively impacts customer relationships; and
•	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine-months ended September 30, 2012 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and (2)  accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  At a hearing on defendants’ motion to dismiss the Amended Class Action Complaint held on May 12, 2011, the District Court issued a tentative ruling granting the motion to dismiss as to certain of plaintiff’s claims, including plaintiff’s allegations relating to promotional expenses, but denying the motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations.  On September 4, 2012, the District Court issued a Notice of Ruling (the “Order”) adopting the May 12, 2011 tentative ruling as its final ruling on defendants’ motion to dismiss.  On October 22, 2012, the District Court denied defendants’ motion for reconsideration of the Order or certification of an interlocutory appeal from the Order.  The District Court has set a schedule for briefing and discovery in connection with plaintiff’s motion for class certification, and has scheduled a hearing on that motion for April 1, 2013.  Fact discovery in the action has been stayed pending resolution of the class certification motion.

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

State Attorney General Inquiry – In July 2012, the Company received a subpoena from a state attorney general in connection with an investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand of energy drinks. As the investigation is in an early stage, it is unknown what, if any, action the state attorney general may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

Derivative Litigation – On September 13, 2012, two derivative complaints were filed in California Superior Courts, purportedly on behalf of the Company, by shareholders of the Company who made no prior demand on the Company’s Board of Directors.  One action, in the Superior Court for the County of Riverside, is styled Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan v. Sacks, et al. The other action, in the Superior Court for the County of Los Angeles, is styled Rumbaugh v. Sacks, et al.

The Iron Workers complaint names as defendants certain officers, directors, and employees of the Company, including Sacks, Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, and Thomas J. Kelly. The Rumbaugh complaint names each of the same individuals as defendants, with the exception of Thomas J. Kelly.  The Company is named as a nominal defendant in each action. The factual allegations of the two complaints are substantially similar.  Each alleges, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to market, advertise, and promote its Monster Energy® brand of energy drinks in a way that has exposed, and will continue to expose, the Company to costly investigations into its compliance with federal and state laws and regulations pertaining to food and beverage advertising.  The complaints further allege that, beginning in February 2012, the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing, and promoting its Monster Energy® brand of energy drinks.  The Iron Workers complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business health. The Iron Workers complaint asserts causes of action for breach of fiduciary duty and unjust enrichment.  In addition to those causes of action, the Rumbaugh complaint also asserts causes of action for abuse of control, gross mismanagement and waste of corporate assets.  The plaintiffs seek an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

The complaints have been served on certain of the defendants named therein.  The Company intends to seek transfer of the Rumbaugh complaint to Riverside, where it can be consolidated with the Iron Workers complaint.  The deadline for response to the Iron Workers complaint has been extended until after the motion to transfer is decided. Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit.  The Company intends to vigorously defend against these lawsuits.

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

ITEM 1A.                         RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011 and our Quarterly Report Form 10-Q for the period ended June 30, 2012, except for the following:

Product liability litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities or reduce demand for our products and thus negatively affect our financial results.

We have recently been named as a defendant in a product liability lawsuit, which alleges the consumption of two 24-ounce cans of Monster Energy® over the course of two days, caused the wrongful death of a fourteen year old girl (Anais Fournier) in December 2011. We do not believe that our products are responsible for the death of Ms. Fournier and intend to vigorously defend the lawsuit.  However, this lawsuit, other product liability litigation or the threat thereof and unfavorable media attention arising from pending or threatened product liability litigation, could consume significant financial and managerial resources and result in: (i) decreased demand for our products, (ii) significant awards against us and (iii) injury to our reputation.  Our financial condition and business operations could be materially adversely affected by each of these factors.

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2011, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock and on August 13, 2012, the Company’s Board of Directors approved the authorization of an increase of an additional $250.0 million (collectively the “2011-2012 Repurchase Plan”), increasing the total amount available under the 2011-2012 Repurchase Plan at that time to $500.0 million. During the three- and nine-months ended September 30, 2012, the Company purchased 6.9 million shares of common stock at an average purchase price of $57.99 per share for a total amount of $397.5 million (excluding broker commissions), which the Company holds in treasury.

Subsequent to September 30, 2012, the Company purchased an additional 1.9 million shares at an average purchase price of $54.99 per share, which exhausted the availability under the 2011-2012 Repurchase Plan.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Jul 1 - Jul 31	-	$-	-	$250,000
Aug 13 authorized increase				$250,000
				$500,000
Aug 1 - Aug 31	4,397,679	$59.52	4,397,679	$238,151
Sept 1 - Sept 30	2,456,864	$55.25	6,854,543	$102,368
Total	6,854,543	$57.99

¹Excluding broker commissions paid.

²Net of broker commissions paid.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE COPORATION
Registrant

Date: November 9, 2012	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer