Form 10-K
period 2012-12-31
Monster Beverage Corp
filed 2013-03-01
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $10,873,182,118 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 25, 2013 was 165,545,860 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

MONSTER BEVERAGE CORPORATION

FORM 10-K

PART I

ITEM 1.          BUSINESS

Overview

Monster Beverage Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 550 Monica Circle, Suite 201, Corona, California 92880 and our telephone number is (951) 739-6200. When this report uses the words “Monster Energy Company”, “Monster”, “Hansen”, “Hansen Natural Corporation”, “Hansen Beverage Company”,  “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Cane Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• X-Presso Monster®	• Hubert’s®
• Worx Energy®	• Vidration®
• Peace Tea®

Our Monster Energy® brand energy drinks, which represented 92.3%, 91.2% and 89.9% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively, include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Energy® Assault®	• Java Monster® Mean Bean®
• Monster Khaos®	• Java Monster® Vanilla Light
• Monster M-80® (named Ripper® in certain countries)	• Java Monster® Irish Blend®
• Monster MIXXD®	• Java Monster® Toffee
• Monster Energy® Absolutely Zero • Monster Energy® Import	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Monster Energy® Import Light • Monster Energy® Dub Edition Baller’s Blend	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Energy® Dub Edition Mad Dog • Monster Rehab® Tea + Lemonade + Energy	• Monster Energy Extra Strength Nitrous Technology® Black Ice™
• Monster Rehab® Rojo Tea + Energy	• X-Presso Monster® Hammer
• Monster Rehab® Green Tea + Energy	• X-Presso Monster® Midnite
• Monster Rehab® Protean + Energy	• Monster Cuba-Lima®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy® Zero Ultra
• M3® Monster Energy® Super Concentrate	• Übermonster® Energy Brew

Industry Overview

The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2012 for the

“alternative” beverage category of the market are estimated at approximately $34.4 billion, representing an increase of approximately 8.3% over the estimated domestic U.S. wholesale sales in 2011 of approximately $31.8 billion (revised from a previously reported estimate of $31.9 billion).

Corporate History

In the 1930s, Hubert Hansen and his sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen’s trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, we acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen beverage business has significantly expanded and includes a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation.

Reportable Segments

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice-based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily directly to retailers. Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically, have been allocated to “Corporate and Unallocated.” Our DSD segment represented 95.4%, 94.4% and 93.0% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Our Warehouse segment represented 4.6%, 5.6% and 7.0% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

For financial information about our reporting segments and geographic areas, refer to Note 16 of Notes to the Consolidated Financial Statements set forth in “Part II, Item 8 – Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

2012 Product Introductions

During 2012, we continued to expand our existing product lines and flavors and further develop our distribution markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During 2012, we introduced a number of new products, including the following:

•    Monster Rehab® Tea + Orangeade + Energy, a non-carbonated energy drink with electrolytes (February 2012).

•    Übermonster® Energy Brew, a non-alcoholic energy drink, manufactured using a brewed fermentation process (February 2012).

•    Hansen’s® Coconut Water, in original and tropical flavors, packaged in re-sealable Tetra Prisma boxes (March 2012).

•    Peace Tea® Cranberry, Pink Lemonade and Texas-Style Sweet Tea, ready-to-drink iced teas (March 2012).

•    Monster Energy® Zero Ultra, a carbonated energy drink which contains zero calories and zero sugar (August 2012).

•    Monster Cuba-Lima®, a carbonated lime flavored non-alcoholic energy drink (September 2012).

•    Monster Energy® “Dub Edition” Baller’s Blend, a carbonated punch + energy drink (October 2012).

•    Monster Energy® “Dub Edition” Mad Dog, a carbonated punch + energy drink (October 2012).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2012, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Packaging

We package our products in a variety of different package types and sizes including, but not limited to, aluminum cans, sleek aluminum cans, glass bottles, polyethylene terephthalate (PET) plastic bottles, high density polyethylene plastic bottles, aseptic boxes and stick packs.

Products – DSD Segment

Monster Energy® Brand Energy Drinks:

Monster Energy® Drinks - In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name in 16-ounce cans, which was almost double the size of our original Hansen’s® brand energy drinks (in 8.3-ounce cans) and the vast majority of competitive energy drinks on the market at that time. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other dietary ingredients (collectively, “dietary ingredients”) and are marketed through our full service distributor network. We offer the following products under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Energy® Assault®, Monster Khaos®, Monster M-80® (named Ripper® in certain countries), Monster MIXXD®, Monster Energy® Absolutely Zero, Monster Energy® Import and Import Light, Monster Energy® Dub Edition Baller’s Blend, Monster Energy® Dub Edition Mad Dog, M3® Monster Energy® Super Concentrate energy drinks, Übermonster® Energy Brew, Monster Energy® Zero Ultra and Monster Cuba-Lima®.

Java Monster® Coffee + Energy Drinks - A line of non-carbonated dairy based coffee + energy drinks. We offer the following products under the Java Monster® product line: Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend® and Java Monster® Toffee.

Monster Energy Extra Strength Nitrous Technology® Energy Drinks - A line of carbonated energy drinks containing nitrous oxide. We offer the following products under the Monster Energy Extra Strength Nitrous Technology® product line: Super Dry™, Anti Gravity® and Black Ice™.

X-Presso Monster® Coffee + Energy Drinks - A line of non-carbonated dairy based coffee + energy drinks. We offer the following products under the X-Presso Monster® coffee + energy drinks product line: X-Presso Monster® Hammer and X-Presso Monster® Midnite.

Monster Rehab® Tea + Energy Drinks - A line of non-carbonated energy drinks with electrolytes. We offer the following products under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Rojo Tea + Energy, Monster Rehab® Green Tea + Energy, Monster Rehab® Protean + Energy and Monster Rehab® Tea + Orangeade + Energy.

Other:

Worx Energy® Energy Shots - A line of energy supplements which contains zero calories and zero sugar. We offer the following products under the Worx Energy® energy shot product line: Original Formula and Extra Strength.

Peace Tea® Iced Teas - A line of ready-to-drink iced teas. We offer the following products under the Peace Tea® product line: green tea, imported Ceylon tea, sweet lemon tea, razzleberry tea, cranberry tea, pink lemonade tea, Texas-style sweet tea and “Caddy Shack” tea + lemonade.

Products – Warehouse Segment

Hansen’s® Brand Sodas - Hansen’s® brand sodas have been a leading natural soda brand on the West Coast of the United States for more than 30 years and are made with natural flavors. Hansen’s® brand sodas, sweetened with cane sugar, and Hansen’s® Diet Sodas, sweetened with Splenda® no calorie sweetener and Acesulfame-K, contain no preservatives, sodium, caffeine or artificial colorings. We offer the following sodas under the Hansen’s® brand name: Hansen’s® Sodas, Hansen’s® Diet Sodas and Hansen’s® Natural Mixers, as well as Hansen’s® Sparkling Waters, in a variety of flavors.

Blue Sky® Products - Our Blue Sky® products contain no preservatives, artificial sweeteners, caffeine (other than our Blue Sky® energy drinks) or artificial coloring and are made with sugar and natural flavors. We offer the following products under the Blue Sky® product line: Blue Sky® Natural Soda, Blue Sky® Zero Calorie Sodas (sweetened with Truvia® brand stevia extract, an all natural sweetener), Blue Sky® Premium Sodas, Blue Sky® Organic Natural Sodas, Blue Sky® Seltzer Waters, Blue Sky® Blue Energy® drinks, Blue Sky® Zero Calorie Blue Energy® drinks, Blue Sky® Café Energy drinks and Blue Sky Recover Energy® drinks.

Hansen’s® Energy Drinks - Our original Hansen’s® energy drinks compete in the “functional” beverage category, namely, beverages that provide a benefit in addition to simply delivering refreshment. We offer the following products under the Hansen’s® energy drink product line: Hansen’s® Natural Energy Pro, Hansen’s® Energy Diet Red and Hansen’s® Natural Stamina™ Pro.

Hansen’s® Juice Products and Smoothies - Our fruit juice product line includes Hansen’s® Natural Apple Juice, Hansen’s® Natural Grape Juice, White Grape Juice, Pineapple Juice, Apple Grape Juice, Apple Strawberry Juice, Orange Juice, Cranberry Juice, Cranberry-Apple Juice,  Cranberry-Grape Juice, Ruby Red Grapefruit Juice, and Organic Apple Juice. In March 2012, we added Hansen’s® Natural Apple Orange Pineapple Juice which contains 100% juice as well as 120% of the United States Recommended Daily Allowances (the “USRDA”) for vitamin C. We also offer Hansen’s® Natural Lo-Cal juice cocktails, a line of all natural, low-calorie cocktails in four flavors. The Lo-Cal juice cocktails are sweetened with Truvia® sweetener. Hansen’s® juice products compete in the shelf-stable juice category.

Hansen’s® Aseptic Juices - We offer a number of aseptically packed boxed juice products, including our dual-branded multi-vitamin 100% juice line, which we sell in conjunction with Costco Wholesale Corporation (“Costco”) through Costco stores. We offer our Hansen’s® Natural line of multi-vitamin 100% juices to other customers. These multi-vitamin juices contain eleven essential vitamins and six essential minerals and are available in a variety of flavors. In February 2012, we added Hansen’s® Natural Organic Apple Juice, a 100% USDA Certified Organic Apple Juice with 100% of the USRDA for vitamin C.

Our Hansen’s® Junior Juice® product line is a 100% juice line targeted at toddlers and preschoolers. These juices have added calcium and all flavors contain 100% of the daily recommended allowance of vitamin C. We also offer organic juices as well as Hansen’s® Organic Junior Water®, a lightly flavored reduced calorie beverage, both of which contain 100% of the daily recommended allowance of vitamin C. In addition, we offer Junior Juice Coconut Water Twist®, a line of fruit and coconut water juices containing 100% of the daily recommended allowance of vitamin C.

Hubert’s® Lemonades - Our Hubert’s® Lemonade is a line of premium ready-to-drink lemonades. Hubert’s® Lemonade is sweetened with cane sugar and Truvia® sweetener. Hubert’s® Lemonade is all natural and contains no preservatives, artificial sweeteners, caffeine, or artificial colorings. We offer the following products under the Hubert’s® Lemonade product line: Strawberry Lemonade, Limeade, Mango Lemonade, Honey Lemonade, Raspberry Lemonade and Original Lemonade. We added Cherry Limeade and Blackberry Lemonade flavors to the product line in February 2012 and October 2012, respectively. In July 2012, we introduced 4-count multi-packs of select flavors.

We also market Hubert’s® Half & Half, a line of premium ready-to-drink lemonade + tea drinks, in a variety of flavors. Hubert’s® Half & Half is sweetened with cane sugar and Truvia® sweetener, and contains no preservatives, artificial sweeteners, or artificial colorings.

Hansen’s® Natural Fruit Stix® and Tea Stix™ - Our Fruit and Tea Stix™ product line is an all-natural, low-calorie powder drink mix line, sweetened naturally with Truvia® sweetener.

Vidration® Enhanced Waters - Our zero calorie, vitamin enhanced flavored water line is offered under the Vidration® brand name. This line includes the following products: Defense, Recover, Energy, Multi-V and Power.

Angeleno® Aguas Frescas - Our Angeleno® Aguas Frescas is a line of premium ready-to-drink aguas frescas. Angeleno® Aguas Frescas are sweetened with cane sugar and real fruit juice and contain no preservatives, artificial sweeteners, caffeine, or artificial colorings. We offer the following flavors under the Angeleno® Aguas Frescas product line: Mango, Melon, Pineapple, Jamaica (Hibiscus) and Tamarindo.

PRE® Beverages and Drink Mixes - Our Hansen’s®  Natural PRE® products include a line of prebiotic and probiotic digestive wellness ready-to-drink beverages and powder drink mixes, containing specially formulated blends by Jarrow Formulas. PRE® prebiotic ready-to-drink beverages are sweetened with either cane sugar or stevia. PRE® probiotic powder drink mixes are sweetened with cane sugar and stevia.

Hansen’s® Natural Coconut Water - In March 2012, we introduced Hansen’s® Natural Coconut Water, a line of premium 100% Coconut Waters available in Pure and Tropical flavors.

Other Products

We continue to evaluate and, where considered appropriate, introduce additional flavors and types of beverages to complement our existing product lines. We may also evaluate, and where considered appropriate, introduce additional types of consumer products we consider are complementary to our existing products and/or to which our brand names are able to add value.

We also develop and supply, on a limited exclusive basis, selected beverages in different formats to a limited number of customers, with the objective of solidifying and/or enhancing our relationship with those customers.

Manufacture and Distribution

We do not directly manufacture our products, but instead outsource the manufacturing process to third party bottlers and contract packers.

We purchase concentrates, sweeteners, juices, flavors, dietary ingredients, cans, bottles, aseptic boxes, caps, labels, trays, boxes and other ingredients for our beverage products from our suppliers, which are delivered to our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or other ingredients (including dietary ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

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

In some instances subject to agreement, certain equipment may be purchased by us and installed at the facilities of our co-packers to enable them to produce certain of our products. In general, such equipment remains our property and is returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer via a per case credit over a pre-determined number of cases that are produced at the facilities concerned.

We are generally responsible for arranging for the purchase and delivery to our third party bottlers and co-packers of the containers in which our beverage products are packaged.

We pack certain of our products in a number of locations both domestically and internationally, including Australia, Brazil, Canada, Europe, Mexico and the United States, to enable us to produce products closer to the markets where they are sold with the objective of reducing freight costs. As distribution volumes increase in both our domestic and international markets, we will continue to source additional packing arrangements closer to such markets to further reduce freight costs. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to aluminum cans, PET plastic bottles, aseptic boxes, glass, labels, flavors, juice concentrates, dietary ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon our request. For certain of our products, including our Monster Energy® brand energy drinks, our Worx Energy® energy shots, our Peace Tea® products, our Hansen’s ® brand energy drinks, our Hubert’s® lemonades and our aseptic juice products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

We continue to actively seek alternative and/or additional advantageously located co-packing facilities in Asia, Canada, Central America, Europe, the Middle East, South Africa, South America and the United States with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption in production.

Distribution Agreements

During 2012, we continued to expand distribution of our products in both our domestic and international markets, and our Monster Energy® drinks are now sold in approximately 90 countries and territories around the world.  We have entered into agreements with various distributors providing for the distribution of our products during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years.  Such agreements remain in effect for their then current term as long as our products are being distributed, but may be terminated by either party upon written notice.  We are generally entitled to terminate such agreements at anytime without cause upon payment of a termination fee.

Certain of our material distribution agreements, as amended from time to time, are described below:

(a)  Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-Busch, Inc., a Missouri corporation (“AB”), under which select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, primarily our Monster Energy® drinks, as well as additional products that may be agreed between the parties in various territories within the United States.

(b)  On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB, under which select AB Distributors distribute and sell our Monster Energy® drinks to food service on-premise accounts.

(c)  Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with The Coca-Cola Company (“TCCC”), pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in Canada and the United States in which bottlers from TCCC’s network of wholly or partially-owned and independent bottlers, including Coca-Cola Refreshments USA, Inc. (“CCR”),(formerly known as Coca-Cola Enterprises, Inc. (“CCE”)), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other TCCC independent bottlers (collectively, the “TCCC North American Bottlers”) will distribute and sell primarily our Monster Energy® drinks.

(d)  Monster Energy Distribution Agreement with CCR, pursuant to which CCR distributes, directly and through certain sub-distributors, primarily our Monster Energy® drinks in portions of the United States. On October 2, 2010, TCCC completed its acquisition of the North American business operations of CCE (now CCR), through a merger with a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed CCR, and currently distributes our Monster Energy® drinks in those portions of the United States in which CCE previously distributed such drinks. Concurrently with this acquisition, a new entity, which retained the name Coca-Cola Enterprises, Inc. (“New CCE”) was formed, which currently distributes our Monster Energy® drinks in certain European territories (see paragraph (h) below).

(e)  Distribution agreements with Consolidated, United and other TCCC North American Bottlers for the distribution of our Monster Energy® drinks in various territories within the United States.

(f)        Monster Energy Canadian Distribution Agreement with CCBC (now Coca-Cola Refreshments Canada, Ltd. (“CCRC”)), pursuant to which CCBC was appointed to distribute and sell, directly and through certain sub-distributors, our Monster Energy® drinks in Canada.

(g)       Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC, pursuant to which we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell our Monster Energy® drinks, subject to TCCC’s approval.

(h)      Monster Energy International Distribution Agreement and Monster Energy Belgium Distribution Agreement with New CCE, pursuant to which New CCE was appointed to distribute directly, and through certain sub-distributors, our Monster Energy® drinks in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden.

(i)          Distribution agreements with bottlers of the Coca-Cola Hellenic group (“Coca-Cola Hellenic”) for the distribution of certain of our Monster Energy® drinks in Austria, Bulgaria, Czech-Republic, Hungary, Slovakia, Cyprus, Greece, Latvia, Lithuania, Estonia,  Switzerland and Poland.

Distribution levels vary by product and geographic location. Gross sales outside the United States accounted for $513.9 million, $381.0 million and $240.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, PET plastic and glass bottles as well as flavors, juice concentrates, sugar, sucralose, milk, cream, dietary ingredients and other packaging materials, the costs of which are subject to fluctuations. Overall prices of our raw materials increased in 2012 as compared to 2011 and certain raw material costs are continuing to increase in 2013. We have contracted for the majority of our projected aluminum can requirements for the first half of 2013 at comparable pricing to 2012, however, we anticipate our aluminum can pricing will increase in the second half of 2013 based on current market trends. Our cost of apple juice concentrate was higher in 2012 as compared with 2011, and we anticipate our 2013 cost will be higher than in 2012. We have secured a large portion of our sugar requirements for 2013 at lower average prices than 2012. PET plastic bottle pricing has remained relatively stable. We are experiencing some cost increases for certain juice concentrates and other ingredients in 2013.

We purchase beverage flavors, concentrates, juices, dietary ingredients, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

Generally, raw materials utilized by us in our business are readily available from numerous sources. However, certain raw materials are manufactured by only one company.  We purchase flavors, vitamin blends and herbs, certain other dietary ingredients and sucralose, as well as certain other ingredients, from single manufacturers. Additionally, certain of our containers and flavors are only manufactured by single companies.

With regard to our Java Monster® product line, the dairy industry is subject to shortages and increased demand from time to time, which may result in higher prices.

With regard to our fruit juice and juice-drink products, the fruit juice industry is subject to variability in demand and weather conditions, which may result in higher prices and/or lower consumer demand for juices.

Generally, flavor suppliers own the proprietary rights to their flavor formulas which they make available to customers for specific use in the production of their customers’ products.  Consequently, we do not have possession of the list of flavor ingredients or flavor formulas used in the production of our products and certain of our blended concentrates (our “Product Flavor Formulas”) and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our flavor suppliers generally do not make flavors used in our products available to third parties. We have also entered into agreements with certain of our flavor suppliers who have agreed, subject to the terms of such agreements, to maintain our Product Flavor Formulas in confidence, not to use our Product Flavor Formulas in the production of other customers’ products and to provide us with access to our Product Flavor Formulas under certain circumstances, such as the bankruptcy of the flavor supplier. We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain fruits and fruit juices, coffee, tea, dietary ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

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

In connection with the development of new products and flavors, independent suppliers bear a large portion of the expense of product development, thereby enabling us to develop new products and flavors at what we consider to be reasonable economic levels. We have historically developed and successfully introduced new products, flavors and packaging for our products and intend to continue to develop and introduce additional new beverages, flavors and innovative packaging.

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

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, brand exposure and marketing as well as pricing. We also compete for distributors who will give our products more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, juice cocktails and enhanced waters in larger volume packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Sobe Life Water, Vitamin Water, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea, Activate and Neuro, have added dietary ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of dietary ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks. Our Peace Tea® ready-to-drink iced teas are positioned more closely against those products.

We are also subject to increasing levels of regulatory issues particularly in relation to the registration and taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), The Dr. Pepper Snapple Group, Inc. (the “DPS Group”), Red Bull Gmbh, Kraft Foods, Inc., GlaxoSmithKline plc, Nestle Beverage Company, Tree Top Inc. (“Tree Top”) and Ocean Spray Cranberries Inc. (“Ocean Spray”). We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, 180, Red Devil, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Redline Energy Shots, and many other brands. TCCC and PepsiCo also market and/or distribute additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Adrenaline Rush, Relentless and numerous local and private label brands that usually differ from country to country, such as Power Play, Mother, Hell, Shock, Tiger, Boost, Gladiator, TNT, Shark, Hot 6, Nalu, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex and a host of other international brands.

Our Java Monster® and X-Presso Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best, illy issimo coffee and Full Throttle Coffee.

Our Peace Tea® ready-to-drink iced tea product line competes directly with Arizona, Lipton, Snapple, Nestea, Xing Tea, Honest Tea, Gold Peak Tea, Fuze Tea and other tea brands.

Our natural sodas compete directly with traditional soda products, including those marketed by TCCC, PepsiCo, the DPS Group, Cott Corporation and National Beverage Corporation, as well as with carbonated beverages marketed by smaller or primarily local companies such as Jones Soda Co., Crystal Geyser, J.M. Smucker Company, Reeds, Inc., Zevia and with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Our apple and other juice products compete directly with Tree Top, Mott’s, Martinelli’s, Welch’s, Ocean Spray, Tropicana, Minute Maid, Langers, Apple and Eve, Seneca, Northland, Juicy Juice, Old Orchard and also with other brands of apple juice and juice blends, including store brands.

Our Hubert’s® Lemonades and Hubert’s® Half & Half lemonade + teas compete directly with Calypso, Simply Lemonade, Minute Maid, Cabana, Tropicana and Newman’s Own.

Our Hansen’s® Natural Coconut Water competes directly with Vita Coco, ZICO and O.N.E.

Sales and Marketing

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to increase demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, personality endorsements (including from television and other well known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television exposure (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

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

We increased expenditures for our sales and marketing programs by approximately 11.9% in 2012 compared to 2011. As of December 31, 2012, we employed 1,786 employees in sales and marketing activities, of which 826 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2012, 2011 and 2010 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	2012	2011	2010
Full service distributors	63%	64%	64%
Club stores, drug chains & mass merchandisers	9%	10%	12%
Outside the U.S.	22%	20%	16%
Retail grocery, specialty chains and wholesalers	4%	4%	6%
Other	2%	2%	2%

Our customers include the TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), AB Distributors, New CCE, certain bottlers of Coca-Cola Hellenic, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc.  CCR accounted for approximately 28% and 29% of our net sales for the years ended December 31, 2012 and 2011, respectively.  CCE, which included their operations in the U.S. for the relevant periods (see Distribution Agreements (d) in “Item I – Business - Distribution Agreements”), accounted for approximately 28% of our net sales for the year ended December 31, 2010.

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

Intellectual Property

We presently have approximately 3,700 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress, and similar intellectual property as very important to our business.  We consider Monster® (registered outside of the United States), Monster Energy®, ®, M Monster Energy®, Monster Rehab®, Java Monster®, Monster Energy Extra Strength Nitrous Technology®,  X-Presso Monster®, Hansen’s Natural Soda®, Hansen’s®, Peace Tea®, Worx Energy®, Blue Sky®, Hubert’s®, Junior Juice® and Vidration® to be our core trademarks.

We protect our trademarks by applying for registrations and registering our trademarks with the United States Patent and Trademark Office and with government agencies in other countries around the world, particularly where our products are distributed and sold.  We assert copyright ownership of the statements, graphics and content appearing on the packaging of our products.

Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.

We enforce and protect our trademark rights against third parties infringing or denigrating our trademarks by opposing registration of conflicting trademarks, and initiating litigation as necessary.

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous similar and other statutes and regulations.

We also may in the future be affected by other existing, proposed and potential future regulations or regulatory actions, including those described below, any of which could adversely affect our business, financial condition and results of operations.  See “Part I, Item 1A – Risk Factors – Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations” below for additional information.

Furthermore, legislation may be introduced in the United States and other countries at the federal, state and municipal level in respect of each of the subject areas discussed below.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages, as discussed below.

In January 2013, we received a letter from Representative Edward J. Markey, Senator Richard J. Durbin and Senator Richard Blumenthal requesting information from us to enable them to better understand a number of issues relating in part to an investigation they said has been launched by the U.S. Food and Drug Administration (the “FDA”) examining energy drinks and potential health risks, particularly for groups of vulnerable individuals, including young people and those with pre-existing cardiac conditions. We have provided a response to their letter.

Product Labeling and Advertising. We are subject to Proposition 65 in California, a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that state as having been found to cause cancer or birth defects in excess of certain levels. If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it is difficult to predict whether, or to what extent, such a warning would have an impact on sales of our products in those locations or elsewhere.

In addition, the FDA is considering revising regulations with respect to serving size information and nutrition labeling on food and beverage products.  If adopted, we may incur significant costs to alter our existing packaging materials to comply with new regulations.   Additionally, revised serving size information may impact and/or reduce and/or otherwise affect the purchase and consumption of our products by consumers.

In October 2012, we received a letter from the city attorney of San Francisco, Dennis J. Herrera, requesting support for our promotional slogans and citing a California state law that makes it illegal to make false or misleading advertising claims that purport to be based on fact or clinical data. At the present time, no wrong-doing has been alleged and we believe that we are in compliance with applicable California law relating to product advertising.  However, there can be no assurance that the city attorney of San Francisco, or any other party will not seek to take action against us alleging that any of our promotional slogans or other advertising claims were not in compliance with California law or any similar law relating to product advertising in another jurisdiction. We have provided a response to this letter.

In July 2012, we received a subpoena from a state attorney general in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. As the investigation is at an early stage, we cannot predict the outcome of this inquiry and what, if any, effect it may have on our business, financial condition or results of operations.

Regulations took effect in Canada on January 11, 2013 that inter alia re-classified energy drinks from “natural health products” to “food.”  As a result, energy drinks are required to carry a warning that they are not recommended for children or breast-feeding women and should not be mixed with alcohol.

In the United States, as permitted under the Federal Food, Drug, and Cosmetic Act and FDA regulations, we recently decided to transition the labeling and marketing of our products sold under the Monster Energy®, Hansen’s Energy® and Blue Energy® brands from dietary supplements to conventional foods.  It is anticipated that new labels for such products as conventional foods will be introduced in 2013. Products marketed under the Worx Energy® brand, which are sold in 2-ounce bottles, will continue to be labeled as dietary supplements.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or restrict the venues in which energy drinks can be sold and/or to restrict the use of the Supplemental Nutrition Assistance Program (“SNAP”) (formerly food stamps) to purchase energy drinks are currently pending in certain U.S. states, counties, municipalities and/or in certain foreign countries.

In addition, in January 2013, Chicago Alderman Ed Burke proposed a ban on the sale and distribution of energy drinks to all consumers, not just minors, in Chicago (the “Chicago Proposal”).  The Chicago Proposal defines “energy drink” to include “a canned or bottled beverage which has 180 milligrams or more of caffeine per single-serve container and contains Taurine or Guarana”.

In February 2013, Suffolk County, NY Legislator William Spencer proposed two local laws; one would ban the distribution of free samples of energy drinks (which the law would characterize as “stimulant drinks”) to individuals under the age of eighteen in that county, and the second would ban the sale or distribution of such drinks in Suffolk County parks.

Excise Taxes on Energy Drinks.  Legislation that would impose an excise tax on sweetened beverages has been proposed in Congress and some state legislatures, including Connecticut, Hawaii, Massachusetts, Nebraska, Oregon, Rhode Island and Texas, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  The imposition of such taxes on our products would increase the cost of the products or, to the extent levied directly on consumers, make our products less affordable.  Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business.  On January 1, 2011, Mexico instituted a 25% excise tax on certain energy drinks, however, our products are currently not subject to such tax. Effective January 1, 2013, Hungary instituted an excise tax of approximately $0.18 (at current exchange rates) per liter on drinks containing more than 15 milligrams of caffeine per 100 milliliters, which our products are subject to.

Limits on Caffeine Content.  Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks.  The Chicago Proposal effectively would limit beverages containing Taurine or Guarana to less than 180 milligrams of caffeine. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. On January 1, 2013, regulations took effect in Canada that limit the amount of caffeine contained in any beverage in a single-serving can or bottle to less than 180 milligrams.  We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected.  However, there can be no assurance that we will be able to satisfactorily do so in other jurisdictions that adopt similar legislation.

Limitations on Container Size.  In September 2012, the Board of Health of New York City approved regulations prohibiting the sale, in certain sales channels, mainly food service establishments, of certain sweetened drinks in containers larger than 16 fluid ounces. The regulations are expected to take effect in March 2013. The mayor of Cambridge, Massachusetts has proposed a similar initiative.

We currently package certain of our Monster Energy® drinks and our Peace Tea® iced teas in aluminum cans larger than 16 fluid ounces. Although the New York City regulations and other current proposals would not extend to beverages sold in our principal sales channels such as convenience stores, grocery stores, mass merchandisers, drug stores and club stores, we cannot predict whether any such sales channel might be added to the New York City regulations or covered by other similar regulatory initiatives.

Container Deposits. Various municipalities, states and foreign countries require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. Other deposit, recycling or product stewardship proposals have been introduced in certain U.S. states, counties, municipalities and in certain foreign countries.

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

In California, we are required to collect redemption values from our customers and to remit such redemption values to the State of California Department of Resources Recycling and Recovery based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states and countries where our products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

Employees

As of December 31, 2012, we employed a total of 2,180 employees of which 1,214 were employed on a full-time basis. Of our 2,180 employees, we employed 394 in administrative and operational capacities and 1,786 persons in sales and marketing capacities.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”).  You may read and copy such material at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also find the Company’s SEC filings at the SEC’s website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Our Internet address is www.monsterbevcorp.com.  Information contained on our website is not part of this annual report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on www.monsterbevcorp.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing to, or telephoning us, at the following address or telephone number:

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

Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size, or impose age restrictions for the sale of energy drinks.  For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state and municipal level in respect of each of the foregoing subject areas.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages.  To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold individually or in the aggregate, it could result in a reduction in demand for our energy drinks and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous similar and other statutes and regulations.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

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

Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products.

In 2012, we were named as a defendant in a product liability lawsuit, which alleged that the consumption of two 24-ounce cans of Monster Energy® over the course of two days, caused the wrongful death of a fourteen year old girl (Anais Fournier) in December 2011. We do not believe that our products are responsible for the death of Ms. Fournier and intend to continue to vigorously defend the lawsuit. In addition, another product liability lawsuit was filed against us in 2012, which we believe to be without merit and intend to vigorously defend.

In October 2012, we received a letter from the city attorney of San Francisco, Dennis J. Herrera, requesting support for our promotional slogans and citing a California state law that makes it illegal to make false or misleading advertising claims that purport to be based on fact or clinical data. While Mr. Herrera has not alleged any wrong-doing, there can be no assurance that he or other parties will not seek to take action against us alleging that the advertising of certain of our products was not in compliance with California law. We have provided a written response to this letter. In 2012, several lawsuits were filed against us claiming that certain statements made in our advertisements and/or on the labels of our products were false and/or misleading in nature and/or that our products are not safe. Putative class action lawsuits have also recently been filed against certain of our competitors asserting that certain claims in their advertisements amount to false advertising. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or that our products are in any way unsafe and intend to vigorously defend these lawsuits.

Any of the foregoing matters or other product-related litigation, the threat thereof, or unfavorable media attention arising from pending or threatened product-related litigation, could consume significant financial and managerial resources, and result in decreased demand for our products, significant monetary awards against us and injury to our reputation.

Criticism of our energy drink products, and/or criticism or a negative perception of energy drinks generally, could adversely affect us.

An unfavorable report on the health effects of caffeine, or criticism or negative publicity regarding the caffeine content in our products or energy drinks generally, could have an adverse effect on our business, financial condition and results of operations.  Articles critical of the caffeine content in energy drinks and/or indicating certain health risks of energy drinks have recently been published.  We believe that the softness in the energy drink market in the U.S. over the past few months may be due in part to the ongoing negative publicity and comments that continued to appear in the media questioning the safety of energy drinks and suggesting limitations on their ingredients (including caffeine) and/or the levels thereof and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, they could adversely affect the demand for our products.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in many cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull Gmbh, the DPS Group, Kraft Foods Inc., GlaxoSmithKline plc, Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

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

In 2012, the global economy improved as compared to 2011, however uncertainty continues to exist as to the overall rate and stability of the recovery.  Global economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that any of the recent economic improvements will be sustainable, or that they will enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of the recent disruptions in Europe or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any crisis in European and other international markets. If the improved economic conditions are slower than anticipated or if conditions worsen, our industry, business and results of operations could be materially and adversely affected.

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

Our gross sales to customers outside of the United States were approximately 22%, 20% and 16% of consolidated gross sales for the years ended December 31, 2012, 2011 and 2010, respectively, and our growth strategy includes further expanding our international business. If we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some areas we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the U.S. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

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

We derive a substantial portion of revenues from our energy drinks and competitive pressure in the energy drink category could adversely affect our business and operating results.

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment, which is comprised primarily of energy drinks, represented 95.4% of net sales for the year ended December 31, 2012. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the more recently emerging energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, 180, Red Devil, Xenergy, MiO Energy, Rip It, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, Full Throttle Coffee, 5-Hour Energy Shots, Stacker 2, VPX Redline Energy Shots and many other brands. A number of companies who market and distribute iced teas, juice cocktails and enhanced waters in different packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Sobe Life Water, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea, Activate, Neuro and Vitamin Water, have added dietary ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits.  In addition, certain large companies such as TCCC and PepsiCo, market and/or distribute products in that market segment such as Pepsi Max, Mountain Dew, Mountain

Dew MDX and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Adrenaline Rush, Relentless and numerous local and private label brands that usually differ from country to country, such as Power Play, Mother, Hell, Shock, Tiger, Boost, Gladiator, Speed, TNT, Shark, Hot 6, Shark Energy, Nalu, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex and a host of other international brands. Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best, illy issimo coffee drinks and Full Throttle Coffee. Competitive pressures in the energy drink category could impact our revenues and/or we could experience price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. In the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including our Monster Energy® brand energy drinks, our Worx Energy® energy shots, our Peace Tea® product line, our Hansen’s® brand energy drinks, our aseptic juice products, our Hubert’s® Lemonades and other products. While we believe a short-term disruption or delay in production would not significantly affect our revenue, a lengthy disruption or delay in the production of any of such products could significantly adversely affect our revenues from such products because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.

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

The TCCC North American Bottlers, AB Distributors, New CCE and Coca-Cola Hellenic are our primary domestic and international distributors of our Monster Energy® products. If we are unable to maintain good relationships with the TCCC North American Bottlers and/or the AB Distributors and/or New CCE and/or Coca-Cola Hellenic, or if the TCCC North American Bottlers and/or AB Distributors and/or New CCE and/or Coca-Cola Hellenic do not effectively focus on marketing, promoting, selling and distributing our products, sales of our Monster Energy® products could be adversely affected.

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

Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of flavor ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. If we must replace a flavor supplier, we could experience a temporary disruption in our ability to deliver products to our customers and/or a reduction in demand for our products containing replacement flavors, which could have a material adverse effect on our business and results of operations.

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

CCR accounted for approximately 28% and 29% of our net sales for the years ended December 31, 2012 and 2011, respectively.  A decision by CCR, CCRC, New CCE, Wal-Mart, Inc. (including Sam’s Club), Coca-Cola Hellenic, or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, PET plastic bottles, as well as juice concentrates, sugar, sucralose, dietary ingredients, milk and cream, the costs and availability of which are subject to fluctuations. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials although we do, from time to time, enter into purchase agreements for a significant portion of our annual anticipated requirements for certain raw materials such as aluminum cans, apple juice and sugar.

In addition, some of these raw materials, including certain sizes of cans, are available from a limited number of suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, PET plastic bottles, glass bottles, labels, sucralose, flavors, dietary ingredients, juice concentrates, certain sweeteners, coffee, tea, packaging materials or co-packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, dietary ingredients and sweeteners have been and could, from time to time in the future, be experienced. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

We own numerous trademarks that are very important to our business.  We also own the copyright in and to a portion of the content on the packaging of our products. We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such intellectual property through registration and enforcement actions. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

If we are unable to maintain our brand image or product quality, our business may suffer.

Our success depends on our ability to build and maintain brand image for our existing products, new products and brand extensions. There can be no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preference and demand. Product quality and/or ingredient content issues, efficacy or lack thereof, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports, studies and articles and regulatory or other governmental inquiries, in each case whether involving our products or those of our competitors, as well as proposed or new legislation affecting our industry.

If we encounter product recalls, our business may suffer and we may incur material losses.

We may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled or otherwise materially not compliant with applicable regulatory requirements. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

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

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates and dietary ingredients used in our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain including, without limitation, the availability of, and/or result in higher prices for, juice concentrates, natural flavors and dietary ingredients or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after-tax income.  Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers) could affect our products’ affordability and reduce our sales.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions estimates and projections by the investment community and public comments by other parties and many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ earnings forecasts, which may be based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of sales revenues, gross margin and operating expenses. There can be no assurance that we will achieve any projected levels or mixes of product sales and/or revenues and/or gross margins and/or operating profits and/or net income. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2012, our stock price high was $83.96 and stock price low was $39.99, as adjusted for the 2-for-1 split of our common stock that occurred on February 15, 2012.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 25, 2013, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 18% of our outstanding common stock. Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2012, we had $222.5 million in cash and cash equivalents and $118.4 million in short- and long-term investments. We have historically invested these amounts in U.S. Treasury bills, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

Litigation, legal proceedings, government and regulatory inquiries and/or proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, fraud, unfair business practices and false advertising, product liability, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in “Part I, Item 3 – Legal Proceedings” and in “Part II, Item 8, Note 9” to our consolidated financial statements contained in this Form 10-K.

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

In March 2012, we acquired an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “March 2012 Property”), which we have not occupied, for a purchase price of $9.7 million. In October 2012, we acquired an approximately 141,000 square foot, free standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. We intend to complete the necessary improvements to the October 2012 Property and occupy the building as the Company’s new corporate headquarters at some time in the future. The October 2012 Property should more effectively address the future growth needs of the Company, compared to the March 2012 Property. In December 2012, the Company commenced marketing efforts to sell the March 2012 Property.

ITEM 3.          LEGAL PROCEEDINGS

In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky® beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010.  On January 27, 2012, the parties entered into a settlement agreement on terms acceptable to the Company. On June 1, 2012, the District Court granted final approval of the settlement and entered judgment.  On June 26, 2012, an objector to the settlement filed a notice appealing the District Court’s judgment with the Ninth Circuit Court of Appeals.  On December 11, 2012, the Ninth Circuit Court of Appeals entered an order dismissing the appeal due to the appellant’s failure to prosecute.  The settlement is therefore final and the Company has satisfied all obligations required under the settlement agreement.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants (the “Wellman Action”).  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed. The Company believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations. In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

The complaints have been served on certain of the defendants named therein.  By stipulation of the parties, the Rumbaugh complaint was transferred to Riverside Superior Court, where it will likely be consolidated with the Iron Workers complaint.  The parties stipulated to postpone the time to respond to both complaints until the matters are consolidated and a consolidated amended complaint is filed.  A case management conference for the Iron Workers matter is scheduled for March 5, 2013.  Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit.  The Company intends to vigorously defend against these lawsuits.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action, each of which contains allegations similar to those presented in the Wellman action.  In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine).  The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury, or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings, and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage, or other negative health effects and/or that the products themselves are unsafe).  Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment.  In their prayers for relief, the plaintiffs seek, inter alia, compensatory and punitive damages, restitution, attorneys’ fees, and, in some cases, injunctive relief.  Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.           Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  On January 5, 2012, stockholders of the Company approved the Company’s name change from Hansen Natural Corporation to Monster Beverage Corporation. In addition, on January 9, 2012, the Company’s common stock began trading under the symbol “MNST”. As of February 25, 2013, there were 165,545,860 shares of the Company’s common stock outstanding held by approximately 316 holders of record.

Stock Price and Dividend Information

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2012	High	Low
First Quarter	$63.18	$45.57
Second Quarter	$83.96	$60.66
Third Quarter	$75.00	$50.20
Fourth Quarter	$59.07	$39.99

Year Ended December 31, 2011	High	Low
First Quarter	$30.26	$25.84
Second Quarter	$40.90	$29.91
Third Quarter	$47.33	$34.43
Fourth Quarter	$49.18	$38.20

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

On October 12, 2011, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock and on August 13, 2012, the Company’s Board of Directors approved the authorization of an increase of an additional $250.0 million (collectively the “2011-2012 Repurchase Plan”), increasing the total amount available under the 2011-2012 Repurchase Plan at that time to $500.0 million. During the year ended December 31, 2012, the Company purchased 8.7 million shares of common stock at an average purchase price of $57.35 per share for a total amount of $499.8 million (excluding broker commissions), which exhausted the availability under the 2011-2012 Repurchase Plan.

On November 13, 2012, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the year ended December 31, 2012, the Company purchased 4.8 million shares of common stock at an average purchase price of $49.26 per share for a total amount of $236.5 million (excluding broker commissions). Subsequent to December 31, 2012, the Company purchased an additional 0.257 million shares at an average purchase price of $51.99 per share, which exhausted the availability under the November 2012 Repurchase Plan.

During the year ended December 31, 2012, 0.01 million shares were repurchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.7 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs, including the 2011-2012 Repurchase Plan and the November 2012 Repurchase Plan.

The following tabular summary reflects our repurchase activity during the quarter ended December 31, 2012.

2012	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
October 1 - October 31	1,860,650	$54.99	1,860,650	$-
November 13, 2012 Authorization				$250,000
November 1 - November 30	2,815,520	$47.58	4,676,170	$115,972
December 1 - December 31	1,986,162	$51.65	6,662,332	$13,357
Total	6,662,332	$50.86

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	14,590,225	$12.12	13,424,790

Equity compensation plans not approved by stockholders	-	-	-

Total	14,590,225	$12.12	13,424,790

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2007. The Company’s current self-selected peer group is comprised of The Coca-Cola Company, DPS Group, National Beverage Corporation, Jones Soda Company and Cott Corporation.

ITEM 6.          SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2010 through 2012 and the balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2012	2011	2010	2009	2008
Gross sales*¹	$2,373,499	$1,950,490	$1,488,516	$1,309,335	$1,182,876

Net sales¹	$2,060,702	$1,703,230	$1,303,942	$1,143,299	$1,033,780

Gross profit¹	$1,065,656	$894,309	$680,240	$612,316	$538,794

Gross profit as a percentage to net sales	51.7%	52.5%	52.2%	53.6%	52.1%
Operating income²	$550,623	$456,423	$347,814	$337,309	$163,591

Net income	$340,020	$286,219	$212,029	$208,716	$108,032

Net income per common share:
Basic	$1.96	$1.62	$1.20	$1.16	$0.58
Diluted	$1.86	$1.53	$1.14	$1.10	$0.55

Cash, cash equivalents and investments	$340,949	$793,807	$643,680	$427,672	$375,513

Total assets	$1,043,325	$1,362,399	$1,146,950	$850,189	$793,812

Stockholders’ equity	$644,397	$979,158	$828,398	$584,953	$436,316

¹Includes $13.2 million, $13.0 million, $10.0 million, $8.2 million and $14.3 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, related to the recognition of deferred revenue.

²Includes $1.5 million, $1.1 million, $0.3 million, $1.9 million and $118.1 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Cane Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• X-Presso Monster®	• Hubert’s®
• Worx Energy®	• Vidration®
• Peace Tea®

Our Monster Energy® drinks, which represented 92.3%, 91.2% and 89.9% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively, include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Energy® Assault®	• Java Monster® Mean Bean®

• Monster Khaos®	• Java Monster® Vanilla Light
• Monster M-80® (named Ripper® in certain countries)	• Java Monster® Irish Blend®
• Monster MIXXD®	• Java Monster® Toffee
• Monster Energy® Absolutely Zero • Monster Energy® Import	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Monster Energy® Import Light • Monster Energy® Dub Edition Baller’s Blend	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Energy® Dub Edition Mad Dog • Monster Rehab® Tea + Lemonade + Energy	• Monster Energy Extra Strength Nitrous Technology® Black Ice™
• Monster Rehab® Rojo Tea + Energy • Monster Rehab® Green Tea + Energy	• X-Presso Monster® Hammer • X-Presso Monster® Midnite
• Monster Rehab® Protean + Energy	• Monster Cuba-Lima®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy® Zero Ultra
• M3® Monster Energy® Super Concentrate	• Übermonster® Energy Brew

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

During the year ended December 31, 2012, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the year ended December 31, 2012, we introduced the following products:

•                 Monster Rehab® Tea + Orangeade + Energy, a non-carbonated energy drink with electrolytes (February 2012).

•                 Übermonster® Energy Brew, a non-alcoholic energy drink, manufactured using a brewed fermentation process (February 2012).

•                 Hansen’s® Coconut Water, in original and tropical flavors, packaged in re-sealable Tetra Prisma boxes (March 2012).

•                 Peace Tea® Cranberry, Pink Lemonade and Texas-Style Sweet Tea, ready-to-drink iced teas (March 2012).

•                 Monster Energy® Zero Ultra, a carbonated energy drink which contains zero calories and zero sugar (August 2012).

•                 Monster Cuba-Lima®, a carbonated lime flavored non-alcoholic energy drink (September 2012).

•                 Monster Energy® “Dub Edition” Baller’s Blend, a carbonated punch + energy drink (October 2012).

•                 Monster Energy® “Dub Edition” Mad Dog, a carbonated punch + energy drink (October 2012).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2012, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our gross sales* of $2,373.5 million for the year ended December 31, 2012 represented record annual sales. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $2,205.0 million for the year ended December 31, 2012, an increase of $416.3 million, or 98.4% of our overall increase in gross sales for the year ended December 31, 2012. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results.

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

Our DSD segment represented 95.4%, 94.4% and 93.0% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Our Warehouse segment represented 4.6%, 5.6% and 7.0% of our consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to enhance demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and extreme sports figures, personality endorsements (including from television and other well known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

We have historically marketed our Monster Energy®, Hansen’s Energy® and Blue Energy® energy drink products as dietary supplements in accordance with the statutory definition of “dietary supplement” set forth in the Federal Food, Drug, and Cosmetic Act.  However, as permitted under that Act and FDA regulations, we recently decided to transition the labeling and marketing of these energy drink products from dietary supplements to conventional foods.  It is anticipated that new labels for such products as conventional foods will be introduced in 2013. Products marketed under the Worx Energy® brand, which are sold in 2-ounce bottles, will continue to be labeled as dietary supplements. We do not expect the cost of the labeling changes to be significant.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $513.9 million, $381.0 million and $240.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such sales were approximately 22%, 20% and 16% of gross sales for the years ended December 31, 2012, 2011 and 2010, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2012, 2011 and 2010 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	2012	2011	2010
Full service distributors	63%	64%	64%
Club stores, drug chains & mass merchandisers	9%	10%	12%
Outside the U.S.	22%	20%	16%
Retail grocery, specialty chains and wholesalers	4%	4%	6%
Other	2%	2%	2%

On October 2, 2010, TCCC completed its acquisition of the North American business operations of CCE, through a merger with a wholly owned subsidiary of TCCC. The surviving wholly owned subsidiary was subsequently renamed CCR, and currently distributes certain of our products in those portions of the United States in which CCE previously distributed certain of our products. Concurrently with this acquisition, New CCE was formed, which currently distributes certain of our products in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden.

Our customers include the TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), the AB Distributors, New CCE, Coca-Cola Hellenic, Kalil Bottling Group, Trader Joe’s, John Lenore & Company, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 28% and 29% of our net sales for the years ended December 31, 2012 and 2011, respectively. CCE, which included their operations in the U.S. for the relevant periods (see distribution agreement (d) in “Item 1 – Business – Distribution Agreements”), accounted for approximately 28% our net sales for the year ended December 31, 2010.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•                 Profitable Growth – We believe “functional” value added brands properly supported by marketing and innovation, targeted to a broad consumer base, drive profitable growth.  We continue to broaden our family of brands. In particular, we are expanding our energy drinks and specialty beverages to provide more alternatives to consumers.  We are focused on maintaining profit margins and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

•                 International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth.

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

Gross and net sales, gross profits, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2013 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011”).

As of December 31, 2012, the Company had working capital of $546.5 million compared to $916.6 million as of December 31, 2011. The decrease in working capital was primarily the result of the $737.1 million repurchase of the Company’s common stock during the year ended December 31, 2012. For the year ended December 31, 2012, our net cash provided by operating activities was approximately $287.7 million as compared to $333.8 million for the year ended December 31, 2011. Principal uses of cash flows in 2012 were repurchases of our common stock, purchases of investments, purchases of inventory, development of our Monster Energy® brand internationally, acquisition of property and equipment and  acquisition of trademarks. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and our Company.  Legislation has been proposed at the U.S. state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose taxes, limit product sizes or impose age restrictions for the sale of energy drinks.  In addition, articles critical of the caffeine content in energy drinks and their perceived benefits and articles indicating certain health risks of energy drinks have recently been published. The proposal and/or adoption of such legislation and the publication of such articles, or the future proposal and/or adoption of similar legislation or publication of similar articles, may adversely affect our Company. In addition, uncertainty and volatility in domestic and international economic markets could negatively affect both the stability of our industry and our Company. Furthermore, our growth strategy includes expanding our international business which exposes us to risks inherent in conducting international operations. Decreased consumer discretionary spending also represents a challenge to the successful marketing and sale of our products. Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles continue to represent a challenge. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and low calorie beverages, juices and juice drinks, waters and energy drinks. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety. (See “Part I, Item 1A – Risk Factors”)

Our historical success is attributable, in part, to our introduction of different and innovative beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages, although there can be no assurance of our ability to do so. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality, health, method of distribution, brand image and intellectual property protection. The beverage industry is subject to changing consumer preferences that may adversely affect us if we misjudge such preferences.

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

•      increasing concern over caffeine consumption and related regulation of our products containing caffeine;

•      profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Sales and Marketing”);

•      costs of establishing and promoting our brands internationally;

•      restrictions on imports and sources of supply; duties or tariffs; and changes in government regulations;

•      protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;

•      limitations on available quantities of certain package containers such as the 24-ounce cap-can, the 18.6-ounce BRE can, and co-packing availability; and

•      the imposition of additional regulation, including regulation restricting the sale of energy drinks, limiting caffeine content in beverages, requiring product labeling and/or warnings, or imposing excise taxes limiting product size.

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

Results of Operations

(in thousands, except per share information)

				Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10
Gross sales, net of discounts & returns*	$ 2,373,499	$ 1,950,490	$ 1,488,516	21.7%	31.0%
Less: Promotional and other allowances**	312,797	247,260	184,574	26.5%	34.0%
Net sales	2,060,702	1,703,230	1,303,942	21.0%	30.6%
Cost of sales	995,046	808,921	623,702	23.0%	29.7%
Gross profit***	1,065,656	894,309	680,240	19.2%	31.5%
Gross profit margin as a percentage of net sales	51.7%	52.5%	52.2%

Operating expenses	515,033	437,886	332,426	17.6%	31.7%

Operating expenses as a percentage of net sales	25.0%	25.7%	25.5%

Operating income	550,623	456,423	347,814	20.6%	31.2%
Operating income as a percentage of net sales	26.7%	26.8%	26.7%

Other (expense) income:
Interest and other (expense) income, net	(2,256)	1,619	2,246	(239.3%)	(27.9%	)

Gain (loss) on investments and put option, net	787	(772)	(758)	(201.9%)	1.8%
Total other (expense) income	(1,469)	847	1,488

Income before provision for income taxes	549,154	457,270	349,302	20.1%	30.9%

Provision for income taxes	209,134	171,051	137,273	22.3%	24.6%

Net income	$ 340,020	$ 286,219	$ 212,029	18.8%	35.0%
Net income as a percentage of net sales	16.5%	16.8%	16.3%

Net income per common share:

Basic	$1.96	$1.62	$1.20	20.5%	35.6%
Diluted	$1.86	$1.53	$1.14	21.1%	34.5%

Case sales (in thousands) (in 192-ounce case equivalents)	202,918	164,661	129,031	23.2%	27.6%

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

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

Gross Sales. Gross sales were $2,373.5 million for the year ended December 31, 2012, an increase of approximately $423.0 million, or 21.7% higher than gross sales of $1,950.5 million for the year ended December 31, 2011. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $416.3 million, or 98.4%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2012. Promotional and other allowances, as described in the footnote above, were $312.8 million for the year ended December 31, 2012, an increase of $65.5 million, or 26.5% higher than promotional and other allowances of $247.3 million for the year ended December 31, 2011. Promotional and other allowances as a percentage of gross sales increased to 13.2% from 12.7% for the years ended December 31, 2012 and 2011, respectively. As a result of the increase in promotional and other allowances as a percentage of gross sales, the percentage increase in gross sales for the year ended December 31, 2012 was higher than the percentage increase in net sales.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 1% for the year ended December 31, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Net Sales. Net sales were $2,060.7 million for the year ended December 31, 2012, an increase of approximately $357.5 million, or 21.0% higher than net sales of $1,703.2 million for the year ended December 31, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $348.5 million, or 97.5%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2012.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 1% for the year ended December 31, 2012, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 202.9 million cases for the year ended December 31, 2012, an increase of approximately 38.3 million cases or 23.2% higher than case sales of 164.7 million cases for the year ended December 31, 2011. The overall average net sales per case decreased to $10.16 for the year ended December 31, 2012, which was 1.8% lower than the average net sales per case of $10.34 for the year ended December 31, 2011. The lower overall average net sales per case was primarily due to increased promotional and other allowances as a percentage of gross sales, product and geographic mix.

Net sales for the DSD segment were $1,966.5 million for the year ended December 31, 2012, an increase of approximately $358.2 million, or 22.3% higher than net sales of $1,608.3 million for the year ended December 31, 2011. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $348.5 million, or 97.3%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the year ended December 31, 2012.

Net sales for the Warehouse segment were $94.2 million for the year ended December 31, 2012, a decrease of approximately $0.7 million, or 0.7% lower than net sales of $94.9 million for the year ended December 31, 2011.  The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of apple juice and Hansen’s® sodas. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of Hubert’s® lemonades.

Gross Profit.  Gross profit was $1,065.7 million for the year ended December 31, 2012, an increase of approximately $171.3 million, or 19.2% higher than the gross profit of $894.3 million for the year ended December 31, 2011. Gross profit as a percentage of net sales decreased to 51.7% for the year ended December 31, 2012 from 52.5% for the year ended December 31, 2011.  The increase in gross profit dollars was primarily the result of the $416.3 million increase in gross sales of our Monster Energy® brand energy drinks. The decrease in gross profit as a percentage of net sales was largely attributable to changes in product and geographic mix, increased promotional and other allowances as a percentage of gross sales as well as production variances and product damages primarily in connection with Europe and Asia.

Operating Expenses.  Total operating expenses were $515.0 million for the year ended December 31, 2012, an increase of approximately $77.1 million, or 17.6% higher than total operating expenses of $437.9 million for the year ended December 31, 2011. The increase in operating expenses was partially attributable to increased payroll expenses of $23.4 million (of which $9.0 million was related to an increase in stock-based compensation), increased expenditures of $18.4 million for sponsorships and endorsements, increased out-bound freight and warehouse costs of $17.9 million, increased expenditures of $11.1 million for allocated trade development, increased expenditures of $6.4 million for marketing fees and increased expenditures of $4.2 million for merchandise displays. The increase in operating expenses was partially offset by decreased expenditures of $9.6 million for advertising, decreased expenditures of $8.0 million for commissions and royalties paid to non-customers and $4.1 million of insurance reimbursements related to legal fees incurred in prior periods. Total operating expenses as a percentage of net sales was 25.0% for the year ended December 31, 2012, compared to 25.7% for the year ended December 31, 2011.

Contribution Margin.  Contribution margin for the DSD segment was $660.6 million for the year ended December 31, 2012, an increase of approximately $117.4 million, or 21.6% higher than contribution margin of $543.2 million for the year ended December 31, 2011. The increase in the contribution margin for the DSD segment was primarily the result of the $416.3 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $3.5 million for the year ended December 31, 2012, approximately $0.8 million lower than contribution margin of $4.3 million for the year ended December 31, 2011.

Operating Income.  Operating income was $550.6 million for the year ended December 31, 2012, an increase of approximately $94.2 million, or 20.6% higher than operating income of $456.4 million for the year ended December 31, 2011. Operating income as a percentage of net sales decreased to 26.7% for the year ended December 31, 2012 from 26.8% for the year ended December 31, 2011.  The increase in operating income was primarily due to an increase in gross profit of $171.3 million, partially offset by a $77.1 million increase in operating expenses. The decrease in operating income as a percentage of net sales was primarily due to a decrease in gross profit as a percentage of net sales. Operating income was negatively affected by combined operating losses of $10.1 million and $15.4 million for the years ended December 31, 2012 and 2011, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) income was ($1.5) million for the year ended December 31, 2012, as compared to other (expense) income of $0.8 million for the year ended December 31, 2011. Interest income was $1.4 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Net foreign currency losses were $3.7 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.

Provision for Income Taxes.  Provision for income taxes was $209.1 million for the year ended December 31, 2012, an increase of $38.1 million or 22.3% higher than the provision for income taxes of $171.1 million for the year ended December 31, 2011.  The effective combined federal, state and foreign tax rate increased to 38.1% from 37.4% for the years ended December 31, 2012 and 2011, respectively. The increase in the effective tax rate was primarily the result of increased losses in certain foreign subsidiaries for which there is no tax benefit, the establishment of full valuation allowances against the deferred tax assets of certain foreign subsidiaries, as well as a higher effective combined state tax rate.

Net Income.  Net income was $340.0 million for the year ended December 31, 2012, an increase of $53.8 million or 18.8% higher than net income of $286.2 million for the year ended December 31, 2011. The increase in net income was primarily attributable to an increase in gross profit of $171.3 million. The increase in net income was partially offset by an increase in operating expenses of $77.1 million and an increase in the provision for income taxes of $38.1 million.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

Gross Sales. Gross sales were $1,950.5 million for the year ended December 31, 2011, an increase of approximately $462.0 million, or 31.0% higher than gross sales of $1,488.5 million for the year ended December 31, 2010. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $446.7 million, or 96.7%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased consumer demand in both our existing domestic and international markets as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2011. Promotional and other allowances were $247.3 million for the year ended December 31, 2011, an increase of $62.7 million, or 34.0% higher than promotional and other allowances of $184.6 million for the year ended December 31, 2010. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.4% for the years ended December 31, 2011 and 2010, respectively. As a result, the percentage increase in gross sales for the year ended December 31, 2011 was higher than the percentage increase in net sales.

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

Other (Expense) Income.  Other (expense) income was $0.8 million for the year ended December 31, 2011, a decrease of $0.6 million from $1.5 million for the year ended December 31, 2010. This decrease was primarily attributable to an increase in foreign currency losses.

Provision for Income Taxes.  Provision for income taxes was $171.1 million for the year ended December 31, 2011, an increase of $33.8 million or 24.6% higher than the provision for income taxes of $137.3 million for the year ended December 31, 2010.  The effective combined federal, state and foreign tax rate decreased to 37.4% from 39.3% for the years ended December 31, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily the result of a lower effective combined state tax rate and the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary established during the second fiscal quarter of 2010. The decrease in the effective tax rate was partially offset by the increase in the reserve for certain uncertain tax benefits.

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

	2012	2011	2010	2009	2008
Unit Case Volume / Sales (in Thousands)
Quarter 1	44,396	34,681	24,205	23,468	22,274
Quarter 2	57,525	44,272	35,861	29,256	28,726
Quarter 3	54,611	46,277	37,856	29,800	28,009
Quarter 4	46,386	39,431	31,109	27,461	23,650
Total	202,918	164,661	129,031	109,985	102,659

Net Sales (in Thousands)
Quarter 1	$454,605	$356,419	$238,110	$244,206	$212,178
Quarter 2	592,640	462,145	365,701	300,250	282,244
Quarter 3	541,940	474,709	381,466	307,929	284,986
Quarter 4	471,517	409,957	318,665	290,914	254,372	¹
Total	$2,060,702	$1,703,230	$1,303,942	$1,143,299	$1,033,780	¹

Average Net Sales Per Case
Quarter 1	$10.24	$10.28	$9.84	$10.41	$9.53
Quarter 2	10.30	10.44	10.20	10.26	9.83
Quarter 3	9.92	10.26	10.08	10.33	10.17
Quarter 4	10.17	10.40	10.24	10.59	10.76	¹
Total	$10.16	$10.34	$10.11	$10.40	$10.07	¹

¹Net Revenues for the fourth quarter of 2008 included the recognition of $11.6 million of revenue related to the acceleration of the deferred revenue balance associated with certain of our prior distributors terminated in the fourth quarter of 2008. Average net sales per case exclusive of this recognition were $10.26 and $9.96 for the three-months and year ended December 31, 2008, respectively.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2012, 2011 or 2010.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $287.7 million for the year ended December 31, 2012, as compared with net cash provided by operating activities of $333.8 million for the year ended December 31, 2011.  For the year ended December 31, 2012, cash provided by operating activities was primarily attributable to net income earned of $340.0 million and adjustments for certain non-cash expenses consisting of $28.4 million of stock-based compensation, $20.5 million of depreciation and other amortization and a $1.1 million loss on put options. For the year ended December 31, 2012, cash provided by operating activities also increased due to a $14.2 million increase in income taxes payable, a $6.5 million increase in accrued liabilities, a $3.7 million increase in accounts payable, a $2.7 million increase in accrued promotional allowances and a $2.5 million increase in accrued compensation. For the year ended December 31, 2012, cash provided by operating activities was reduced due to a $47.6 million increase in inventory, a $33.2 million increase in prepaid income taxes, a $19.7 million increase in tax benefit from the exercise of stock options, a $17.8 million increase in accounts receivable, a $5.7 million decrease in deferred revenue, a $4.5 million increase in prepaid expenses and other current assets, a $2.5 million increase in deferred income taxes and a $1.9 million gain on investments. For the year ended December 31, 2011, cash provided by operating activities was primarily attributable to net income earned of $286.2 million and adjustments for certain non-cash expenses consisting of $19.4 million of stock-based compensation and $17.0 million of depreciation and other amortization. For the year ended December 31, 2011, cash provided by operations also increased due to a $28.4 million increase in accrued promotional allowances, a $26.3 million increase in accounts payable, a $13.9 million increase in income taxes payable, a $9.5 million decrease in prepaid income taxes, a $8.1 million increase in accrued liabilities and a $2.9 million increase in accrued compensation. For the year ended December 31, 2011, cash provided by operating activities was reduced due to a $56.8 million increase in accounts receivable, a $6.3 million decrease in deferred revenue, a $6.2 million increase in prepaid expenses and other current assets, a $4.5 million increase in inventory and a $3.8 million increase in tax benefit from the exercise of stock options.

Cash flows provided by (used in) investing activities – Net cash provided by investing activities was $271.8 million for the year ended December 31, 2012, as compared to net cash used in investing activities of $173.0 million for the year ended December 31, 2011.  For the year ended December 31, 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property, and additions to intangibles. For the year ended December 31, 2011, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment and additions to intangibles. For both the years ended December 31, 2012 and 2011, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments. For both the years ended December 31, 2012 and 2011, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows used in financing activities – Net cash used in financing activities was $699.1 million for the year ended December 31, 2012, as compared to net cash used in financing activities of $154.2 million for the year ended December 31, 2011.  For the year ended December 31, 2012, cash used in financing activities was primarily attributable to $727.7 million of purchases of common stock. For the year ended December 31, 2012, cash provided by financing activities was primarily attributable to $11.0 million received from the issuance of common stock in connection with the exercise of certain stock options and a $19.7 million tax benefit from the exercise of stock options. For the year ended December 31, 2011, cash used in financing activities was primarily attributable to $176.4 million of purchases of common stock. For the year ended December 31, 2011, cash provided by financing activities was primarily attributable to $20.3 million received from the issuance of common stock in connection with the exercise of certain stock options and a $3.8 million tax benefit from the exercise of stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2012, we had $222.5 million in cash and cash equivalents and $118.4 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $50.0 million through December 31, 2013.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2012:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$100,512	$50,995	$49,517	$-	$-
Capital Leases	534	534	-	-	-
Operating Leases	15,578	4,173	9,967	1,111	327
Purchase Commitments²	53,217	53,217	-	-	-
	$169,841	$108,919	$59,484	$1,111	$327

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of recognized tax benefits have been recorded as liabilities as of December 31, 2012. The recognized tax benefits decreased by $1.0 million in the year ended December 31, 2012 mainly due to the completion of certain tax audits. We are uncertain as to if or when the remaining amounts may be settled. We have also recorded a liability for potential penalties and interest of $0.3 million as of December 31, 2012.

In March 2012, the Company acquired an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “March 2012 Property”), which we have not occupied, for a purchase price of $9.7 million. In October 2012, the Company acquired an approximately 141,000 square foot, free standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company intends to complete the necessary improvements to the October 2012 Property and occupy the building as the Company’s new corporate headquarters at some time in the future. The October 2012 Property should more effectively address the future growth needs of the Company, compared to the March 2012 Property. In December 2012, the Company commenced marketing efforts to sell the March 2012 Property.

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived identifiable intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairment indicators were identified as of December 31, 2012 or 2011. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent our exclusive ownership of the Monster Energy® and ® trademarks, the Monster Rehab® trademark, the Hansen’s® trademark, the Blue Sky® trademark, and the Junior Juice® trademark, all used in connection with the manufacture, sale and distribution of supplements and beverages. We also own in our own right a number of other trademarks in the United States, as well as in a number of countries around the world. During 2002, we adopted ASC 350. Under the provisions of ASC 350, we discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining definite-lived trademarks over one to 25 years.

In accordance with ASC 350, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the year ended December 31, 2012, the estimated fair values of trademarks exceeded the carrying values.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales are determined after deducting promotional and other allowances in accordance with ASC 605-50. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating our prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, which is generally 20 years.

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

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, commissions, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of our prior distributors, entertainment costs, insurance costs, postage costs, depreciation and other general and administrative costs.

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date on which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date on which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Recent Accounting Pronouncements

See “Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s consolidated financial position, results of operations or liquidity.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in international markets;
•	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs and/or trade restrictions;
•	Our ability to achieve profitability from our operations outside the United States;
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

•	Changes in accounting standards may affect our reported profitability;
•	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the Federal Trade Commission (the “FTC”) or other governmental agencies or bodies;
•

The outcome of shareholder securities litigation and shareholder derivative actions filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

•	The possibility of future shareholder derivative actions or shareholder securities litigation filed against us;
•

The outcome of product liability litigation and class action litigation regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, and the possibility of future product liability or class action lawsuits;

•	The current uncertainty and volatility in the national and global economy;
•	The impact of lower disposable incomes of our consumers, as a result of the current state of the economy, the continuing high levels of unemployment and high gasoline prices;
•

The outcome of future auctions of auction rate securities and/or our ability to recover payments thereunder and/or the creditworthiness of issuers of our auction rate securities and/or our 2011 Put Option (as defined in Note 3 of Notes to the Consolidated Financial Statements) and/or their ability to make payment thereunder;

•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences or from decreased consumer discretionary spending power;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;

•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Peace Tea® iced teas and/or our Worx Energy® energy shots;
•

The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted, whether as a result of such criticism or otherwise, that restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limits product size or impose age restrictions for the sale of energy drinks;

•

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size, or impose age restrictions for the sale of energy drinks as well as laws and regulations or rules made or enforced by the FDA, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission;

•

The effect of inquiries from and/or actions by state or city attorneys general and/or other government agencies and/or quasi-government agencies and/or government officials, including members of Congress, into the advertising, marketing, promotion, ingredients, usage and/or sale of our energy drink products;

•	The effect of unfavorable press and/or articles, comments and/or media attention;
•

Changes in the cost, quality and availability of containers, packaging materials, raw materials, dietary ingredients and juice concentrates, and the ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of our products;

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

Our gross sales to customers outside of the United States were approximately 22% and 20% of consolidated gross sales for the years ended December 31, 2012 and 2011, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2012 to be significant. For the year ended December 31, 2012, we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short-term and long-term investments. Certain of our short-term and long-term investments are subject to interest rate risk because these investments generally include a fixed interest rate. As a result, the market values of these investments are affected by changes in prevailing interest rates. We do not consider the potential loss resulting from a hypothetical 10% adverse change in interest rates as of December 31, 2012 to be significant.

As of December 31, 2012, we had $222.5 million in cash and cash equivalents and $118.4 million in short-term and long-term investments including U.S. treasuries, certificates of deposit and municipal securities which may have an auction reset feature. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page and Index to Exhibits hereto at pages 70 through 110.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and (2) accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2013

ITEM 9B.                              OTHER INFORMATION

None.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012 (the “2013 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2013 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controllers) and employees and is available at http://investors.monsterbevcorp.com/governance.cfm. The Code of Business Conduct and Ethics and any amendment thereto, as well as any waivers that are required to be disclosed by the rules of the SEC or NASDAQ, may be obtained at no cost to you by writing or telephoning us at the following address or telephone number:

Monster Beverage Corporation

550 Monica Circle, Suite 201

Corona, CA 92880

(951) 739-6200

(800) 426-7367

ITEM 11.                                EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 1, 2013
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	March 1, 2013
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	March 1, 2013
Hilton H. Schlosberg	Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)

/s/ NORMAN C. EPSTEIN	Director	March 1, 2013
Norman C. Epstein

/s/ BENJAMIN M. POLK	Director	March 1, 2013
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 1, 2013
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 1, 2013
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 1, 2013
Mark S. Vidergauz

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as indicated by footnote.

3.1	Certificate of Incorporation of the Company, as amended.
3.2	Amended and Restated Bylaws of Hansen Natural Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q dated November 9, 2007).
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
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Condensed Consolidated Financial Statements.

*       Filed herewith.

+       Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monster Beverage Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2013

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011 (In Thousands, Except Par Value)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,514	$359,331
Short-term investments	97,042	411,282
Trade accounts receivable, net	236,044	218,072
Distributor receivables	666	669
Inventories	203,106	155,613
Prepaid expenses and other current assets	24,983	20,912
Prepaid income taxes	33,709	370
Deferred income taxes	17,004	16,428
Total current assets	835,068	1,182,677

INVESTMENTS	21,393	23,194
PROPERTY AND EQUIPMENT, net	69,137	45,151
DEFERRED INCOME TAXES	59,503	58,576
INTANGIBLES, net	54,648	48,396
OTHER ASSETS	3,576	4,405
Total Assets	$1,043,325	$1,362,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$127,330	$113,446
Accrued liabilities	38,916	31,966
Accrued promotional allowances	91,208	87,746
Deferred revenue	12,695	11,583
Accrued compensation	12,926	10,353
Income taxes payable	5,470	10,996
Total current liabilities	288,545	266,090

DEFERRED REVENUE	110,383	117,151

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 203,759 shares issued and 165,776 outstanding as of December 31, 2012; 198,729 shares issued and 174,277 outstanding as of December 31, 2011	1,019	994
Additional paid-in capital	287,953	229,301
Retained earnings	1,508,664	1,168,644
Accumulated other comprehensive income (loss)	2,074	(1,547)
Common stock in treasury, at cost; 37,983 shares and 24,452 shares as of December 31, 2012 and 2011, respectively	(1,155,313)	(418,234)
Total stockholders’ equity	644,397	979,158
Total Liabilities and Stockholders’ Equity	$1,043,325	$1,362,399

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In Thousands, Except Per Share Amounts)

	2012	2011	2010

NET SALES	$2,060,702	$1,703,230	$1,303,942

COST OF SALES	995,046	808,921	623,702

GROSS PROFIT	1,065,656	894,309	680,240

OPERATING EXPENSES	515,033	437,886	332,426

OPERATING INCOME	550,623	456,423	347,814

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(2,256)	1,619	2,246
Gain (loss) on investments and put option, net (Note 2)	787	(772)	(758)
Total other (expense) income	(1,469)	847	1,488

INCOME BEFORE PROVISION FOR INCOME TAXES	549,154	457,270	349,302

PROVISION FOR INCOME TAXES	209,134	171,051	137,273

NET INCOME	$340,020	$286,219	$212,029

NET INCOME PER COMMON SHARE:
Basic	$1.96	$1.62	$1.20
Diluted	$1.86	$1.53	$1.14

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	173,712	176,212	177,028
Diluted	183,083	186,674	186,042

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (In Thousands)

	2012	2011	2010
Net income, as reported	$340,020	$286,219	$212,029
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net of tax	1,525	1,478	3,111
Foreign currency translation adjustments	2,096	(3,306)	1,837
Comprehensive income	$343,641	$284,391	$216,977

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (In Thousands)

	Common stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 1, 2010	194,570	$973	$136,553	$670,396	$(4,667)	(18,252)	$(218,302)	$584,953

Stock-based compensation	-	-	16,810	-	-	-	-	16,810

Exercise of stock options	2,892	15	20,809	-	-	-	-	20,824

Excess tax benefits from share based payment arrangements	-	-	12,374	-	-	-	-	12,374

Repurchase of common stock	-	-	-	-	-	(1,250)	(23,540)	(23,540)

Foreign currency translation	-	-	-	-	1,837	-	-	1,837

Change in unrealized gain on available-for-sale securities, net of tax	-	-	-	-	3,111	-	-	3,111

Net income	-	-	-	212,029	-	-	-	212,029

Balance, December 31, 2010	197,462	988	186,546	882,425	281	(19,502)	(241,842)	828,398

Stock-based compensation	-	-	18,619	-	-	-	-	18,619

Exercise of stock options	1,181	6	20,312	-	-	-	-	20,318

Issuance of restricted stock	86	-	-	-	-	-	-	-

Excess tax benefits from share based payment arrangements	-	-	3,824	-	-	-	-	3,824

Repurchase of common stock	-	-	-	-	-	(4,950)	(176,392)	(176,392)

Foreign currency translation	-	-	-	-	(3,306)	-	-	(3,306)

Change in unrealized gain on available-for-sale securities, net of tax	-	-	-	-	1,478	-	-	1,478

Net income				286,219	-			286,219

Balance, December 31, 2011	198,729	994	229,301	1,168,644	(1,547)	(24,452)	(418,234)	979,158

Stock-based compensation	-	-	28,007	-	-	-	-	28,007

Exercise of stock options	5,030	25	10,989	-	-	-	-	11,014

Excess tax benefits from share based payment arrangements	-	-	19,656	-	-	-	-	19,656

Repurchase of common stock	-	-	-	-	-	(13,531)	(737,079)	(737,079)

Foreign currency translation	-	-	-	-	2,096	-	-	2,096

Change in unrealized gain on available-for-sale securities, net of tax	-	-	-	-	1,525	-	-	1,525

Net income				340,020	-			340,020

Balance, December 31, 2012	203,759	$1,019	$287,953	$1,508,664	$2,074	(37,983)	$(1,155,313)	$644,397

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (In Thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$340,020	$286,219	$212,029
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	49	52	48
Depreciation and amortization	20,513	17,032	11,728
Loss (gain) on disposal of property and equipment	25	(18)	194
Stock-based compensation	28,413	19,424	16,862
Loss (gain) on put option	1,111	727	(3,768)
(Gain) loss on investments, net	(1,897)	43	4,526
Deferred income taxes	(2,460)	(687)	(1,361)
Tax benefit from exercise of stock options	(19,656)	(3,824)	(12,374)
Provision for doubtful accounts	(10)	52	1,659
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(17,772)	(56,752)	(12,669)
Distributor receivables	3	(256)	4,286
Inventories	(47,568)	(4,465)	(44,973)
Prepaid expenses and other current assets	(4,523)	(6,209)	(2,774)
Prepaid income taxes	(33,210)	9,470	(9,992)
Accounts payable	3,659	26,250	33,352
Accrued liabilities	6,458	8,144	13,174
Accrued promotional allowances	2,723	28,442	14,702
Accrued distributor terminations	794	(330)	(2,570)
Accrued compensation	2,498	2,878	(66)
Income taxes payable	14,165	13,918	12,505
Deferred revenue	(5,659)	(6,283)	(5,474)
Net cash provided by operating activities	287,676	333,827	229,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	841,576	407,918	107,992
Sales of available-for-sale investments	68,451	30,545	13,201
Sales of trading investments	17,050	34,715	7,400
Purchases of held-to-maturity investments	(597,155)	(583,138)	(257,474)
Purchases of available-for-sale investments	(9,502)	(33,312)	(59,907)
Purchases of property and equipment	(42,935)	(25,552)	(12,545)
Proceeds from sale of property and equipment	288	519	115
Additions to intangibles	(6,301)	(5,132)	(9,852)
Decrease (increase) in other assets	377	410	(1,440)
Net cash provided by (used in) investing activities	271,849	(173,027)	(212,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2,076)	(1,942)	(420)
Tax benefit from exercise of stock options	19,656	3,824	12,374
Issuance of common stock	11,015	20,318	20,824
Purchases of common stock held in treasury	(727,670)	(176,392)	(23,540)
Net cash (used in) provided by financing activities	(699,075)	(154,192)	9,238

Effect of exchange rate changes on cash and cash equivalents	2,733	(2,119)	721

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(136,817)	4,489	26,493
CASH AND CASH EQUIVALENTS, beginning of year	359,331	354,842	328,349
CASH AND CASH EQUIVALENTS, end of year	$222,514	$359,331	$354,842

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$48	$48	$13
Income taxes	$230,221	$147,927	$136,369

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2012, 2011 and 2010, the Company entered into capital leases of $1.5 million, $2.8 million and $0.5 million, respectively, for the acquisition of promotional vehicles.

Included in accounts payable as of December 31, 2012 are treasury stock purchases of $9.4 million.

Included in accounts payable was equipment purchased of $0.4 million, $0.1 million and $0.2 million as of December 31, 2012, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

1.                                    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Monster Beverage Corporation (the “Company”, “Monster”, “Hansen” or “Hansen Beverage Company”) was incorporated in Delaware on April 25, 1990. The Company is a holding company and has no operating business except through its consolidated subsidiaries.

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Java Monster®, X-Presso Monster®, Monster Energy Extra Strength Nitrous Technology®, Monster Rehab®, Peace Tea®, Hansen’s®, Junior Juice®, Blue Sky®, Vidration®, Worx Energy®, and Hubert’s®. The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 3). Under ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income (loss), net of applicable taxes. The

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Intangibles – Intangibles are primarily comprised of trademarks representing the Company’s exclusive ownership of the Monster Energy® trademark in connection with the manufacture, sale and distribution of supplements and beverages and the Hansen’s® trademark in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks in the United States as well as in a number of countries around the world.  In addition, the Company owns the Blue Sky® trademark, which was acquired in September 2000, and the Junior Juice® trademark, which was acquired in May 2001. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives, which range from 1 to 25 years. For the fiscal years ended December 31, 2012, 2011 and 2010, there were no impairments recorded.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2012, 2011 and 2010, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

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

Freight-Out Costs – For the years ended December 31, 2012, 2011 and 2010, freight-out costs amounted to $76.1 million, $60.5 million and $47.4 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including but not limited to production costs, amounted to $165.4 million, $148.8 million and $104.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

CCR, a customer of the Direct Store Delivery segment (“DSD”) with sales within specific markets in the United States and Canada, accounted for approximately 28% and 29% of the Company’s net sales for the years ended December 31, 2012 and 2011, respectively. CCE (including the Coca-Cola Bottling Company up to September 30, 2010) (CCE replaced by New CCE from October 1, 2010), a customer of the DSD segment with sales within specific markets in the United States, Canada, the United Kingdom and certain countries in Europe, accounted for approximately 28% of the Company’s net sales for the year ended December 31, 2010.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements – In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-02 will not have a material impact on the Company’s financial position, results of operations or liquidity.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits entities to assess qualitative factors first in determining whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, no further analysis would be required. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 will not have a material impact on the Company’s financial position, results of operations or liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2.            INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$16,040	$-	$-	$16,040	$-	$-
Certificates of deposit	2,201	-	-	2,201	-	-
Municipal securities	77,038	-	11	77,027	11	-
Available-for-sale
Long-term:
Auction rate securities	3,310	2,483	-	5,793	-	-
Total	$98,589	$2,483	$11	101,061	$11	$-
Trading
Short-term:
Auction rate securities				1,763
Long-term:
Auction rate securities				15,600
Total				$118,424

December 31, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$8,034	$5	$-	$8,039	$-	$-
Certificates of deposit	29,034	1	-	29,035	-	-
Corporate bonds	2,022	-	-	2,022	-	-
Municipal securities	284,605	-	64	284,541	64	-
U.S. government agency securities	16,005	2	-	16,007	-	-
Available-for-sale
Short-term:
Variable rate demand notes	58,924	-	-	58,924	-	-
Long-term:
Auction rate securities	3,320	-	-	3,320	-	-
Total	$401,944	$8	$64	401,888	$64	$-
Trading
Short-term:
Auction rate securities				12,658
Long-term:
Auction rate securities				19,874
Total				$434,420

During the years ended December 31, 2012, 2011 and 2010, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company recognized a net gain (loss) through earnings on its trading securities as follows for the years ended:

	2012	2011	2010
(Loss) on transfer from available-for-sale to trading	$-	$(2,438)	$(4,876)
Gain on trading securities sold	1,130	2,604	375
Gain (loss) on trading securities held	753	(210)	572
Gain (loss) on trading securites	$1,883	$(44)	$(3,929)

The Company’s investments at December 31, 2012 and 2011 in U.S. Treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven day, settlement basis.  A portion of the Company’s investments at December 31, 2012 and 2011 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$16,040	$16,040	$8,034	$8,039
Certificates of deposit	2,201	2,201	29,034	29,035
Corporate bonds	-	-	2,022	2,022
Municipal securities	77,038	77,027	284,605	284,541
U.S. government agency securities	-	-	16,005	16,007
Due 1 - 10 years:
Variable rate demand notes	-	-	5,775	5,775
Due 11 - 20 years:
Variable rate demand notes	-	-	12,716	12,716
Auction rate securities	10,748	10,748	5,158	5,158
Due 21 - 30 years:
Variable rate demand notes	-	-	27,902	27,902
Auction rate securities	9,925	12,408	25,134	25,134
Due 31 - 40 years:
Variable rate demand notes	-	-	12,532	12,532
Auction rate securities	-	-	5,559	5,559
Total	$115,952	$118,424	$434,476	$434,420

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash	$147,113	$-	$-	$147,113
Money market funds	63,974	-	-	63,974
U.S. Treasuries	-	24,065	-	24,065
Certificates of deposit	-	5,603	-	5,603
Municipal securities	-	77,038	-	77,038
Auction rate securities	-	-	23,156	23,156
Put option related to auction rate securities	-		1,929	1,929
Total	$211,087	$106,706	$25,085	$342,878

Amounts included in:
Cash and cash equivalents	$211,087	$11,427	$-	$222,514
Short-term investments	-	95,279	1,763	97,042
Investments	-	-	21,393	21,393
Prepaid expenses and other current assets	-	-	225	225
Other assets	-	-	1,704	1,704
Total	$211,087	$106,706	$25,085	$342,878

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash	$81,879	$-	$-	$81,879
Money market funds	230,029	-	-	230,029
U.S. Treasuries	8,034	-	-	8,034
Certificates of deposit	-	69,078	-	69,078
Corporate bonds	-	2,022	-	2,022
Municipal securities	-	291,984	-	291,984
U.S. government agency securities	-	16,005	-	16,005
Variable rate demand notes	-	58,924	-	58,924
Auction rate securities	-	-	35,852	35,852
Put options related to auction rate securities	-	-	3,041	3,041
Total	$319,942	$438,013	$38,893	$796,848

Amounts included in:
Cash and cash equivalents	$311,908	$47,423	$-	$359,331
Short-term investments	8,034	390,590	12,658	411,282
Investments	-	-	23,194	23,194
Prepaid expenses and other current assets	-	-	873	873
Other assets	-	-	2,168	2,168
Total	$319,942	$438,013	$38,893	$796,848

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include U.S. Treasuries, certificates of deposit, corporate bonds, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a valuation model which utilizes vendor pricing for similar securities. There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2012, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the year ended December 31, 2012.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of December 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities:
Trading	Discounted cash flow	Maximum rate probability	0.38%-1.74% (0.94%)
		Principal returned probability	86.88%-95.69% (87.98%)
		Default probability	3.77%-11.57% (11.08%)
		Liquidity risk	3.50%-3.50% (3.50%)
		Recovery rate	60-60 (60)
Auction Rate Securities:
Available-for-sale	Market comparable bonds	Comparable price	71-76 (74)

Put Options	Discounted cash flow	Counterparty risk	1.01%-1.61% (1.20%)

At December 31, 2012, the Company held auction rate securities with a face value of $27.8 million (amortized cost basis of $20.7 million). A Level 3 valuation was performed on the Company’s auction rate securities as of December 31, 2012 resulting in a fair value of $5.8 million for the Company’s available-for-sale auction rate securities (after a $2.5 million impairment) and $17.4 million for the Company’s trading auction rate securities (after a $2.1 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the year ended December 31, 2012, $1.3 million of 2011 ARS Securities were redeemed through normal market channels ($3.7 million of par value 2011 ARS Securities were redeemed at par through normal market channels during the year ended December 31, 2011). The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Option. As of December 31, 2012, the Company recorded $1.9 million as the fair market value of the 2011 Put Option, included in, prepaid expenses and other current assets, and other assets, in the condensed consolidated balance sheet.

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

The net effect of (i) the revaluation of the 2011 Put Option as of December 31, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of December 31, 2012; (iii) the redemption at par of certain 2011 ARS Securities; (iv) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a gain of $0.8 million, which is included in other income (expense) for the year ended December 31, 2012. The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the 2011 Put Option and the 2010 Put Option as of December 31, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of the Company’s trading auction rate securities as of December 31, 2011; (v) the redemption at par of certain 2011 ARS Securities and 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.8) million included in other income (expense) for the year ended December 31, 2011. The net effect of (i) the acquisition of the 2010 Put Option during the first fiscal quarter of 2010; (ii) the revaluation of the 2010 Put Option as of December 31, 2010; (iii) the transfer from available-for-sale to trading of the 2010 ARS Securities during the first fiscal quarter of 2010; (iv) the revaluation of the Company’s trading auction rate securities as of December 31, 2010; (v) the redemption at par of certain 2010 ARS Securities; (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2010; and (vii) an increase in the other-than-temporary impairment of certain auction rate securities, resulted in a (loss) of ($0.8) million included in other income (expense) for the year ended December 31, 2010.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2012		December 31, 2011
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$35,852	$3,041	$68,252	$3,768
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	1,897	(1,112)	(44)	(727)
Included in other comprehensive income	2,482	-	2,409	-
Settlements	(17,075)	-	(34,765)	-
Closing Balance	$23,156	$1,929	$35,852	$3,041

4.                                    INVENTORIES

Inventories consist of the following at December 31:

	2012	2011
Raw materials	$65,010	$51,103
Finished goods	138,096	104,510
	$203,106	$155,613

5.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	December 31, 2012	December 31, 2011
Land	$5,382	$3,626
Leasehold improvements	2,300	2,132
Furniture and fixtures	2,087	2,000
Office and computer equipment	8,981	6,727
Computer software	1,135	9,303
Equipment	48,427	33,286
Building	21,998	3,211
Vehicles	26,037	21,827
	116,347	82,112
Less: accumulated depreciation and amortization	(47,210)	(36,961)
	$69,137	$45,151

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

6.                                    INTANGIBLES, Net

The following provides additional information concerning the Company’s intangibles as of December 31:

	2012	2011
Amortizing intangibles	$1,061	$1,059
Accumulated amortization	(553)	(504)
	508	555
Non-amortizing intangibles	54,140	47,841
	$54,648	$48,396

All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years). Total amortization expense recorded was $0.05 million, $0.05 million and $0.05 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, future estimated amortization expense related to amortizing intangibles through the year ending December 31, 2017 is approximately $0.05 million per year.

7.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $7.9 million, $9.3 million and $8.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8.                                    DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in August 2011, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2013. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus up to 1.5%, or varying London Interbank Offered Rates up to 180 days, plus an additional percentage of up to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2012.

The Company’s debt of $0.5 million and $1.1 million at December 31, 2012 and 2011, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2013.

At December 31, 2012 and 2011, the assets acquired under capital leases had a net book value of $3.2 million and $3.6 million, net of accumulated depreciation of $2.5 million and $2.1 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Interest expense for capital lease obligations amounted to $0.05 million, $0.05 million and $0.01 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, and automobiles that expire at various dates through the year 2020.

Rent expense under operating leases was $4.6 million, $4.1 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum rental payments at December 31, 2012 under the operating leases referred to above are as follows:

Year ending December 31:

2013	$4,173
2014	3,610
2015	3,482
2016	2,874
2017	790
2018 and thereafter	649
$15,578

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2012:

Year ending December 31:

2013	$50,995
2014	32,952
2015	9,945
2016	6,620
2017	-
2018 and thereafter	-
$100,512

In March 2012, the Company acquired an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “March 2012 Property”), which the Company has not occupied, for a purchase price of $9.7 million. In October 2012, the Company acquired an approximately 141,000 square foot, free standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company intends to complete the necessary improvements to the October 2012 Property and occupy the building as the Company’s new corporate headquarters at some time in the future. The October 2012 Property should more effectively address the future growth needs of the Company, compared to the March 2012 Property.  In December 2012, the Company commenced marketing efforts to sell the March 2012 Property and met the criteria established by ASC No. 360 for

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

classifying the March 2012 Property as an asset held for sale. As a result, the March 2012 Property is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2012.

Purchase Commitments – The Company has purchase commitments aggregating approximately $53.2 million at December 31, 2012, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, dietary ingredients, containers, milk and cream, from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2012, 2011 and 2010 was $264.2 million, $279.5 million and $186.4 million, respectively.

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

Litigation – In September 2006, Christopher Chavez purporting to act on behalf of himself and a certain class of consumers filed an action in the Superior Court of the State of California, County of San Francisco, against the Company and its subsidiaries for unfair business practices, false advertising, violation of California Consumers Legal Remedies Act (“CLRA”), fraud, deceit and/or misrepresentation alleging that the Company misleadingly labels its Blue Sky® beverages as manufactured and canned/bottled wholly in Santa Fe, New Mexico. Defendants removed this Superior Court action to the United States District Court for the Northern District of California (the “District Court”) under the Class Action Fairness Act and filed motions for dismissal or transfer.  On June 11, 2007, the District Court granted the Company’s motion to dismiss Chavez’s complaint with prejudice.  On June 23, 2009, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) filed a memorandum opinion reversing the decision of the District Court and remanded the case to the District Court for further proceedings.  The Company filed a motion to dismiss the CLRA claims; the plaintiff filed a motion for a decision on a preemption issue; and the plaintiff filed a motion for class certification.  On June 18, 2010, the District Court entered an order certifying the class, ruled that there was no preemption by federal law, and denied the Company’s motion to dismiss.  The class that the District Court certified initially consists of all persons who purchased any beverage bearing the Blue Sky mark or brand in the United States at any time between May 16, 2002 and June 30, 2006.  On September 9, 2010, the District Court approved the form of the class notice and its distribution plan; and set an opt-out date of December 10, 2010.  On January 27, 2012, the parties entered into a settlement agreement on terms acceptable to the Company. On June 1, 2012, the District Court granted final approval of the settlement and entered judgment.  On June 26, 2012, an objector to the settlement filed a notice appealing the District Court’s judgment with

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

the Ninth Circuit Court of Appeals.  On December 11, 2012, the Ninth Circuit Court of Appeals entered an order dismissing the appeal due to the appellant’s failure to prosecute.  The settlement is therefore final and the Company has satisfied all obligations required under the settlement agreement.

In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants (the “Wellman Action”).  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed. The Company believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations. In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

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

The complaints have been served on certain of the defendants named therein.  By stipulation of the parties, the Rumbaugh complaint was transferred to Riverside Superior Court, where it will likely be consolidated with the Iron Workers complaint.  The parties stipulated to postpone the time to respond to both complaints until the matters are consolidated and a consolidated amended complaint is filed.  A case management conference for the Iron Workers matter is scheduled for March 5, 2013.  Although the ultimate outcome of these matters cannot be determined with certainty, the Company believes that the complaints are without merit.  The Company intends to vigorously defend against these lawsuits.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action, each of which contains allegations similar to those presented in the Wellman action.  In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine).  The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury, or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings, and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage, or other negative health effects and/or that the products themselves are unsafe).  Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment.  In their prayers for relief, the plaintiffs seek, inter alia, compensatory

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

and punitive damages, restitution, attorneys’ fees, and, in some cases, injunctive relief.  Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors.  Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows at December 31:

	2012	2011
Accumulated net unrealized gain on available-for-sale securities, net of tax benefit of $1.0 million	$1,525	$-
Foreign currency translation adjustments	549	(1,547)
Total accumulated other comprehensive income (loss)	$2,074	$(1,547)

11.                            TREASURY STOCK PURCHASE

On October 12, 2011, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock and on August 13, 2012, the Company’s Board of Directors approved the authorization of an increase of an additional $250.0 million (collectively the “2011-2012 Repurchase Plan”), increasing the total amount available under the 2011-2012 Repurchase Plan at that time to $500.0 million. During the year ended December 31, 2012, the Company purchased 8.7 million shares of common stock at an average purchase price of $57.35 per share for a total amount of $499.8 million (excluding broker commissions), exhausted the availability under the 2011-2012 Repurchase Plan.

On November 13, 2012, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the year ended December 31, 2012, the Company purchased 4.8 million shares of common stock at an average purchase price of $49.26 per share for a total amount of $236.5 million (excluding broker commissions).  Subsequent to December 31, 2012, the Company purchased an additional 0.257 million shares at an average purchase price of $51.99 per share, which exhausted the availability under the November 2012 Repurchase Plan.

During the year ended December 31, 2012, 0.01 million shares were repurchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.7 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2012: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 14,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2012, 1,599,105 shares of the Company’s common stock have been granted, net of cancellations, and 11,884,455 shares of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, an “SAR”), and other stock-based awards to purchase up to an aggregate of 1,600,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. As of December 31, 2012, options to purchase 59,665 shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 1,540,335 shares of the Company’s common stock remained available for grant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company recorded $28.4 million, $19.4 million and $16.9 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the years ended December 31, 2012, 2011 and 2010, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the years ended December 31, 2012, 2011 and 2010 was $19.7 million, $3.8 million and $12.4 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of December 31, 2012 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.1%	53.6%	58.2%
Risk free interest rate	0.74%	1.5%	1.9%
Expected term	5.4 Years	5.8 Years	5.9 Years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	18,569	$8.57	4.1	$696,371
Granted 01/01/12 - 03/31/12	120	$57.45
Granted 04/01/12 - 06/30/12	65	$66.43
Granted 07/01/12 - 09/30/12	207	$57.99
Granted 10/01/12 - 12/31/12	53	$47.63
Exercised	(4,857)	$2.45
Cancelled or forfeited	(157)	$20.30
Outstanding at December 31, 2012	14,000	$12.12	4.1	$572,530
Vested and expected to vest in the
future at December 31, 2012	13,542	$11.41	4.0	$562,816
Exercisable at December 31, 2012	11,043	$8.29	3.3	$492,022

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$0.27 - $2.09	1,011	0.5	$0.34	1,011	$0.34
$3.29 - $3.29	4,400	2.2	$3.29	4,400	$3.29
$5.72 - $6.21	27	2.8	$6.13	27	$6.13
$8.44 - $8.44	2,458	2.9	$8.44	2,458	$8.44
$11.36 - $15.60	203	5.8	$13.47	129	$13.40
$15.86 - $15.86	2,090	5.4	$15.86	1,543	$15.86
$15.94 - $17.44	146	5.8	$16.78	46	$16.55
$17.82 - $17.82	1,517	6.9	$17.82	835	$17.82
$18.07 - $28.98	1,416	7.0	$22.17	543	$21.94
$32.56 - $74.78	732	9.2	$50.90	51	$39.49
	14,000	4.1	$12.12	11,043	$8.29

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $25.21 per share, $18.45 per share and $12.15 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $248.8 million, $23.0 million and $44.5 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Cash received from option exercises under all plans for the years ended December 31, 2012, 2011 and 2010 was approximately $10.3 million, $20.3 million and $20.8 million, respectively.

At December 31, 2012, there was $33.6 million of total unrecognized compensation expense related to nonvested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the years ended December 31, 2012 and 2011 were not material.

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	724	$41.66
Granted 01/01/12 - 03/31/12	91	$57.45
Granted 04/01/12 - 06/30/12	60	$69.98
Granted 07/01/12 - 09/30/12	10	$59.87
Granted 10/01/12 - 12/31/12	7	$48.12
Vested	(252)	$41.43
Forfeited/cancelled	(3)	$61.16
Non-vested at December 31, 2012	637	$46.97

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $61.73, $41.65 and $19.20 per share, respectively. As of December 31, 2012, 0.5 million of restricted stock units and restricted stock awards are expected to vest.

At December 31, 2012, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $24.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2012, 2011 and 2010 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $28.4 million for the year ended December 31, 2012 is comprised of $5.1 million that relates to incentive stock options and $23.3 million that relates to non-qualified stock options and restricted units and awards.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Employee and non-employee share-based compensation expense of $19.4 million for the year ended December 31, 2011 is comprised of $4.9 million that relates to incentive stock options and $14.5 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $16.9 million for the year ended December 31, 2010 is comprised of $4.7 million that relates to incentive stock options and $12.2 million that relates to non-qualified stock options and restricted units and awards. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	2012	2011	2010
Operating expenses	$28,413	$19,424	$16,862
Total employee and non-employee share-based compensation expense included in income, before income tax	28,413	19,424	16,862
Less: Amount of income tax benefit recognized in earnings	(8,933)	(6,646)	(4,234)
Amount charged against net income	$19,480	$12,778	$12,628

13.                            INCOME TAXES

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$177,372	$146,385	$111,217
State	30,268	22,526	27,139
Foreign	3,951	2,827	279
	211,591	171,738	138,635

Deferred:
Federal	(743)	634	(3,913)
State	(483)	465	747
Foreign	(7,373)	(3,583)	(1,573)
	(8,599)	(2,484)	(4,739)

Valuation allowance	6,142	1,797	3,377
	$209,134	$171,051	$137,273

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. Federal tax expense at statutory rates	$192,204	$160,045	$122,256
State income taxes, net of federal tax benefit	20,252	14,917	18,126
Permanent differences	5,968	1,176	1,634
Domestic production deduction	(15,469)	(11,551)	(9,450)
Other	37	4,667	1,330
Valuation allowance	6,142	1,797	3,377
	$209,134	$171,051	$137,273

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2012	2011
Deferred Tax Assets:
Reserve for sales returns	$145	$186
Reserve for doubtful accounts	28	42
Reserve for inventory obsolescence	2,753	3,082
Reserve for marketing development fund	4,595	4,485
Capitalization of inventory costs	1,524	972
State franchise tax	5,268	4,817
Accrued compensation	49	256
Accrued other liabilities	1,825	487
Deferred revenue	49,597	51,477
Stock-based compensation	19,965	16,605
Securities impairment	2,104	2,402
Foreign net operating loss carryforward	13,529	7,511
Prepaid supplies	2,008	3,159
Total gross deferred tax assets	$103,390	$95,481

Deferred Tax Liabilities:
Amortization of trademarks	$(9,179)	$(7,911)
Unrealized gain on available-for-sale investments	(1,006)	-
Amortization of graphic design	(81)	(52)
Depreciation	(5,304)	(7,340)
Total gross deferred tax liabilities	(15,570)	(15,303)

Valuation Allowance	(11,316)	(5,174)

Net deferred tax assets	$76,504	$75,004

During the second fiscal quarter of 2010 and the first and fourth quarters of 2012, the Company established a full valuation allowance against deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowance and

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

its related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $6.1 million, $1.8 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, the Company had net operating loss carryforwards of approximately $74.5 million. Of this amount, $67.2 million may be carried forward indefinitely. The remaining $7.3 million will begin to expire in 2017.

The following is a rollforward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2012, 2011 and 2010:

Gross Unrealized Tax Benefits
Balance at January 1, 2010	$397
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	68
Decreases for tax positions related to prior years	-
Balance at December 31, 2010	$465
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	1,445
Decreases for tax positions related to prior years	-
Balance at December 31, 2011	$1,910
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	520
Decreases for tax positions related to prior years	(1,504)
Balance at December 31, 2012	$926

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of December 31, 2012, the Company had accrued approximately $0.3 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months.

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

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. Federal income tax returns are subject to IRS examination for the 2010 and 2011 tax years. State income tax returns are subject to examination for the 2008 through 2011 tax years.

14.                            EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands):

	2012	2011	2010
Weighted-average shares outstanding:
Basic	173,712	176,212	177,028
Dilutive securities	9,371	10,462	9,014
Diluted	183,083	186,674	186,042

For the years ended December 31, 2012, 2011 and 2010, options and awards outstanding totaling 0.3 million shares, 0.3 million shares and 3.6 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

15.       EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the years ended December 31, 2012, 2011 and 2010 are as follows:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,966,481	$94,221	$-	$2,060,702
Contribution margin	660,607	3,496	-	664,103
Corporate & unallocated expenses	-	-	(113,480)	(113,480)
Operating income				550,623
Interest and other income, net	494	(2)	(1,961)	(1,469)
Income before provision for income taxes				549,154
Depreciation & amortization	(15,660)	(139)	(4,714)	(20,513)
Trademark amortization	-	(44)	(5)	(49)

	Year Ended December 31, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,608,326	$94,904	$-	$1,703,230
Contribution margin	543,210	4,291	-	547,501
Corporate & unallocated expenses	-	-	(91,078)	(91,078)
Operating income				456,423
Interest and other income, net	(12)	(1)	860	847
Income before provision for income taxes				457,270
Depreciation & amortization	(12,684)	(87)	(4,261)	(17,032)
Trademark amortization	-	(44)	(8)	(52)

	Year Ended December 31, 2010
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,212,645	$91,297	$-	$1,303,942
Contribution margin	436,742	(777)	-	435,965
Corporate & unallocated expenses	-	-	(88,151)	(88,151)
Operating income				347,814
Interest and other income, net	(51)	-	1,539	1,488
Income before provision for income taxes				349,302
Depreciation & amortization	(6,933)	(55)	(4,740)	(11,728)
Trademark amortization	-	(42)	(6)	(48)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $113.5 million for year ended December 31, 2012 and included $73.0 million of payroll costs, of which $28.4 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $19.7 million was attributable to professional service expenses, including accounting and legal costs, $4.4 million of depreciation and $16.4 million of other operating expenses. Corporate and unallocated expenses were $91.1 million for year ended December 31, 2011 and included $55.8 million of payroll costs, of which $19.4 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $17.8 million was attributable to professional service expenses, including accounting and legal costs, $4.1 million of depreciation and $13.4 million of other operating expenses. Corporate and unallocated expenses were $88.2 million for year ended December 31, 2010 and included $51.2 million of payroll costs, of which $16.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $20.7 million was attributable to professional service expenses, including accounting and legal costs, $4.7 million of depreciation, $1.7 million of bad debt expense and $10.0 million of other operating expenses.

CCR, a customer of the DSD segment, accounted for 28% and 29% of the Company’s net sales for the years ended December 31, 2012 and 2011, respectively. CCE, which included their operations in the U.S. for the relevant periods (see Note 1), a customer of the DSD segment, accounted for approximately 28% of the Company’s net sales for the year ended December 31, 2010.

Net sales to customers outside the United States amounted to $415.8 million, $300.9 million and $191.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Such sales were approximately 20.2%, 17.7% and 14.7% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s net sales by product line for years ended December 31, 2012, 2011 and 2010, respectively, were as follows:

Product Line	2012	2011	2010
Energy drinks	$1,906,236	$1,563,331	$1,178,071
Non-carbonated (primarily juice based beverages)	110,217	94,398	80,537
Carbonated (primarily soda beverages)	31,044	32,467	32,906
Other	13,205	13,034	12,428
	$2,060,702	$1,703,230	$1,303,942

17.                            RELATED PARTY TRANSACTIONS

A director of the Company was a partner in a law firm (the director resigned from the law firm effective July 10, 2011) that serves as counsel to the Company. Expenses incurred in connection with services rendered by such firm to the Company during the years ended December 31, 2012, 2011 and 2010 were $3.9 million, $4.0 million and $3.5 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2012, 2011 and 2010 were $1.0 million, $1.2 million and $0.8 million, respectively.

18.                            QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2012	$454,605	$241,169	$76,099	$0.44	$0.41
June 30, 2012	592,640	307,008	109,795	$0.62	$0.59
September 30, 2012	541,940	273,592	86,142	$0.49	$0.47
December 31, 2012	471,517	243,887	67,984	$0.40	$0.39
	$2,060,702	$1,065,656	$340,020

Quarter ended:
March 31, 2011	$356,419	$185,537	$55,043	$0.31	$0.29
June 30, 2011	462,145	244,221	84,248	$0.48	$0.45
September 30, 2011	474,709	250,307	82,392	$0.47	$0.44
December 31, 2011	409,957	214,244	64,536	$0.37	$0.35
	$1,703,230	$894,309	$286,219

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2012	$1,893	$9,148	$(9,611)	$1,430
2011	$1,870	$8,368	$(8,345)	$1,893
2010	$2,130	$7,535	$(7,795)	$1,870

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2012	$7,592	$6,142	$(1,155)	$12,579
2011	$4,003	$3,589	$-	$7,592
2010	$432	$3,571	$-	$4,003