Form 10-Q
period 2013-03-31
Monster Beverage Corp
filed 2013-05-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 165,963,808 shares of common stock, par value $0.005 per share, outstanding as of April 26, 2013.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,533	$222,514
Short-term investments	102,139	97,042
Accounts receivable, net	308,675	236,044
Distributor receivables	8,980	666
Inventories	215,337	203,106
Prepaid expenses and other current assets	35,628	24,983
Prepaid income taxes	6,403	33,709
Deferred income taxes	17,004	17,004
Total current assets	936,699	835,068

INVESTMENTS	13,631	21,393
PROPERTY AND EQUIPMENT, net	74,596	69,137
DEFERRED INCOME TAXES	60,856	59,503
INTANGIBLES, net	57,999	54,648
OTHER ASSETS	3,591	3,576
Total Assets	$1,147,372	$1,043,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$135,477	$127,330
Accrued liabilities	55,356	38,916
Accrued promotional allowances	103,846	91,208
Deferred revenue	13,079	12,695
Accrued compensation	7,488	12,926
Income taxes payable	14,520	5,470
Total current liabilities	329,766	288,545

DEFERRED REVENUE	116,235	110,383

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 203,895 shares issued and 165,655 outstanding as of March 31, 2013; 203,759 shares issued and 165,776 outstanding as of December 31, 2012	1,019	1,019
Additional paid-in capital	297,409	287,953
Retained earnings	1,572,160	1,508,664
Accumulated other comprehensive (loss) income	(543)	2,074
Common stock in treasury, at cost; 38,240 and 37,983 shares as of March 31, 2013 and December 31, 2012, respectively	(1,168,674)	(1,155,313)
Total stockholders’ equity	701,371	644,397
Total Liabilities and Stockholders’ Equity	$1,147,372	$1,043,325

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2013 AND 2012

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2013	2012

NET SALES	$484,223	$454,605

COST OF SALES	232,184	213,436

GROSS PROFIT	252,039	241,169

OPERATING EXPENSES	144,733	114,884

OPERATING INCOME	107,306	126,285

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(4,473)	(50)
Gain on investments and put options, net (Note 3)	2,571	396
Total other (expense) income	(1,902)	346

INCOME BEFORE PROVISION FOR INCOME TAXES	105,404	126,631

PROVISION FOR INCOME TAXES	41,908	50,532

NET INCOME	$63,496	$76,099

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.44
Diluted	$0.37	$0.41

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	165,525	174,832
Diluted	172,559	185,262

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2013 AND 2012

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2013	2012
Net income, as reported	$63,496	$76,099
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,092)	2,455
Available-for-sale investments:
Change in net unrealized gains	-	-
Reclassification adjustment for net gains included in net income	(1,525)	-
Net change in available-for-sale investments	(1,525)	-
Other comprehensive (loss) income	(2,617)	2,455
Comprehensive income	$60,879	$78,554

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2013 AND 2012

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,496	$76,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	12	12
Depreciation and other amortization	5,048	4,956
Gain on disposal of property and equipment	(2)	(39)
Stock-based compensation	6,959	6,571
(Gain) loss on put option	(83)	1,391
Gain on investments, net	(2,489)	(1,787)
Deferred income taxes	(398)	2,574
Tax benefit from exercise of stock options	(176)	(492)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(69,713)	(33,867)
Distributor receivables	(8,314)	(43)
Inventories	(14,080)	(34,128)
Prepaid expenses and other current assets	(10,584)	257
Prepaid income taxes	27,417	(1,216)
Accounts payable	7,479	16,201
Accrued liabilities	9,879	14,058
Accrued promotional allowances	13,939	(34,034)
Accrued distributor terminations	7,372	(76)
Accrued compensation	(5,377)	(3,836)
Income taxes payable	9,270	25,784
Deferred revenue	6,238	(1,615)
Net cash provided by operating activities	45,893	36,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	66,344	141,806
Sales of available-for-sale investments	-	29,891
Sales of trading investments	-	15,750
Purchases of held-to-maturity investments	(69,464)	(190,635)
Purchases of available-for-sale investments	-	(2,001)
Purchases of property and equipment	(8,732)	(14,542)
Proceeds from sale of property and equipment	18	164
Additions to intangibles	(3,362)	(749)
(Increase) decrease in other assets	(219)	302
Net cash used in investing activities	(15,415)	(20,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(296)	(610)
Tax benefit from exercise of stock options	176	492
Issuance of common stock	2,381	2,722
Purchases of common stock held in treasury	(13,361)	-
Net cash (used in) provided by financing activities	(11,100)	2,604

Effect of exchange rate changes on cash and cash equivalents	641	12,747

NET INCREASE IN CASH AND
CASH EQUIVALENTS	20,019	32,107
CASH AND CASH EQUIVALENTS, beginning of period	222,514	359,331
CASH AND CASH EQUIVALENTS, end of period	$242,533	$391,438

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$5	$14
Income taxes	$5,663	$23,491

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2013 AND 2012

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.4 million and $0.8 million for the three-months ended March 31, 2013 and 2012, respectively.

Included in accounts receivable, net, are sales of available-for-sale investments of $5.8 million as of March 31, 2013.

Included in accounts payable are property and equipment purchases of $2.0 million and $0.4 million as of March 31, 2013 and December 31, 2012, respectively.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company” or, in reference to the Company’s former name, “Hansen Natural Corporation”) Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2013 and 2012 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance became effective for the Company on January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position, results of operations or liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

March 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$16,023	$2	$-	$16,025	$-	$-
Certificates of deposit	6,706	-	-	6,706	-	-
Municipal securities	75,671	32	-	75,703	-	-
Total	$98,400	$34	$-	98,434	$-	$-
Trading
Short-term:
Auction rate securities				3,739
Long-term:
Auction rate securities				13,631
Total				$115,804

December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$16,040	$-	$-	$16,040	$-	$-
Certificates of deposit	2,201	-	-	2,201	-	-
Municipal securities	77,038	-	11	77,027	11	-
Available-for-sale
Long-term:
Auction rate securities	3,310	2,483	-	5,793	-	-
Total	$98,589	$2,483	$11	101,061	$11	$-
Trading
Short-term:
Auction rate securities				1,763
Long-term:
Auction rate securities				15,600
Total				$118,424

During the three-months ended March 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. During the year ended December 31, 2012, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognized a net gain through earnings on its trading securities as follows:

	Three-Months Ended March 31,
	2013	2012
Gain on transfer from available-for-sale to trading	$-	$-
Gain on trading securities sold	-	1,019
Gain on trading securities held	6	754
Gain on trading securites	$6	$1,773

The Company’s investments at March 31, 2013 and December 31, 2012 in U.S. Treasuries, certificates of deposit and/or municipal securities carried investment grade credit ratings.  All of the Company’s investments at March 31, 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.  A portion of the Company’s investments at December 31, 2012 in auction rate securities carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$16,023	$16,025	$16,040	$16,040
Certificates of deposit	6,706	6,706	2,201	2,201
Municipal securities	75,671	75,703	77,038	77,027
Due 11 - 20 years:
Auction rate securities	10,758	10,758	10,748	10,748
Due 21 - 30 years:
Auction rate securities	6,612	6,612	9,925	12,408
Total	$115,770	$115,804	$115,952	$118,424

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

Accounting Standards Codification (“ASC”) 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2013	Level 1	Level 2	Level 3	Total
Cash	$153,066	$-	$-	$153,066
Money market funds	76,930	-	-	76,930
U.S. Treasuries	-	16,023	-	16,023
Certificates of deposit	-	11,708	-	11,708
Municipal securities	-	83,206	-	83,206
Auction rate securities	-	-	17,370	17,370
Put option related to auction rate securities	-	-	2,011	2,011
Total	$229,996	$110,937	$19,381	$360,314

Amounts included in:
Cash and cash equivalents	$229,996	$12,537	$-	$242,533
Short-term investments	-	98,400	3,739	102,139
Investments	-	-	13,631	13,631
Prepaid expenses and other current assets	-	-	491	491
Other assets	-	-	1,520	1,520
Total	$229,996	$110,937	$19,381	$360,314

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash	$147,113	$-	$-	$147,113
Money market funds	63,974	-	-	63,974
U.S. Treasuries	-	24,065	-	24,065
Certificates of deposit	-	5,603	-	5,603
Municipal securities	-	77,038	-	77,038
Auction rate securities	-	-	23,156	23,156
Put option related to auction rate securities	-	-	1,929	1,929
Total	$211,087	$106,706	$25,085	$342,878

Amounts included in:
Cash and cash equivalents	$211,087	$11,427	$-	$222,514
Short-term investments	-	95,279	1,763	97,042
Investments	-	-	21,393	21,393
Prepaid expenses and other current assets	-	-	225	225
Other assets	-	-	1,704	1,704
Total	$211,087	$106,706	$25,085	$342,878

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include U.S. Treasuries, certificates of deposit and municipal securities, is based on other observable inputs, specifically a valuation model which utilizes vendor pricing for similar securities. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2013 or the year ended December 31, 2012, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the three-months ended March 31, 2013.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of March 31, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities:
Trading	Discounted cash flow	Maximum rate probability	0.40%-1.84% (1.0%)
		Principal returned probability	86.69%-95.49% (87.8%)
		Default probability	3.88%-11.69% (11.2%)
		Liquidity risk	3.50%-3.50% (3.50%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.68%-1.29% (0.89%)

At March 31, 2013, the Company held auction rate securities with a face value of $19.5 million (amortized cost basis of $17.4 million). A Level 3 valuation was performed on the Company’s auction rate securities as of March 31, 2013 resulting in a fair value of $17.4 million for the Company’s trading auction rate securities (after a $2.1 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the three-months ended March 31, 2013, no 2011 ARS Securities were redeemed through normal market channels ($1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par through normal market channels during the years ended December 31, 2012 and 2011, respectively). The 2011 Put Option does not meet the definition of derivative instruments

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of March 31, 2013, the Company recorded $2.0 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other assets, as well as in other assets, in the condensed consolidated balance sheet.

In March 2010, the Company entered into an agreement (the “2010 ARS Agreement”), related to $54.2 million of par value auction rate securities (the “2010 ARS Securities”).  Under the 2010 ARS Agreement, the Company had the right, but not the obligation, to sell the 2010 ARS Securities including all accrued but unpaid interest thereon (the “2010 Put Option”), under various terms. During the three-months ended March 31, 2012, the remaining $15.7 million of par value 2010 ARS Securities were redeemed at par through the exercise of the 2010 Put Option, which exhausted the Company’s rights under the 2010 ARS Agreement.

The net effect of (i) the revaluation of the 2011 Put Option as of March 31, 2013; (ii) the revaluation of the Company’s trading auction rate securities as of March 31, 2013; and (iii) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities; resulted in a gain of $2.6 million, which is included in other (expense) income for the three-months ended March 31, 2013. The net effect of (i) the revaluation of the 2011 Put Option and the 2010 Put Option as of March 31, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of March 31, 2012; (iii) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (iv) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a gain of $0.4 million, which is included in other (expense) income for the three-months ended March 31, 2012.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended March 31, 2013		Three-Months Ended March 31, 2012
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$23,156	$1,929	$35,852	$3,041
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	2,489	82	1,787	(1,392)
Included in other comprehensive income	(2,483)	-	-	-
Settlements	(5,792)	-	(15,775)	-
Closing Balance	$17,370	$2,011	$21,864	$1,649

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2013	December 31, 2012
Raw materials	$65,204	$65,010
Finished goods	150,133	138,096
	$215,337	$203,106

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2013	December 31, 2012
Land	$5,382	$5,382
Leasehold improvements	2,305	2,300
Furniture and fixtures	3,592	2,087
Office and computer equipment	9,973	8,981
Computer software	1,147	1,135
Equipment	52,190	48,427
Buildings	24,502	21,998
Vehicles	27,087	26,037
	126,178	116,347
Less: accumulated depreciation and amortization	(51,582)	(47,210)
	$74,596	$69,137

7.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	March 31, 2013	December 31, 2012
Amortizing intangibles	$1,061	$1,061
Accumulated amortization	(565)	(553)
	496	508
Non-amortizing intangibles	57,503	54,140
	$57,999	$54,648

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended March 31, 2013 and March 31, 2012.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                    DISTRIBUTION AGREEMENTS

Pursuant to new and/or amended distribution agreements entered into with certain distributors, amounts of $8.2 million from such distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, were recorded for the three-months ended March 31, 2013. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $2.4 million and $2.5 million for the three-months ended March 31, 2013 and 2012, respectively.

The Company incurred termination costs to certain of its prior distributors amounting to $8.3 million and $0.1 million in aggregate for the three-months ended March 31, 2013 and 2012, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2013 and 2012. Accrued distributor terminations included in accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012 were $8.2 million and $0.9 million, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $66.8 million at March 31, 2013, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $95.5 million at March 31, 2013, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $18.4 million at March 31, 2013, which related primarily to warehouse and office space.

In March 2012, the Company acquired an approximately 75,425 square foot, free-standing, three-story office building located in Corona, CA, including the real property thereunder and improvements thereon (the “March 2012 Property”), which the Company has not occupied, as well as additional parking spaces, for a total purchase price of $9.7 million. In October 2012, the Company acquired an approximately 141,000 square foot, free-standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company intends to complete the necessary improvements to the October 2012 Property and occupy the building as the Company’s new corporate headquarters in the third quarter of 2013. The October 2012 Property should more effectively address the future growth needs of the Company, compared to the March 2012 Property.  In December 2012, the Company commenced marketing efforts to sell the March 2012 Property and met the criteria established by ASC No. 360 for classifying the March 2012 Property as an asset held for sale. As a result, the March 2012 Property is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Litigation – In May 2009, Avraham Wellman, purporting to act on behalf of himself and a class of consumers in Canada, filed a putative class action in the Ontario Superior Court of Justice, in the City of Toronto, Ontario, Canada, against the Company and its former Canadian distributor, Pepsi-Cola Canada Ltd., as defendants (the “Wellman Action”).  The plaintiff alleges that the defendants misleadingly packaged and labeled Monster Energy® products in Canada by not including sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of the energy drink products.  The plaintiff’s claims against the defendants are for negligence, unjust enrichment, and making misleading/false representations in violation of the Competition Act (Canada), the Food and Drugs Act (Canada) and the Consumer Protection Act, 2002 (Ontario).  The plaintiff claims general damages on behalf of the putative class in the amount of CDN$20 million, together with punitive damages of CDN$5 million, plus legal costs and interest. The plaintiff’s certification motion materials have not yet been filed. The Company believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations. In accordance with class action practices in Ontario, the Company will not file an answer to the complaint until after the determination of the certification motion.  The Company believes that the plaintiff’s complaint is without merit and plans a vigorous defense.

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  At a hearing on defendants’ motion to dismiss the Amended Class Action Complaint held on May 12, 2011, the District Court issued a tentative ruling granting the motion to dismiss as to certain of plaintiff’s claims, including plaintiff’s allegations relating to promotional expenses, but denying the motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations.  On September 4, 2012, the District Court issued a Notice of Ruling (the “Order”) adopting the May 12, 2011 tentative ruling as its final ruling on defendants’ motion to dismiss.  On October 22, 2012, the District Court denied defendants’ motion for reconsideration of the Order or certification of an interlocutory appeal from the Order.  The District Court has set a schedule for briefing and discovery in connection with plaintiff’s motion for class certification, and has scheduled a hearing on that motion for June 20, 2013.  Fact discovery in the action has been stayed pending resolution of the class certification motion.

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

Derivative Litigation – On September 13, 2012, two derivative complaints were filed in California Superior Courts, purportedly on behalf of the Company, by shareholders of the Company who made no prior demand on the Company’s Board of Directors.  One action, in the Superior Court for the County of Riverside, was styled Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan v. Sacks, et al.  The other action, originally filed in the Superior Court for the County of Los Angeles, was styled Rumbaugh v. Sacks, et al.

The Iron Workers complaint named as defendants certain officers, directors and employees of the Company, including Rodney Sacks, Hilton Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, and Thomas J. Kelly.  The Rumbaugh complaint named each of the same individuals as defendants, with the exception of Thomas J. Kelly.  The Company was named as a nominal defendant in each action.

The factual allegations of the two complaints were substantially similar.  Each alleged, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to market, advertise and promote its Monster Energy brand of energy drinks in a way that has exposed, and will continue to expose, the Company to costly investigations into its compliance with federal and state laws and regulations pertaining to food and beverage advertising.  The complaints further alleged that, beginning in February 2012, the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing and promoting its Monster Energy brand of energy drinks.  The Iron Workers complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business health.  The Iron Workers complaint asserted causes of action for breach of fiduciary duty and unjust enrichment.  In addition to those causes of action, the Rumbaugh complaint also asserted causes of action for abuse of control, gross mismanagement and waste of corporate assets.  Plaintiffs sought an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

By stipulation of the parties, the Rumbaugh complaint was transferred to Riverside Superior Court.  On March 4, 2013, and March 6, 2013, respectively, on the parties’ stipulation, the Iron Workers and Rumbaugh matters were dismissed with prejudice as to the named plaintiffs and without prejudice as to any other Company shareholder.  No consideration was offered or exchanged to induce or reward either Plaintiff’s voluntary dismissal.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On May 3, 2013, a derivative complaint was filed in United States District Court for the Central District of California, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.  The action is styled Eric Spitzer v. Sacks, et al, United States District Court for the Central District of California.  Through his counsel, Spitzer had previously served a request that the Company produce certain books and records pursuant to section 220 of the Delaware General Corporation Law.  Counsel for the Company and Spitzer exchanged correspondence relating to the demand.  After Spitzer refused to narrow his demand, the Company ultimately denied the demand in a letter dated February 14, 2013.

The Spitzer complaint named as defendants certain officers, directors, and employees of the Company, including Rodney Sacks, Hilton Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, and Thomas J. Kelly.  The Company is named as a nominal defendant.

Spitzer alleges, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to (a) engage in illicit activity regarding the promotion, marketing, advertising, ingredients, usage and sale of its Monster Energy brand of energy drinks; (b) lack adequate internal and financial controls; and (c) issue financial statements that were materially false and misleading, all in a way that has exposed, and will continue to expose, the Company to costly investigations.  The complaint further alleges that, beginning in February 2012, the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing, and promoting its Monster Energy brand of energy drinks.  The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information.  The complaint asserts causes of action for breach of fiduciary duty abuse of control, gross mismanagement, and unjust enrichment.  Spitzer seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the complaint is without merit.  The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

San Francisco City Attorney Litigation.  On October 31, 2012, the Company received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand of energy drinks and specifically concerning the safety of its products for consumption by adolescents.  In a letter dated March 29, 2013, the San Francisco City Attorney threatened to bring suit against the Company if it did not agree to take the following five steps immediately:  (i) “Reformulate its product to lower the caffeine content to safe levels”; (ii) “Provide adequate warning labels”; (iii) “Cease promoting over-consumption in marketing”; (iv) “Cease use of alcohol and drug references in marketing”; and (v) “Cease targeting minors.”

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney in United States District Court for the Central District of California, styled Monster Beverage Corp., et al. v. Dennis Herrera.  The Company seeks a declaration from the Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause.  The San Francisco City Attorney’s response to the complaint is currently due on June 11, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court.  The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties.

The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action it filed in United States District Court.  The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action, each of which contains allegations similar to those presented in the Wellman Action.  In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine).  The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage or other negative health effects and/or that the products themselves are unsafe).  Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment.  In their prayers for relief, the plaintiffs seek, inter alia, compensatory and punitive damages, restitution, attorneys’ fees, and, in some cases, injunctive relief.  Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors.  Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

10.                            ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income by component, after tax, for the three-months ended March 31, 2013 are as follows:

	Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Available-for- Sale Securities		Total
Balance at December 31, 2012	$549	$1,525		$2,074
Other comprehensive loss before reclassifications	(1,092)	-		(1,092)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(1,525)	[1]	(1,525)
Net current-period other comprehensive loss	(1,092)	(1,525)		(2,617)
Balance at March 31, 2013	$(543)	$-		$(543)

1 Included in other (expense) income.

11.                            TREASURY STOCK PURCHASE

On November 13, 2012, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the three-months ended March 31, 2013, the Company purchased 0.257 million shares of common stock at an average purchase price of $51.99 per share for a total amount of $13.4 million (excluding broker commissions), which exhausted the availability under the November 2012 Repurchase Plan.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).  As of May 10, 2013, no shares have been purchased under the April 2013 Repurchase Plan.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2013: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $7.0 million and $6.6 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended March 31, 2013 and 2012, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended March 31, 2013 and 2012 was $0.2 million and $0.5 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2013 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

Three-Months Ended March 31,
	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	47.8%	48.3%
Risk-free interest rate	0.9%	0.9%
Expected term	5.4 Years	5.5 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	14,000	$12.12	4.1	$572,530
Granted	636	$47.36
Exercised	(117)	$20.27
Cancelled or forfeited	(113)	$25.55
Outstanding at March 31, 2013	14,406	$13.51	4.1	$497,761
Vested and expected to vest in the future at March 31, 2013	13,999	$12.75	4.0	$493,506
Exercisable at March 31, 2013	11,037	$8.36	3.1	$434,897

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2013 and 2012 was $20.52 per share and $25.48 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2013 and 2012 was $3.3 million and $107.4 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2013 and 2012 was approximately $2.4 million and $2.7 million, respectively.

At March 31, 2013, there was $40.7 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	637	$46.97
Granted	8	$50.89
Vested	(18)	$57.45
Forfeited/cancelled	(6)	$60.11
Non-vested at March 31, 2013	621	$46.58

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended March 31, 2013 and 2012 was $50.89 and $57.45 per share, respectively. As of March 31, 2013, 0.5 million of restricted stock units and restricted stock awards are expected to vest.

At March 31, 2013, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $21.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2013:

Gross Unrealized Tax Benefits
Balance at December 31, 2012	$926
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	397
Decreases related to settlement with taxing authority	-
Balance at March 31, 2013	$1,323

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2013, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the amount of unrecognized tax benefits will not change within the next 12 months.

On March 8, 2013, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2010 and 2011. The Company is also in various stages of examination with certain states.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. Federal income tax returns are subject to IRS examination for the 2010, 2011 and 2012 tax years. State income tax returns are subject to examination for the 2008 through 2012 tax years.

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended March 31,
	2013	2012
Weighted-average shares outstanding:
Basic	165,525	174,832
Dilutive securities	7,034	10,430
Diluted	172,559	185,262

For the three-months ended March 31, 2013 and 2012, options outstanding totaling 0.8 million and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended March 31, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$460,175	$24,048	$-	$484,223
Contribution margin	138,974	382	-	139,356
Corporate and unallocated expenses	-	-	(32,050)	(32,050)
Operating income				107,306
Other income (expense)	188	-	(2,090)	(1,902)
Income before provision for income taxes				105,404
Depreciation and amortization	(4,421)	(47)	(580)	(5,048)
Trademark amortization	-	(11)	(1)	(12)

	Three-Months Ended March 31, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$431,182	$23,423	$-	$454,605
Contribution margin	149,092	2,157	-	151,249
Corporate and unallocated expenses	-	-	(24,964)	(24,964)
Operating income				126,285
Other income (expense)	100	-	246	346
Income before provision for income taxes				126,631
Depreciation and amortization	(3,783)	(29)	(1,144)	(4,956)
Trademark amortization	-	(11)	(1)	(12)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $32.0 million for the three-months ended March 31, 2013 and included $19.4 million of payroll costs, of which $7.0 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $7.6 million attributable to professional service expenses, including accounting and legal costs and $5.0 million of other operating expenses.  Corporate and unallocated expenses were $25.0 million for the three-months ended March 31, 2012 and included $17.7 million of payroll costs, of which $6.6 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.7 million attributable to professional service expenses, including accounting and legal costs, and $2.6 million of other operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 30% of the Company’s net sales for both the three-months ended March 31, 2013 and 2012.

Net sales to customers outside the United States amounted to $106.3 million and $79.2 million for the three-months ended March 31, 2013 and 2012, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended
	March 31,
Product Line	2013	2012
Energy drinks	$446,026	$418,912
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	27,972	24,252
Carbonated (primarily soda beverages)	6,401	7,661
Other	3,824	3,780
	$484,223	$454,605

16.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2013 and 2012 were $0.2 million and $0.1 million, respectively.

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

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

•	Monster Energy®	•	Hansen’s®
•	Monster Rehab®	•	Hansen’s Natural Cane Soda®
•	Monster Energy Extra Strength Nitrous Technology®	•	Junior Juice®
•	Java Monster®	•	Blue Sky®
•	X-Presso Monster®	•	Hubert’s®
•	Worx Energy®	•	Vidration®
•	Peace Tea®	•	Muscle Monster™

Our Monster Energy® drinks, which represented 91.9% and 91.6% of our net sales for the three-months ended March 31, 2013 and 2012, respectively, include the following:

•	Monster Energy®	•	Java Monster® Kona Blend
•	Lo-Carb Monster Energy®	•	Java Monster® Loca Moca®
•	Monster Energy® Assault®	•	Java Monster® Mean Bean®
•	Monster Khaos®	•	Java Monster® Vanilla Light
•	Monster M-80® (named Ripper® in certain countries)	•	Java Monster® Irish Blend®
•	Monster MIXXD®	•	Java Monster® Toffee
•	Monster Energy® Absolutely Zero	•	Java Monster® Kona Cappuccino
•	Monster Energy® Import	•	Monster Energy Extra Strength Nitrous Technology® Super Dry™
•	Monster Energy® Import Light
•	Monster Energy® Dub Edition Baller’s Blend	•	Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
•	Monster Energy® Dub Edition Mad Dog
•	Monster Rehab® Tea + Lemonade + Energy	•	Monster Energy Extra Strength Nitrous Technology® Black Ice™
•	Monster Rehab® Rojo Tea + Energy
•	Monster Rehab® Green Tea + Energy	•	X-Presso Monster® Hammer
•	Monster Rehab® Protean + Energy	•	X-Presso Monster® Midnite
•	Monster Rehab® Tea + Orangeade + Energy	•	Monster Cuba-Lima®
•	Monster Rehab® Tea + Pink Lemonade + Energy	•	Monster Energy® Zero Ultra
•	Muscle Monster™ Vanilla	•	Monster Energy® Ultra Blue
•	Muscle Monster™ Chocolate	•	Übermonster® Energy Brew
•	Muscle Monster™ Coffee	•	M3® Monster Energy® Super Concentrate

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

During the three-months ended March 31, 2013, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the three-months ended March 31, 2013, we introduced the following products:

•	Monster Mini’s, 12-packs in 8-ounce size cans (January 2013).
•	Peace Tea® iced teas, 12-packs in 8.4-ounce size cans (February 2013).
•	Muscle Monster™ Energy Shakes, non-carbonated energy shakes with 25-grams of protein (March 2013).
•	Monster Rehab® Tea + Pink Lemonade + Energy (March 2013).
•	Monster Energy® Ultra Blue, a carbonated energy drink which contains zero calories and zero sugar (March 2013).
•	Java Monster® Kona Cappuccino (March 2013).
•	Hansen’s® Sparkling beverages, a line of 10-calorie beverages with all natural sweeteners (March 2013).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the three-months ended March 31, 2013, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

During the three-months ended March 31, 2013 and 2012, we incurred termination costs to certain of our prior distributors amounting to $8.3 million and $0.1 million, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2013 and 2012.

In addition, pursuant to new and/or amended distribution agreements entered into with certain distributors, net amounts of $8.2 million from such distributors were recorded during the three-months ended March 31, 2013, relating to the costs associated with terminating agreements with certain of our prior distributors. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

During the three-months ended March 31, 2013 and 2012, we incurred foreign currency transaction losses of $4.7 million and $0.5 million, respectively, which are included in other (expense) income. The increase in foreign currency losses during the three-months ended March 31, 2013 was primarily related to our operations in Japan and South Africa.

During the three-months ended March 31, 2013, we incurred increased professional service costs of $4.9 million, net of insurance reimbursements, of which $3.0 million related to regulatory matters and litigation concerning the advertising, marketing, promotion, ingredients, usage, safety and sale of our Monster Energy® brand energy drinks.

Our gross sales (as defined below) of $555.0 million for the three-months ended March 31, 2013 represented record sales for our first fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $521.1 million for the three-months ended March 31, 2013, an increase of $40.3 million, or 107.1% of our overall increase in gross sales for the three-months ended March 31, 2013.

The percentage increase in gross sales was 7.3% and 26.9% for the three-months ended March 31, 2013 and 2012, respectively. We believe the decrease in the percentage growth rate for the three-months ended March 31, 2013 was primarily attributable to less robust growth of our Monster Energy® drink line in our North American energy drink market, as well as lower sales of Worx Energy® energy shots. The decrease in the percentage growth rate was partially offset by increased sales in aggregate in our international markets.

Our DSD segment represented 95.0% and 94.8% of our consolidated net sales for the three-months ended March 31, 2013 and 2012, respectively. Our Warehouse segment represented 5.0% and 5.2% of our consolidated net sales for the three-months ended March 31, 2013 and 2012, respectively.

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

We have historically marketed our Monster Energy®, Hansen’s® and Blue Energy® energy drink products as dietary supplements in accordance with the statutory definition of “dietary supplement” set forth in the Federal Food, Drug, and Cosmetic Act (the “Act”).  However, as permitted under that Act and FDA regulations, we recently decided to transition the labeling and marketing of these energy drink products from dietary supplements to conventional foods.  In the first quarter of 2013, we began transitioning the labeling of such products. Products marketed under the Worx Energy® brand, which are sold in 2-ounce bottles, will continue to be labeled as dietary supplements. We do not expect the cost of the labeling changes to be significant.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $130.7 million and $100.6 million for the three-months ended March 31, 2013 and 2012, respectively. Such sales were approximately 23% and 19% of gross sales for the three-months ended March 31, 2013 and 2012, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three-months ended March 31, 2013 and 2012 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended March 31,
	2013	2012
Full service distributors	62%	65%
Club stores, drug chains & mass merchandisers	10%	10%
Outside the U.S.	23%	19%
Retail grocery, specialty chains and wholesalers	3%	4%
Other	2%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers, Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. distributors, certain bottlers of the Coca-Cola Hellenic group, Kalil Bottling Group, Trader Joe’s, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 30% of our net sales for both the three-months ended March 31, 2013 and 2012.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2013 and 2012, respectively.

(In thousands, except per share amounts)	Three-Months Ended March 31,		Percentage Change
	2013	2012	13 vs. 12
Gross sales, net of discounts & returns *	$554,951	$517,313	7.3%
Less: Promotional and other allowances**	70,728	62,708	12.8%
Net sales	484,223	454,605	6.5%

Cost of sales	232,184	213,436	8.8%
Gross profit***	252,039	241,169	4.5%
Gross profit margin as a percentage of net sales	52.1%	53.1%

Operating expenses[1]	144,733	114,884	26.0%
Operating expenses as a percentage of net sales	29.9%	25.3%

Operating income	107,306	126,285	(15.0%)
Operating income as a percentage of net sales	22.2%	27.8%

Other (expense) income:
Interest and other (expense) income, net	(4,473)	(50)	(8,846.0%)
Gain on investments and put options, net	2,571	396	(549.2%)
Total other (expense) income	(1,902)	346	649.7%

Income before provision for income taxes	105,404	126,631	(16.8%)

Provision for income taxes	41,908	50,532	(17.1%)

Net income	$63,496	$76,099	(16.6%)
Net income as a percentage of net sales	13.1%	16.7%

Net income per common share:
Basic	$0.38	$0.44	(11.9%)
Diluted	$0.37	$0.41	(10.4%)

Case sales (in thousands)
(in 192-ounce case equivalents)	47,749	44,396	7.6%

1Includes $8.3 million and $0.1 million for the three-months ended March 31, 2013 and 2012, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Results of Operations for the Three-Months Ended March 31, 2013 Compared to the Three-Months Ended March 31, 2012.

Gross Sales. Gross sales were $555.0 million for the three-months ended March 31, 2013, an increase of approximately $37.6 million, or 7.3% higher than gross sales of $517.3 million for the three-months ended March 31, 2012. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $40.3 million, or 107.1%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended March 31, 2013. Promotional and other allowances, as described in the footnote above, were $70.7 million for the three-months ended March 31, 2013, an increase of $8.0 million, or 12.8% higher than promotional and other allowances of $62.7 million for the three-months ended March 31, 2012. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.1% for the three-months ended March 31, 2013 and 2012, respectively.  As a result, the percentage increase in gross sales for the three-months ended March 31, 2013 was higher than the percentage increase in net sales.

Net Sales. Net sales were $484.2 million for the three-months ended March 31, 2013, an increase of approximately $29.6 million, or 6.5% higher than net sales of $454.6 million for the three-months ended March 31, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $28.6 million, or 96.7%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2013.

Case sales, in 192-ounce case equivalents, were 47.7 million cases for the three-months ended March 31, 2013, an increase of approximately 3.4 million cases or 7.6% higher than case sales of 44.4 million cases for the three-months ended March 31, 2012. The overall average net sales per case decreased to $10.14 for the three-months ended March 31, 2013, which was 1.0% lower than the average net sales per case of $10.24 for the three-months ended March 31, 2012.

Net sales for the DSD segment were $460.2 million for the three-months ended March 31, 2013, an increase of approximately $29.0 million, or 6.7% higher than net sales of $431.2 million for the three-months ended March 31, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $28.6 million, or 98.8%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended March 31, 2013.

Net sales for the Warehouse segment were $24.0 million for the three-months ended March 31, 2013, an increase of approximately $0.6 million, or 2.7% higher than net sales of $23.4 million for the three-months ended March 31, 2012.  The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of Hubert’s® lemonades. The increase in net sales for the Warehouse segment was partially offset by decreased sales by volume of Hansen’s® soda.

Gross Profit.  Gross profit was $252.0 million for the three-months ended March 31, 2013, an increase of approximately $10.9 million, or 4.5% higher than the gross profit of $241.2 million for the three-months ended March 31, 2012. Gross profit as a percentage of net sales decreased to 52.1% for the three-months ended March 31, 2013 from 53.1% for the three-months ended March 31, 2012.  The increase in gross profit dollars was primarily the result of the $40.3 million increase in gross sales of our Monster Energy® brand energy drinks. The decrease in gross profit as a percentage of net sales was largely attributable to changes in geographic mix.

Operating Expenses.  Total operating expenses were $144.7 million for the three-months ended March 31, 2013, an increase of approximately $29.8 million, or 26.0% higher than total operating expenses of $114.9 million for the three-months ended March 31, 2012. The increase in operating expenses was partially attributable to increased expenditures of $8.3 million relating to the costs associated with terminating existing distributors, increased expenditures of $4.9 million for professional service costs, including legal and accounting fees (of which $3.0 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks), increased payroll expenses of $2.9 million (of which $0.4 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $2.6 million, increased expenditures of $2.4 million for other marketing expenses, increased expenditures of $2.0 million for premiums, increased expenditures of $1.9 million for sponsorships and endorsements and increased expenditures of $1.7 million for allocated trade development.  Total operating expenses as a percentage of net sales was 29.9% for the three-months ended March 31, 2013, compared to 25.3% for the three-months ended March 31, 2012.

Contribution Margin.  Contribution margin for the DSD segment was $139.0 million for the three-months ended March 31, 2013, a decrease of approximately $10.2 million, or 6.8% lower than contribution margin of $149.1 million for the three-months ended March 31, 2012. The decrease in the contribution margin for the DSD segment was primarily the result of a $21.8 million increase in operating expenses.  Contribution margin for the Warehouse segment was $0.4 million for the three-months ended March 31, 2013, approximately $1.8 million lower than contribution margin of $2.2 million for the three-months ended March 31, 2012. The decrease in the contribution margin for the Warehouse segment was partly attributable to increased costs of apple juice concentrate.

Operating Income.  Operating income was $107.3 million for the three-months ended March 31, 2013, a decrease of approximately $19.0 million, or 15.0% lower than operating income of $126.3 million for the three-months ended March 31, 2012. Operating income as a percentage of net sales decreased to 22.2% for the three-months ended March 31, 2013 from 27.8% for the three-months ended March 31, 2012, primarily due to the increase in operating expenses as a percentage of net sales and the decrease in gross profit as a percentage of net sales. The decrease in operating income dollars was primarily due to an increase in operating expenses of $29.8 million, partially offset by a $10.9 million increase in gross profit. Operating income was negatively affected by combined operating losses of $2.1 million and $4.3 million for the three-months ended March 31, 2013 and 2012, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) was ($1.9) million for the three-months ended March 31, 2013, as compared to other income of $0.3 million for the three-months ended March 31, 2012. Foreign currency transaction losses were $4.7 million and $0.5 million for the three-months ended March 31, 2013 and 2012, respectively. The increase in foreign currency losses during the three-months ended March 31, 2013 was primarily related to our operations in Japan and South Africa. Interest income was $0.1 million and $0.4 million for the three-months ended March 31, 2013 and 2012, respectively.

Provision for Income Taxes.  Provision for income taxes was $41.9 million for the three-months ended March 31, 2013, a decrease of $8.6 million or 17.1% lower than the provision for income taxes of $50.5 million for the three-months ended March 31, 2012.  The effective combined federal, state and foreign tax rate decreased to 39.8% from 39.9% for the three-months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate was primarily the result of the establishment of a full valuation allowance against the deferred tax assets of a foreign subsidiary during the first quarter of 2012.  The decrease in the effective tax rate was partially offset by the establishment of a full valuation allowance against a tax capital loss recognized on the sale of certain available-for-sale auction rate securities as well as a higher effective tax rate in certain foreign jurisdictions in the first quarter of 2013.

Net Income.  Net income was $63.5 million for the three-months ended March 31, 2013, a decrease of $12.6 million or 16.6% lower than net income of $76.1 million for the three-months ended March 31, 2012. The decrease in net income was primarily attributable to an increase in operating expenses of $29.8 million. The decrease in net income was partially offset by an increase in gross profit of $10.9 million and a decrease in the provision for income taxes of $8.6 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $45.9 million for the three-months ended March 31, 2013, as compared with net cash provided by operating activities of $36.8 million for the three-months ended March 31, 2012.  For the three-months ended March 31, 2013, cash provided by operating activities was primarily attributable to net income earned of $63.5 million and adjustments for certain non-cash expenses consisting of $7.0 million of stock-based compensation and $5.0 million of depreciation and other amortization. For the three-months ended March 31, 2013, cash provided by operating activities also increased due to a $27.4 million decrease in prepaid income taxes, $13.9 million increase in accrued promotional allowances, a $9.3 million increase in income taxes payable, a $9.9 million increase in accrued liabilities, a $7.4 million increase in accrued distributor terminations, a $7.5 million increase in accounts payable, and a $6.2 million increase in deferred revenue. For the three-months ended March 31, 2013, cash provided by operating activities was reduced due to a $69.7 million increase in accounts receivable, a $14.1 million increase in inventory, a $10.6 million increase in prepaid expenses and other current assets, an $8.3 million increase in distributor receivables, a $5.4 million decrease in accrued compensation and a $2.5 million gain on investments.  For the three-months ended March 31, 2012, cash provided by operating activities was primarily attributable to net income earned of $76.1 million and adjustments for certain non-cash expenses consisting of $6.6 million of stock-based compensation, $5.0 million of depreciation and other amortization, a $2.6 million decrease in deferred income taxes and a $1.4 million loss on put options. For the three-months ended March 31, 2012, cash provided by operating activities also increased due to a $25.8 million increase in income taxes payable, a $16.2 million increase in accounts payable and a $14.1 million increase in accrued liabilities. For the three-months ended March 31, 2012, cash provided by operating activities was reduced due to a $34.1 million increase in inventory, a $34.0 million decrease in accrued promotional allowances, a $33.9 million increase in accounts receivable, a $3.8 million decrease in accrued compensation, a $1.8 million gain on investments, a $1.6 million decrease in deferred revenue, and a $1.2 million decrease in prepaid income taxes.

Cash flows used in investing activities. Net cash used in investing activities was $15.4 million for the three-months ended March 31, 2013, as compared to net cash used in investing activities of $20.0 million for the three-months ended March 31, 2012.  For the three-months ended March 31, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the three-months ended March 31, 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property, and additions to intangibles. For the three-months ended March 31, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For the three-months ended March 31, 2012, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and sales of available-for-sale investments. For both the three-months ended March 31, 2013 and 2012, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows (used in) provided by financing activities.  Net cash used in financing activities was $11.1 million for the three-months ended March 31, 2013, as compared to net cash provided by financing activities of $2.6 million for the three-months ended March 31, 2012.  For the three-months ended March 31, 2013, cash used in financing activities was primarily attributable to $13.4 million of purchases of common stock. For the three-months ended March 31, 2013, cash provided by financing activities was primarily attributable to $2.4 million received from the issuance of common stock in connection with the exercise of certain stock options and a $0.2 million tax benefit from the exercise of stock options.  For the three-months ended March 31, 2012 cash provided by financing activities was primarily attributable to $2.7 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At March 31, 2013, we had $242.5 million in cash and cash equivalents and $115.8 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $50.0 million through March 31, 2014.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2013:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$95,514	$52,434	$43,080	$-	$-
Capital Leases	592	592	-	-	-
Operating Leases	18,378	4,699	12,798	674	207
Purchase Commitments²	66,770	66,770	-	-	-
	$181,254	$124,495	$55,878	$674	$207

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $1.3 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2013. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of March 31, 2013.

In March 2012, the Company acquired an approximately 75,425 square foot, free-standing, three-story office building, located in Corona, CA, including the real property thereunder and improvements thereon (the “March 2012 Property”), which the Company has not occupied, as well as additional parking spaces, for a total purchase price of $9.7 million. In October 2012, the Company acquired an approximately 141,000 square foot, free-standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company intends to complete the necessary improvements to the October 2012 Property and occupy the building as the Company’s new corporate headquarters in the third quarter of 2013. The October 2012 Property should more effectively address the future growth needs of the Company, compared to the March 2012 Property. In December 2012, the Company commenced marketing efforts to sell the March 2012 Property.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2013 and 2012, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of beverages sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been somewhat mitigated; however, such fluctuations may become more pronounced with the expansion of the distribution of our products outside of California. In addition, our experience with our energy drink products suggests they may be less seasonal than the seasonality expected from traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in advertising and promotional expenses.

(In thousands, except average net sales per case)	Three-Months Ended March 31,
	2013	2012
Net sales	$484,223	$454,605
Case sales (192-ounce case equivalents)	47,749	44,396
Average net sales per case	$10.14	$10.24

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

Changes to our critical accounting policies are discussed in “Recent Accounting Pronouncements” below. There have been no other material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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
•

The outcome of future auctions of auction rate securities and/or our ability to recover payments thereunder and/or the creditworthiness of issuers of our auction rate securities and/or our 2011 Put Option (as defined in Note 4 of Notes to the Condensed Consolidated Financial Statements) and/or their ability to make payment thereunder;

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
•

Changes in the cost, quality and availability of containers, packaging materials, raw materials, other ingredients and juice concentrates, and the ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of our products;

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

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2012, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements, due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended March 31, 2013 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

Defendants filed a motion to dismiss the Amended Class Action Complaint on November 8, 2010.  At a hearing on defendants’ motion to dismiss the Amended Class Action Complaint held on May 12, 2011, the District Court issued a tentative ruling granting the motion to dismiss as to certain of plaintiff’s claims, including plaintiff’s allegations relating to promotional expenses, but denying the motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations.  On September 4, 2012, the District Court issued a Notice of Ruling (the “Order”) adopting the May 12, 2011 tentative ruling as its final ruling on defendants’ motion to dismiss.  On October 22, 2012, the District Court denied defendants’ motion for reconsideration of the Order or certification of an interlocutory appeal from the Order.  The District Court has set a schedule for briefing and discovery in connection with plaintiff’s motion for class certification, and has scheduled a hearing on that motion for June 20, 2013.  Fact discovery in the action has been stayed pending resolution of the class certification motion.

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

Derivative Litigation – On September 13, 2012, two derivative complaints were filed in California Superior Courts, purportedly on behalf of the Company, by shareholders of the Company who made no prior demand on the Company’s Board of Directors.  One action, in the Superior Court for the County of Riverside, was styled Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan v. Sacks, et al.  The other action, originally filed in the Superior Court for the County of Los Angeles, was styled Rumbaugh v. Sacks, et al.

The Iron Workers complaint named as defendants certain officers, directors and employees of the Company, including Rodney Sacks, Hilton Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati and Thomas J. Kelly.  The Rumbaugh complaint named each of the same individuals as defendants, with the exception of Thomas J. Kelly.  The Company was named as a nominal defendant in each action.

The factual allegations of the two complaints were substantially similar.  Each alleged, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to market, advertise and promote its Monster Energy brand of energy drinks in a way that has exposed, and will continue to expose, the Company to costly investigations into its compliance with federal and state laws and regulations pertaining to food and beverage advertising.  The complaints further alleged that, beginning in February 2012, the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing and promoting its Monster Energy brand of energy drinks.  The Iron Workers complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information regarding the Company’s “true” business health.  The Iron Workers complaint asserted causes of action for breach of fiduciary duty and unjust enrichment.  In addition to those causes of action, the Rumbaugh complaint also asserted causes of action for abuse of control, gross mismanagement and waste of corporate assets.  Plaintiffs sought an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

By stipulation of the parties, the Rumbaugh complaint was transferred to Riverside Superior Court.  On March 4, 2013, and March 6, 2013, respectively, on the parties’ stipulation, the Iron Workers and Rumbaugh matters were dismissed with prejudice as to the named plaintiffs and without prejudice as to any other Company shareholder.  No consideration was offered or exchanged to induce or reward either Plaintiff’s voluntary dismissal.

On May 3, 2013, a derivative complaint was filed in United States District Court for the Central District of California, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.  The action is styled Eric Spitzer v. Sacks, et al, United States District Court for the Central District of California.  Through his counsel, Spitzer had previously served a request that the Company produce certain books and records pursuant to section 220 of the Delaware General Corporation Law.  Counsel for the Company and Spitzer exchanged correspondence relating to the demand.  After Spitzer refused to narrow his demand, the Company ultimately denied the demand in a letter dated February 14, 2013.

The Spitzer complaint named as defendants certain officers, directors, and employees of the Company, including Rodney Sacks, Hilton Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, and Thomas J. Kelly.  The Company is named as a nominal defendant.

Spitzer alleges, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to (a) engage in illicit activity regarding the promotion, marketing, advertising, ingredients, usage and sale of its Monster Energy brand of energy drinks; (b) lack adequate internal and financial controls; and (c) issue financial statements that were materially false and misleading, all in a way that has exposed, and will continue to expose, the Company to costly investigations.  The complaint further alleges that, beginning in February 2012, the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing, and promoting its Monster Energy brand of energy drinks.  The complaint further alleges that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information.  The complaint asserts causes of action for breach of fiduciary duty abuse of control, gross mismanagement, and unjust enrichment.  Spitzer seeks an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the complaint is without merit.  The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

San Francisco City Attorney Litigation.  On October 31, 2012, the Company received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand of energy drinks and specifically concerning the safety of its products for consumption by adolescents.  In a letter dated March 29, 2013, the San Francisco City Attorney threatened to bring suit against the Company if it did not agree to take the following five steps immediately:  (i) “Reformulate its product to lower the caffeine content to safe levels”; (ii) “Provide adequate warning labels”; (iii) “Cease promoting over-consumption in marketing”; (iv) “Cease use of alcohol and drug references in marketing”; and (v) “Cease targeting minors.”

On April 29, 2013, the Company and its wholly owned subsidiary Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney in United States District Court for the Central District of California, styled Monster Beverage Corp., et al. v. Dennis Herrera.  The Company seeks a declaration from the Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause.  The San Francisco City Attorney’s response to the complaint is currently due on June 11, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court.  The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an

“adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties.

The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action it filed in United States District Court.  The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action, each of which contains allegations similar to those presented in the Wellman Action.  In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine).  The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings, and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage or other negative health effects and/or that the products themselves are unsafe).  Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment.  In their prayers for relief, the plaintiffs seek, inter alia, compensatory and punitive damages, restitution, attorneys’ fees and, in some cases, injunctive relief.  Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors.  Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A.      RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2012.

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2012, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the three-months ended March 31, 2013, the Company purchased 0.257 million shares of common stock at an average purchase price of $51.99 per share for a total amount of $13.4 million (excluding broker commissions), which exhausted the availability under the November 2012 Repurchase Plan.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Jan 1 - Jan 31	256,820	$51.99	256,820	$-

¹Excluding broker commissions paid.

²Net of broker commissions paid.

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). As of May 10, 2013, no shares have been purchased under the April 2013 Repurchase Plan.

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

101*                                                              The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 10, 2013	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer