Form 10-Q
period 2013-06-30
Monster Beverage Corp
filed 2013-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 167,403,681 shares of common stock, par value $0.005 per share, outstanding as of July 26, 2013.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,839	$222,514
Short-term investments	148,197	97,042
Accounts receivable, net	342,221	236,044
Distributor receivables	5,976	666
Inventories	233,549	203,106
Prepaid expenses and other current assets	25,353	24,983
Prepaid income taxes	37,709	33,709
Deferred income taxes	16,978	17,004
Total current assets	1,093,822	835,068

INVESTMENTS	11,953	21,393
PROPERTY AND EQUIPMENT, net	83,529	69,137
DEFERRED INCOME TAXES	61,406	59,503
INTANGIBLES, net	59,725	54,648
OTHER ASSETS	7,407	3,576
Total Assets	$1,317,842	$1,043,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$144,365	$127,330
Accrued liabilities	57,781	38,916
Accrued promotional allowances	111,584	91,208
Deferred revenue	14,211	12,695
Accrued compensation	8,675	12,926
Income taxes payable	9,558	5,470
Total current liabilities	346,174	288,545

DEFERRED REVENUE	115,647	110,383

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 205,605 shares issued and 167,365 outstanding as of June 30, 2013; 203,759 shares issued and 165,776 outstanding as of December 31, 2012	1,028	1,019
Additional paid-in capital	347,653	287,953
Retained earnings	1,679,033	1,508,664
Accumulated other comprehensive (loss) income	(2,984)	2,074
Common stock in treasury, at cost; 38,240 and 37,983 shares as of June 30, 2013 and December 31, 2012, respectively	(1,168,709)	(1,155,313)
Total stockholders’ equity	856,021	644,397
Total Liabilities and Stockholders’ Equity	$1,317,842	$1,043,325

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2013 AND 2012

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET SALES	$630,934	$592,640	$1,115,158	$1,047,245

COST OF SALES	294,672	285,632	526,857	499,068

GROSS PROFIT	336,262	307,008	588,301	548,177

OPERATING EXPENSES	156,835	137,235	301,569	252,118

OPERATING INCOME	179,427	169,773	286,732	296,059

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(3,468)	(27)	(7,940)	(77)
Gain (loss) on investments and put options, net (Note 3)	66	(33)	2,637	363
Total other (expense) income	(3,402)	(60)	(5,303)	286

INCOME BEFORE PROVISION FOR INCOME TAXES	176,025	169,713	281,429	296,345

PROVISION FOR INCOME TAXES	69,152	59,918	111,060	110,450

NET INCOME	$106,873	$109,795	$170,369	$185,895

NET INCOME PER COMMON SHARE:
Basic	$0.64	$0.62	$1.03	$1.06
Diluted	$0.62	$0.59	$0.98	$1.00

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	166,447	176,186	165,988	175,509
Diluted	173,350	186,284	172,992	185,833

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2013 AND 2012

(In Thousands) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Net income, as reported	$106,873	$109,795	$170,369	$185,895
Other comprehensive loss:
Change in foreign currency translation	(2,441)	(2,728)	(3,533)	(273)
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	(1,525)	-
Net change in available-for-sale investments	-	-	(1,525)	-
Other comprehensive loss	(2,441)	(2,728)	(5,058)	(273)
Comprehensive income	$104,432	$107,067	$165,311	$185,622

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2013 AND 2012

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,369	$185,895
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	24	24
Depreciation and other amortization	10,313	10,069
Gain on disposal of property and equipment	(216)	(50)
Stock-based compensation	14,392	13,631
Loss on put option	243	1,225
Gain on investments, net	(2,881)	(1,586)
Deferred income taxes	(926)	2,574
Tax benefit from exercise of stock options	(28,883)	(2,922)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(104,993)	(87,833)
Distributor receivables	(5,310)	(17)
Inventories	(33,972)	(44,289)
Prepaid expenses and other current assets	(8,523)	640
Prepaid income taxes	(4,118)	(2,444)
Accounts payable	16,877	45,058
Accrued liabilities	15,987	25,260
Accrued promotional allowances	22,188	(24,609)
Accrued distributor terminations	3,464	(77)
Accrued compensation	(4,122)	(2,509)
Income taxes payable	33,019	(5,029)
Deferred revenue	6,788	(2,942)
Net cash provided by operating activities	99,720	110,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	107,416	316,474
Sales of available-for-sale investments	-	33,391
Sales of trading investments	-	16,540
Purchases of held-to-maturity investments	(154,525)	(397,278)
Purchases of available-for-sale investments	-	(5,002)
Purchases of property and equipment	(22,497)	(19,880)
Proceeds from sale of property and equipment	8,665	226
Additions to intangibles	(5,101)	(2,503)
(Increase) decrease in other assets	(4,538)	485
Net cash used in investing activities	(70,580)	(57,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(794)	(1,091)
Tax benefit from exercise of stock options	28,883	2,922
Issuance of common stock	16,288	6,437
Purchases of common stock held in treasury	(13,396)	-
Net cash provided by financing activities	30,981	8,268

Effect of exchange rate changes on cash and cash equivalents	1,204	(954)

NET INCREASE IN CASH AND CASH EQUIVALENTS	61,325	59,836
CASH AND CASH EQUIVALENTS, beginning of period	222,514	359,331
CASH AND CASH EQUIVALENTS, end of period	$283,839	$419,167

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$19	$28
Income taxes	$82,720	$115,311

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2013 AND 2012

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.8 million and $1.1 million for the six-months ended June 30, 2013 and 2012, respectively.

Included in accounts payable was equipment purchased of $1.4 million and $0.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2013 and 2012 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance became effective for the Company on January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position, results of operations or liquidity.

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$11,019	$2	$-	$11,021	$-	$-
Certificates of deposit	11,515	-	-	11,515	-	-
Municipal securities	119,854	43	-	119,897	-	-
Total	$142,388	$45	$-	142,433	$-	$-
Trading
Short-term:
Auction rate securities				5,809
Long-term:
Auction rate securities				11,953
Total				$160,195

December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$16,040	$-	$-	$16,040	$-	$-
Certificates of deposit	2,201	-	-	2,201	-	-
Municipal securities	77,038	-	11	77,027	11	-
Available-for-sale
Long-term:
Auction rate securities	3,310	2,483	-	5,793	-	-
Total	$98,589	$2,483	$11	101,061	$11	$-
Trading
Short-term:
Auction rate securities				1,763
Long-term:
Auction rate securities				15,600
Total				$118,424

During the three-months ended March 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. During the three-months ended June 30, 2013, realized gains or losses recognized on the sale of investments were not significant. During the year ended December 31, 2012, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognized a net gain through earnings on its trading securities as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Gain on transfer from available-for-sale to trading	$-	$-	$-	$-
Gain on trading securities sold	-	54	-	1,073
Gain (loss) on trading securities held	392	(255)	399	499
Gain (loss) on trading securites	$392	$(201)	$399	$1,572

The Company’s investments at June 30, 2013 and December 31, 2012 in U.S. Treasuries, certificates of deposit and/or municipal securities carried investment grade credit ratings.  All of the Company’s investments at June 30, 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.  A portion of the Company’s investments at December 31, 2012 in auction rate securities carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2013		December 31, 2012

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$11,019	$11,021	$16,040	$16,040
Certificates of deposit	11,515	11,515	2,201	2,201
Municipal securities	119,854	119,897	77,038	77,027
Due 11 - 20 years:
Auction rate securities	11,042	11,042	10,748	10,748
Due 21 - 30 years:
Auction rate securities	6,720	6,720	9,925	12,408
Total	$160,150	$160,195	$115,952	$118,424

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

June 30, 2013	Level 1	Level 2	Level 3	Total
Cash	$89,680	$-	$-	$89,680
Money market funds	173,186	-	-	173,186
U.S. Treasuries	-	11,019	-	11,019
Certificates of deposit	-	11,515	-	11,515
Municipal securities	-	140,827	-	140,827
Auction rate securities	-	-	17,762	17,762
Put option related to auction rate securities	-	-	1,686	1,686
Total	$262,866	$163,361	$19,448	$445,675

Amounts included in:
Cash and cash equivalents	$262,866	$20,973	$-	$283,839
Short-term investments	-	142,388	5,809	148,197
Investments	-	-	11,953	11,953
Prepaid expenses and other current assets	-	-	660	660
Other assets	-	-	1,026	1,026
Total	$262,866	$163,361	$19,448	$445,675

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash	$147,113	$-	$-	$147,113
Money market funds	63,974	-	-	63,974
U.S. Treasuries	-	24,065	-	24,065
Certificates of deposit	-	5,603	-	5,603
Municipal securities	-	77,038	-	77,038
Auction rate securities	-	-	23,156	23,156
Put option related to auction rate securities	-	-	1,929	1,929
Total	$211,087	$106,706	$25,085	$342,878

Amounts included in:
Cash and cash equivalents	$211,087	$11,427	$-	$222,514
Short-term investments	-	95,279	1,763	97,042
Investments	-	-	21,393	21,393
Prepaid expenses and other current assets	-	-	225	225
Other assets	-	-	1,704	1,704
Total	$211,087	$106,706	$25,085	$342,878

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include U.S. Treasuries, certificates of deposit and municipal securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2013 or the year ended December 31, 2012, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the six-months ended June 30, 2013.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of June 30, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities	Discounted cash flow	Maximum rate probability	0.32%-2.00% (1.07%)
		Principal returned probability	76.95%-95.33% (86.49%)
		Default probability	3.97%-22.72% (12.44%)
		Liquidity risk	3.50%-3.50% (3.50%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.00%-1.26% (1.02%)

At June 30, 2013, the Company held auction rate securities with a face value of $19.5 million (amortized cost basis of $17.8 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2013 resulting in a fair value of $17.8 million for the Company’s trading auction rate securities (after a $1.7 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the six-months ended June 30, 2013, no 2011 ARS Securities were redeemed through normal market channels ($1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par through normal market channels during the years ended December 31, 2012 and 2011, respectively). Subsequent to June 30, 2013, $1.0 million of par value 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of June 30, 2013, the Company recorded $1.7 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets, as well as in other assets, in the condensed consolidated balance sheet.

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

The net effect of (i) the revaluation of the 2011 Put Option as of June 30, 2013; (ii) the revaluation of the Company’s trading auction rate securities as of June 30, 2013; and (iii) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities; resulted in a gain of $0.1 million and $2.6 million, which is included in other (expense) income for the three- and six-months ended June 30, 2013, respectively. The net effect of (i) the revaluation of the 2011 Put Option and the 2010 Put Option as of June 30, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of June 30, 2012; (iii) the redemption at par of certain 2011 ARS Securities; (iv) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a (loss) gain of ($0.03) million and $0.4 million, which is included in other (expense) income for the three- and six-months ended June 30, 2012, respectively.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended June 30, 2013		Three-Months Ended June 30, 2012
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$17,370	$2,011	$21,864	$1,649
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	392	(325)	(201)	167
Included in other comprehensive income	-	-	-	-
Settlements	-	-	(790)	-
Closing Balance	$17,762	$1,686	$20,873	$1,816

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Six-Months Ended June 30, 2013		Six-Months Ended June 30, 2012
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$23,156	$1,929	$35,852	$3,041
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	2,881	(243)	1,586	(1,225)
Included in other comprehensive income	(2,483)	-	-	-
Settlements	(5,792)	-	(16,565)	-
Closing Balance	$17,762	$1,686	$20,873	$1,816

5.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2013	December 31, 2012
Raw materials	$77,152	$65,010
Finished goods	156,397	138,096
	$233,549	$203,106

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	June 30, 2013	December 31, 2012
Land	$5,382	$5,382
Leasehold improvements	2,300	2,300
Furniture and fixtures	3,738	2,087
Office and computer equipment	12,000	8,981
Computer software	1,105	1,135
Equipment	57,308	48,427
Buildings	28,490	21,998
Vehicles	28,545	26,037
	138,868	116,347
Less: accumulated depreciation and amortization	(55,339)	(47,210)
	$83,529	$69,137

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	June 30, 2013	December 31, 2012
Amortizing intangibles	$1,061	$1,061
Accumulated amortization	(577)	(553)
	484	508
Non-amortizing intangibles	59,241	54,140
	$59,725	$54,648

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended June 30, 2013 and June 30, 2012. Amortization expense was $0.02 million for both the six-months ended June 30, 2013 and June 30, 2012.

8.                                    DISTRIBUTION AGREEMENTS

Pursuant to new and/or amended distribution agreements entered into with certain distributors, amounts of $9.7 million from such distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, were recorded for the six-months ended June 30, 2013. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $2.0 million and $1.9 million for the three-months ended June 30, 2013 and 2012, respectively. Revenue recognized was $4.4 million for both the six-months ended June 30, 2013 and 2012, respectively.

The Company incurred termination costs to certain of its prior distributors amounting to $2.0 million and $0.6 million in aggregate for the three-months ended June 30, 2013 and 2012, respectively. The Company incurred termination costs to certain of its prior distributors amounting to $10.3 million and $0.6 million in aggregate for the six-months ended June 30, 2013 and 2012, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2013 and 2012. Accrued distributor terminations included in accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012 were $4.3 million and $0.9 million, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $49.4 million at June 30, 2013, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company had contractual obligations aggregating approximately $84.4 million at June 30, 2013, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $17.5 million at June 30, 2013, which related primarily to warehouse and office space.

In March 2012, the Company acquired an approximately 75,425 square foot, free-standing, three-story office building located in Corona, CA, including the real property thereunder and improvements thereon (the “March 2012 Property”)  as well as additional parking spaces, for a total purchase price of $9.7 million. The Company did not occupy or make improvements to the March 2012 Property.  In June 2013, the Company completed the sale of the March 2012 Property, resulting in a net loss of $0.03 million, inclusive of broker commissions and closing costs.

In October 2012, the Company acquired an approximately 141,000 square foot, free-standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company has substantially completed the necessary improvements to the October 2012 Property and is scheduled to occupy the building as the Company’s new corporate headquarters commencing in August 2013.

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

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company filed a demurrer

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

and a motion to strike the plaintiffs’ complaint on November 19, 2012, and the plaintiffs filed a first amended complaint on December 19, 2012.  The Company filed its answer to the first amended complaint on June 7, 2013.  The court has set a mediation completion date of November 26, 2013.  Discovery has commenced but no trial date has been set. The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

The Company has also been named as a defendant in other complaints containing similar allegations to those presented in the Fournier lawsuit, each of which the Company believes is also without merit and would not have a material adverse effect on the Company’s financial position or results of operations in the event any damages were awarded.

Securities Litigation – On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court. After the District Court consolidated the two actions and appointed the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff, a Consolidated Complaint for Violations of Federal Securities Laws was filed on August 28, 2009 (the “Consolidated Class Action Complaint”).

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

The District Court dismissed the Consolidated Class Action Complaint, with leave to amend, on July 12, 2010. Plaintiff thereafter filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws on August 27, 2010 (the “Amended Class Action Complaint”).  While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Consolidated Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On September 4, 2012, the District Court dismissed certain of the claims in the Amended Class Action Complaint, including plaintiff’s allegations relating to promotional expenses, but denied the defendants’ motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations. Plaintiff filed a motion seeking class certification on December 6, 2012.  At a hearing on plaintiff’s class certification motion held on June 20, 2013, the District Court issued a tentative ruling indicating that it was inclined to deny the motion, without prejudice.  The District Court has not yet, however, issued a final ruling and the motion for class certification remains sub judice. Fact discovery in the action has been stayed pending resolution of the class certification motion.

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

Derivative Litigation – On May 3, 2013, a derivative complaint was filed in United States District Court for the Central District of California, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.  The action was styled Eric Spitzer v. Sacks, et al, United States District Court for the Central District of California.  Through his counsel, Spitzer had previously served a request that the Company produce certain books and records pursuant to section 220 of the Delaware General Corporation Law.  Counsel for the Company and Spitzer exchanged correspondence relating to the demand.  After Spitzer refused to narrow his demand, the Company ultimately denied the demand in a letter dated February 14, 2013.

The Spitzer complaint named as defendants certain officers, directors, and employees of the Company, including Rodney Sacks, Hilton Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, and Thomas J. Kelly.  The Company was named as a nominal defendant.

Spitzer alleged, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to (a) engage in illicit activity regarding the promotion, marketing, advertising, ingredients, usage and sale of its Monster Energy brand of energy drinks; (b) lack adequate internal and financial controls; and (c) issue financial statements that were materially false and misleading, all in a way that has exposed, and will continue to expose, the Company to costly investigations.  The complaint further alleged that, beginning in February 2012,

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing, and promoting its Monster Energy brand of energy drinks.  The complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information.  The complaint asserted causes of action for breach of fiduciary duty abuse of control, gross mismanagement, and unjust enrichment.  Spitzer sought an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

On May 28, 2013, on the parties’ stipulation, the complaint was dismissed with prejudice as to plaintiff and without prejudice as to any other Company shareholder.  No consideration was offered or exchanged to induce or reward plaintiff’s voluntary dismissal.

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

On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney in United States District Court for the Central District of California, styled Monster Beverage Corp., et al. v. Dennis Herrera.  The Company seeks a declaration from the Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause.  On June 3, 2013, the City Attorney filed a motion to dismiss the Company’s complaint.  The Company filed its opposition on July 15, 2013, and the City Attorney filed its reply brief on August 5, 2013.  A hearing on the City Attorney’s motion to dismiss the Company’s complaint is scheduled for August 19, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court.  The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On July 3, 2013, the Company filed a motion to dismiss, stay, or transfer the action to the United States District Court for the Central District of California.  On that same day, the City Attorney filed a motion to remand the case back to state court.  Oppositions to both motions are due on August 14, 2013, and briefing is expected to be completed on September 4, 2013.  A hearing on both motions is scheduled for September 18, 2013.

The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action the Company filed in the United States District Court for the Central District of California. The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action, each of which contains certain allegations similar to those presented in the Wellman Action.  In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine).  The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage or other negative health effects and/or that the products themselves are unsafe).  Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment.  In their prayers for relief, the plaintiffs seek, inter alia, compensatory and punitive damages, restitution, attorneys’ fees, and, in some cases, injunctive relief.  Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors.  Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.                            ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income by component, after tax, for the six-months ended June 30, 2013 are as follows:

	Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Available-for- Sale Securities		Total
Balance at December 31, 2012	$549	$1,525		$2,074
Other comprehensive loss before reclassifications	(3,533)	-		(3,533)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(1,525)	[1]	(1,525)
Net current-period other comprehensive loss	(3,533)	(1,525)		(5,058)
Balance at June 30, 2013	$(2,984)	$-		$(2,984)

1 Included in other (expense) income.

11.                            TREASURY STOCK PURCHASE

On November 13, 2012, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the six-months ended June 30, 2013, the Company purchased 0.257 million shares of common stock at an average purchase price of $51.99 per share for a total amount of $13.4 million (excluding broker commissions), which exhausted the availability under the November 2012 Repurchase Plan.

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).  As of August 9, 2013, no shares have been purchased under the April 2013 Repurchase Plan.

During the three-months ended June 30, 2013, 612 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.03 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2013: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $7.4 million and $7.1 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended June 30, 2013 and 2012, respectively. The Company recorded $14.4 million and $13.6 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the six-months ended June 30, 2013 and 2012, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended June 30, 2013 and 2012 was $28.7 million and $2.4 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the six-months ended June 30, 2013 and 2012 was $28.9 million and $2.9 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2013 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	48.1%	47.6%	47.9%	48.1%
Risk-free interest rate	1.0%	0.9%	0.9%	0.9%
Expected term	6.1 Years	5.4 Years	5.7 Years	5.5 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In Thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	14,000	$12.12	4.1	$572,530
Granted 01/01/13 - 03/31/13	636	$47.36
Granted 04/01/13 - 06/30/13	450	$54.00
Exercised	(1,818)	$8.96
Cancelled or forfeited	(155)	$27.10
Outstanding at June 30, 2013	13,113	$15.53	4.2	$594,437
Vested and expected to vest in the future at June 30, 2013	12,698	$14.63	4.1	$586,995
Exercisable at June 30, 2013	10,039	$9.04	3.0	$519,980

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2013 and 2012 was $25.16 per share and $28.88 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2013 and 2012 was $22.44 per share and $26.68 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2013 and 2012 was $81.0 million and $12.3 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2013 and 2012 was $84.2 million and $119.7 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2013 and 2012 was approximately $13.9 million and $3.7 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2013 and 2012 was approximately $16.3 million and $6.4 million, respectively.

At June 30, 2013, there was $46.9 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	637	$46.97
Granted 01/01/13 - 03/31/13	8	$50.89
Granted 04/01/13 - 06/30/13	15	$54.64
Vested	(46)	$51.96
Forfeited/cancelled	(6)	$60.11
Non-vested at June 30, 2013	608	$46.69

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended June 30, 2013 and 2012 was $54.64 and $69.98 per share, respectively. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the six-months ended June 30, 2013 and 2012 was $53.25 and $62.47 per share, respectively. As of June 30, 2013, 0.6 million of restricted stock units and restricted stock awards are expected to vest.

At June 30, 2013, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $19.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2013:

Gross Unrealized Tax Benefits
Balance at December 31, 2012	$926
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	397
Decreases related to settlement with taxing authority	-
Balance at June 30, 2013	$1,323

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2013, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the amount of unrecognized tax benefits will not change within the next 12 months.

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

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average shares outstanding:
Basic	166,447	176,186	165,988	175,509
Dilutive securities	6,903	10,098	7,004	10,324
Diluted	173,350	186,284	172,992	185,833

For the three-months ended June 30, 2013 and 2012, options outstanding totaling 1.3 million and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.  For the six-months ended June 30, 2013 and 2012, options outstanding totaling 1.1 million and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended June 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$600,992	$29,942	$-	$630,934
Contribution margin	215,018	1,130	-	216,148
Corporate and unallocated expenses	-	-	(36,721)	(36,721)
Operating income				179,427
Other income (expense)	99	-	(3,501)	(3,402)
Income before provision for income taxes				176,025
Depreciation and amortization	(4,598)	(53)	(614)	(5,265)
Trademark amortization	-	(11)	(1)	(12)

	Three-Months Ended June 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$568,026	$24,614	$-	$592,640
Contribution margin	195,770	1,621	-	197,391
Corporate and unallocated expenses	-	-	(27,618)	(27,618)
Operating income				169,773
Other income (expense)	167	-	(227)	(60)
Income before provision for income taxes				169,713
Depreciation and amortization	(3,910)	(27)	(1,176)	(5,113)
Trademark amortization	-	(11)	(1)	(12)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $36.7 million for the three-months ended June 30, 2013 and included $21.4 million of payroll costs, of which $7.4 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $9.3 million attributable to professional service expenses, including accounting and legal costs and $6.0 million of other operating expenses.  Corporate and unallocated expenses were $27.6 million for the three-months ended June 30, 2012 and included $17.9 million of payroll costs, of which $7.1 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.4 million attributable to professional service expenses, including accounting and legal costs, and $5.3 million of other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 29% and 28% of the Company’s net sales for the three-months ended June 30, 2013 and 2012, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $127.6 million and $124.4 million for the three-months ended June 30, 2013 and 2012, respectively.

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Six-Months Ended June 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,061,168	$53,990	$-	$1,115,158
Contribution margin	353,991	1,511	-	355,502
Corporate and unallocated expenses	-	-	(68,770)	(68,770)
Operating income				286,732
Other income (expense)	288	-	(5,591)	(5,303)
Income before provision for income taxes				281,429
Depreciation and amortization	(9,019)	(101)	(1,193)	(10,313)
Trademark amortization	-	(22)	(2)	(24)

	Six-Months Ended June 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$999,208	$48,037	$-	$1,047,245
Contribution margin	344,862	3,779	-	348,641
Corporate and unallocated expenses	-	-	(52,582)	(52,582)
Operating income				296,059
Other income (expense)	267	-	19	286
Income before provision for income taxes				296,345
Depreciation and amortization	(7,693)	(55)	(2,321)	(10,069)
Trademark amortization	-	(22)	(2)	(24)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $68.8 million for the six-months ended June 30, 2013 and included $40.8 million of payroll costs, of which $14.4 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $16.9 million attributable to professional service expenses, including accounting and legal costs and $11.1 million of other operating expenses.  Corporate and unallocated expenses were $52.6 million for the six-months ended June 30, 2012 and included $35.5 million of payroll costs, of which $13.6 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $7.1 million attributable to professional service expenses, including accounting and legal costs, and $10.0 million of other operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 30% and 29% of the Company’s net sales for the six-months ended June 30, 2013 and 2012, respectively.

Net sales to customers outside the United States amounted to $233.9 million and $203.5 million for the six-months ended June 30, 2013 and 2012, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
Product Line	2013	2012	2013	2012
Energy drinks	$582,899	$550,561	$1,028,925	$969,473
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	36,166	30,031	64,138	54,284
Carbonated (primarily soda beverages)	8,264	8,765	14,665	16,426
Other	3,605	3,283	7,430	7,062
	$630,934	$592,640	$1,115,158	$1,047,245

16.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2013 and 2012 were $0.2 million and $0.1 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2013 and 2012 were $0.4 million and $0.2 million, respectively.

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

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Cane Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• X-Presso Monster®	• Hubert’s®
• Muscle Monster®	• Vidration®
• Peace Tea®	• Worx Energy®

Our Monster Energy® drinks, which represented 92.2% and 92.5% of our net sales for the three-months ended June 30, 2013 and 2012, respectively, include the following:

•                                          Monster Energy®

•                                          Lo-Carb Monster Energy®

•                                          Monster Energy® Assault®

•                                          Monster Khaos®

•                                          Monster M-80® (named Ripper® in certain countries)

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

•                                          Monster Rehab® Rojo Tea + Energy

•                                          Monster Rehab® Green Tea + Energy

•                                          Monster Rehab® Protean + Energy

•                                          Monster Rehab® Tea + Orangeade + Energy

•                                          Monster Rehab® Tea + Pink Lemonade + Energy

•                                          Muscle Monster® Vanilla

•                                          Muscle Monster® Chocolate

•                                          Muscle Monster® Coffee

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

•                                          Java Monster® Kona Cappuccino

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

•                                          Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®

•                                          Monster Energy Extra Strength Nitrous Technology® Black Ice™

•                                          X-Presso Monster® Hammer

•                                          X-Presso Monster® Midnite

•                                          Monster Cuba-Lima®

•                                          Monster Energy® Zero Ultra

•                                          Monster Energy® Ultra Blue

•                                          Übermonster® Energy Brew

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

During the six-months ended June 30, 2013, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the six-months ended June 30, 2013, we introduced the following products:

•	Monster Mini’s, 12-packs in 8-ounce size cans (January 2013).
•	Peace Tea® iced teas, 12-packs in 8.4-ounce size cans (February 2013).
•	Muscle Monster® Energy Shakes, non-carbonated energy shakes with 25-grams of protein (March 2013).
•	Monster Rehab® Tea + Pink Lemonade + Energy (March 2013).
•	Monster Energy® Ultra Blue, a carbonated energy drink which contains zero calories and zero sugar (March 2013).
•	Java Monster® Kona Cappuccino (March 2013).
•	Hansen’s® Sparkling beverages, a line of 10-calorie beverages with all natural sweeteners (March 2013).
•	Peace Tea® Peach and Sno-Berry, ready-to-drink iced teas (June 2013).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the three- and six-months ended June 30, 2013, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

During the three-months ended June 30, 2013 and 2012, we incurred foreign currency transaction losses of $3.6 million and $0.5 million, respectively. During the six-months ended June 30, 2013 and 2012, we incurred foreign currency transaction losses of $8.3 million and $1.0 million, respectively. Such amounts are included in other (expense) income. The increase in foreign currency losses during the three- and six-months ended June 30, 2013 was primarily related to our operations in Australia, Japan, South Africa and Europe.

During the three- and six-months ended June 30, 2013, we incurred an increase in professional service costs, net of insurance reimbursements, of $5.0 million and $10.0 million, respectively. The increase included $4.2 million and $7.2 million for the three- and six-months ended June 30, 2013, respectively, related to regulatory matters and litigation concerning the advertising, marketing, promotion, ingredients, usage, safety and sale of our Monster Energy® brand energy drinks.

During the three-months ended June 30, 2013 and 2012, we incurred termination costs to certain of our prior distributors amounting to $2.0 million and $0.6 million, respectively. During the six-months ended June 30, 2013 and 2012, we incurred termination costs to certain of our prior distributors amounting to $10.3 million and $0.6 million, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2013 and 2012.

In addition, pursuant to new and/or amended distribution agreements entered into with certain distributors, net amounts of $9.7 million from such distributors were recorded during the six-months ended June 30, 2013, relating to the costs associated with terminating agreements with certain of our prior distributors. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

Our gross sales (as defined below) of $723.9 million for the three-months ended June 30, 2013 represented record sales for our second fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $671.8 million for the three-months ended June 30, 2013, an increase of $40.0 million, or 88.7% of our overall increase in gross sales for the three-months ended June 30, 2013.

The percentage increase in gross sales was 6.6% and 28.7% for the three-months ended June 30, 2013 and 2012, respectively. We believe the decrease in the percentage growth rate for the three-months ended June 30, 2013 was primarily attributable to less robust growth of our Monster Energy® drink line in our North American and European energy drink markets.  In addition, the growth rate for the three-months ended June 30, 2012 was positively impacted by sales in Japan, which began in the second quarter of 2012 and therefore did not have a 2011 second quarter comparable.

Our DSD segment represented 95.3% and 95.8% of our consolidated net sales for the three-months ended June 30, 2013 and 2012, respectively. Our Warehouse segment represented 4.7% and 4.2% of our consolidated net sales for the three-months ended June 30, 2013 and 2012, respectively. Our DSD segment represented 95.2% and 95.4% of our consolidated net sales for the six-months ended June 30, 2013 and 2012, respectively. Our Warehouse segment represented 4.8% and 4.6% of our consolidated net sales for the six-months ended June 30, 2013 and 2012, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to enhance demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $160.4 million and $153.4 million for the three-months ended June 30, 2013 and 2012, respectively. Such sales were approximately 22% and 23% of gross sales for the three-months ended June 30, 2013 and 2012, respectively. Gross sales to customers outside the United States amounted to $291.1 million and $254.0 million for the six-months ended June 30, 2013 and 2012, respectively. Such sales were approximately 23% and 21% of gross sales for the six-months ended June 30, 2013 and 2012, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and six-months ended June 30, 2013 and 2012 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below as well as to other customer types. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Full service distributors	62%	62%	62%	63%
Club stores, drug chains & mass merchandisers	11%	9%	10%	9%
Outside the U.S.	22%	23%	23%	21%
Retail grocery, specialty chains and wholesalers	3%	4%	3%	4%
Other	2%	2%	2%	3%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers, Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. distributors, certain bottlers of the Coca-Cola Hellenic group, Kalil Bottling Group, Trader Joe’s, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 29% and 28% of our net sales for the three-months ended June 30, 2013 and 2012, respectively. CCR accounted for approximately 30% and 29% of our net sales for the six-months ended June 30, 2013 and 2012, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2013 and 2012, respectively.

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12
Gross sales, net of discounts & returns *	$723,887	$678,852	6.6%	$1,278,838	$1,196,165	6.9%
Less: Promotional and other allowances**	92,953	86,212	7.8%	163,680	148,920	9.9%
Net sales	630,934	592,640	6.5%	1,115,158	1,047,245	6.5%

Cost of sales	294,672	285,632	3.2%	526,857	499,068	5.6%
Gross profit***	336,262	307,008	9.5%	588,301	548,177	7.3%
Gross profit margin as a percentage of net sales	53.3%	51.8%		52.8%	52.3%

Operating expenses[1]	156,835	137,235	14.3%	301,569	252,118	19.6%
Operating expenses as a percentage of net sales	24.9%	23.2%		27.0%	24.1%

Operating income	179,427	169,773	5.7%	286,732	296,059	(3.2%)
Operating income as a percentage of net sales	28.4%	28.6%		25.7%	28.3%

Other (expense) income:
Interest and other (expense) income, net	(3,468)	(27)	(12,744.4%)	(7,940)	(77)	(10,211.7%)
Gain (loss) on investments and put options, net	66	(33)	300.0%	2,637	363	(626.4%)
Total other (expense) income	(3,402)	(60)	(5,570.0%)	(5,303)	286	1,954.2%

Income before provision for income taxes	176,025	169,713	3.7%	281,429	296,345	(5.0%)

Provision for income taxes	69,152	59,918	15.4%	111,060	110,450	0.6%

Net income	$106,873	$109,795	(2.7%)	$170,369	$185,895	(8.4%)
Net income as a percentage of net sales	16.9%	18.5%		15.3%	17.8%

Net income per common share:
Basic	$0.64	$0.62	3.0%	$1.03	$1.06	(3.1%)
Diluted	$0.62	$0.59	4.6%	$0.98	$1.00	(1.5%)

Case sales (in thousands)
(in 192-ounce case equivalents)	61,615	57,525	7.1%	109,364	101,921	7.3%

1Includes $2.0 million and $0.6 million for the three-months ended June 30, 2013 and 2012, respectively, and $10.3 million and $0.6 million for the six-months ended June 30, 2013 and 2012, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Results of Operations for the Three-Months Ended June 30, 2013 Compared to the Three-Months Ended June 30, 2012.

Gross Sales. Gross sales were $723.9 million for the three-months ended June 30, 2013, an increase of approximately $45.0 million, or 6.6% higher than gross sales of $678.9 million for the three-months ended June 30, 2012. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $40.0 million, or 88.7%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. The increase in gross sales of our Hubert’s® lemonades represented approximately $7.0 million, or 15.5%, of the overall increase in gross sales. Gross sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic consumer demand.  Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended June 30, 2013. Promotional and other allowances, as described in the footnote above, were $93.0 million for the three-months ended June 30, 2013, an increase of $6.7 million, or 7.8% higher than promotional and other allowances of $86.2 million for the three-months ended June 30, 2012. Promotional and other allowances as a percentage of gross sales increased to 12.8% from 12.7% for the three-months ended June 30, 2013 and 2012, respectively.  As a result, the percentage increase in gross sales for the three-months ended June 30, 2013 was higher than the percentage increase in net sales.

Net Sales. Net sales were $630.9 million for the three-months ended June 30, 2013, an increase of approximately $38.3 million, or 6.5% higher than net sales of $592.6 million for the three-months ended June 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $33.4 million, or 87.1%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. The increase in net sales of our Hubert’s® lemonades represented approximately $6.6 million, or 17.2%, of the overall increase in net sales. Net sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic consumer demand. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2013.

Case sales, in 192-ounce case equivalents, were 61.6 million cases for the three-months ended June 30, 2013, an increase of approximately 4.1 million cases or 7.1% higher than case sales of 57.5 million cases for the three-months ended June 30, 2012. The overall average net sales per case decreased to $10.24 for the three months ended June 30, 2013, which was 0.6% lower than the average net sales per case of $10.30 for the three-months ended June 30, 2012.

Net sales for the DSD segment were $601.0 million for the three-months ended June 30, 2013, an increase of approximately $33.0 million, or 5.8% higher than net sales of $568.0 million for the three-months ended June 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $33.4 million, or 101.2%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended June 30, 2013.

Net sales for the Warehouse segment were $29.9 million for the three-months ended June 30, 2013, an increase of approximately $5.3 million, or 21.7% higher than net sales of $24.6 million for the three-months ended June 30, 2012.  The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of Hubert’s® lemonades. The increase in net sales for the Warehouse segment was partially offset by decreased sales by volume of Hansen’s® soda.

Gross Profit.  Gross profit was $336.3 million for the three-months ended June 30, 2013, an increase of approximately $29.3 million, or 9.5% higher than the gross profit of $307.0 million for the three-months ended June 30, 2012. Gross profit as a percentage of net sales increased to 53.3% for the three-months ended June 30, 2013 from 51.8% for the three-months ended June 30, 2012.  The increase in gross profit dollars was primarily the result of the $40.0 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to changes in product sales mix as well as a reduction in the cost of certain containers.

Operating Expenses.  Total operating expenses were $156.8 million for the three-months ended June 30, 2013, an increase of approximately $19.6 million, or 14.3% higher than total operating expenses of $137.2 million for the three-months ended June 30, 2012. The increase in operating expenses was partially attributable to increased expenditures of $5.0 million for professional service costs, including legal and accounting fees (of which $4.2 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks), increased payroll expenses of $4.9 million (of which $0.4 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $4.2 million, increased expenditures of $2.3 million for point-of-sale materials, increased expenditures of $1.5 million for allocated trade development, increased expenditures of $1.4 for merchandise displays and increased expenditures of $1.2 million for premiums.  The increase in operating expenses was partially offset by decreased expenditures of $1.9 million for advertising. Total operating expenses as a percentage of net sales was 24.9% for the three-months ended June 30, 2013, compared to 23.2% for the three-months ended June 30, 2012.

Contribution Margin.  Contribution margin for the DSD segment was $215.0 million for the three-months ended June 30, 2013, an increase of approximately $19.2 million, or 9.8% higher than the contribution margin of $195.8 million for the three-months ended June 30, 2012. The increase in the contribution margin for the DSD segment was primarily the result of the $40.0 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $1.1 million for the three-months ended June 30, 2013, approximately $0.5 million lower than the contribution margin of $1.6 million for the three-months ended June 30, 2012. The decrease in the contribution margin for the Warehouse segment was partly attributable to increased costs of apple juice concentrate as well as production variances.

Operating Income.  Operating income was $179.4 million for the three-months ended June 30, 2013, an increase of approximately $9.7 million, or 5.7% higher than operating income of $169.8 million for the three-months ended June 30, 2012. Operating income as a percentage of net sales decreased slightly to 28.4% for the three-months ended June 30, 2013 from 28.6% for the three-months ended June 30, 2012, primarily due to the increase in operating expenses as a percentage of net sales. The increase in operating income dollars was primarily due to a $29.3 million increase in gross profit, partially offset by an increase in operating expenses of $19.6 million. Operating income was negatively affected by combined operating losses of $1.8 million and $2.6 million for the three-months ended June 30, 2013 and 2012, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) was ($3.4) million for the three-months ended June 30, 2013, as compared to other (expense) of ($0.1) million for the three-months ended June 30, 2012. Foreign currency transaction losses were $3.6 million and $0.5 million for the three-months ended June 30, 2013 and 2012, respectively. The increase in foreign currency losses during the three-months ended June 30, 2013 was primarily related to our operations in Australia, Japan and South Africa. Interest income was $0.1 million and $0.4 million for the three-months ended June 30, 2013 and 2012, respectively.

Provision for Income Taxes.  Provision for income taxes was $69.2 million for the three-months ended June 30, 2013, an increase of $9.2 million or 15.4% higher than the provision for income taxes of $59.9 million for the three-months ended June 30, 2012.  The effective combined federal, state and foreign tax rate increased to 39.3% from 35.3% for the three-months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rate for the three-months ended June 30, 2013 was primarily the result of the release of $1.8 million of unrecognized tax benefits in the three-months ended June 30, 2012 and a decrease in the domestic production deduction.

Net Income.  Net income was $106.9 million for the three-months ended June 30, 2013, a decrease of $2.9 million or 2.7% lower than net income of $109.8 million for the three-months ended June 30, 2012. The decrease in net income was primarily attributable to an increase in the effective combined federal, state and foreign tax rate.

Results of Operations for the Six-Months Ended June 30, 2013 Compared to the Six-Months Ended June 30, 2012.

Gross Sales. Gross sales were $1,278.8 million for the six-months ended June 30, 2013, an increase of approximately $82.7 million, or 6.9% higher than gross sales of $1,196.2 million for the six-months ended June 30, 2012. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $79.7 million, or 96.3%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. The increase in gross sales of our Hubert’s® lemonades represented approximately $10.1 million, or 12.3%, of the overall increase in gross sales. Gross sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic consumer demand. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the six-months ended June 30, 2013. Promotional and other allowances, as described in the footnote above, were $163.7 million for the six-months ended June 30, 2013, an increase of $14.8 million, or 9.9% higher than promotional and other allowances of $148.9 million for the six-months ended June 30, 2012. Promotional and other allowances as a percentage of gross sales increased to 12.8% from 12.5% for the six-months ended June 30, 2013 and 2012, respectively. As a result, the percentage increase in gross sales for the six-months ended June 30, 2013 was higher than the percentage increase in net sales.

Net Sales. Net sales were $1,115.2 million for the six-months ended June 30, 2013, an increase of approximately $67.9 million, or 6.5% higher than net sales of $1,047.2 million for the six-months ended June 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $62.0 million, or 91.3%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. The increase in net sales of our Hubert’s® lemonades represented approximately $9.4 million, or 13.8%, of the overall increase in net sales. Net sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic consumer demand. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2013.

Case sales, in 192-ounce case equivalents, were 109.4 million cases for the six-months ended June 30, 2013, an increase of approximately 7.4 million cases or 7.3% higher than case sales of 101.9 million cases for the six-months ended June 30, 2012. The overall average net sales per case decreased to $10.20 for the six-months ended June 30, 2013, which was 0.8% lower than the average net sales per case of $10.28 for the six-months ended June 30, 2012.

Net sales for the DSD segment were $1,061.1 million for the six-months ended June 30, 2013, an increase of approximately $62.0 million, or 6.2% higher than net sales of $999.2 million for the six-months ended June 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $62.0 million, or 100.0%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the six-months ended June 30, 2013.

Net sales for the Warehouse segment were $54.0 million for the six-months ended June 30, 2013, an increase of approximately $6.0 million, or 12.4% higher than net sales of $48.0 million for the six-months ended June 30, 2012.  The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of Hubert’s® lemonades. The increase in net sales for the Warehouse segment was partially offset by decreased sales by volume of Hansen’s® soda.

Gross Profit.  Gross profit was $588.3 million for the six-months ended June 30, 2013, an increase of approximately $40.1 million, or 7.3% higher than the gross profit of $548.2 million for the six-months ended June 30, 2012. Gross profit as a percentage of net sales increased to 52.8% for the six-months ended June 30, 2013 from 52.3% for the six-months ended June 30, 2012.  The increase in gross profit dollars was primarily the result of the $79.7 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to changes in product sales mix as well as a reduction in the cost of certain containers.

Operating Expenses.  Total operating expenses were $301.6 million for the six-months ended June 30, 2013, an increase of approximately $49.5 million, or 19.6% higher than total operating expenses of $252.1 million for the six-months ended June 30, 2012. The increase in operating expenses was partially attributable to increased expenditures of $10.0 million for professional service costs, including legal and accounting fees (of which $7.2 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks), increased expenditures of $9.7 million relating to the costs associated with terminating existing distributors, increased payroll expenses of $7.8 million (of which $0.8 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $6.7 million, increased expenditures of $3.5 million for other marketing expenses, increased expenditures of $3.5 million for point-of-sale materials, increased expenditures of $3.2 million for premiums, increased expenditures of $3.2 million for allocated trade development and increased expenditures of $2.0 million for merchandise displays.  Total operating expenses as a percentage of net sales was 27.0% for the six-months ended June 30, 2013, compared to 24.1% for the six-months ended June 30, 2012.

Contribution Margin.  Contribution margin for the DSD segment was $354.0 million for the six-months ended June 30, 2013, an increase of approximately $9.1 million, or 2.6% higher than the contribution margin of $344.9 million for the six-months ended June 30, 2012. The increase in the contribution margin for the DSD segment was primarily the result of the $79.7 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $1.5 million for the six-months ended June 30, 2013, approximately $2.3 million lower than the contribution margin of $3.8 million for the six-months ended June 30, 2012. The decrease in the contribution margin for the Warehouse segment was partly attributable to increased costs of apple juice concentrate as well as production variances.

Operating Income.  Operating income was $286.7 million for the six-months ended June 30, 2013, a decrease of approximately $9.3 million, or 3.2% lower than operating income of $296.1 million for the six-months ended June 30, 2012. Operating income as a percentage of net sales decreased to 25.7% for the six-months ended June 30, 2013 from 28.3% for the six-months ended June 30, 2012, primarily due to the increase in operating expenses as a percentage of net sales. The decrease in operating income dollars was primarily due to an increase in operating expenses of $49.5 million, partially offset by a $40.1 million increase in gross profit. Operating income was negatively affected by combined operating losses of $3.8 million and $6.8 million for the six-months ended June 30, 2013 and 2012, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) was ($5.3) million for the six-months ended June 30, 2013, as compared to other income of $0.3 million for the six-months ended June 30, 2012. Foreign currency transaction losses were $8.3 million and $1.0 million for the six-months ended June 30, 2013 and 2012, respectively. The increase in foreign currency losses during the six-months ended June 30, 2013 was primarily related to our operations in Australia, Japan, South Africa and Europe. Interest income was $0.3 million and $0.8 million for the six-months ended June 30, 2013 and 2012, respectively.

Provision for Income Taxes.  Provision for income taxes was $111.1 million for the six-months ended June 30, 2013, an increase of $0.6 million or 0.6% higher than the provision for income taxes of $110.5 million for the six-months ended June 30, 2012.  The effective combined federal, state and foreign tax rate increased to 39.5% from 37.3% for the six-months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rate during the six-months ended June 30, 2013 was primarily the result of the establishment of a full valuation allowance against a tax capital loss recognized on the sale of certain available-for-sale auction rate securities, the release of $1.8 million of unrecognized tax benefits during the six-months ended June 30, 2012 and a decrease in the domestic production deduction.

Net Income.  Net income was $170.4 million for the six-months ended June 30, 2013, a decrease of $15.5 million or 8.4% lower than net income of $185.9 million for the six-months ended June 30, 2012. The decrease in net income was primarily attributable to an increase in operating expenses of $49.5 million, an increase in other expenses of $5.6 million and an increase in the effective combined federal, state and foreign tax rate. The decrease in net income was partially offset by an increase in gross profit of $40.1 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $99.7 million for the six-months ended June 30, 2013, as compared with net cash provided by operating activities of $110.1 million for the six-months ended June 30, 2012.  For the six-months ended June 30, 2013, cash provided by operating activities was primarily attributable to net income earned of $170.4 million and adjustments for certain non-cash expenses consisting of $14.4 million of stock-based compensation and $10.3 million of depreciation and other amortization. For the six-months ended June 30, 2013, cash provided by operating activities also increased due to a $33.0 million increase in income taxes payable, a $22.2 million increase in accrued promotional allowances, a $16.9 million increase in accounts payable, a $16.0 million increase in accrued liabilities, a $6.8 million increase in deferred revenue and a $3.5 million increase in accrued distributor terminations. For the six-months ended June 30, 2013, cash provided by operating activities was reduced due to a $105.0 million increase in accounts receivable, a $34.0 million increase in inventory, a $28.9 million increase in tax benefit from the exercise of stock options, a $8.5 million increase in prepaid expenses and other current assets, a $5.3 million increase in distributor receivables, a $4.1 million decrease in accrued compensation, a $4.1 million increase in prepaid income taxes and a $2.9 million gain on investments.

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

Cash flows used in investing activities. Net cash used in investing activities was $70.6 million for the six-months ended June 30, 2013, as compared to net cash used in investing activities of $57.5 million for the six-months ended June 30, 2012.  For the six-months ended June 30, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the six-months ended June 30, 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property, additions to intangibles and an increase in other assets. For the six-months ended June 30, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and proceeds from the sale of property and equipment. For the six-months ended June 30, 2012, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments.

For both the six-months ended June 30, 2013 and 2012, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by financing activities.  Net cash provided by financing activities was $31.0 million for the six-months ended June 30, 2013, as compared to net cash provided by financing activities of $8.3 million for the six-months ended June 30, 2012.  For the six-months ended June 30, 2013, cash provided by financing activities was primarily attributable to a $28.9 million tax benefit from the exercise of stock options and $16.3 million received from the issuance of common stock in connection with the exercise of certain stock options. For the six-months ended June 30, 2013, cash used in financing activities was primarily attributable to $13.4 million of purchases of common stock.  For the six-months ended June 30, 2012, cash provided by financing activities was primarily attributable to $6.4 million received from the issuance of common stock in connection with the exercise of certain stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring uses of cash.

Cash and cash equivalents, short-term and long-term investments.  At June 30, 2013, we had $283.8 million in cash and cash equivalents and $160.2 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through June 30, 2014.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2013:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$84,398	$47,607	$35,459	$1,332	$-
Capital Leases	1,582	1,582	-	-	-
Operating Leases	17,513	4,683	9,139	3,691	-
Purchase Commitments²	49,357	49,357	-	-	-
	$152,850	$103,229	$44,598	$5,023	$-

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $1.3 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2013. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of June 30, 2013.

In March 2012, the Company acquired an approximately 75,425 square foot, free-standing, three-story office building located in Corona, CA, including the real property thereunder and improvements thereon (the “March 2012 Property”)  as well as additional parking spaces, for a total purchase price of $9.7 million. The Company did not occupy or make improvements to the March 2012 Property.  In June 2013, the Company completed the sale of the March 2012 Property, resulting in a net loss of $0.03 million, inclusive of broker commissions and closing costs.

In October 2012, the Company acquired an approximately 141,000 square foot, free-standing, six-story office building, including the real property thereunder and improvements thereon, located in Corona, CA (the “October 2012 Property”) adjacent to the March 2012 Property, for a purchase price of $18.8 million. The Company has substantially completed the necessary improvements to the October 2012 Property and is scheduled to occupy the building as the Company’s new corporate headquarters commencing in August 2013.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2013 and 2012, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of beverages sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been somewhat mitigated; however, such fluctuations may become more pronounced with the expansion of the distribution of our products outside of California. In addition, our experience with our energy drink products suggests they may be less seasonal than the seasonality ordinarily expected from traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Six-Months Ended
net sales per case)	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$630,934	$592,640	$1,115,158	$1,047,245
Case sales (192-ounce case equivalents)	61,615	57,525	109,364	101,921
Average net sales per case	$10.24	$10.30	$10.20	$10.28

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance became effective for the Company on January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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
•

The effect of inquiries from and/or actions by state attorneys general or city attorneys and/or other government agencies and/or quasi-government agencies and/or government officials, including members of Congress, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary changes to our business practices;

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
•

The outcome of shareholder securities litigation and/or shareholder derivative actions filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

•	The possibility of future shareholder derivative actions or shareholder securities litigation filed against us;
•

The outcome of product liability litigation and/or class action litigation regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, and the possibility of future product liability and/or class action lawsuits;

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

•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences or from decreased consumer discretionary spending power;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Peace Tea® iced teas and/or our other products;
•

The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted, whether as a result of such criticism or otherwise, that restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product sizes or impose age restrictions for the sale of energy drinks;

•

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the FDA, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission;

•	The effect of unfavorable press and/or articles, comments and/or media attention;
•

Changes in the cost, quality and availability of containers, packaging materials, raw materials, other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;

•	Our ability to pass on to our customers all or a portion of the increasing costs of fuel and/or raw materials and/or ingredients and/or commodities affecting our business;
•

Our ability to achieve both domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three- and six-months ended June 30, 2013 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company filed a demurrer and a motion to strike the plaintiffs’ complaint on November 19, 2012, and the plaintiffs filed a first amended complaint on December 19, 2012.  The Company filed its answer to the first amended complaint on June 7, 2013.  The court has set a mediation completion date of November 26, 2013.  Discovery has commenced but no trial date has been set. The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

The Company has also been named as a defendant in other complaints containing similar allegations to those presented in the Fournier lawsuit, each of which the Company believes is also without merit and would not have a material adverse effect on the Company’s financial position or results of operations in the event any damages were awarded.

Securities Litigation – On September 11, 2008, a federal securities class action complaint styled Cunha v. Hansen Natural Corp., et al. was filed in the United States District Court for the Central District of California (the “District Court”). On September 17, 2008, a second federal securities class action complaint styled Brown v. Hansen Natural Corp., et al. was also filed in the District Court. After the District Court consolidated the two actions and appointed the Structural Ironworkers Local Union #1 Pension Fund as lead plaintiff, a Consolidated Complaint for Violations of Federal Securities Laws was filed on August 28, 2009 (the “Consolidated Class Action Complaint”).

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

The District Court dismissed the Consolidated Class Action Complaint, with leave to amend, on July 12, 2010. Plaintiff thereafter filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws on August 27, 2010 (the “Amended Class Action Complaint”).  While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint drops certain of the allegations set forth in the Consolidated Class Action Complaint and makes certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants.  In addition, it no longer names Thomas J. Kelly as a defendant.

On September 4, 2012, the District Court dismissed certain of the claims in the Amended Class Action Complaint, including plaintiff’s allegations relating to promotional expenses, but denied defendants’ motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations. Plaintiff filed a motion seeking class certification on December 6, 2012.  At a hearing on plaintiff’s class certification motion held on June 20, 2013, the District Court issued a tentative ruling indicating that it was inclined to deny the motion, without prejudice.  The District Court has not yet, however, issued a final ruling and the motion for class certification remains sub judice. Fact discovery in the action has been stayed pending resolution of the class certification motion.

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

Derivative Litigation – On May 3, 2013, a derivative complaint was filed in United States District Court for the Central District of California, purportedly on behalf of the Company, by a shareholder of the Company who made no prior demand on the Company’s Board of Directors.  The action was styled Eric Spitzer v. Sacks, et al, United States District Court for the Central District of California.  Through his counsel, Spitzer had previously served a request that the Company produce certain books and records pursuant to section 220 of the Delaware General Corporation Law.  Counsel for the Company and Spitzer exchanged correspondence relating to the demand.  After Spitzer refused to narrow his demand, the Company ultimately denied the demand in a letter dated February 14, 2013.

The Spitzer complaint named as defendants certain officers, directors, and employees of the Company, including Rodney Sacks, Hilton Schlosberg, Harold C. Taber, Jr., Benjamin M. Polk, Norman C. Epstein, Mark S. Vidergauz, Sydney Selati, and Thomas J. Kelly.  The Company was named as a nominal defendant.

Spitzer alleged, among other things, that the Individual Defendants breached their fiduciary duties to the Company by causing the Company to (a) engage in illicit activity regarding the promotion, marketing, advertising, ingredients, usage and sale of its Monster Energy brand of energy drinks; (b) lack adequate internal and financial controls; and (c) issue financial statements that were materially false and misleading, all in a way that has exposed, and will continue to expose, the Company to costly investigations.  The complaint further alleged that, beginning in February 2012, the Individual Defendants further breached their fiduciary duties by making statements in press releases and public filings about the Company’s earnings and financial condition and by failing to disclose that the Company was improperly advertising, marketing, and promoting its Monster Energy brand of energy drinks.  The complaint further alleged that while the Company’s shares were purportedly artificially inflated because of those improper statements, certain defendants sold Company stock while in possession of material non-public information.  The complaint asserted causes of action for breach of fiduciary duty abuse of control, gross mismanagement, and unjust enrichment.  Spitzer sought an unspecified amount of damages to be paid to the Company, adoption of corporate governance reforms, and equitable and injunctive relief.

On May 28, 2013, on the parties’ stipulation, the complaint was dismissed with prejudice as to plaintiff and without prejudice as to any other Company shareholder.  No consideration was offered or exchanged to induce or reward plaintiff’s voluntary dismissal.

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

On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney in United States District Court for the Central District of California, styled Monster Beverage Corp., et al. v. Dennis Herrera.  The Company seeks a declaration from the Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause.  On June 3, 2013, the City Attorney filed a motion to dismiss the Company’s complaint.  The Company filed its opposition on July 15, 2013, and the City Attorney filed its reply brief on August 5, 2013.  A hearing on the City Attorney’s motion to dismiss the Company’s complaint is scheduled for August 19, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court.  The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On July 3, 2013, the Company filed a motion to dismiss, stay, or transfer the action to the United States District Court for the Central District of California.  On that same day, the City Attorney filed a motion to remand the case back to state court.  Oppositions to both motions are due on August 14, 2013, and briefing is expected to be completed on September 4, 2013.  A hearing on both motions is scheduled for September 18, 2013.

The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action the Company filed in the United States District Court for the Central District of California.  The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action, each of which contains certain allegations similar to those presented in the Wellman Action.  In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine).  The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage or other negative health effects and/or that the products themselves are unsafe).  Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment.  In their prayers for relief, the plaintiffs seek, inter alia, compensatory and punitive damages, restitution, attorneys’ fees, and, in some cases, injunctive relief.  Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors.  Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

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

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). As of August 9, 2013, no shares have been purchased under the April 2013 Repurchase Plan.

During the three-months ended June 30, 2013, 612 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.03 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs, including the April 2013 Repurchase Plan.

ITEM 3.                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                     OTHER INFORMATION

None.

ITEM 6.                                     EXHIBITS

3.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K dated August 2, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 9, 2013	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer