Form 10-Q
period 2013-09-30
Monster Beverage Corp
filed 2013-11-12
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Monster Way

Corona, California 92879

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

Yes ___    No  X

The Registrant had 167,673,196 shares of common stock, par value $0.005 per share, outstanding as of October 24, 2013.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,019	$222,514
Short-term investments	315,572	97,042
Accounts receivable, net	339,155	236,044
Distributor receivables	4,050	666
Inventories	247,368	203,106
Prepaid expenses and other current assets	29,799	24,983
Prepaid income taxes	38,516	33,709
Deferred income taxes	16,978	17,004
Total current assets	1,278,457	835,068

INVESTMENTS	9,725	21,393
PROPERTY AND EQUIPMENT, net	88,495	69,137
DEFERRED INCOME TAXES	61,407	59,503
INTANGIBLES, net	63,613	54,648
OTHER ASSETS	10,170	3,576
Total Assets	$1,511,867	$1,043,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$162,851	$127,330
Accrued liabilities	63,213	38,916
Accrued promotional allowances	131,103	91,208
Deferred revenue	14,702	12,695
Accrued compensation	12,826	12,926
Income taxes payable	53,577	5,470
Total current liabilities	438,272	288,545

DEFERRED REVENUE	113,204	110,383

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 205,893 shares issued and 167,653 outstanding as of September 30, 2013; 203,759 shares issued and 165,776 outstanding as of December 31, 2012	1,029	1,019
Additional paid-in capital	357,991	287,953
Retained earnings	1,771,219	1,508,664
Accumulated other comprehensive (loss) income	(1,134)	2,074
Common stock in treasury, at cost; 38,240 and 37,983 shares as of September 30, 2013 and December 31, 2012, respectively	(1,168,714)	(1,155,313)
Total stockholders’ equity	960,391	644,397
Total Liabilities and Stockholders’ Equity	$1,511,867	$1,043,325

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET SALES	$590,422	$541,940	$1,705,579	$1,589,185

COST OF SALES	282,952	268,348	809,809	767,417

GROSS PROFIT	307,470	273,592	895,770	821,768

OPERATING EXPENSES	156,041	132,907	457,610	385,026

OPERATING INCOME	151,429	140,685	438,160	436,742

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(750)	331	(8,690)	255
Gain on investments and put options, net (Note 3)	44	222	2,681	585
Total other (expense) income	(706)	553	(6,009)	840

INCOME BEFORE PROVISION FOR INCOME TAXES	150,723	141,238	432,151	437,582

PROVISION FOR INCOME TAXES	58,536	55,096	169,596	165,545

NET INCOME	$92,187	$86,142	$262,555	$272,037

NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.49	$1.58	$1.55
Diluted	$0.53	$0.47	$1.51	$1.47

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	167,457	175,026	166,483	175,347
Diluted	173,948	183,899	173,344	185,365

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In Thousands) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
Net income, as reported	$92,187	$86,142	$262,555	$272,037
Other comprehensive income (loss):
Change in foreign currency translation	1,850	2,725	(1,683)	2,452
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	(1,525)	-
Net change in available-for-sale investments	-	-	(1,525)	-
Other comprehensive income (loss)	1,850	2,725	(3,208)	2,452
Comprehensive income	$94,037	$88,867	$259,347	$274,489

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$262,555	$272,037
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	36	36
Depreciation and other amortization	16,408	15,228
Gain on disposal of property and equipment	(53)	(52)
Stock-based compensation	21,592	21,581
Loss on put option	411	1,110
Gain on investments, net	(3,091)	(1,695)
Deferred income taxes	(926)	2,571
Tax benefit from exercise of stock options	(30,250)	(4,295)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(104,666)	(70,533)
Distributor receivables	(3,384)	-
Inventories	(46,687)	(38,646)
Prepaid expenses and other current assets	(13,026)	136
Prepaid income taxes	(4,906)	(17,974)
Accounts payable	33,731	27,814
Accrued liabilities	21,157	26,652
Accrued promotional allowances	40,175	(9,306)
Accrued distributor terminations	3,524	(77)
Accrued compensation	(51)	1,463
Income taxes payable	78,447	(3,831)
Deferred revenue	4,838	(4,170)
Net cash provided by operating activities	275,834	218,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	179,575	596,587
Sales of available-for-sale investments	5,775	61,950
Sales of trading investments	1,250	16,765
Purchases of held-to-maturity investments	(392,870)	(557,168)
Purchases of available-for-sale investments	-	(9,502)
Purchases of property and equipment	(32,612)	(25,813)
Proceeds from sale of property and equipment	8,762	238
Additions to intangibles	(9,001)	(4,490)
(Increase) decrease in other assets	(7,576)	385
Net cash (used in) provided by investing activities	(246,697)	78,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,322)	(1,622)
Tax benefit from exercise of stock options	30,250	4,295
Issuance of common stock	18,198	8,368
Purchases of common stock held in treasury	(13,401)	(386,776)
Net cash provided by (used in) financing activities	33,725	(375,735)

Effect of exchange rate changes on cash and cash equivalents	1,643	2,457

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,505	(76,277)
CASH AND CASH EQUIVALENTS, beginning of period	222,514	359,331
CASH AND CASH EQUIVALENTS, end of period	$287,019	$283,054

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$36	$40
Income taxes	$97,171	$184,451

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.9 million and $1.4 million for the nine-months ended September 30, 2013 and 2012, respectively.

Included in accounts payable is equipment purchased of $2.0 million and $0.4 million as of September 30, 2013 and December 31, 2012, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2013 and 2012 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$6,515	$-	$-	$6,515	$-	$-
Municipal securities	302,059	56	-	302,115	-	-
Total	$308,574	$56	$-	308,630	$-	$-

Trading
Short-term:
Auction rate securities				6,998
Long-term:
Auction rate securities				9,725
Total				$325,353

December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$16,040	$-	$-	$16,040	$-	$-
Certificates of deposit	2,201	-	-	2,201	-	-
Municipal securities	77,038	-	11	77,027	11	-
Available-for-sale
Long-term:
Auction rate securities	3,310	2,483	-	5,793	-	-
Total	$98,589	$2,483	$11	101,061	$11	$-

Trading
Short-term:
Auction rate securities				1,763
Long-term:
Auction rate securities				15,600
Total				$118,424

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the nine-months ended September 30, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. Realized gains or losses on the sale of all other investments during the nine-months ended September 30, 2013 were not significant. During the year ended December 31, 2012, realized gains or losses recognized on the sale of investments were not significant.

The Company recognized a net gain through earnings on its trading securities as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
Gain on transfer from available-for-sale to trading	$-	$-	$-	$-
Gain on trading securities sold	140	27	140	1,100
Gain on trading securities held	71	80	468	579
Gain on trading securites	$211	$107	$608	$1,679

The Company’s investments at September 30, 2013 and December 31, 2012 in U.S. Treasuries, certificates of deposit and/or municipal securities carried investment grade credit ratings. All of the Company’s investments at September 30, 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.  A portion of the Company’s investments at December 31, 2012 in auction rate securities carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2013		December 31, 2012

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$-	$-	$16,040	$16,040
Certificates of deposit	6,515	6,515	2,201	2,201
Municipal securities	302,059	302,115	77,038	77,027
Due 11 - 20 years:
Auction rate securities	10,861	10,861	10,748	10,748
Due 21 - 30 years:
Auction rate securities	5,862	5,862	9,925	12,408
Total	$325,297	$325,353	$115,952	$118,424

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

September 30, 2013	Level 1	Level 2	Level 3	Total
Cash	$187,984	$-	$-	$187,984
Money market funds	56,750	-	-	56,750
Certificates of deposit	-	6,515	-	6,515
Municipal securities	-	344,344	-	344,344
Auction rate securities	-	-	16,723	16,723
Put option related to auction rate securities	-	-	1,519	1,519
Total	$244,734	$350,859	$18,242	$613,835

Amounts included in:
Cash and cash equivalents	$244,734	$42,285	$-	$287,019
Short-term investments	-	308,574	6,998	315,572
Investments	-	-	9,725	9,725
Prepaid expenses and other current assets	-	-	729	729
Other assets	-	-	790	790
Total	$244,734	$350,859	$18,242	$613,835

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash	$147,113	$-	$-	$147,113
Money market funds	63,974	-	-	63,974
U.S. Treasuries	-	24,065	-	24,065
Certificates of deposit	-	5,603	-	5,603
Municipal securities	-	77,038	-	77,038
Auction rate securities	-	-	23,156	23,156
Put option related to auction rate securities	-	-	1,929	1,929
Total	$211,087	$106,706	$25,085	$342,878

Amounts included in:
Cash and cash equivalents	$211,087	$11,427	$-	$222,514
Short-term investments	-	95,279	1,763	97,042
Investments	-	-	21,393	21,393
Prepaid expenses and other current assets	-	-	225	225
Other assets	-	-	1,704	1,704
Total	$211,087	$106,706	$25,085	$342,878

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include U.S. Treasuries, certificates of deposit and municipal securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2013 or the year ended December 31, 2012, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the nine-months ended September 30, 2013.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of September 30, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities	Discounted cash flow	Maximum rate probability	0.34%-2.17% (1.21%)
		Principal returned probability	76.72%-95.14% (86.75%)
		Default probability	4.07%-22.94% (12.04%)
		Liquidity risk	3.50%-3.50% (3.50%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.73%-1.04% (0.83%)

At September 30, 2013, the Company held auction rate securities with a face value of $18.2 million (amortized cost basis of $16.7 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2013 resulting in a fair value of $16.7 million for the Company’s trading auction rate securities (after a $1.5 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the nine-months ended September 30, 2013, $1.0 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option and $0.3 million of 2011 ARS Securities were redeemed at par through normal market channels ($1.3 million and $3.7 million of 2011 ARS Securities were redeemed at par through normal market channels during the years ended December 31, 2012 and 2011, respectively). Subsequent to September 30, 2013, $1.0 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of September 30, 2013, the Company recorded $1.5 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets, as well as in other assets, in the condensed consolidated balance sheet.

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

The net effect of (i) the revaluation of the 2011 Put Option as of September 30, 2013; (ii) the redemption at par of certain 2011 ARS Securities; (iii) the revaluation of the Company’s trading auction rate securities as of September 30, 2013; and (iv) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities; resulted in a gain of $0.04 million and $2.7 million, which is included in other (expense) income for the three- and nine-months ended September 30, 2013, respectively. The net effect of (i) the revaluation of the 2011 Put Option and the 2010 Put Option as of September 30, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of September 30, 2012; (iii) the redemption at par of certain 2011 ARS Securities; (iv) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a gain of $0.2 million and $0.6 million, which is included in other (expense) income for the three- and nine-months ended September 30, 2012, respectively.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended September 30, 2013		Three-Months Ended September 30, 2012
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$17,762	$1,686	$20,873	$1,816
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	211	(167)	107	115
Included in other comprehensive income	-	-	-	-
Settlements	(1,250)	-	(225)	-
Closing Balance	$16,723	$1,519	$20,755	$1,931

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Nine-Months Ended September 30, 2013		Nine-Months Ended September 30, 2012
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$23,156	$1,929	$35,852	$3,041
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	3,091	(410)	1,693	(1,110)
Included in other comprehensive income	(2,483)	-	-	-
Settlements	(7,041)	-	(16,790)	-
Closing Balance	$16,723	$1,519	$20,755	$1,931

5.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2013	December 31, 2012
Raw materials	$76,914	$65,010
Finished goods	170,454	138,096
	$247,368	$203,106

6.                                   PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2013	December 31, 2012
Land	$5,382	$5,382
Leasehold improvements	1,673	2,300
Furniture and fixtures	4,279	2,087
Office and computer equipment	14,004	8,981
Computer software	933	1,135
Equipment	59,411	48,427
Buildings	33,309	21,998
Vehicles	29,862	26,037
	148,853	116,347
Less: accumulated depreciation and amortization	(60,358)	(47,210)
	$88,495	$69,137

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	September 30, 2013	December 31, 2012
Amortizing intangibles	$1,061	$1,061
Accumulated amortization	(589)	(553)
	472	508
Non-amortizing intangibles	63,141	54,140
	$63,613	$54,648

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years).  Amortization expense was $0.01 million for both the three-months ended September 30, 2013 and September 30, 2012. Amortization expense was $0.04 million for both the nine-months ended September 30, 2013 and September 30, 2012.

8.                                    DISTRIBUTION AGREEMENTS

Pursuant to new and/or amended distribution agreements entered into with certain distributors, amounts of $9.7 million from such distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, were recorded for the nine-months ended September 30, 2013. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $2.0 million and $1.9 million for the three-months ended September 30, 2013 and 2012, respectively. Revenue recognized was $6.3 million for both the nine-months ended September 30, 2013 and 2012, respectively.

The Company incurred termination costs to certain of its prior distributors amounting to $0.4 million and $0.01 million in aggregate for the three-months ended September 30, 2013 and 2012, respectively. The Company incurred termination costs to certain of its prior distributors amounting to $10.7 million and $0.6 million in aggregate for the nine-months ended September 30, 2013 and 2012, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2013 and 2012. Accrued distributor terminations included in accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 were $4.3 million and $0.9 million, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $34.9 million at September 30, 2013, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company had contractual obligations aggregating approximately $74.9 million at September 30, 2013, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $16.7 million at September 30, 2013, which related primarily to warehouse and office space.

On August 12, 2013, the Company moved into its new corporate headquarters located in Corona, CA, which was previously acquired by the Company in October 2012.

Value Added Tax (“VAT”) – The Company is seeking guidance from Her Majesty’s Revenue & Customs (“HMRC”), the VAT taxing authority in the United Kingdom, to ascertain if the Company should have charged VAT to certain customers in the United Kingdom on a portion of the Company’s sales to those customers beginning in 2010.  If HMRC determines that the Company should have charged VAT on such sales, the VAT would represent only a pass-through tax to our customers in the United Kingdom. Therefore, any related adjustment should represent an accounts receivable and accounts payable gross-up on the balance sheet and have no impact on the Company’s results of operations. The Company estimates the maximum amount of the potential VAT pass-through tax to be $47.1 million at September 30, 2013 ($33.2 million at December 31, 2012). If HMRC determines that the Company should have charged VAT on such sales, it is possible that a tax penalty may be assessed by HMRC. However, the Company believes any such penalty would not have a material impact on its financial position, results of operations or liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company filed a demurrer and a motion to strike the plaintiffs’ complaint on November 19, 2012, and the plaintiffs filed a first amended complaint on December 19, 2012.  The Company filed its answer to the first amended complaint on June 7, 2013.  The court set a mediation completion date of November 26, 2013 and indicated that if the parties needed additional time to complete the mediation, the mediation could be scheduled for a later date.  Discovery has commenced but no trial date has been set. The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera.  The Company seeks a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech,

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause.  On June 3, 2013, the City Attorney filed a motion to dismiss the Company’s complaint, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013.  On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion.

On October 17, 2013 (after the San Francisco Action described below was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss.  A hearing on that motion is scheduled for December 9, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court (the “San Francisco Action”).  The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the case to the United States District Court for the Northern District of California (the “Northern District Court”).  On July 3, 2013, the Company filed a motion to dismiss, stay, or transfer the action to the Central District Court.  On that same day, the City Attorney filed a motion to remand the case back to state court.  On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand.  Because of the remand, the Northern District Court did not reach the merits of the Company’s motion to dismiss, stay, or transfer the action.

Following remand of the San Francisco Action, the Superior Court designated the case as complex and set an initial case management conference for December 13, 2013.  The Company’s initial response to the complaint is due 30 days after the case management conference.

The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action the Company filed in the Central District Court.  The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

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

10.                            ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income by component, after tax, for the nine-months ended September 30, 2013 are as follows:

	Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Available-for- Sale Securities		Total
Balance at December 31, 2012	$549	$1,525		$2,074
Other comprehensive loss before reclassifications	(1,683)	-		(1,683)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(1,525)	[1]	(1,525)
Net current-period other comprehensive loss	(1,683)	(1,525)		(3,208)
Balance at September 30, 2013	$(1,134)	$-		$(1,134)

1 Included in other (expense) income.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            TREASURY STOCK PURCHASE

On November 13, 2012, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the nine-months ended September 30, 2013, the Company purchased 0.257 million shares of common stock at an average purchase price of $51.99 per share for a total amount of $13.4 million (excluding broker commissions), which exhausted the availability under the November 2012 Repurchase Plan.

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).  As of November 8, 2013, no shares have been purchased under the April 2013 Repurchase Plan.

During the three- and nine-months ended September 30, 2013, 87 shares and 875 shares, respectively, were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.005 million and $0.05 million, respectively. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2013: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $7.2 million and $7.9 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended September 30, 2013 and 2012, respectively. The Company recorded $21.6 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during both the nine-months ended September 30, 2013 and 2012.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for both the three-months ended September 30, 2013 and 2012 was $1.4 million. The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the nine-months ended September 30, 2013 and 2012 was $30.2 million and $4.3 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2013 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013¹	2012	2013	2012
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	0%	47.7%	47.9%	47.9%
Risk-free interest rate	0.0%	0.6%	0.9%	0.7%
Expected term	0.0 Years	5.4 Years	5.7 Years	5.4 Years

1 No options were granted during the three-months ended September 30, 2013.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (In	Price Per	Term (In	Aggregate
Options	Thousands)	Share	Years)	Intrinsic Value
Outstanding at January 1, 2013	14,000	$12.12	4.1	$572,530
Granted 01/01/13 - 03/31/13	636	$47.36
Granted 04/01/13 - 06/30/13	450	$54.00
Granted 07/01/13 - 09/30/13	-	$-
Exercised	(1,906)	$9.55
Cancelled or forfeited	(169)	$27.47
Outstanding at September 30, 2013	13,011	$15.47	4.0	$482,058
Vested and expected to vest in the future at September 30, 2013	12,650	$14.66	3.8	$478,562
Exercisable at September 30, 2013	10,033	$9.05	2.8	$433,715

No options were granted during the three-months ended September 30, 2013. The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2012 was $24.88 per share. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2013 and 2012 was $22.44 per share and $25.73 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2013 and 2012 was $3.3 million and $84.6 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2013 and 2012 was $87.6 million and $204.3 million, respectively.

Cash received from option exercises under all plans for both the three-months ended September 30, 2013 and 2012 was approximately $1.9 million. Cash received from option exercises under all plans for the nine-months ended September 30, 2013 and 2012 was approximately $18.2 million and $8.4 million, respectively.

At September 30, 2013, there was $42.4 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2013	637	$46.97
Granted 01/01/13 - 03/31/13	8	$50.89
Granted 04/01/13 - 06/30/13	15	$54.64
Granted 07/01/13 - 09/30/13	-	$-
Vested	(258)	$43.83
Forfeited/cancelled	(7)	$58.91
Non-vested at September 30, 2013	395	$49.14

No restricted stock awards or restricted stock units were granted during the three-months ended September 30, 2013. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended September 30, 2012 was $59.87 per share. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the nine-months ended September 30, 2013 and 2012 was $53.25 and $62.31 per share, respectively. As of September 30, 2013, 0.4 million of restricted stock units and restricted stock awards are expected to vest in the future.

At September 30, 2013, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $16.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.

13.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2013:

Gross Unrealized Tax Benefits
Balance at December 31, 2012	$926
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	9
Decreases related to settlement with taxing authority	-
Balance at September 30, 2013	$935

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2013, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the amount of unrecognized tax benefits will not change within the next 12 months.

On March 8, 2013, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2010 and 2011. The Company is also in various stages of examination with certain states.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. Federal income tax returns are subject to IRS examination for the 2010, 2011 and 2012 tax years. State income tax returns are subject to examination for the 2009 through 2012 tax years.

14.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		Septemer 30,
	2013	2012	2013	2012
Weighted-average shares outstanding:
Basic	167,457	175,026	166,483	175,347
Dilutive securities	6,491	8,873	6,861	10,018
Diluted	173,948	183,899	173,344	185,365

For the three-months ended September 30, 2013 and 2012, options outstanding totaling 1.5 million and 0.4 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.  For the nine-months ended September 30, 2013 and 2012, options outstanding totaling 1.2 million and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended September 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$566,768	$23,654	$-	$590,422
Contribution margin	194,915	(2,193)	-	192,722
Corporate and unallocated expenses	-	-	(41,293)	(41,293)
Operating income				151,429
Other (expense) income	180	-	(886)	(706)
Income before provision for income taxes				150,723
Depreciation and amortization	(5,069)	(67)	(960)	(6,096)
Trademark amortization	-	(11)	(1)	(12)

	Three-Months Ended September 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$516,268	$25,672	$-	$541,940
Contribution margin	170,096	41	-	170,137
Corporate and unallocated expenses	-	-	(29,452)	(29,452)
Operating income				140,685
Other (expense) income	147	-	406	553
Income before provision for income taxes				141,238
Depreciation and amortization	(3,884)	(38)	(1,233)	(5,155)
Trademark amortization	-	(11)	(1)	(12)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $41.3 million for the three-months ended September 30, 2013 and included $19.8 million of payroll costs, of which $7.2 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $10.9 million attributable to professional service expenses, including accounting and legal costs, and $10.6 million of other operating expenses.  Corporate and unallocated expenses were $29.5 million for the three-months ended September 30, 2012 and included $19.8 million of payroll costs, of which $7.9 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $4.5 million attributable to professional service expenses, including accounting and legal costs, $1.2 million of depreciation and $4.0 million of other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 29% and 28% of the Company’s net sales for the three-months ended September 30, 2013 and 2012, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $121.1 million and $114.5 million for the three-months ended September 30, 2013 and 2012, respectively.

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Nine-Months Ended September 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,627,936	$77,643	$-	$1,705,579
Contribution margin	548,906	(682)	-	548,224
Corporate and unallocated expenses	-	-	(110,064)	(110,064)
Operating income				438,160
Other (expense) income	468	(1)	(6,476)	(6,009)
Income before provision for income taxes				432,151
Depreciation and amortization	(14,091)	(168)	(2,149)	(16,408)
Trademark amortization	-	(33)	(3)	(36)

	Nine-Months Ended September 30, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,515,476	$73,709	$-	$1,589,185
Contribution margin	515,010	3,817	-	518,827
Corporate and unallocated expenses	-	-	(82,085)	(82,085)
Operating income				436,742
Other (expense) income	414	-	426	840
Income before provision for income taxes				437,582
Depreciation and amortization	(11,577)	(93)	(3,558)	(15,228)
Trademark amortization	-	(33)	(3)	(36)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $110.1 million for the nine-months ended September 30, 2013 and included $60.6 million of payroll costs, of which $21.6 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $27.9 million attributable to professional service expenses, including accounting and legal costs, and $21.6 million of other operating expenses.  Corporate and unallocated expenses were $82.1 million for the nine-months ended September 30, 2012 and included $55.4 million of payroll costs, of which $21.6 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), $11.6 million attributable to professional service expenses, including accounting and legal costs, $3.6 million of depreciation and $11.5 million of other operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 29% of the Company’s net sales for both the nine-months ended September 30, 2013 and 2012, respectively.

Net sales to customers outside the United States amounted to $354.9 million and $318.0 million for the nine-months ended September 30, 2013 and 2012, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Product Line	2013	2012	2013	2012
Energy drinks	$548,109	$498,563	$1,577,034	$1,468,036
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	30,622	32,453	94,760	86,737
Carbonated (primarily soda beverages)	8,067	8,018	22,732	24,445
Other	3,624	2,906	11,053	9,967
	$590,422	$541,940	$1,705,579	$1,589,185

16.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2013 and 2012 were $0.1 million and $0.6 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2013 and 2012 were $0.4 million and $0.7 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Overview

Monster Beverage Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 1 Monster Way, Corona, California 92879 and our telephone number is (951) 739-6200. When this report uses the words “the Company”, “Hansen Natural Corporation” (the Company’s former name), “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

•	Monster Energy®	•	Hansen’s®
•	Monster Rehab®	•	Hansen’s Natural Cane Soda®
•	Monster Energy Extra Strength Nitrous Technology®	•	Junior Juice®
•	Java Monster®	•	Blue Sky®
•	X-Presso Monster®	•	Hubert’s®
•	Muscle Monster®	•	Vidration®
•	Peace Tea®	•	Worx Energy®

Our Monster Energy® drinks, which represented 92.7% and 91.8% of our net sales for the three-months ended September 30, 2013 and 2012, respectively, include the following:

•	Monster Energy®	•	Java Monster® Kona Blend
•	Lo-Carb Monster Energy®	•	Java Monster® Loca Moca®
•	Monster Energy® Assault®	•	Java Monster® Mean Bean®
•	Monster Khaos®	•	Java Monster® Vanilla Light
•	Monster M-80® (named Ripper® in certain countries)	•	Java Monster® Irish Blend®
•	Monster MIXXD®	•	Java Monster® Toffee
•	Monster Energy® Absolutely Zero	•	Java Monster® Kona Cappuccino
• •	Monster Energy® Import Monster Energy® Import Light	•	Monster Energy Extra Strength Nitrous Technology® Super Dry™
• •	Monster Energy® Dub Edition Baller’s Blend Monster Energy® Dub Edition Mad Dog	•	Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• •	Monster Rehab® Tea + Lemonade + Energy Monster Rehab® Rojo Tea + Energy	•	Monster Energy Extra Strength Nitrous Technology® Black Ice™
•	Monster Rehab® Green Tea + Energy	•	X-Presso Monster® Hammer
•	Monster Rehab® Protean + Energy	•	X-Presso Monster® Midnite
•	Monster Rehab® Tea + Orangeade + Energy	•	Monster Cuba-Lima®
•	Monster Rehab® Tea + Pink Lemonade + Energy	•	Monster Energy® Zero Ultra
•	Muscle Monster® Vanilla	•	Monster Energy® Ultra Blue
•	Muscle Monster® Chocolate	•	Monster Energy® Ultra Red
•	Muscle Monster® Coffee	•	M3® Monster Energy® Super Concentrate
•	Übermonster® Energy Brew

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

During the nine-months ended September 30, 2013, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the nine-months ended September 30, 2013, we introduced the following products:

•	Monster Mini’s™, 12-packs in 8-ounce size cans (January 2013).
•	Peace Tea® iced teas, 12-packs in 8.4-ounce size cans (February 2013).
•	Muscle Monster® Energy Shakes, non-carbonated energy shakes with 25-grams of protein (March 2013).
•	Monster Rehab® Tea + Pink Lemonade + Energy (March 2013).
•	Monster Energy® Ultra Blue, a carbonated energy drink which contains zero calories and zero sugar (March 2013).
•	Java Monster® Kona Cappuccino™ (March 2013).
•	Hansen’s® Sparkling beverages, a line of 10-calorie beverages with all natural sweeteners (March 2013).
•	Peace Tea® Peach and Sno-Berry, ready-to-drink iced teas (June 2013).
•	Hubert’s® Lemonade, Strawberry Lemonade, Blackberry Lemonade and Cherry Limeade in 40-ounce glass bottles (July 2013).
•	Monster Energy® Ultra Red, a carbonated energy drink which contains zero calories and zero sugar (September 2013).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the three- and nine-months ended September 30, 2013, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

During the three- and nine-months ended September 30, 2013, we incurred an increase in professional service costs, net of insurance reimbursements, of $6.5 million and $16.4 million, respectively. The increase included $5.3 million and $12.5 million for the three- and nine-months ended September 30, 2013, respectively, related to regulatory matters and litigation concerning the advertising, marketing, promotion, ingredients, usage, safety and sale of our Monster Energy® brand energy drinks.

Our gross sales (as defined below) of $686.6 million for the three-months ended September 30, 2013 represented record sales for our third fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $638.7 million for the three-months ended September 30, 2013, an increase of $53.5 million, or 98.5% of our overall increase in gross sales for the three-months ended September 30, 2013.

The percentage increase in gross sales was 8.6% and 15.4% for the three-months ended September 30, 2013 and 2012, respectively. We believe the decrease in the percentage growth rate for the three-months ended September 30, 2013 was primarily attributable to less robust growth of our Monster Energy® drink line in our United States and European energy drink markets. In addition, the growth rate for the three-months ended September 30, 2012 was positively impacted by sales in Japan, which began in the second quarter of 2012 and therefore did not have a 2011 third quarter comparable.

Our DSD segment represented 96.0% and 95.3% of our consolidated net sales for the three-months ended September 30, 2013 and 2012, respectively. Our Warehouse segment represented 4.0% and 4.7% of our consolidated net sales for the three-months ended September 30, 2013 and 2012, respectively. Our DSD segment represented 95.4% of our consolidated net sales for both the nine-months ended September 30, 2013 and 2012. Our Warehouse segment represented 4.6% of our consolidated net sales for both the nine-months ended September 30, 2013 and 2012.

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

We have historically marketed our Monster Energy®, Hansen’s® and Blue Energy® energy drink products as dietary supplements in accordance with the statutory definition of “dietary supplement” set forth in the Federal Food, Drug, and Cosmetic Act (the “Act”).  However, as permitted under that Act and FDA regulations, we determined to transition the labeling and marketing of these energy drink products from dietary supplements to conventional foods.  In the first quarter of 2013, we began transitioning the labeling of such products. Products marketed under the Worx Energy® brand, which are sold in 2-ounce bottles, will continue to be labeled as dietary supplements. The costs of the labeling changes have not been significant and we do not expect the remaining costs, if any, to be significant.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $151.6 million and $144.7 million for the three-months ended September 30, 2013 and 2012, respectively. Such sales were approximately 22% and 23% of gross sales for the three-months ended September 30, 2013 and 2012, respectively. Gross sales to customers outside the United States amounted to $442.6 million and $398.7 million for the nine-months ended September 30, 2013 and 2012, respectively. Such sales were approximately 23% and 22% of gross sales for the nine-months ended September 30, 2013 and 2012, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and nine-months ended September 30, 2013 and 2012 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below as well as to other customer types. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
Full service distributors	63%	62%	63%	63%
Club stores, drug chains & mass merchandisers	9%	10%	10%	9%
Outside the U.S.	22%	23%	23%	22%
Retail grocery, specialty chains and wholesalers	4%	3%	3%	4%
Other	2%	2%	1%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC and other Coca-Cola Company independent bottlers, Wal-Mart, Inc. (including Sam’s Club), select Anheuser-Busch, Inc. distributors, certain bottlers of the Coca-Cola Hellenic group, Kalil Bottling Group, Trader Joe’s, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 29% and 28% of our net sales for the three-months ended September 30, 2013 and 2012, respectively. CCR accounted for approximately 29% of our net sales for both the nine-months ended September 30, 2013 and 2012.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2013 and 2012, respectively.

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2013	2012	13 vs. 12	2013	2012	13 vs. 12
Gross sales, net of discounts & returns *	$686,623	$632,290	8.6%	$1,965,461	$1,828,455	7.5%
Less: Promotional and other allowances**	96,201	90,350	6.5%	259,882	239,270	8.6%
Net sales	590,422	541,940	8.9%	1,705,579	1,589,185	7.3%

Cost of sales	282,952	268,348	5.4%	809,809	767,417	5.5%
Gross profit***	307,470	273,592	12.4%	895,770	821,768	9.0%
Gross profit margin as a percentage of net sales	52.1%	50.5%		52.5%	51.7%

Operating expenses[1]	156,041	132,907	17.4%	457,610	385,026	18.9%
Operating expenses as a percentage of net sales	26.4%	24.5%		26.8%	24.2%

Operating income	151,429	140,685	7.6%	438,160	436,742	0.3%
Operating income as a percentage of net sales	25.6%	26.0%		25.7%	27.5%

Other (expense) income:
Interest and other (expense) income, net	(750)	331	326.6%	(8,690)	255	3,507.8%
Gain on investments and put options, net	44	222	(80.2%)	2,681	585	358.3%
Total other (expense) income	(706)	553	227.7%	(6,009)	840	815.4%

Income before provision for income taxes	150,723	141,238	6.7%	432,151	437,582	(1.2%)

Provision for income taxes	58,536	55,096	6.2%	169,596	165,545	2.4%

Net income	$92,187	$86,142	7.0%	$262,555	$272,037	(3.5%)
Net income as a percentage of net sales	15.6%	15.9%		15.4%	17.1%
Net income per common share:
Basic	$0.55	$0.49	11.9%	$1.58	$1.55	1.7%
Diluted	$0.53	$0.47	13.1%	$1.51	$1.47	3.2%

Case sales (in thousands) (in 192-ounce case equivalents)	59,204	54,611	8.4%	168,568	156,532	7.7%

1Includes $0.4 million and $0.01 million for the three-months ended September 30, 2013 and 2012, respectively, and $10.7 million and $0.6 million for the nine-months ended September 30, 2013 and 2012, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Results of Operations for the Three-Months Ended September 30, 2013 Compared to the Three-Months Ended September 30, 2012.

Gross Sales. Gross sales were $686.6 million for the three-months ended September 30, 2013, an increase of approximately $54.3 million, or 8.6% higher than gross sales of $632.3 million for the three-months ended September 30, 2012. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $53.5 million, or 98.5%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended September 30, 2013. Promotional and other allowances, as described in the footnote above, were $96.2 million for the three-months ended September 30, 2013, an increase of $5.9 million, or 6.5% higher than promotional and other allowances of $90.3 million for the three-months ended September 30, 2012. Promotional and other allowances as a percentage of gross sales decreased to 14.0% from 14.3% for the three-months ended September 30, 2013 and 2012, respectively.  As a result, the percentage increase in gross sales for the three-months ended September 30, 2013 was lower than the percentage increase in net sales.

Net Sales. Net sales were $590.4 million for the three-months ended September 30, 2013, an increase of approximately $48.5 million, or 8.9% higher than net sales of $541.9 million for the three-months ended September 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $49.8 million, or 102.7%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2013.

Case sales, in 192-ounce case equivalents, were 59.2 million cases for the three-months ended September 30, 2013, an increase of approximately 4.6 million cases or 8.4% higher than case sales of 54.6 million cases for the three-months ended September 30, 2012. The overall average net sales per case was $9.97 for the three-months ended September 30, 2013, which was 0.5% higher than the average net sales per case of $9.92 for the three-months ended September 30, 2012.

Net sales for the DSD segment were $566.8 million for the three-months ended September 30, 2013, an increase of approximately $50.5 million, or 9.8% higher than net sales of $516.3 million for the three-months ended September 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $49.8 million, or 98.6%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended September 30, 2013.

Net sales for the Warehouse segment were $23.7 million for the three-months ended September 30, 2013, a decrease of approximately $2.0 million, or 7.9% lower than net sales of $25.7 million for the three-months ended September 30, 2012.  The decrease in net sales for the Warehouse segment was primarily attributable to lower net sales of Hubert’s® lemonades as a result of increased promotional and other allowances.

Gross Profit.  Gross profit was $307.5 million for the three-months ended September 30, 2013, an increase of approximately $33.9 million, or 12.4% higher than the gross profit of $273.6 million for the three-months ended September 30, 2012. Gross profit as a percentage of net sales increased to 52.1% for the three-months ended September 30, 2013 from 50.5% for the three-months ended September 30, 2012.  The increase in gross profit dollars was primarily the result of the $53.5 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to changes in product sales mix, a reduction in product damages as well as compensation for past product damages in connection with shipments to Asia and a reduction in the cost of certain containers.

Operating Expenses.  Total operating expenses were $156.0 million for the three-months ended September 30, 2013, an increase of approximately $23.1 million, or 17.4% higher than total operating expenses of $132.9 million for the three-months ended September 30, 2012. The increase in operating expenses was partially attributable to increased expenditures of $6.5 million for professional service costs, including legal and accounting fees (of which $5.3 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks), increased expenditures of $4.6 million for sponsorships and endorsements, increased out-bound freight and warehouse costs of $3.3 million, a $2.5 million non-routine indirect tax related provision, increased expenditures of $2.0 for merchandise displays and increased expenditures of $1.2 million for allocated trade development.  Total operating expenses as a percentage of net sales was 26.4% for the three-months ended September 30, 2013, compared to 24.5% for the three-months ended September 30, 2012.

Contribution Margin.  Contribution margin for the DSD segment was $194.9 million for the three-months ended September 30, 2013, an increase of approximately $24.8 million, or 14.6% higher than the contribution margin of $170.1 million for the three-months ended September 30, 2012. The increase in the contribution margin for the DSD segment was primarily the result of the $53.5 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was ($2.2) million for the three-months ended September 30, 2013, approximately $2.2 million lower than the contribution margin of $0.04 million for the three-months ended September 30, 2012. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased promotional and other allowances as well as increased operating expenses.

Operating Income.  Operating income was $151.4 million for the three-months ended September 30, 2013, an increase of approximately $10.7 million, or 7.6% higher than operating income of $140.7 million for the three-months ended September 30, 2012. Operating income as a percentage of net sales decreased slightly to 25.6% for the three-months ended September 30, 2013 from 26.0% for the three-months ended September 30, 2012, primarily due to the increase in operating expenses as a percentage of net sales. The increase in operating income dollars was primarily due to a $33.9 million increase in gross profit, partially offset by an increase in operating expenses of $23.1 million. Operating income was negatively affected by combined operating losses of $5.2 million (which includes a $2.5 million non-routine indirect tax related provision) and $2.5 million for the three-months ended September 30, 2013 and 2012, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) was ($0.7) million for the three-months ended September 30, 2013, as compared to other income of $0.6 million for the three-months ended September 30, 2012. Foreign currency transaction losses were $1.0 million and $0.01 million for the three-months ended September 30, 2013 and 2012, respectively. Interest income was $0.3 million and $0.4 million for the three-months ended September 30, 2013 and 2012, respectively.

Provision for Income Taxes.  Provision for income taxes was $58.5 million for the three-months ended September 30, 2013, an increase of $3.4 million or 6.2% higher than the provision for income taxes of $55.1 million for the three-months ended September 30, 2012.  The effective combined federal, state and foreign tax rate decreased slightly to 38.8% from 39.0% for the three-months ended September 30, 2013 and 2012, respectively.  The decrease in the combined effective tax rate for the three-months ended September 30, 2013 was primarily the result of the lower non-deductible stock equity compensation as well a higher domestic production deduction in the three-months ended September 30, 2013.

Net Income.  Net income was $92.2 million for the three-months ended September 30, 2013, an increase of $6.0 million or 7.0% higher than net income of $86.1 million for the three-months ended September 30, 2012. The increase in net income was primarily attributable to an increase in gross profit of $33.9 million. The increase in net income was partially offset by an increase in operating expenses of $23.1 million and an increase in the provision for income taxes of $3.4 million.

Results of Operations for the Nine-Months Ended September 30, 2013 Compared to the Nine-Months Ended September 30, 2012.

Gross Sales. Gross sales were $1,965.5 million for the nine-months ended September 30, 2013, an increase of approximately $137.0 million, or 7.5% higher than gross sales of $1,828.5 million for the nine-months ended September 30, 2012. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $133.2 million, or 97.2%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. The increase in gross sales of our Hubert’s® lemonades represented approximately $10.2 million, or 7.4%, of the overall increase in gross sales. Gross sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic demand. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the nine-months ended September 30, 2013. Promotional and other allowances, as described in the footnote above, were $259.9 million for the nine-months ended September 30, 2013, an increase of $20.6 million, or 8.6% higher than promotional and other allowances of $239.3 million for the nine-months ended September 30, 2012. Promotional and other allowances as a percentage of gross sales increased to 13.2% from 13.1% for the nine-months ended September 30, 2013 and 2012, respectively. As a result, the percentage increase in gross sales for the nine-months ended September 30, 2013 was higher than the percentage increase in net sales.

Net Sales. Net sales were $1,705.6 million for the nine-months ended September 30, 2013, an increase of approximately $116.4 million, or 7.3% higher than net sales of $1,589.2 million for the nine-months ended September 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $111.8 million, or 96.1%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. The increase in net sales of our Hubert’s® lemonades represented approximately $8.1 million, or 7.0%, of the overall increase in net sales. Net sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic demand. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2013.

Case sales, in 192-ounce case equivalents, were 168.6 million cases for the nine-months ended September 30, 2013, an increase of approximately 12.0 million cases or 7.7% higher than case sales of 156.5 million cases for the nine-months ended September 30, 2012. The overall average net sales per case decreased to $10.12 for the nine-months ended September 30, 2013, which was 0.3% lower than the average net sales per case of $10.15 for the nine-months ended September 30, 2012.

Net sales for the DSD segment were $1,627.9 million for the nine-months ended September 30, 2013, an increase of approximately $112.5 million, or 7.4% higher than net sales of $1,515.5 million for the nine-months ended September 30, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $111.8 million, or 99.4%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the nine-months ended September 30, 2013.

Net sales for the Warehouse segment were $77.6 million for the nine-months ended September 30, 2013, an increase of approximately $3.9 million, or 5.3% higher than net sales of $73.7 million for the nine-months ended September 30, 2012.  The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of Hubert’s® lemonades. The increase in net sales for the Warehouse segment was partially offset by decreased sales by volume of Hansen’s® soda.

Gross Profit.  Gross profit was $895.8 million for the nine-months ended September 30, 2013, an increase of approximately $74.0 million, or 9.0% higher than the gross profit of $821.8 million for the nine-months ended September 30, 2012. Gross profit as a percentage of net sales increased to 52.5% for the nine-months ended September 30, 2013 from 51.7% for the nine-months ended September 30, 2012.  The increase in gross profit dollars was primarily the result of the $133.2 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to changes in product sales mix as well as a reduction in the cost of certain containers.

Operating Expenses.  Total operating expenses were $457.6 million for the nine-months ended September 30, 2013, an increase of approximately $72.6 million, or 18.9% higher than total operating expenses of $385.0 million for the nine-months ended September 30, 2012. The increase in operating expenses was partially attributable to increased expenditures of $16.4 million for professional service costs, including legal and accounting fees (of which $12.5 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks), increased expenditures of $10.1 million relating to the costs associated with terminating existing distributors, increased out-bound freight and warehouse costs of $10.0 million, increased payroll expenses of $8.7 million (of which $0.01 million was related to an increase in stock-based compensation), increased expenditures of $5.4 million for sponsorships and endorsements, increased expenditures of $4.3 million for allocated trade development, increased expenditures of $4.0 million for merchandise displays, increased expenditures of $3.8 million for point-of-sale materials, increased expenditures of $3.1 million for other marketing expenses and increased expenditures of $2.1 million for premiums.  Total operating expenses as a percentage of net sales was 26.8% for the nine-months ended September 30, 2013, compared to 24.2% for the nine-months ended September 30, 2012.

Contribution Margin.  Contribution margin for the DSD segment was $548.9 million for the nine-months ended September 30, 2013, an increase of approximately $33.9 million, or 6.6% higher than the contribution margin of $515.0 million for the nine-months ended September 30, 2012. The increase in the contribution margin for the DSD segment was primarily the result of the $133.2 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was ($0.7) million for the nine-months ended September 30, 2013, approximately $4.5 million lower than the contribution margin of $3.8 million for the nine-months ended September 30, 2012. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased promotional and other allowances as well as increased operating expenses.

Operating Income.  Operating income was $438.2 million for the nine-months ended September 30, 2013, an increase of approximately $1.4 million, or 0.3% higher than operating income of $436.7 million for the nine-months ended September 30, 2012. Operating income as a percentage of net sales decreased to 25.7% for the nine-months ended September 30, 2013 from 27.5% for the nine-months ended September 30, 2012, primarily due to the increase in operating expenses as a percentage of net sales. The increase in operating income dollars was primarily due to an increase in gross profit of $74.0 million, partially offset by a $72.6 million increase in operating expenses. Operating income was negatively affected by combined operating losses of $9.1 million and $9.4 million for the nine-months ended September 30, 2013 and 2012, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) was ($6.0) million for the nine-months ended September 30, 2013, as compared to other income of $0.8 million for the nine-months ended September 30, 2012. Foreign currency transaction losses were $9.3 million and $1.0 million for the nine-months ended September 30, 2013 and 2012, respectively. The increase in foreign currency losses during the nine-months ended September 30, 2013 was primarily related to our operations in Australia, Europe, Japan and South Africa. Interest income was $0.6 million and $1.2 million for the nine-months ended September 30, 2013 and 2012, respectively.

Provision for Income Taxes.  Provision for income taxes was $169.6 million for the nine-months ended September 30, 2013, an increase of $4.1 million or 2.4% higher than the provision for income taxes of $165.5 million for the nine-months ended September 30, 2012.  The effective combined federal, state and foreign tax rate increased to 39.2% from 37.8% for the nine-months ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate during the nine-months ended September 30, 2013 was primarily the result of the impact of losses in certain foreign subsidiaries for which there is no tax benefit, the establishment of a full valuation allowance against a tax capital loss recognized on the sale of certain available-for-sale auction rate securities, the release of $1.8 million of unrecognized tax benefits during the nine-months ended September 30, 2012 and a decrease in the domestic production deduction.

Net Income.  Net income was $262.6 million for the nine-months ended September 30, 2013, a decrease of $9.5 million or 3.5% lower than net income of $272.0 million for the nine-months ended September 30, 2012. The decrease in net income was primarily attributable to an increase in operating expenses of $72.6 million, an increase in other expenses of $6.8 million and an increase in the effective combined federal, state and foreign tax rate. The decrease in net income was partially offset by an increase in gross profit of $74.0 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $275.8 million for the nine-months ended September 30, 2013, as compared with net cash provided by operating activities of $218.0 million for the nine-months ended September 30, 2012.  For the nine-months ended September 30, 2013, cash provided by operating activities was primarily attributable to net income earned of $262.6 million and adjustments for certain non-cash expenses consisting of $21.6 million of stock-based compensation and $16.4 million of depreciation and other amortization. For the nine-months ended September 30, 2013, cash provided by operating activities also increased due to a $78.4 million increase in income taxes payable, a $40.2 million increase in accrued promotional allowances, a $33.7 million increase in accounts payable, a $21.2 million increase in accrued liabilities, a $4.8 million increase in deferred revenue and a $3.5 million increase in accrued distributor terminations. For the nine-months ended September 30, 2013, cash provided by operating activities was reduced due to a $104.7 million increase in accounts receivable, a $46.7 million increase in inventory, a $30.3 million increase in tax benefit from the exercise of stock options, a $13.0 million increase in prepaid expenses and other current assets, a $3.4 million increase in distributor receivables, a $4.9 million increase in prepaid income taxes and a $3.1 million gain on investments.

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

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $246.7 million for the nine-months ended September 30, 2013, as compared to net cash provided by investing activities of $79.0 million for the nine-months ended September 30, 2012.  For the nine-months ended September 30, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the nine-months ended September 30, 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property and additions to intangibles. For the nine-months ended September 30, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and proceeds from the sale of property and equipment. For the nine-months ended September 30, 2012, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments.

For both the nine-months ended September 30, 2013 and 2012, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by (used in) financing activities.  Net cash provided by financing activities was $33.7 million for the nine-months ended September 30, 2013, as compared to net cash used in financing activities of $375.7 million for the nine-months ended September 30, 2012.  For the nine-months ended September 30, 2013, cash provided by financing activities was primarily attributable to a $30.3 million tax benefit from the exercise of stock options and $18.2 million received from the issuance of common stock in connection with the exercise of certain stock options. For the nine-months ended September 30, 2013, cash used in financing activities was primarily attributable to $13.4 million of re-purchases of common stock.  For the nine-months ended September 30, 2012, cash used in financing activities was primarily attributable to $386.8 million of re-purchases of the Company’s common stock. For the nine-months ended September 30, 2012, cash provided by financing activities was primarily attributable to $8.4 million received from the issuance of common stock in connection with the exercise of certain stock options and a $4.3 million tax benefit from the exercise of stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring uses of cash.

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2013, we had $287.0 million in cash and cash equivalents and $325.3 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through September 30, 2014.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2013:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$74,919	$38,206	$35,900	$813	$-
Capital Leases	1,159	1,159	-	-	-
Operating Leases	16,732	4,708	9,232	2,336	456
Purchase Commitments²	34,904	34,904	-	-	-
	$127,714	$78,977	$45,132	$3,149	$456

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2013. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of September 30, 2013.

On August 12, 2013, the Company moved into its new corporate headquarters located in Corona, CA, which was previously acquired by the Company in October 2012.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2013 and 2012, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average net sales per case)	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
Net sales	$590,422	$541,940	$1,705,579	$1,589,185
Case sales (192-ounce case equivalents)	59,204	54,611	168,568	156,532
Average net sales per case	$9.97	$9.92	$10.12	$10.15

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

•	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
•	Our ability to effectively manage our inventories and/or our accounts receivables;
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
•

The outcome of product liability litigation and/or class action litigation regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;

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

•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	Our ability to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power and/or from high gasoline prices;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Peace Tea® iced teas and/or our other products;
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

•

Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those proposed by the Company in letters to senators or proposed by the American Beverage Association, of which the Company is a member, and the impact on the Company of such guidelines;

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

•	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
•	Economic or political instability in one or more of our international markets;
•	Our ability to secure and/or retain competent and/or effective distributors internationally;
•	The effectiveness of sales and/or marketing efforts of distributors of our products, most of which distribute products that are competitive with our products;
•

Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time and/or restrict the range of our products they carry and/or devote less resources to the sale of our products;

•	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
•	Changes in product category consumption;
•	Unforeseen economic and political changes;
•	Possible recalls of our products and/or defective production;
•	Our ability to make suitable arrangements for the co-packing of any of our products both domestically and internationally and/or the timely replacement of discontinued co-packing arrangements;
•	Our ability to make suitable arrangements for the procurement of non-defective raw materials;
•	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;
•	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities;
•	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	The failure of our bottlers and contract packers to manufacture our products on a timely basis or at all;
•	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;

•	Any disruption in and/or lack of effectiveness of our information technology systems that disrupts our business or negatively impacts customer relationships; and
•	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three- and nine-months ended September 30, 2013 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011.  The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death.  The plaintiffs claim general damages in excess of $25,000 and punitive damages.  The Company filed a demurrer and a motion to strike the plaintiffs’ complaint on November 19, 2012, and the plaintiffs filed a first amended complaint on December 19, 2012.  The Company filed its answer to the first amended complaint on June 7, 2013.  The court set a mediation completion date of November 26, 2013 and indicated that if the parties needed additional time to complete the mediation, the mediation could be scheduled for a later date.  Discovery has commenced but no trial date has been set. The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense.  The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera.  The Company seeks a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause.  On June 3, 2013, the City Attorney filed a motion to dismiss the Company’s complaint, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013.  On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion.

On October 17, 2013 (after the San Francisco Action described below was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss.  A hearing on that motion is scheduled for December 9, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court (the “San Francisco Action”).  The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the case to the United States District Court for the Northern District of California (the “Northern District Court”).  On July 3, 2013, the Company filed a motion to dismiss, stay, or transfer the action to the Central District Court.  On that same day, the City Attorney filed a motion to remand the case back to state court.  On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand.  Because of the remand, the Northern District Court did not reach the merits of the Company’s motion to dismiss, stay, or transfer the action.

Following remand of the San Francisco Action, the Superior Court designated the case as complex and set an initial case management conference for December 13, 2013.  The Company’s initial response to the complaint is due 30 days after the case management conference.

The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action the Company filed in the Central District Court.  The Company intends to vigorously defend against this lawsuit.  At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

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

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended September 30, 2013, 87 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.005 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs, including the April 2013 Repurchase Plan.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 8, 2013	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors and Chief Executive Officer