Form 10-K
period 2013-12-31
Monster Beverage Corp
filed 2014-03-03
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $9,168,059,511 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 24, 2014 was 166,877,164 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013.

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

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

·	Monster Energy®	·	Hansen’s®
·	Monster Rehab®	·	Hansen’s Natural Cane Soda®
·	Monster Energy Extra Strength Nitrous Technology®	·	Junior Juice®
·	Java Monster®	·	Blue Sky®
·	X-Presso Monster®	·	Hubert’s®
·	Muscle Monster®	·	Worx Energy®
·	Punch Monster™	·	Peace Tea®

Our Monster Energy® brand energy drinks, which represented 92.5%, 92.3% and 91.2% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively, include the following:

·	Monster Energy®	·	Java Monster® Kona Blend
·	Lo-Carb Monster Energy®	·	Java Monster® Loca Moca®
·	Monster Assault®	·	Java Monster® Mean Bean®
·	Monster Khaos®	·	Java Monster® Vanilla Light
·	Monster M-80® (named Ripper® in certain countries)	·	Java Monster® Irish Blend®
·	Monster Energy® Absolutely Zero	·	Java Monster® Toffee
·	Monster Energy® Import	·	Java Monster® Kona Cappuccino™
·	Monster Energy® Import Light	·	Monster Energy Extra Strength Nitrous
·	Punch Monster™ Baller’s Blend (formerly Dub Edition)		Technology® Super Dry™
·	Punch Monster™ Mad Dog (formerly Dub Edition)	·	Monster Energy Extra Strength Nitrous
·	Monster Rehab® Tea + Lemonade + Energy		Technology® Anti-Gravity®
·	Monster Rehab® Rojo Tea + Energy	·	Monster Energy Extra Strength Nitrous
·	Monster Rehab® Green Tea + Energy		Technology® Black Ice™
·	Monster Rehab® Protean + Energy	·	X-Presso Monster® Hammer
·	Monster Rehab® Tea + Orangeade + Energy	·	X-Presso Monster® Midnite
·	Monster Rehab® Tea + Pink Lemonade + Energy	·	Monster Cuba-Lima®
·	Muscle Monster® Vanilla	·	Monster Energy® Zero Ultra
·	Muscle Monster® Chocolate	·	Monster Energy® Ultra Blue
·	Muscle Monster® Coffee	·	Monster Energy® Ultra Red
·	Muscle Monster® Strawberry	·	M3® Monster Energy® Super Concentrate
·	Muscle Monster® Peanut Butter Cup	·	Übermonster® Energy Brew

Industry Overview

The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2013 for the “alternative” beverage category of the market are estimated at approximately $37.7 billion, representing an increase of approximately 5.0% over the estimated domestic U.S. wholesale sales in 2012 of approximately $35.9 billion (revised from a previously reported estimate of $31.8 billion).

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

Reportable Segments

We have two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice-based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily directly to retailers. Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically, have been allocated to “Corporate and Unallocated.” Our DSD segment represented 95.6%, 95.4% and 94.4% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Our Warehouse segment represented 4.4%, 4.6% and 5.6% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

For financial information about our reporting segments and geographic areas, refer to Note 16 of Notes to the Consolidated Financial Statements set forth in “Part II, Item 8 – Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

2013 Product Introductions

During 2013, we continued to expand our existing product lines and flavors and further develop our distribution markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During 2013, we introduced a number of new products, including the following:

·	Monster Mini’s™, 12-packs in 8-ounce size cans (January 2013).
·

Muscle Monster® Energy Shakes, non-carbonated energy shakes with 25-grams of protein in five flavors: Chocolate, Vanilla, Coffee (March 2013), Strawberry (November 2013) and Peanut Butter Cup (December 2013).

·	Monster Rehab® Tea + Pink Lemonade + Energy (March 2013).
·	Monster Energy® Ultra Blue, a carbonated energy drink which contains zero calories and zero sugar (March 2013).
·	Java Monster® Kona Cappuccino™ (March 2013).
·	Hansen’s® Sparkling Fruit Beverages, a line of 10-calorie beverages with all natural sweeteners (March 2013).
·	Peace Tea® Georgia Peach and Sno-Berry, ready-to-drink iced teas (June 2013).
·	Hubert’s® Lemonade, Strawberry Lemonade, Blackberry Lemonade and Cherry Limeade in 40-ounce glass bottles (July 2013).
·	Monster Energy® Ultra Red, a carbonated energy drink which contains zero calories and zero sugar (September 2013).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2013, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Packaging

We package our products in a variety of different package types and sizes including, but not limited to, aluminum cans, sleek aluminum cans, glass bottles, polyethylene terephthalate (PET) plastic bottles, high density polyethylene plastic bottles, aseptic boxes and stick packs.

Products – DSD Segment

Monster Energy® Brand Energy Drinks:

Monster Energy® Drinks - In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name in 16-ounce cans, which was almost double the size of our original Hansen’s® brand energy drinks (in 8.3-ounce cans) and the vast majority of competitive energy drinks on the market at that time. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other dietary ingredients (collectively, “dietary ingredients”) and are marketed through our full service distributor network. We offer the following products under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Monster Khaos®, Monster M-80® (named Ripper® in certain countries), Monster Energy® Absolutely Zero, Monster Energy® Import and Import Light, Punch Monster™ Baller’s Blend (formerly Dub Edition), Punch Monster™ Mad Dog (formerly Dub Edition), M3® Monster Energy® Super Concentrate energy drinks, Übermonster® Energy Brew, Monster Energy® Zero Ultra, Monster Energy® Ultra Blue, Monster Energy® Ultra Red and Monster Cuba-Lima®.

Java Monster® Coffee + Energy Drinks - A line of non-carbonated dairy based coffee + energy drinks. We offer the following products under the Java Monster® product line: Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend®, Java Monster® Toffee and Java Monster® Kona Cappuccino™.

X-Presso Monster® Coffee + Energy Drinks - A line of non-carbonated dairy based coffee + energy drinks. We offer the following products under the X-Presso Monster® coffee + energy drinks product line: X-Presso Monster® Hammer and X-Presso Monster® Midnite.

Muscle Monster® Energy Shakes – A line of non-carbonated energy shakes containing 25-grams of protein. We offer the following products under the Muscle Monster® Energy Shake product line: Chocolate, Vanilla, Coffee, Strawberry and Peanut Butter Cup.

Monster Energy Extra Strength Nitrous Technology® Energy Drinks - A line of carbonated energy drinks containing nitrous oxide. We offer the following products under the Monster Energy Extra Strength Nitrous Technology® product line: Super Dry™, Anti Gravity® and Black Ice™.

Monster Rehab® Tea + Energy Drinks - A line of non-carbonated energy drinks with electrolytes. We offer the following products under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Rojo Tea + Energy, Monster Rehab® Green Tea + Energy, Monster Rehab® Protean + Energy, Monster Rehab® Tea + Orangeade + Energy and Monster Rehab® Tea + Pink Lemonade + Energy.

Other:

Worx Energy® Energy Shots - A line of energy supplements which contains zero calories and zero sugar. We offer the following products under the Worx Energy® energy shot product line: Original Formula and Extra Strength.

Peace Tea® Iced Teas - A line of ready-to-drink iced teas. We offer the following teas under the Peace Tea® product line: Green, imported Ceylon, Sweet Lemon, Razzleberry, Cranberry, Pink Lemonade, Georgia Peach, Sno-Berry, Texas-Style Sweet tea as well as Caddy Shack® tea + lemonade.

Products – Warehouse Segment

Hansen’s® Brand Sodas - Hansen’s® brand sodas have been a leading natural soda brand on the West Coast of the United States for more than 30 years and are made with natural flavors. Hansen’s® brand sodas, sweetened with cane sugar, and Hansen’s® Diet Sodas, sweetened with Splenda® no calorie sweetener and Acesulfame-K, contain no preservatives, sodium, or caffeine. We offer the following sodas in a variety of flavors under the Hansen’s® brand name: Hansen’s® Sodas, Hansen’s® Diet Sodas and Hansen’s® Natural Mixers. We also offer unsweetened Hansen’s® Sparkling Waters, in a variety of flavors. In March 2013, we added Grape and Orange flavors to the Hansen’s® Sodas and Hansen’s® Diet Sodas product lines.

In March 2013, we introduced Hansen’s® Sparkling Fruit Beverages, a line of sparkling water beverages available in a variety of fruit flavors. Hansen’s® Sparkling Fruit Beverages have 10 calories per serving and are naturally sweetened with apple juice, stevia leaf extract and monk fruit extract. Hansen’s® Sparkling Fruit Beverages contain no preservatives, artificial sweeteners, or caffeine.

Blue Sky® Products - Our Blue Sky® products contain no preservatives, artificial sweeteners or caffeine (other than our Blue Sky® energy drinks) and are made with natural flavors. We offer the following products under the Blue Sky® product line: Blue Sky® Natural Soda, Blue Sky® Zero Calorie Sodas (sweetened with Truvia® brand stevia leaf extract), Blue Sky® Organic Natural Sodas, Blue Sky® Seltzer Waters, Blue Sky® Blue Energy® drinks, Blue Sky® Zero Calorie Blue Energy® drinks and Blue Sky® Café Energy drinks.

Hansen’s® Energy Drinks - Our original Hansen’s® Energy Drinks compete in the “functional” beverage category, namely, beverages that provide a benefit in addition to simply delivering refreshment. We offer the following products under the Hansen’s® Energy Drink product line: Hansen’s® Natural Energy Pro and Hansen’s® Energy Diet Red.

Hansen’s® Juice Products - Our fruit juice product line includes Hansen’s® Natural Apple Juice, Grape Juice, White Grape Juice, Pineapple Juice, Apple Grape Juice, Apple Strawberry Juice, Orange Juice, Cranberry Juice, Cranberry-Apple Juice,  Cranberry-Grape Juice, Ruby Red Grapefruit Juice, Apple Orange Pineapple Juice  and Organic Apple Juice.  Our juice product line contains 100% juice and 120% of the United States Recommended Daily Allowances (the “USRDA”) for vitamin C. In August 2013, we added Hansen’s® Natural Apple Cider, which also contains apple puree. We also offer Hansen’s® Natural Lo-Cal juice cocktails, a line of low-calorie cocktails in three flavors. The Lo-Cal juice cocktails are sweetened with Truvia® brand sweetener. Hansen’s® juice products compete in the shelf-stable juice category.

Hansen’s® Aseptic Juices - We offer a number of aseptically packed boxed juice products, including our dual-branded multi-vitamin 100% juice line, which we sell in conjunction with Costco Wholesale Corporation (“Costco”) through Costco stores. We also offer our Hansen’s® Natural line of multi-vitamin 100% juices, containing eleven essential vitamins and six essential minerals, Hansen’s® Natural Organic Apple Juice and Hansen’s® Natural Coconut Water Twist®, a line of fruit and coconut water juices containing 100% of the daily recommended allowance of vitamin C. In December 2013, we added Hansen’s® Natural Organic Fruit Punch and Organic Apple Berry flavors to our boxed juice product line.

Our Hansen’s® Junior Juice® product line is a 100% juice line targeted at toddlers and preschoolers. These juices have added calcium and all flavors contain 100% of the daily recommended allowance of vitamin C. We also offer Hansen’s® Organic Junior Juice® as well as Hansen’s® Organic Junior Water®, the latter, a lightly flavored reduced calorie beverage, both of which contain 100% of the daily recommended allowance of vitamin C.

Hubert’s® Lemonades - Our Hubert’s® Lemonade is a line of premium ready-to-drink lemonades. Hubert’s® Lemonade is sweetened with cane sugar and stevia leaf extract. Hubert’s® Lemonade contains no preservatives, artificial sweeteners, artificial flavors or caffeine. We offer the following products under the Hubert’s® Lemonade product line: Original Lemonade, Strawberry Lemonade, Limeade, Mango Lemonade, Raspberry Lemonade, Cherry Limeade and Blackberry Lemonade. In July 2013, we introduced a Diet Lemonade sub-line of select flavors. Hubert’s® Diet Lemonade has 10 calories per a serving and is naturally sweetened with stevia leaf extract, monk fruit extract and cane sugar. We also market Hubert’s® Half & Half, a line of premium ready-to-drink lemonade + tea drinks, in a variety of flavors. Hubert’s® Half & Half is sweetened with cane sugar and stevia leaf extract, and contains no preservatives or artificial sweeteners.

Hansen’s® Natural Fruit Stix® and Tea Stix™ - Our Fruit and Tea Stix™ product line is an all-natural, low-calorie powder drink mix line, sweetened naturally with Truvia® sweetener.

PRE® Drink Mixes - Our Hansen’s®  Natural PRE® Drink Mix is a line of probiotic digestive wellness powder drink mixes containing specially formulated blends by Jarrow Formulas. PRE® probiotic powder drink mix is sweetened with cane sugar and stevia leaf extract and available in a variety of fruit flavors.

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

We purchase concentrates, sweeteners, juices, flavors, dietary ingredients, cans, bottles, aseptic boxes, caps, labels, trays, boxes and other ingredients for our beverage products from our suppliers, which are delivered to our various third party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or other ingredients (including dietary ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

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

We pack certain of our products in a number of locations both domestically and internationally, including Australia, Brazil, Canada, Europe, Mexico and the United States, to enable us to produce products closer to the markets where they are sold, with the objective of reducing freight costs as well as transportation-related product damages. As distribution volumes increase in both our domestic and international markets, we will continue to source additional packing arrangements closer to such markets to further reduce freight costs. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to aluminum cans, PET plastic bottles, aseptic boxes, glass, labels, flavors, juice concentrates, dietary ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon our request. For certain of our products, including our Monster Energy® brand energy drinks, our Peace Tea® products, our Hansen’s® brand energy drinks, our aseptic juice products, our Hubert’s® lemonades, our Java Monster® product line, our Muscle Monster® product line, our Punch Monster™ product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

We continue to actively seek alternative and/or additional advantageously located co-packing facilities around the world, particularly in Asia, Canada, Central America, Europe, Mexico, the Middle East, South Africa, South America and the United States with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption in production and/or importation.

Distribution Agreements

During 2013, we continued to expand distribution of our products in both our domestic and international markets, and our Monster Energy® drinks are now sold in approximately 114 countries and territories around the world.  We have entered into agreements with various distributors providing for the distribution of our products during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years.  Such agreements remain in effect for their then current term as long as our products are being distributed, but may be terminated by either party upon written notice.  We are generally entitled to terminate such agreements at any time without cause upon payment of a termination fee.

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

(i)   Distribution agreements with bottlers of the Coca-Cola Hellenic group (“Coca-Cola Hellenic”) for the distribution of certain of our Monster Energy® drinks in Austria, Bulgaria, Czech Republic, Hungary, Slovakia, Cyprus, Greece, Latvia, Lithuania, Estonia, Switzerland and Poland.

Distribution levels vary by product and geographic location. Gross sales outside the United States accounted for $580.6 million, $513.9 million and $381.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, PET plastic bottles as well as flavors, juice concentrates, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials, the costs of which are subject to fluctuations.

We purchase beverage flavors, concentrates, juices, dietary ingredients, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

Generally, raw materials utilized by us in our business are readily available from numerous sources. However, certain raw materials are manufactured by only one company.  We purchase certain flavors, vitamin blends and herbs, certain other dietary ingredients and sucralose, as well as certain other ingredients, from single manufacturers. Additionally, certain of our containers and flavors are only manufactured by single companies.

With regard to our Java Monster® and Muscle Monster® product lines, the dairy and protein industries are subject to shortages and increased demand from time to time, which may result in higher prices.

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

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), The Dr. Pepper Snapple Group, Inc. (the “DPS Group”), Red Bull Gmbh, Kraft Foods, Inc., Suntory Holdings, Ltd., Nestle Beverage Company, Tree Top Inc. (“Tree Top”) and Ocean Spray Cranberries Inc. (“Ocean Spray”). We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, Red Devil, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Redline Energy Shots, and many other brands. TCCC and PepsiCo also market and/or distribute additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX, Mountain Dew Kickstart and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Adrenaline Rush, Relentless and numerous local and private label brands that usually differ from country to country, such as Power Play, Mother, Hell, Shock, Tiger, Boost, TNT, Shark, Hot 6, Nalu, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, Ultra  and a host of other international brands.

Our Java Monster® and X-Presso Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best and illy issimo coffee.

Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, ABB Pure Pro and Gatorade Recover Protein Shake.

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

Sales and Marketing

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to enhance demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

We have historically marketed our Monster Energy®, Hansen’s® and Blue Energy® energy drink products as dietary supplements in accordance with the statutory definition of “dietary supplement” set forth in the Federal Food, Drug, and Cosmetic Act (the “FFDC Act”).  However, as permitted under the FFDC Act and the U.S. Food and Drug Administration (the “FDA”) regulations, we determined to transition the labeling and marketing of these energy drink products from dietary supplements to conventional foods. In the first quarter of 2013, we began transitioning the labeling of such products. Products marketed under the Worx Energy® brand, which are sold in 2-ounce bottles, will continue to be labeled as dietary supplements. The costs of the labeling changes have not been significant and we do not expect the remaining costs, if any, to be significant.

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

We increased expenditures for our sales and marketing programs by approximately 8.8% in 2013 compared to 2012. As of December 31, 2013, we employed 1,571 employees in sales and marketing activities, of which 805 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2013, 2012 and 2011 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	2013	2012	2011
Full service distributors	63%	63%	64%
Club stores, drug chains & mass merchandisers	9%	9%	10%
Outside the U.S.	23%	22%	20%
Retail grocery, specialty chains and wholesalers	3%	4%	4%
Other	2%	2%	2%

Our customers include the TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), the AB Distributors, New CCE, certain bottlers of Coca-Cola Hellenic, Kalil Bottling Group, Trader Joe’s, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc.  CCR accounted for approximately 29%, 28% and 29% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Intellectual Property

We presently have approximately 4,000 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress, and other intellectual property as very important to our business.  We consider Monster® (registered outside of the United States), Monster Energy®, ®, M Monster Energy®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster™, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®,  X-Presso Monster®, Hansen’s Natural Cane Soda®, Hansen’s®, Peace Tea®, Worx Energy®, Blue Sky®, Hubert’s® and Junior Juice® to be our core trademarks.

We protect our trademarks by applying for registrations and registering our trademarks with the United States Patent and Trademark Office and with government agencies in other countries around the world, particularly where our products are distributed and sold.  We assert copyright ownership of the statements, graphics and content appearing on the packaging of our products and in our marketing materials.  We aggressively pursue individuals and/or entities seeking to profit from the unauthorized use of our trademarks and copyrights, including, without limitation, wholesalers, street vendors, retailers, online auction site sellers and website operators. In addition to initiating civil actions against these individuals and entities, we work with law enforcement officials where appropriate.

Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.

We enforce and protect our trademark rights against third parties infringing or disparaging our trademarks by opposing registration of conflicting trademarks, and initiating litigation as necessary.

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal and state regulations, including but not limited to: the FFDC Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

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

In January 2013, we received a letter from Representative Edward J. Markey, Senator Richard J. Durbin and Senator Richard Blumenthal requesting information from us to enable them to better understand a number of issues relating in part to an investigation they said has been launched by the FDA examining energy drinks and potential health risks, particularly for groups of vulnerable individuals, including young people and those with pre-existing cardiac conditions. We provided a response to their letter. The Congressmen subsequently issued a report and recommendations, most of which we had already implemented.

In July 2013, we received a letter from Michael M. Landa, director of the FDA’s Center for Food Safety and Applied Nutrition, asking for documents and information about the Company’s judgment that caffeine in its energy drinks is generally recognized as safe (“GRAS”) for this use. We provided a response to this letter.

In August 2013, at the request of the FDA, the Institute of Medicine (“IOM”) conducted a public workshop to review the available science regarding safe levels of caffeine consumption in foods, beverages and dietary supplements and to identify data gaps. The IOM released a report summarizing the workshop proceedings in January 2014.

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

In July 2012, we received a subpoena from a state attorney general in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

In October 2012, we received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand energy drinks and specifically concerning the safety of its products for consumption by adolescents. See “Part I, Item 3 – Legal Proceedings” below for additional information.

Regulations took effect in Canada on January 11, 2013 that inter alia re-classified energy drinks from “natural health products” to “food.”  As a result, energy drinks are required to carry a warning that they are not recommended for children or breast-feeding women and should not be mixed with alcohol.

In the United States, as permitted under the FFDC Act and FDA regulations, we decided to transition the labeling and marketing of our products sold under the Monster Energy®, Hansen’s Energy® and Blue Energy® brands from dietary supplements to conventional foods.  New labels for such products as conventional foods were introduced beginning in the first quarter of 2013. Products marketed under the Worx Energy® brand, which are sold in 2-ounce bottles, will continue to be labeled as dietary supplements.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or restrict the venues in which energy drinks can be sold and/or to restrict the use of the Supplemental Nutrition Assistance Program (“SNAP”) (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries.

In January 2013, Chicago Alderman Ed Burke proposed a ban on the sale and distribution of energy drinks to all consumers, not just minors, in Chicago (the “Chicago Proposal”).  The Chicago Proposal defined “energy drink” to include “a canned or bottled beverage which has 180 milligrams or more of caffeine per single-serve container and contains Taurine or Guarana”.  That proposal has not been enacted to date.

In March 2013, a bill was proposed in the Illinois General Assembly to ban the sale of energy drinks (defined as beverages containing one or more of the following ingredients: taurine, guarana, glucuronolactone or ginseng) to anyone younger than 18 years of age. In January 2014, Los Angeles City Councilman Bernard Parks proposed a bill to ban anyone younger than 18 years of age from purchasing energy drinks.  In addition, in February 2014, a bill was introduced in the Maryland General Assembly that would prohibit the sale of energy drinks to individuals younger than 18 years of age.

In March 2013, Suffolk County enacted two local laws; one bans the distribution of free samples of energy drinks (which the law characterizes as “stimulant drinks”) to individuals under the age of eighteen in that county, and the second bans the sale or distribution of such drinks in Suffolk County parks.

Excise Taxes on Energy Drinks.  Legislation that would impose an excise tax on sweetened beverages has been proposed in Congress, in some state legislatures, including Connecticut, Hawaii, Massachusetts, Nebraska, Oregon, Rhode Island and Texas, and in some local governments, such as San Francisco and Berkeley, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  The imposition of such taxes on our products would increase the cost of the products or, to the extent levied directly on consumers, make our products less affordable.  Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business.  On January 1, 2011, Mexico instituted a 25% excise tax on certain energy drinks, to which our products are currently not subject; however, in October 2013, Mexico passed a $1 MXN tax per liter on sugar-sweetened beverages, which became effective January 1, 2014. Effective January 1, 2013, Hungary instituted an excise tax of approximately $0.18 (at current exchange rates) per liter on drinks containing more than 15 milligrams of caffeine per 100 milliliters, to which our products are subject. In October 2013, the French Parliament passed legislation taxing energy drinks at a rate of €1 EUR per liter, which was approved by the French Supreme Court in December 2013 and went into effect on January 1, 2014.

Limits on Caffeine Content.  Legislation, including the Chicago Proposal, has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. On January 1, 2013, regulations took effect in Canada that limit the amount of caffeine contained in any beverage in a single-serving can or bottle to less than 180 milligrams.  We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected.  However, there can be no assurance that we will be able to satisfactorily do so in other jurisdictions that adopt similar legislation.

Limitations on Container Size.  In September 2012, the Board of Health of New York City approved regulations prohibiting the sale, in certain sales channels, mainly food service establishments, of certain sweetened drinks in containers larger than 16 fluid ounces. The regulations were expected to take effect in March 2013, but a New York state court invalidated them as exceeding the Board of Health’s authority, and an appellate court agreed with this ruling. The decision is currently on appeal to the state’s highest court. The mayor of Cambridge, Massachusetts has proposed a similar initiative.

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

Employees

As of December 31, 2013, we employed a total of 2,013 employees of which 1,240 were employed on a full-time basis. Of our 2,013 employees, we employed 442 in administrative and operational capacities and 1,571 persons in sales and marketing capacities.

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

1 Monster Way

Corona, CA 92879

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

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size, or impose age restrictions for the sale of energy drinks.  For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.”  Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local and municipal level in respect of each of the foregoing subject areas.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages.  To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold individually or in the aggregate, it could result in a reduction in demand for our energy drinks and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FFDC Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

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

In 2012, we were named as a defendant in a product liability lawsuit, which alleged that the consumption of two 24-ounce cans of Monster Energy® over the course of two days, caused the wrongful death of a fourteen year old girl (Anais Fournier) in December 2011. We do not believe that our products are responsible for the death of Ms. Fournier and intend to continue to vigorously defend the lawsuit. In addition, another product liability lawsuit was filed against us in 2012, which we believe to be without merit and intend to vigorously defend. We have also been named as a defendant in certain other complaints containing similar allegations to those presented in the Fournier lawsuit, each of which we believe is also without merit and would not have a material adverse effect on our financial position or results of operations in the event any damages were awarded.

In October 2012, we received a written request for information from the City Attorney for the City and County of San Francisco (the “City Attorney”) concerning our advertising and marketing of our Monster Energy® brand of energy drinks and specifically concerning the safety of our products for consumption by adolescents. In a subsequent letter, the City Attorney threatened to bring suit against us if we did not agree to take certain steps immediately and, on May 6, 2013, the City Attorney filed a complaint against us for declaratory and injunctive relief, civil penalties and restitution for an alleged violation of California’s Unfair Competition Law. We deny that we have violated the Unfair Competition Law or any other law and believe that the City Attorney’s claims and demands are preempted and unconstitutional. We intend to vigorously defend against the lawsuit. At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

Several other lawsuits have been filed against us claiming that certain statements made in our advertisements and/or on the labels of our products were false and/or misleading in nature and/or that our products are not safe. Putative class action lawsuits have also recently been filed against certain of our competitors asserting that certain claims in their advertisements amount to false advertising. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or that our products are in any way unsafe and intend to vigorously defend these lawsuits.

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

An unfavorable report on the health effects of caffeine, or criticism or negative publicity regarding the caffeine content in our products or energy drinks generally, could have an adverse effect on our business, financial condition and results of operations.  Articles critical of the caffeine content in energy drinks and/or indicating certain health risks of energy drinks have been published in recent years. We believe that the softness in the overall energy drink market in the U.S. that has been experienced may be due in part to the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine) and/or the levels thereof and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, they could adversely affect the demand for our products.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products, flavors, product positioning as well as promotion and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, many of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in many cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull Gmbh, the DPS Group, Kraft Foods Inc., Suntory Holding, Ltd., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

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

In 2013, the global economy improved as compared to 2012, however uncertainty continues to exist as to the overall rate and stability of the recovery.  Global economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that any of the recent economic improvements will be sustainable, or that they will enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets, or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any crisis in European and other international markets. If the improved economic conditions are slower than anticipated or if conditions worsen, our industry, business and results of operations could be materially and adversely affected.

Changes in consumer preferences may reduce demand for some of our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could reduce our revenues and adversely affect our results of operations. Recently, concerns have emerged regarding diet sodas and in particular, aspartame, which we do not use in our products.

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

Our gross sales to customers outside of the United States were approximately 23%, 22% and 20% of consolidated gross sales for the years ended December 31, 2013, 2012 and 2011, respectively, and our growth strategy includes further expanding our international business. If we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some areas we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the U.S. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

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

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment, which is comprised primarily of energy drinks, represented 95.6% of net sales for the year ended December 31, 2013. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the more recently emerging energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, Red Devil, Xenergy, MiO Energy, Rip It, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, 5-Hour Energy Shots, Stacker 2, VPX Redline Energy Shots and many other brands. A number of companies who market and distribute iced teas, juice cocktails and enhanced waters in different packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Sobe Life Water, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea, Activate, Neuro and Vitamin Water, have added dietary ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits.  In addition, certain large companies such as TCCC and PepsiCo, market and/or distribute products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX, Mountain Dew Kickstart and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Adrenaline Rush, Relentless and numerous local and private label brands that usually differ from country to country, such as Power Play, Mother, Hell, Shock, Tiger, Boost, Speed, TNT, Shark, Hot 6, Shark Energy, Nalu, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, Ultra and a host of other international brands. Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best and illy issimo coffee drinks. Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, ABB Pure Pro and Gatorade Recover Protein Shake. Competitive pressures in the energy drink category could impact our revenues and/or we could experience price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. In the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including our Monster Energy® brand energy drinks, our Worx Energy® energy shots, our Peace Tea® product line, our Hansen’s® brand energy drinks, our aseptic juice products, our Hubert’s® Lemonades, our Muscle Monster® product line, our Java Monster® product line and certain of our other products. While we believe a short-term disruption or delay in production would not significantly affect our revenue, a lengthy disruption or delay in the production of any of such products could significantly adversely affect our revenues from such products because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.

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

We continually seek to expand and/or improve the distribution of our products by entering into agreements with regional bottlers and/or other direct store delivery distributors having established sales, marketing and distribution organizations.

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

CCR accounted for approximately 29% and 28% of our net sales for the years ended December 31, 2013 and 2012, respectively. A decision by CCR, CCRC, New CCE, the AB Distributors, Wal-Mart, Inc. (including Sam’s Club), Coca-Cola Hellenic, or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, PET plastic bottles, as well as flavors, juice concentrates, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials; the costs and availability of which are subject to fluctuations. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials although we do, from time to time, enter into purchase agreements for a significant portion of our annual anticipated requirements for certain raw materials such as aluminum cans, apple juice, sugar and sucralose.

In addition, some of these raw materials, including certain sizes of cans, are available from a limited number of suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, PET plastic bottles, glass bottles, labels, sucralose, flavors, dietary ingredients, juice concentrates, certain sweeteners, coffee, tea, protein, packaging materials or co-packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, dietary ingredients and sweeteners have been and could, from time to time in the future, be experienced. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

If we do not maintain sufficient inventory levels and/or if we are unable to deliver our products to our customers in sufficient quantities, and/or if our customers’ or retailers’ inventory levels are too high, our operating results could be adversely affected.

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

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions. There can be no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preference and demand. Product quality and/or ingredient content issues, efficacy or lack thereof, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media, internet or elsewhere, studies in general and regulatory or other governmental inquiries, in each case whether involving our products or those of our competitors, as well as proposed or new legislation affecting our industry.

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

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates and dietary ingredients used in our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain including, without limitation, the availability of, and/or result in higher prices for juice concentrates, natural flavors and dietary ingredients or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after-tax income.  Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages generally or energy drinks in particular) could affect our products’ affordability and reduce our sales.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which may be based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any projected levels or mixes of product sales and/or revenues and/or gross margins and/or operating profits and/or net income. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2013, our stock price high was $68.33 and our stock price low was $45.38.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 24, 2014, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 13% of our outstanding common stock. Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

Our cash flow may not be sufficient to fund our long term goals.

Although we currently have sufficient cash to support our planned operating activities in the current year, we may be unable to generate sufficient cash flow to support our capital expenditure plans and general operating activities in the future. In addition, the terms and/or availability of our credit facility and/or the activities of our debtors and/or creditors could affect the financing of our future growth.

Our investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2013, we had $211.3 million in cash and cash equivalents, $402.2 million in short-term investments and $9.8 million of long-term investments (comprised entirely of auction rate securities). We have historically invested these amounts in U.S. Treasury bills, certificates of deposit, commercial paper, government agencies and municipal securities (which may have an auction reset feature), corporate notes and bonds, variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in “Part I, Item 3 – Legal Proceedings” and in “Part II, Item 8, Note 9” to our consolidated financial statements contained in this Form 10-K.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

Our owned corporate office is located at 1 Monster Way, Corona, California 92879,  and consists of an approximately 141,000 square-foot, free standing, six-story building. Our main warehouse and distribution space is located in a leased 346,495 square-foot building in Corona, California. In addition, we lease significantly smaller office and warehouse space both domestically and in certain international locations.

ITEM 3.          LEGAL PROCEEDINGS

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011. The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The plaintiffs claim general damages in excess of $25,000 and punitive damages. The Company filed a demurrer and a motion to strike the plaintiffs’ complaint on November 19, 2012, and the plaintiffs filed a first amended complaint on December 19, 2012. The Company filed its answer to the first amended complaint on June 7, 2013. The parties attended a court ordered mediation on January 23, 2014.  Discovery has commenced but no trial date has been set. The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense. The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

The District Court dismissed the Consolidated Class Action Complaint, with leave to amend, on July 12, 2010. Plaintiff thereafter filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws on August 27, 2010 (the “Amended Class Action Complaint”). While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint dropped certain of the allegations set forth in the Consolidated Class Action Complaint and made certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants. In addition, it no longer named Thomas J. Kelly as a defendant.

On September 4, 2012, the District Court dismissed certain of the claims in the Amended Class Action Complaint, including plaintiff’s allegations relating to promotional expenses, but denied defendants’ motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations. Plaintiff filed a motion seeking class certification on December 6, 2012, which the court denied, without prejudice, on January 17, 2014. Fact discovery in the action was stayed pending resolution of the class certification motion.

Following a mediation conducted by an independent mediator, the parties are currently negotiating the terms of a possible settlement of the action.  On February 11, 2014, the District Court entered an Order staying the action to allow the parties time to complete their negotiations and to prepare and file papers seeking approval of any proposed settlement. A status conference is scheduled for March 13, 2014.   Management believes that any potential settlement, if completed, will be fully paid by insurance and will not have a material adverse effect on the Company’s financial position or results of operations.

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

On October 17, 2013 (after the San Francisco Action described below was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the action.  The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the case to the United States District Court for the Northern District of California (the “Northern District Court”). On July 3, 2013, the City Attorney filed a motion to remand the case back to state court. On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand the San Francisco Action back to state court.

On January 15, 2014, the Company filed a demurrer to and motion to strike allegations in the complaint in the San Francisco Action.  The demurrer and motion to strike are currently scheduled for a hearing on March 4, 2014.  The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action the Company filed in the Central District Court. The Company intends to vigorously defend against this lawsuit. At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action. In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine). The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage or other negative health effects and/or that the products themselves are unsafe). Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment. In their prayers for relief, the plaintiffs seek, inter alia, compensatory and punitive damages, restitution, attorneys’ fees, and, in some cases, injunctive relief. The Company regards these cases and allegations as having no merit. Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.          Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  On January 5, 2012, stockholders of the Company approved the Company’s name change from Hansen Natural Corporation to Monster Beverage Corporation. In addition, on January 9, 2012, the Company’s common stock began trading under the symbol “MNST”. As of February 24, 2014, there were 166,877,164 shares of the Company’s common stock outstanding held by approximately 282 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2013	High	Low
First Quarter	$54.34	$45.38
Second Quarter	$62.94	$47.16
Third Quarter	$66.12	$51.85
Fourth Quarter	$68.33	$51.15

Year Ended December 31, 2012	High	Low
First Quarter	$63.18	$45.57
Second Quarter	$83.96	$60.66
Third Quarter	$75.00	$50.20
Fourth Quarter	$59.07	$39.99

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

On November 13, 2012, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the year ended December 31, 2013, the Company purchased 0.257 million shares of common stock at an average purchase price of $51.99 per share for a total amount of $13.4 million (excluding broker commissions), which exhausted the availability under the November 2012 Repurchase Plan.

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the year ended December 31, 2013, the Company purchased 0.951 million shares of common stock at an average purchase price of $56.98 per share for a total amount of $54.2 million (excluding broker commissions).

During the year ended December 31, 2013, 0.001 million shares were repurchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs, including the April 2013 Repurchase Plan.

The following tabular summary reflects our repurchase activity during the quarter ended December 31, 2013.

2013	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
November 1 - November 30	950,690	$56.98	950,690	$145,814
Total	950,690	$56.98

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	13,346,989	$15.71	12,256,906

Equity compensation plans not approved by stockholders	-	-	-

Total	13,346,989	$15.71	12,256,906

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2008. The Company’s current self-selected peer group is comprised of The Coca-Cola Company, DPS Group, National Beverage Corporation, Jones Soda Company and Cott Corporation.

ITEM 6.          SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2011 through 2013 and the balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2013	2012	2011	2010	2009
Gross sales*¹	$2,586,531	$2,373,499	$1,950,490	$1,488,516	$1,309,335

Net sales¹	$2,246,428	$2,060,702	$1,703,230	$1,303,942	$1,143,299

Gross profit¹	$1,172,931	$1,065,656	$894,309	$680,240	$612,316

Gross profit as a percentage to net sales	52.2%	51.7%	52.5%	52.2%	53.6%
Operating income²	$572,916	$550,623	$456,423	$347,814	$337,309

Net income	$338,661	$340,020	$286,219	$212,029	$208,716

Net income per common share:
Basic	$2.03	$1.96	$1.62	$1.20	$1.16
Diluted	$1.95	$1.86	$1.53	$1.14	$1.10

Cash, cash equivalents and investments	$623,388	$340,949	$793,807	$643,680	$427,672

Total assets	$1,420,509	$1,043,325	$1,362,399	$1,146,950	$850,189

Stockholders’ equity	$992,279	$644,397	$979,158	$828,398	$584,953

¹Includes $14.8 million, $13.2 million, $13.0 million, $10.0 million and $8.2 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, related to the recognition of deferred revenue.

²Includes $10.8 million, $1.5 million, $1.1 million, $0.3 million and $1.9 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

·                 Our Business – a general description of our business; the value drivers of our business; and opportunities and risks facing our Company;

·                 Results of Operations – an analysis of our consolidated results of operations for the three years presented in our financial statements;

·                 Sales – details of our sales measured on a quarterly basis in both dollars and cases;

·                 Inflation – information about the impact that inflation may or may not have on our results;

·                 Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;

·                 Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;

·                 Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and

·                 Market Risks – information about market risks and risk management.  (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures About Market Risks”).

Our Business

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

· Monster Energy®	· Hansen’s®
· Monster Rehab®	· Hansen’s Natural Cane Soda®
· Monster Energy Extra Strength Nitrous Technology®	· Junior Juice®
· Java Monster®	· Blue Sky®
· X-Presso Monster®	· Hubert’s®
· Muscle Monster®	· Worx Energy®
· Punch Monster™	· Peace Tea®

Our Monster Energy® drinks, which represented 92.5%, 92.3% and 91.2% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively, include the following:

· Monster Energy®	· Java Monster® Kona Blend
· Lo-Carb Monster Energy®	· Java Monster® Loca Moca®
· Monster Assault®	· Java Monster® Mean Bean®
· Monster Khaos®	· Java Monster® Vanilla Light
· Monster M-80® (named Ripper® in certain countries)	· Java Monster® Irish Blend®
· Monster Energy® Absolutely Zero	· Java Monster® Toffee
· Monster Energy® Import	· Java Monster® Kona Cappuccino™
· Monster Energy® Import Light · Punch Monster™ Baller’s Blend (formerly Dub Edition)	· Monster Energy Extra Strength Nitrous Technology® Super Dry™
· Punch Monster™ Mad Dog (formerly Dub Edition) · Monster Rehab® Tea + Lemonade + Energy	· Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
· Monster Rehab® Rojo Tea + Energy · Monster Rehab® Green Tea + Energy	· Monster Energy Extra Strength Nitrous Technology® Black Ice™
· Monster Rehab® Protean + Energy · Monster Rehab® Tea + Orangeade + Energy	· X-Presso Monster® Hammer · X-Presso Monster® Midnite
· Monster Rehab® Tea + Pink Lemonade + Energy	· Monster Cuba-Lima®
· Muscle Monster® Vanilla	· Monster Energy® Zero Ultra
· Muscle Monster® Chocolate	· Monster Energy® Ultra Blue
· Muscle Monster® Coffee	· Monster Energy® Ultra Red
· Muscle Monster® Strawberry	· M3® Monster Energy® Super Concentrate
· Muscle Monster® Peanut Butter Cup	· Übermonster® Energy Brew

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

During the year ended December 31, 2013, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the year ended December 31, 2013, we introduced the following products:

·                 Monster Mini’s™, 12-packs in 8-ounce size cans (January 2013).

·                 Muscle Monster® Energy Shakes, non-carbonated energy shakes with 25-grams of protein in five flavors: Chocolate, Vanilla, Coffee (March 2013), Strawberry (November 2013) and Peanut Butter Cup (December 2013).

·                 Monster Rehab® Tea + Pink Lemonade + Energy (March 2013).

·                 Monster Energy® Ultra Blue, a carbonated energy drink which contains zero calories and zero sugar (March 2013).

·                 Java Monster® Kona Cappuccino™ (March 2013).

·                 Hansen’s® Sparkling Fruit Beverages, a line of 10-calorie beverages with all natural sweeteners (March 2013).

·                 Peace Tea® Georgia Peach and Sno-Berry, ready-to-drink iced teas (June 2013).

·                 Hubert’s® Lemonade, Strawberry Lemonade, Blackberry Lemonade and Cherry Limeade in 40-ounce glass bottles (July 2013).

·                 Monster Energy® Ultra Red, a carbonated energy drink which contains zero calories and zero sugar (September 2013).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2013, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our gross sales of $2,586.5 million for the year ended December 31, 2013 represented record annual sales. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $2,412.4 million for the year ended December 31, 2013, an increase of $207.4 million, or 97.4% of our overall increase in gross sales for the year ended December 31, 2013. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results.

The percentage increase in gross sales was 9.0%, 21.7% and 31.0% for the years ended December 31, 2013, 2012 and 2011, respectively. We believe the decrease in the percentage growth rate for the year ended December 31, 2013 was primarily attributable to less robust growth of our Monster Energy® drink line in our United States and European energy drink markets. In addition, the growth rate for the year ended December 31, 2012 was positively impacted by sales in Japan, which began in the second quarter of 2012 and therefore did not have a 2011 comparable.

Our DSD segment represented 95.6%, 95.4% and 94.4% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Our Warehouse segment represented 4.4%, 4.6% and 5.6% of our consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to enhance demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

We have historically marketed our Monster Energy®, Hansen’s® and Blue Energy® energy drink products as dietary supplements in accordance with the statutory definition of “dietary supplement” set forth in the FFDC Act.  However, as permitted under the FFDC Act and FDA regulations, we decided to transition the labeling and marketing of these energy drink products from dietary supplements to conventional foods.  In the first quarter of 2013, we began transitioning the labeling of such products. Products marketed under the Worx Energy® brand, which are sold in 2-ounce bottles, will continue to be labeled as dietary supplements. The costs of the labeling changes have not been significant and we do not expect the remaining costs, if any, to be significant.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $580.6 million, $513.9 million and $381.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such sales were approximately 23%, 22% and 20% of gross sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2013, 2012 and 2011 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	2013	2012	2011
Full service distributors	63%	63%	64%
Club stores, drug chains & mass merchandisers	9%	9%	10%
Outside the U.S.	23%	22%	20%
Retail grocery, specialty chains and wholesalers	3%	4%	4%
Other	2%	2%	2%

Our customers include the TCCC North American Bottlers, Wal-Mart, Inc. (including Sam’s Club), the AB Distributors, New CCE, Coca-Cola Hellenic, Kalil Bottling Group, Trader Joe’s, Swire Coca-Cola, Costco, The Kroger Co. and Safeway, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 29%, 28% and 29% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

·                 Profitable Growth – We believe “functional” value added brands properly supported by marketing and innovation, targeted to a diverse consumer base, drive profitable growth.  We continue to broaden our family of brands. In particular, we are expanding our energy drinks and specialty beverages to provide more alternatives to consumers.  We are focused on maintaining profit margins and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

·                 International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth.

·                 Cost Management – The principal focus of cost management will continue to be on reducing input supply and production costs on a per-case basis, including raw material costs and co-packing fees. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales. The reduction of accounts receivable and inventory days on hand also remains a further key area of focus.

·                 Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provide a competitive advantage.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented in the U.S. and internationally, will result in: (1) improving or maintaining our product gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profits, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2014 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012”).

As of December 31, 2013, the Company had working capital of $867.0 million compared to $546.5 million as of December 31, 2012. The increase in working capital was primarily the result of retained profits reflected in a combined overall increase in cash, cash equivalents and short-term investments. For the year ended December 31, 2013, our net cash provided by operating activities was approximately $342.0 million as compared to $287.7 million for the year ended December 31, 2012. Principal uses of cash flows in 2013 were purchases of investments, repurchases of our common stock, purchases of inventory, development of our Monster Energy® brand internationally, acquisition of property and equipment (including the Company’s new corporate office) and acquisition of trademarks. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and our Company.  Legislation has been proposed and/or adopted at the U.S. state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose taxes, limit product sizes or impose age restrictions for the sale of energy drinks.  In addition, articles critical of the caffeine content in energy drinks and their perceived benefits and articles indicating certain health risks of energy drinks have been published. The proposal and/or adoption of such legislation and the publication of such articles, or the future proposal and/or adoption of similar legislation or publication of similar articles, may adversely affect our Company. In addition, uncertainty and volatility in domestic and international economic markets could negatively affect both the stability of our industry and our Company. Furthermore, our growth strategy includes expanding our international business which exposes us to risks inherent in conducting international operations. Decreased consumer discretionary spending also represents a challenge to the successful marketing and sale of our products. Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles continue to represent a challenge. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and low calorie beverages, juices and juice drinks, waters and energy drinks. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety. (See “Part I, Item 1A – Risk Factors”).

Our historical success is attributable, in part, to our introduction of different and innovative beverages which have been positively accepted by consumers. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that meet consumer preferences, although there can be no assurance of our ability to do so. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality, method of distribution, brand image and intellectual property protection. The beverage industry is subject to changing consumer preferences that may adversely affect us if we misjudge such preferences.

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

·                 changes in consumer preferences and demand for our products;

·                 economic uncertainty in the United States, Europe and other countries in which we operate;

·                 the risks associated with foreign currency exchange rate fluctuations;

·                 maintenance of our brand image and product quality;

·                 increasing concern over obesity and changes in regulation and consumer preferences in response to those concerns;

·                 increasing concern over caffeine consumption and energy drinks generally and possible related regulation of our products containing caffeine;

·                 profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Sales and Marketing”);

·                 costs of establishing and promoting our brands internationally;

·                 restrictions on imports and sources of supply; duties or tariffs; and changes in government regulations;

·                 protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;

·                 limitations on available quantities of certain package containers such as the 24-ounce cap-can and co-packing availability; and

·                 the imposition of additional regulation, including regulation restricting the sale of energy drinks, limiting caffeine content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

·                 growth potential of the energy drink category, both domestically and internationally;

·                 growth potential of other segments of the “alternative” beverage category including sparkling beverages, carbonated soft drinks, ready-to-drink iced teas, juice drinks and protein drinks;

·                 planned and future new product and product line introductions with the objective of contributing to higher profitability;

·                 the introduction of premium packages designed to generate strong revenue growth;

·                 significant package, pricing and channel opportunities to increase profitable growth;

·                 effective strategic positioning to capitalize on industry growth;

·                 broadening distribution/expansion opportunities in both domestic and international markets;

·                 launching our products into new geographic markets; and

·                 continued focus on reducing our cost base.

Results of Operations

(in thousands, except per share information)

				Percentage Change
	2013	2012	2011	13 vs. 12	12 vs. 11
Gross sales, net of discounts & returns*	$2,586,531	$2,373,499	$1,950,490	9.0%	21.7%
Less: Promotional and other allowances**	340,103	312,797	247,260	8.7%	26.5%
Net sales	2,246,428	2,060,702	1,703,230	9.0%	21.0%
Cost of sales	1,073,497	995,046	808,921	7.9%	23.0%
Gross profit***	1,172,931	1,065,656	894,309	10.1%	19.2%
Gross profit as a percentage of net sales	52.2%	51.7%	52.5%

Operating expenses	600,015	515,033	437,886	16.5%	17.6%

Operating expenses as a percentage of net sales	26.7%	25.0%	25.7%

Operating income	572,916	550,623	456,423	4.0%	20.6%
Operating income as a percentage of net sales	25.5%	26.7%	26.8%

Other (expense) income:
Interest and other (expense) income, net	(11,737)	(2,256)	1,619	420.3%	(239.3%)

Gain (loss) on investments and put option, net	2,715	787	(772)	245.0%	(201.9%)
Total other (expense) income	(9,022)	(1,469)	847

Income before provision for income taxes	563,894	549,154	457,270	2.7%	20.1%

Provision for income taxes	225,233	209,134	171,051	7.7%	22.3%

Net income	$338,661	$340,020	$286,219	(0.4%)	18.8%
Net income as a percentage of net sales	15.1%	16.5%	16.8%

Net income per common share:

Basic	$2.03	$1.96	$1.62	3.8%	20.5%
Diluted	$1.95	$1.86	$1.53	5.2%	21.1%

Case sales (in thousands) (in 192-ounce case equivalents)	221,348	202,918	164,661	9.1%	23.2%

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

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

Gross Sales. Gross sales were $2,586.5 million for the year ended December 31, 2013, an increase of approximately $213.0 million, or 9.0% higher than gross sales of $2,373.5 million for the year ended December 31, 2012. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $207.4 million, or 97.4%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. The increase in gross sales of our Hubert’s® lemonades represented approximately $10.5 million, or 4.9%, of the overall increase in gross sales. Gross sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic demand. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2013. Promotional and other allowances, as described in the footnote above, were $340.1 million for the year ended December 31, 2013, an increase of $27.3 million, or 8.7% higher than promotional and other allowances of $312.8 million for the year ended December 31, 2012. Promotional and other allowances as a percentage of gross sales increased to 13.1% from 13.2% for the years ended December 31, 2013 and 2012, respectively.

Collective changes in foreign currency exchange rates did not have a material impact on gross sales for the year ended December 31, 2013.

Net Sales. Net sales were $2,246.4 million for the year ended December 31, 2013, an increase of approximately $185.7 million, or 9.0% higher than net sales of $2,060.7 million for the year ended December 31, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $177.5 million, or 95.6%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. The increase in net sales of our Hubert’s® lemonades represented approximately $8.4 million, or 4.5%, of the overall increase in net sales. Net sales of our Hubert’s® lemonades increased primarily due to increased sales by volume as a result of increased distribution and increased domestic demand. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2013.

Collective changes in foreign currency exchange rates did not have a material impact on net sales for the year ended December 31, 2013.

Case sales, in 192-ounce case equivalents, were 221.3 million cases for the year ended December 31, 2013, an increase of approximately 18.4 million cases or 9.1% higher than case sales of 202.9 million cases for the year ended December 31, 2012. The overall average net sales per case decreased to $10.15 for the year ended December 31, 2013, which was 0.1% lower than the average net sales per case of $10.16 for the year ended December 31, 2012.

Net sales for the DSD segment were $2,147.4 million for the year ended December 31, 2013, an increase of approximately $180.9 million, or 9.2% higher than net sales of $1,966.5 million for the year ended December 31, 2012. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $177.5 million, or 98.1%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the year ended December 31, 2013.

Net sales for the Warehouse segment were $99.1 million for the year ended December 31, 2013, an increase of approximately $4.9 million, or 5.1% higher than net sales of $94.2 million for the year ended December 31, 2012.  The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of Hubert’s® lemonades. The increase in net sales for the Warehouse segment was partially offset by decreased sales by volume of Hansen’s® soda.

Gross Profit.  Gross profit was $1,172.9 million for the year ended December 31, 2013, an increase of approximately $107.3 million, or 10.1% higher than the gross profit of $1,065.7 million for the year ended December 31, 2012. Gross profit as a percentage of net sales increased to 52.2% for the year ended December 31, 2013 from 51.7% for the year ended December 31, 2012.  The increase in gross profit dollars was primarily the result of the $207.4 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to changes in product sales mix as well as a reduction in the cost of certain containers.

Operating Expenses.  Total operating expenses were $600.0 million for the year ended December 31, 2013, an increase of approximately $85.0 million, or 16.5% higher than total operating expenses of $515.0 million for the year ended December 31, 2012. The increase in operating expenses was partially attributable to increased expenditures of $19.4 million for professional service costs, including legal and accounting fees (of which $15.9 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks), increased payroll expenses of $13.7 million (of which $0.4 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $11.9 million, increased expenditures of $9.3 million relating to the costs associated with terminating existing distributors, increased expenditures of $7.3 million for sponsorships and endorsements and increased expenditures of $5.2 million for merchandise displays.  Total operating expenses as a percentage of net sales was 26.7% for the year ended December 31, 2013, compared to 25.0% for the year ended December 31, 2012.

Contribution Margin.  Contribution margin for the DSD segment was $726.8 million for the year ended December 31, 2013, an increase of approximately $66.2 million, or 10.0% higher than the contribution margin of $660.6 million for the year ended December 31, 2012. The increase in the contribution margin for the DSD segment was primarily the result of the $207.4 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was

($1.7) million for the year ended December 31, 2013, approximately $5.2 million lower than the contribution margin of $3.5 million for the year ended December 31, 2012. The decrease in the contribution margin for the Warehouse segment was primarily attributable to increased promotional and other allowances as well as increased operating expenses.

Operating Income.  Operating income was $572.9 million for the year ended December 31, 2013, an increase of approximately $22.3 million, or 4.0% higher than operating income of $550.6 million for the year ended December 31, 2012. Operating income as a percentage of net sales decreased to 25.5% for the year ended December 31, 2013 from 26.7% for the year ended December 31, 2012, primarily due to the increase in operating expenses as a percentage of net sales. The increase in operating income dollars was primarily due to an increase in gross profit of $107.3 million, partially offset by an $85.0 million increase in operating expenses. Operating income was negatively affected by combined operating losses of $12.9 million and $10.1 million for the years ended December 31, 2013 and 2012, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) was ($9.0) million for the year ended December 31, 2013, as compared to other (expense) of ($1.5) million for the year ended December 31, 2012. Foreign currency transaction losses were $12.9 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively. The increase in foreign currency losses during the year ended December 31, 2013 was primarily related to our operations in Australia, Europe, Japan and South Africa. Interest income was $1.0 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.

Provision for Income Taxes.  Provision for income taxes was $225.2 million for the year ended December 31, 2013, an increase of $16.1 million or 7.7% higher than the provision for income taxes of $209.1 million for year ended December 31, 2012.  The effective combined federal, state and foreign tax rate increased to 39.9% from 38.1% for the years ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate during the year ended December 31, 2013 was primarily the result of the impact of increased losses in certain foreign subsidiaries for which there is no tax benefit and the establishment of a full valuation allowance against the deferred tax assets of certain foreign subsidiaries.

Net Income.  Net income was $338.7 million for the year ended December 31, 2013, a decrease of $1.4 million or 0.4% lower than net income of $340.0 million for the year ended December 31, 2012. The decrease in net income was partially attributable to: (i) an increase in professional service costs of $15.9 million related to regulatory matters and litigation concerning the advertising, marketing, promotion, ingredients, usage, safety and sale of our Monster Energy® brand energy drinks; (ii) an increase in expenditures attributable to the costs associated with terminating existing distributors of $9.3 million; (iii) an increase in foreign currency losses of $9.2 million primarily related to our operations in Australia, Europe, Japan and South Africa; and (iv) an increase in the effective combined federal, state and foreign tax rate from 38.1% to 39.9% due in part to a $4.7 million increase in the impact of both existing and newly established valuation allowances against the deferred tax assets of certain foreign subsidiaries.

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

	2013	2012	2011	2010	2009
Unit Case Volume / Sales (in Thousands)
Quarter 1	47,749	44,396	34,681	24,205	23,468
Quarter 2	61,615	57,525	44,272	35,861	29,256
Quarter 3	59,204	54,611	46,277	37,856	29,800
Quarter 4	52,780	46,386	39,431	31,109	27,461
Total	221,348	202,918	164,661	129,031	109,985

Net Sales (in Thousands)
Quarter 1	$484,223	$454,605	$356,419	$238,110	$244,206
Quarter 2	630,934	592,640	462,145	365,701	300,250
Quarter 3	590,422	541,940	474,709	381,466	307,929
Quarter 4	540,849	471,517	409,957	318,665	290,914
Total	$2,246,428	$2,060,702	$1,703,230	$1,303,942	$1,143,299

Average Net Sales Per Case
Quarter 1	$10.14	$10.24	$10.28	$9.84	$10.41
Quarter 2	10.24	10.30	10.44	10.20	10.26
Quarter 3	9.97	9.92	10.26	10.08	10.33
Quarter 4	10.25	10.17	10.40	10.24	10.59
Total	$10.15	$10.16	$10.34	$10.11	$10.40

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2013, 2012 or 2011.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $342.0 million for the year ended December 31, 2013, as compared with net cash provided by operating activities of $287.7 million for the year ended December 31, 2012.  For the year ended December 31, 2013, cash provided by operating activities was primarily attributable to net income earned of $338.7 million and adjustments for certain non-cash expenses consisting of $28.8 million of stock-based compensation and $22.7 million of depreciation and other amortization. For the year ended December 31, 2013, cash provided by operating activities also increased due to a $34.3 million increase in income taxes payable, a $24.0 million decrease in prepaid income taxes, a $8.9 million increase in accrued promotional allowances, a $3.0 million increase in deferred revenue, a $2.3 million increase in accrued liabilities, a $2.0 increase in accrued compensation and a $1.6 million increase in accrued distributor terminations. For the year ended December 31, 2013, cash provided by operating activities was reduced due to a $43.0 million increase in accounts receivable, a $30.3 million increase in tax benefit from the exercise of stock options, a $21.6 million increase in inventory, a $7.1 million increase in deferred income taxes, a $8.2 million decrease in accounts payable, a $4.5 million increase in prepaid expenses and other current assets, a $7.4 million increase in distributor receivables, and a $3.6 million gain on investments.

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

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $339.8 million for the year ended December 31, 2013, as compared to net cash provided by investing activities of $271.8 million for the year ended December 31, 2012.  For the year ended December 31, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment (including the Company’s new corporate offices), and additions to intangibles. For the year ended December 31 2012, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of available-for-sale investments, purchases of property and equipment, including the purchase of real property and additions to intangibles. For the year ended December 31, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and proceeds from the sale of property and equipment. For the year ended December 31, 2012, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of available-for-sale investments and sales of trading investments.

For both the years ended December 31, 2013 and 2012, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows used in financing activities – Net cash used in financing activities was $17.9 million for the year ended December 31, 2013, as compared to net cash used in financing activities of $699.1 million for the year ended December 31, 2012. For the year ended December 31, 2013, cash provided by financing activities was primarily attributable to a $30.3 million tax benefit from the exercise of stock options and $21.3 million received from the issuance of common stock in connection with the exercise of certain stock options. For the year ended December 31, 2013, cash used in financing activities was primarily attributable to $67.6 million of re-purchases of common stock. For the year ended December 31, 2012, cash used in financing activities was primarily attributable to $727.7 million of purchases of common stock. For the year ended December 31, 2012, cash provided by financing activities was primarily attributable to $11.0 million received from the issuance of common stock in connection with the exercise of certain stock options and a $19.7 million tax benefit from the exercise of stock options.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2013, we had $211.3 million in cash and cash equivalents and $412.0 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, certificates of deposit, commercial paper, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through December 31, 2014.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2013:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$93,940	$60,241	$33,199	$500	$-
Capital Leases	1,287	1,287	-	-	-
Operating Leases	17,374	5,050	9,165	1,582	1,577
Purchase Commitments²	44,459	44,459	-	-	-
	$157,060	$111,037	$42,364	$2,082	$1,577

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of recognized tax benefits have been recorded as liabilities as of December 31, 2013. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of December 31, 2013.

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived identifiable intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairment indicators were identified as of December 31, 2013 or 2012. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent our exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Muscle Monster®, Unleash the Beast®, Punch Monster™, Peace Tea®, Hansen’s®, Blue Sky®, and the Junior Juice® trademarks, all used in connection with the manufacture, sale and distribution of supplements and beverages. We also own in our own right a number of other trademarks in the United States, as well as in a number of countries around the world. During 2002, we adopted ASC 350. Under the provisions of ASC 350, we discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining definite-lived trademarks over one to 25 years.

In accordance with ASC 350, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the year ended December 31, 2013, the estimated fair values of trademarks exceeded the carrying values.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales are determined after deducting promotional and other allowances in accordance with ASC 605-50. The Company’s promotional and other allowances are calculated based on various programs with its distributors and retail customers, and accruals are established during the year for anticipated liabilities.  These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating our prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, which is generally 20 years.

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on our historical experience.

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of our finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

·                 Unfavorable regulations, including taxation requirements, product registration requirements, tariffs and/or trade restrictions;

·                 The effect of inquiries from and/or actions by state attorneys general, the Federal Trade Commission (the “FTC”), the FDA, municipalities or city attorneys and/or other government agencies and/or quasi-government agencies and/or government officials, including members of Congress, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary changes to our business practices;

·                 Our ability to achieve profitability from our operations outside the United States;

·                 Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations, potentially higher incidence of fraud or corruption and credit risk of foreign customers and distributors;

·                 Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;

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

·                 Changes in accounting standards may affect our reported profitability;

·                 Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;

·                 The outcome of shareholder securities litigation and/or shareholder derivative actions filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

·                 The possibility of future shareholder derivative actions or shareholder securities litigation filed against us;

·                 The outcome of product liability litigation and/or class action litigation regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;

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

·                 Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power and/or from high gasoline prices;

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

·                 The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted, whether as a result of such criticism or otherwise, that restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise and/or sales taxes, limit product sizes or impose age restrictions for the sale of energy drinks;

·                 Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the FFDC Act, including as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the FDA, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission;

·                 Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those proposed by the Company in letters to senators or proposed by the American Beverage Association, of which the Company is a member, and the impact on the Company of such guidelines;

·                 The effect of unfavorable press and/or articles, comments and/or media attention;

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

·                 Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;

·                 Economic or political instability in one or more of our international markets;

·                 Our ability to secure and/or retain competent and/or effective distributors internationally;

·                 The effectiveness of sales and/or marketing efforts of distributors of our products, most of which distribute products that are competitive with our products;

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

·                 Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities;

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

ITEM 7A.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity prices affecting the costs of juice concentrates and other raw materials (including, but not limited to, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar and other sweeteners, glucose, sucrose, milk, cream and protein, all of which are used in some or many of our products), fluctuations in energy and fuel prices, and limited availability of certain raw materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices.

Our gross sales to customers outside of the United States were approximately 23% and 22% of consolidated gross sales for the years ended December 31, 2013 and 2012, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2013 to be significant. For the year ended December 31, 2013, we did not use derivative financial instruments to reduce our net exposure to currency fluctuations.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our short-term and long-term investments. Certain of our short-term and long-term investments are subject to interest rate risk because these investments generally include a fixed interest rate. As a result, the market values of these investments are affected by changes in prevailing interest rates. We do not consider the potential loss resulting from a hypothetical 10% adverse change in interest rates as of December 31, 2013 to be significant.

As of December 31, 2013, we had $211.3 million in cash and cash equivalents and $412.0 million in short-term and long-term investments including U.S. treasuries, certificates of deposit and municipal securities which may have an auction reset feature. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities.

ITEM 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page and Index to Exhibits hereto at pages 69 through 106.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 3, 2014

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2014 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

 (800) 426-7367

ITEM 11.         EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 3, 2014
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 3, 2014
Rodney C. Sacks

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)	March 3, 2014
Hilton H. Schlosberg

/s/ NORMAN C. EPSTEIN	Director	March 3, 2014
Norman C. Epstein

/s/ BENJAMIN M. POLK	Director	March 3, 2014
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 3, 2014
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 3, 2014
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 3, 2014
Mark S. Vidergauz

/s/ MARK J. HALL	Director	March 3, 2014
Mark J. Hall

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as indicated by footnote.

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 29, 2012).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K dated August 2, 2013).
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

10.50+	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.51+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.52+*	Agreement between the Company and Mark Hall, dated October 28, 2013.
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

+     Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monster Beverage Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 3, 2014

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012 (In Thousands, Except Par Value)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211,349	$222,514
Short-term investments	402,247	97,042
Accounts receivable, net	291,638	236,044
Distributor receivables	4,542	666
Inventories	221,449	203,106
Prepaid expenses and other current assets	21,376	24,983
Prepaid income taxes	9,518	33,709
Deferred income taxes	20,924	17,004
Total current assets	1,183,043	835,068

INVESTMENTS	9,792	21,393
PROPERTY AND EQUIPMENT, net	88,143	69,137
DEFERRED INCOME TAXES	63,611	59,503
INTANGIBLES, net	65,774	54,648
OTHER ASSETS	10,146	3,576
Total Assets	$1,420,509	$1,043,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119,376	$127,330
Accrued liabilities	59,113	38,916
Accrued promotional allowances	99,470	91,208
Deferred revenue	13,832	12,695
Accrued compensation	14,864	12,926
Income taxes payable	9,359	5,470
Total current liabilities	316,014	288,545

DEFERRED REVENUE	112,216	110,383

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 206,014 shares issued and 166,822 outstanding as of December 31, 2013; 203,759 shares issued and 165,776 outstanding as of December 31, 2012	1,030	1,019
Additional paid-in capital	368,069	287,953
Retained earnings	1,847,325	1,508,664
Accumulated other comprehensive (loss) income	(1,233)	2,074
Common stock in treasury, at cost; 39,192 shares and 37,983 shares as of December 31, 2013 and 2012, respectively	(1,222,912)	(1,155,313)
Total stockholders’ equity	992,279	644,397
Total Liabilities and Stockholders’ Equity	$1,420,509	$1,043,325

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In Thousands, Except Per Share Amounts)

	2013	2012	2011

NET SALES	$2,246,428	$2,060,702	$1,703,230

COST OF SALES	1,073,497	995,046	808,921

GROSS PROFIT	1,172,931	1,065,656	894,309

OPERATING EXPENSES	600,015	515,033	437,886

OPERATING INCOME	572,916	550,623	456,423

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(11,737)	(2,256)	1,619
Gain (loss) on investments and put option, net (Note 2)	2,715	787	(772)
Total other (expense) income	(9,022)	(1,469)	847

INCOME BEFORE PROVISION FOR INCOME TAXES	563,894	549,154	457,270

PROVISION FOR INCOME TAXES	225,233	209,134	171,051

NET INCOME	$338,661	$340,020	$286,219

NET INCOME PER COMMON SHARE:
Basic	$2.03	$1.96	$1.62
Diluted	$1.95	$1.86	$1.53

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	166,679	173,712	176,212
Diluted	173,387	183,083	186,674

 See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (In Thousands)

	2013	2012	2011
Net income, as reported	$338,661	$340,020	$286,219
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,782)	2,096	(3,306)
Available-for-sale investments:
Change in net unrealized gains	-	1,525	1,478
Reclassification adjustment for net gains included in net income	(1,525)	-	-
Net change in available-for-sale investments	(1,525)	1,525	1,478
Other comprehensive (loss) income	(3,307)	3,621	(1,828)
Comprehensive income	$335,354	$343,641	$284,391

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (In Thousands)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Captial	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 1, 2011	197,462	$988	$ 186,546	$ 882,425	$281	(19,502)	$ (241,842)	$828,398

Stock-based compensation	-	-	18,619	-	-	-	-	18,619

Exercise of stock options	1,181	6	20,312	-	-	-	-	20,318

Issuance of restricted stock	86	-	-	-	-	-	-	-

Excess tax benefits from share based payment arrangements	-	-	3,824	-	-	-	-	3,824

Repurchase of common stock	-	-	-	-	-	(4,950)	(176,392)	(176,392)

Foreign currency translation	-	-	-	-	(3,306)	-	-	(3,306)

Change in unrealized gain on available-for-sale securities, net of tax	-	-	-	-	1,478	-	-	1,478

Net income	-	-	-	286,219	-	-	-	286,219

Balance, December 31, 2011	198,729	994	229,301	1,168,644	(1,547)	(24,452)	(418,234)	979,158

Stock-based compensation	-	-	28,007	-	-	-	-	28,007

Exercise of stock options	5,030	25	10,989	-	-	-	-	11,014

Excess tax benefits from share based payment arrangements	-	-	19,656	-	-	-	-	19,656

Repurchase of common stock	-	-	-	-	-	(13,531)	(737,079)	(737,079)

Foreign currency translation	-	-	-	-	2,096	-	-	2,096

Change in unrealized gain on available-for-sale securities, net of tax	-	-	-	-	1,525	-	-	1,525

Net income				340,020	-			340,020

Balance, December 31, 2012	203,759	1,019	287,953	1,508,664	2,074	(37,983)	(1,155,313)	644,397

Stock-based compensation	-	-	28,528	-	-	-	-	28,528

Exercise of stock options	2,255	11	21,240	-	-	-	-	21,251

Excess tax benefits from share based payment arrangements	-	-	30,348	-	-	-	-	30,348

Repurchase of common stock	-	-	-	-	-	(1,209)	(67,599)	(67,599)

Foreign currency translation	-	-	-	-	(1,782)	-	-	(1,782)

Reclassification adjustment for net gains included in net income	-	-	-	-	(1,525)	-	-	(1,525)

Net income				338,661	-			338,661

Balance, December 31, 2013	206,014	$1,030	$ 368,069	$ 1,847,325	$(1,233)	(39,192)	$ (1,222,912)	$992,279

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (In Thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,661	$340,020	$286,219
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of trademark	49	49	52
Depreciation and amortization	22,713	20,513	17,032
Loss (gain) on disposal of property and equipment	506	25	(18)
Stock-based compensation	28,764	28,413	19,424
Loss on put option	838	1,111	727
(Gain) loss on investments, net	(3,553)	(1,897)	43
Deferred income taxes	(7,074)	(2,460)	(687)
Tax benefit from exercise of stock options	(30,348)	(19,656)	(3,824)
Provision for doubtful accounts	125	(10)	52
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(43,026)	(17,772)	(56,752)
Distributor receivables	(7,382)	3	(256)
Inventories	(21,552)	(47,568)	(4,465)
Prepaid expenses and other current assets	(4,501)	(4,523)	(6,209)
Prepaid income taxes	24,008	(33,210)	9,470
Accounts payable	(8,204)	3,659	26,250
Accrued liabilities	2,265	6,458	8,144
Accrued promotional allowances	8,932	2,723	28,442
Accrued distributor terminations	1,552	794	(330)
Accrued compensation	1,970	2,498	2,878
Income taxes payable	34,308	14,165	13,918
Deferred revenue	2,982	(5,659)	(6,283)
Net cash provided by operating activities	342,033	287,676	333,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	256,843	841,576	407,918
Sales of available-for-sale investments	5,793	68,451	30,545
Sales of trading investments	2,250	17,050	34,715
Purchases of held-to-maturity investments	(557,419)	(597,155)	(583,138)
Purchases of available-for-sale investments	-	(9,502)	(33,312)
Purchases of property and equipment	(40,762)	(42,935)	(25,552)
Proceeds from sale of property and equipment	9,022	288	519
Additions to intangibles	(11,175)	(6,301)	(5,132)
(Increase) decrease in other assets	(4,360)	377	410
Net cash (used in) provided by investing activities	(339,808)	271,849	(173,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,887)	(2,076)	(1,942)
Tax benefit from exercise of stock options	30,348	19,656	3,824
Issuance of common stock	21,252	11,015	20,318
Purchases of common stock held in treasury	(67,599)	(727,670)	(176,392)
Net cash used in financing activities	(17,886)	(699,075)	(154,192)

Effect of exchange rate changes on cash and cash equivalents	4,496	2,733	(2,119)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,165)	(136,817)	4,489
CASH AND CASH EQUIVALENTS, beginning of year	222,514	359,331	354,842
CASH AND CASH EQUIVALENTS, end of year	$211,349	$222,514	$359,331

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$49	$48	$48
Income taxes	$174,278	$230,221	$147,927

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2013, 2012 and 2011, the Company entered into capital leases of $2.6 million, $1.5 million and $2.8 million, respectively, for the acquisition of promotional vehicles.

Included in accounts payable as of December 31, 2012 are treasury stock purchases of $9.4 million.

Included in accounts payable was equipment purchased of $0.1 million, $0.4 million and $0.1 million as of December 31, 2013, 2012 and 2011, respectively.

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

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Monster Rehab®, Monster Energy Extra Strength Nitrous Technology®, Java Monster®, X-Presso Monster®, Muscle Monster®, Punch Monster™, Peace Tea®, Hansen’s®, Hansen’s Natural Cane Soda®, Junior Juice®, Blue Sky®, Hubert’s® and Worx Energy®. The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Unleash the Beast®, Punch Monster™, Peace Tea®, Hansen’s®, Blue Sky® and the Junior Juice® trademarks, all used in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns in its own right a number of other trademarks in the United States, as well as in a number of countries around the world. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives, which range from 1 to 25 years. For the fiscal years ended December 31, 2013, 2012 and 2011, there were no impairments recorded.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2013, 2012 and 2011, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with ASC 830. Foreign currency transaction gains and losses are recognized in interest and other income, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive (loss) income in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive (loss) income in stockholders’ equity. For the years ended December 31, 2013, 2012 and 2011, aggregate foreign currency transaction losses amounted to $12.9 million, $3.7 million and $0.7 million, respectively, and have been recorded in other (expense) income in the accompanying consolidated statements of income.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to the Company’s products passes to customers upon delivery of the products to customers.  Certain of the Company’s distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are co-packed on the Company’s behalf by those co-packers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods. Net sales have been determined after deduction of promotional and other allowances in accordance with ASC 605-50. The Company’s promotional and other allowances are calculated based on various programs with its distributors and retail customers, and accruals are established during the year for the anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating the Company’s prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Cost of Sales – Cost of sales consists of the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Freight-Out Costs – For the years ended December 31, 2013, 2012 and 2011, freight-out costs amounted to $84.0 million, $76.1 million and $60.5 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including but not limited to production costs, amounted to $181.8 million, $165.4 million and $148.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date (See Note 12).

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

Coca-Cola Refreshments USA, Inc. (“CCR”), a customer of the Direct Store Delivery segment (“DSD”) with sales within specific markets in the United States and Canada, accounted for approximately 29%, 28% and 29% of the Company’s net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements – In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$22,045	$-	$-	$22,045	$-	$-
Commercial paper	5,991	-	-	5,991	-	-
Municipal securities	367,819	48	-	367,867	-	-
Total	$395,855	$48	$-	395,903	$-	$-
Trading
Short-term:
Auction rate securities				6,392
Long-term:
Auction rate securities				9,792
Total				$412,087

December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
U.S. Treasuries	$16,040	$-	$-	$16,040	$-	$-
Certificates of deposit	2,201	-	-	2,201	-	-
Municipal securities	77,038	-	11	77,027	11	-
Available-for-sale
Long-term:
Auction rate securities	3,310	2,483	-	5,793	-	-
Total	$98,589	$2,483	$11	101,061	$11	$-
Trading
Short-term:
Auction rate securities				1,763
Long-term:
Auction rate securities				15,600
Total				$118,424

During the year ended December 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. Realized gains or losses on the sale of all other investments during the year ended December 31, 2013 were not significant. During the years ended December 31, 2012 and 2011, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company recognized a net gain (loss) through earnings on its trading securities as follows for the years ended:

	2013	2012	2011
(Loss) on transfer from available-for-sale to trading	$-	$-	$(2,438)
Gain on trading securities sold	255	1,130	2,604
Gain (loss) on trading securities held	816	753	(210)
Gain (loss) on trading securites	$1,071	$1,883	$(44)

The Company’s investments at December 31, 2013 and 2012 in U.S. Treasuries, certificates of deposit, commercial paper and/or municipal securities carried investment grade credit ratings. All of the Company’s investments at December 31, 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.  A portion of the Company’s investments at December 31, 2012 in auction rate securities carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$-	$-	$16,040	$16,040
Certificates of deposit	22,045	22,045	2,201	2,201
Commercial paper	5,991	5,991	-	-
Municipal securities	367,819	367,867	77,038	77,027
U.S. government agency securities	-	-	-	-
Due 11 - 20 years:
Auction rate securities	11,102	11,102	10,748	10,748
Due 21 - 30 years:
Auction rate securities	5,082	5,082	9,925	12,408
Total	$412,039	$412,087	$115,952	$118,424

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash	$139,300	$-	$-	$139,300
Money market funds	60,102	-	-	60,102
Certificates of deposit	-	22,045	-	22,045
Commercial paper	-	5,991		5,991
Municipal securities	-	379,766	-	379,766
Auction rate securities	-	-	16,184	16,184
Put option related to auction rate securities	-	-	1,092	1,092
Total	$199,402	$407,802	$17,276	$624,480

Amounts included in:
Cash and cash equivalents	$199,402	$11,947	$-	$211,349
Short-term investments	-	395,855	6,392	402,247
Investments	-	-	9,792	9,792
Prepaid expenses and other current assets	-	-	486	486
Other assets	-	-	606	606
Total	$199,402	$407,802	$17,276	$624,480

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash	$147,113	$-	$-	$147,113
Money market funds	63,974	-	-	63,974
U.S. Treasuries	-	24,065	-	24,065
Certificates of deposit	-	5,603	-	5,603
Municipal securities	-	77,038	-	77,038
Auction rate securities	-	-	23,156	23,156
Put option related to auction rate securities	-	-	1,929	1,929
Total	$211,087	$106,706	$25,085	$342,878

Amounts included in:
Cash and cash equivalents	$211,087	$11,427	$-	$222,514
Short-term investments	-	95,279	1,763	97,042
Investments	-	-	21,393	21,393
Prepaid expenses and other current assets	-	-	225	225
Other assets	-	-	1,704	1,704
Total	$211,087	$106,706	$25,085	$342,878

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include U.S. Treasuries, certificates of deposit, commercial paper and municipal securities, is based on other observable inputs, specifically a market approach which

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2013 or the year ended December 31, 2012, and there were no changes in the Company’s valuation techniques.

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the year ended December 31, 2013.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of December 31, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities	Discounted cash flow	Maximum rate probability	0.57%-2.30% (1.34%)
		Principal returned probability	85.84%-94.93% (87.13%)
		Default probability	4.18%-12.08% (11.53%)
		Liquidity risk	3.00%-3.00% (3.00%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.47%-0.76% (0.59%)

At December 31, 2013, the Company held auction rate securities with a face value of $17.2 million (amortized cost basis of $16.2 million). A Level 3 valuation was performed on the Company’s auction rate securities as of December 31, 2013 resulting in a fair value of $16.2 million for the Company’s trading auction rate securities (after a $1.0 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the year ended December 31, 2013, $2.0 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option and $0.3 million of 2011 ARS Securities were redeemed at par through normal market channels ($1.3 million and $3.7 million of 2011 ARS Securities were redeemed at par through normal market channels during the years ended December 31, 2012 and 2011, respectively). Subsequent to December 31, 2013, $1.7 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of December 31, 2013, the Company recorded $1.1 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets, as well as in other assets, in the condensed consolidated balance sheet.

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

The net effect of (i) the revaluation of the 2011 Put Option as of December 31, 2013; (ii) the redemption at par of certain 2011 ARS Securities; (iii) the revaluation of the Company’s trading auction rate securities as of December 31, 2013; and (iv) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities; resulted in a gain of $2.7 million, which is included in other (expense) income for the year ended December 31, 2013. The net effect of (i) the revaluation of the 2011 Put Option as of December 31, 2012; (ii) the revaluation of the Company’s trading auction rate securities as of December 31, 2012; (iii) the redemption at par of certain 2011 ARS Securities; (iv) the redemption at par of certain 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (v) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security; resulted in a gain of $0.8 million, which is included in other income (expense) for the year ended December 31, 2012. The net effect of (i) the acquisition of the 2011 Put Option during the second fiscal quarter of 2011; (ii) the revaluation of the 2011 Put Option and the 2010 Put Option as of December 31, 2011; (iii) the transfer from available-for-sale to trading of the 2011 ARS Securities during the second fiscal quarter of 2011; (iv) the revaluation of the Company’s trading auction rate securities as of December 31, 2011; (v) the redemption at par of certain 2011 ARS Securities and 2010 ARS Securities, including those redeemed at par through the exercise of the 2010 Put Option; and (vi) a recognized gain resulting from the redemption at par of a previously other-than-temporary impaired security during the first fiscal quarter of 2011, resulted in a (loss) of ($0.8) million included in other (expense) income for the year ended December 31, 2011.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2013		December 31, 2012
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$23,156	$1,929	$35,852	$3,041
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	3,553	(837)	1,897	(1,112)
Included in other comprehensive income	(2,482)	-	2,482	-
Settlements	(8,043)	-	(17,075)	-
Closing Balance	$16,184	$1,092	$23,156	$1,929

4.                                    INVENTORIES

Inventories consist of the following at December 31:

	2013	2012
Raw materials	$68,088	$65,010
Finished goods	153,361	138,096
	$221,449	$203,106

5.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2013	2012
Land	$5,382	$5,382
Leasehold improvements	2,222	2,300
Furniture and fixtures	3,474	2,087
Office and computer equipment	14,135	8,981
Computer software	791	1,135
Equipment	62,552	48,427
Building	33,468	21,998
Vehicles	30,442	26,037
	152,466	116,347
Less: accumulated depreciation and amortization	(64,323)	(47,210)
	$88,143	$69,137

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

6.                                    INTANGIBLES, Net

The following provides additional information concerning the Company’s intangibles as of December 31:

	2013	2012
Amortizing intangibles	$1,076	$1,061
Accumulated amortization	(590)	(553)
	486	508
Non-amortizing intangibles	65,288	54,140
	$65,774	$54,648

All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 20 years). Total amortization expense recorded was $0.05 million for each of the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, future estimated amortization expense related to amortizing intangibles through the year ending December 31, 2018 is approximately $0.05 million per year.

7.                                    DISTRIBUTION AGREEMENTS

Pursuant to new and/or amended distribution agreements entered into with certain distributors, amounts of $9.7 million from such distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, were recorded for the year ended December 31, 2013. Such amounts have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $8.4 million, $8.2 million and $9.3 million for years ended December 31, 2013, 2012 and 2011, respectively.

The Company incurred termination costs to certain of its prior distributors amounting to $10.8 million, $1.5 million and $1.1 million in aggregate for the years ended December 31, 2013, 2012 and 2011, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2013, 2012 and 2011. Accrued distributor terminations included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012 were $2.3 million and $0.9 million, respectively.

8.                                    DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in June 2013, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2015. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1% to 1.5%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2013. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2013.

The Company’s debt of $1.3 million and $0.5 million at December 31, 2013 and 2012, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2014.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2013 and 2012, the assets acquired under capital leases had a net book value of $4.2 million and $3.2 million, net of accumulated depreciation of $2.3 million and $2.5 million, respectively.

Interest expense for capital lease obligations amounted to $0.05 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

9.                                    COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, and automobiles that expire at various dates through the year 2019.

Rent expense under operating leases was $7.4 million, $4.6 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum rental payments at December 31, 2013 under the operating leases referred to above are as follows:

Year Ending December 31:

2014	$5,050
2015	4,958
2016	4,207
2017	1,089
2018	493
2019 and thereafter	1,577
$17,374

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2013:

Year Ending December 31:

2014	$60,241
2015	23,505
2016	9,694
2017	500
2018	-
2019 and thereafter	-
$93,940

On August 12, 2013, the Company moved into its new corporate headquarters located in Corona, CA, which was previously acquired by the Company in October 2012.

Purchase Commitments – The Company has purchase commitments aggregating approximately $44.5 million at December 31, 2013, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, dietary ingredients, containers, milk, cream and protein, from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2013, 2012 and 2011 was $282.5 million, $264.2 million and $279.5 million, respectively.

Value Added Tax (“VAT”) – The Company sought guidance from Her Majesty’s Revenue & Customs (“HMRC”), the VAT taxing authority in the United Kingdom, to ascertain if the Company should have charged VAT to certain customers in the United Kingdom on a portion of the Company’s sales to those customers beginning in 2010.  The Company did not receive conclusive guidance from HMRC and is considering alternative ways to clarify its tax position on this matter. Should it be determined that the Company should have charged VAT on such sales, the VAT would represent only a pass-through tax to our customers in the United Kingdom. Therefore, any related adjustment should represent an accounts receivable and accounts payable gross-up on the balance sheet and have no impact on the Company’s results of operations. The Company estimates the maximum amount of the potential VAT pass-through tax to be $49.7 million at December 31, 2013 ($33.2 million at December 31, 2012). If it is determined that the Company should have charged VAT on such sales, it is possible that a tax penalty may be assessed by HMRC. However, the Company believes any such penalty would not have a material impact on its financial position, results of operations or liquidity.

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

Litigation – On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011. The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The plaintiffs claim general damages in excess of $25,000 and punitive damages. The Company filed a demurrer and a motion to strike the plaintiffs’ complaint on November 19, 2012, and the plaintiffs filed a first amended complaint on December 19, 2012. The Company filed its answer to the first amended complaint on June 7, 2013. The parties attended a court ordered mediation on January 23, 2014.  Discovery has commenced but no trial date has been set. The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense. The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

The District Court dismissed the Consolidated Class Action Complaint, with leave to amend, on July 12, 2010. Plaintiff thereafter filed a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws on August 27, 2010 (the “Amended Class Action Complaint”). While similar in many respects to the Consolidated Class Action Complaint, the Amended Class Action Complaint dropped certain of the allegations set forth in the Consolidated Class Action Complaint and made certain new allegations, including that the Company engaged in “channel stuffing” during the Class Period that rendered false or misleading the Company’s reported sales results and certain other statements made by the defendants. In addition, it no longer named Thomas J. Kelly as a defendant.

On September 4, 2012, the District Court dismissed certain of the claims in the Amended Class Action Complaint, including plaintiff’s allegations relating to promotional expenses, but denied defendants’ motion to dismiss with regard to the majority of plaintiff’s claims, including plaintiff’s channel stuffing allegations. Plaintiff filed a motion seeking class certification on December 6, 2012, which the court denied, without prejudice, on January 17, 2014. Fact discovery in the action was stayed pending resolution of the class certification motion.

Following a mediation conducted by an independent mediator, the parties are currently negotiating the terms of a possible settlement of the action.  On February 11, 2014, the District Court entered an Order staying the action to allow the parties time to complete their negotiations and to prepare and file papers seeking approval of any proposed settlement. A status conference is scheduled for March 13, 2014.  Management believes that any potential settlement, if completed, will be fully paid by insurance and will not have a material adverse effect on the Company’s financial position or results of operations.

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

On October 17, 2013 (after the San Francisco Action described below was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the action.  The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013.

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the case to the United States District Court for the Northern District of California (the “Northern District Court”). On July 3, 2013, the City Attorney filed a motion to remand the case back to state court. On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand the San Francisco Action back to state court.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On January 15, 2014, the Company filed a demurrer to and motion to strike allegations in the complaint in the San Francisco Action.  The demurrer and motion to strike are currently scheduled for a hearing on March 4, 2014.  The Company denies that it has violated the Unfair Competition Law or any other law and believes that the City Attorney’s claims and demands are preempted and unconstitutional, as alleged in the action the Company filed in the Central District Court. The Company intends to vigorously defend against this lawsuit. At this time, no evaluation of the likelihood of an unfavorable outcome or range of potential loss can be expressed.

In addition to the above matters, the Company has been named as a defendant in various false advertising putative class actions and in a private attorney general action. In these actions, plaintiffs allege that defendants misleadingly labeled and advertised Monster Energy® brand products that allegedly were ineffective for the advertised benefits (including, but not limited to, an allegation that the products do not hydrate as advertised because they contain caffeine). The plaintiffs further allege that the Monster Energy® brand products at issue are unsafe because they contain one or more ingredients that allegedly could result in illness, injury or death. In connection with these product safety allegations, the plaintiffs claim that the product labels did not provide adequate warnings and/or that the Company did not include sufficiently specific statements with respect to contra-indications and/or adverse reactions associated with the consumption of its energy drink products (including, but not limited to, claims that certain ingredients, when consumed individually or in combination with other ingredients, could result in high blood pressure, palpitations, liver damage or other negative health effects and/or that the products themselves are unsafe). Based on these allegations, the plaintiffs assert claims for violation of state consumer protection statutes, including unfair competition and false advertising statutes, and for breach of warranty and unjust enrichment. In their prayers for relief, the plaintiffs seek, inter alia, compensatory and punitive damages, restitution, attorneys’ fees, and, in some cases, injunctive relief. The Company regards these cases and allegations as having no merit. Furthermore, the Company is subject to litigation from time to time in the normal course of business, including intellectual property litigation and claims from terminated distributors. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

10.                            ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income are as follows at December 31:

	2013	2012
Accumulated net unrealized gain on available-for-sale securities, net of tax benefit of $1.0 million	$-	$1,525
Foreign currency translation adjustments	(1,233)	549
Total accumulated other comprehensive (loss) income	$(1,233)	$2,074

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

11.                            TREASURY STOCK PURCHASE

On November 13, 2012, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “November 2012 Repurchase Plan”). During the year ended December 31, 2013, the Company purchased 0.257 million shares of common stock at an average purchase price of $51.99 per share for a total amount of $13.4 million (excluding broker commissions), which exhausted the availability under the November 2012 Repurchase Plan.

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the year ended December 31, 2013, the Company purchased 0.951 million shares of common stock at an average purchase price of $56.98 per share for a total amount of $54.2 million (excluding broker commissions).

During the year ended December 31, 2013, 1,415 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the November 2012 Repurchase Plan and the April 2013 Repurchase Plan.

12.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2013: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 14,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2013, 2,745,630 shares of the Company’s common stock have been granted, net of cancellations, and 10,727,561 shares of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, an “SAR”), and other stock-based awards to purchase up to an aggregate of 1,600,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan will be

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. As of December 31, 2013, options to purchase 70,655 shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 1,529,345 shares of the Company’s common stock remained available for grant.

The Company recorded $28.8 million, $28.4 million and $19.4 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the years ended December 31, 2013, 2012 and 2011, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the years ended December 31, 2013, 2012 and 2011 was $30.3 million, $19.7 million and $3.8 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of December 31, 2013 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	47.5%	48.1%	53.6%
Risk free interest rate	0.98%	0.74%	1.5%
Expected term	5.7 Years	5.4 Years	5.8 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (In	Price Per	Term (In	Aggregate
Options	Thousands)	Share	Years)	Intrinsic Value
Outstanding at January 1, 2013	14,000	$12.12	4.1	$572,530
Granted 01/01/13 - 03/31/13	636	$47.36
Granted 04/01/13 - 06/30/13	450	$54.00
Granted 07/01/13 - 09/30/13	-	$-
Granted 10/01/13 - 12/31/13	106	$57.76
Exercised	(2,022)	$10.51
Cancelled or forfeited	(197)	$27.28
Outstanding at December 31, 2013	12,973	$15.70	3.7	$675,595
Vested and expected to vest in the future at December 31, 2013	12,639	$14.89	3.6	$668,379
Exercisable at December 31, 2013	10,401	$9.38	2.7	$607,302

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$2.09 - $2.09	43	1.0	$2.09	43	$2.09
$3.29 - $3.29	4,400	1.2	$3.29	4,400	$3.29
$5.72 - $6.21	23	1.8	$6.11	23	$6.11
$8.44 - $8.44	2,445	1.9	$8.44	2,445	$8.44
$11.36 - $15.60	145	4.8	$13.43	143	$13.39
$15.86 - $15.86	1,777	4.4	$15.86	1,777	$15.86
$15.94 - $17.82	1,381	5.9	$17.75	1,000	$17.77
$18.07 - $47.13	1,796	7.3	$33.11	553	$24.05
$47.65 - $70.54	956	9.1	$56.25	16	$62.65
$74.78 - $74.78	7	8.5	$74.78	1	$74.78
	12,973	3.7	$15.70	10,401	$9.38

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $22.57 per share, $25.21 per share and $18.45 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $91.6 million, $248.8 million and $23.0 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2013, 2012 and 2011 was approximately $21.3 million, $10.3 million and $20.3 million, respectively.

At December 31, 2013, there was $40.3 million of total unrecognized compensation expense related to nonvested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the years ended December 31, 2013 and 2012 were not material.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2013	637	$46.97
Granted 01/01/13 - 03/31/13	8	$50.89
Granted 04/01/13 - 06/30/13	15	$54.64
Granted 07/01/13 - 09/30/13	-	$-
Granted 10/01/13 - 12/31/13	5	$54.57
Vested	(262)	$43.87
Forfeited/cancelled	(12)	$54.67
Non-vested at December 31, 2013	391	$49.27

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $53.50, $61.73 and $41.65 per share, respectively. As of December 31, 2013, 0.4 million of restricted stock units and restricted stock awards are expected to vest.

At December 31, 2013, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $13.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2013, 2012 and 2011 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $28.8 million for the year ended December 31, 2013 is comprised of $5.2 million that relates to incentive stock options and $23.6 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $28.4 million for the year ended December 31, 2012 is comprised of $5.1 million that relates to incentive stock options and $23.3 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $19.4 million for the year ended December 31, 2011 is comprised of $4.9 million that relates to incentive stock options and $14.5 million that relates to non-qualified stock options and restricted units and awards. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	2013	2012	2011
Operating expenses	$28,764	$28,413	$19,424
Total employee and non-employee share-based compensation expense included in income, before income tax	28,764	28,413	19,424
Less: Amount of income tax benefit recognized in earnings	(7,730)	(8,933)	(6,646)
Amount charged against net income	$21,034	$19,480	$12,778

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

13.                            INCOME TAXES

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$191,596	$177,372	$146,385
State	36,662	30,268	22,526
Foreign	4,052	3,951	2,827
	232,310	211,591	171,738

Deferred:
Federal	(7,441)	(743)	634
State	(1,443)	(483)	465
Foreign	(9,694)	(7,373)	(3,583)
	(18,578)	(8,599)	(2,484)

Valuation allowance	11,501	6,142	1,797
	$225,233	$209,134	$171,051

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. Federal tax expense at statutory rates	$197,363	$192,204	$160,045
State income taxes, net of federal tax benefit	22,640	20,252	14,917
Permanent differences	936	5,968	1,176
Domestic production deduction	(16,039)	(15,469)	(11,551)
Other	266	(388)	1,538
Foreign rate differential	8,566	425	3,129
Valuation allowance	11,501	6,142	1,797
	$225,233	$209,134	$171,051

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2013	2012
Deferred Tax Assets:
Reserve for sales returns	$583	$145
Reserve for doubtful accounts	62	28
Reserve for inventory obsolescence	2,060	2,753
Reserve for marketing development fund	9,470	4,595
Capitalization of inventory costs	1,949	1,524
State franchise tax	6,043	5,268
Accrued compensation	867	49
Accrued other liabilities	4,871	1,825
Deferred revenue	50,813	49,597
Stock-based compensation	21,963	19,965
Securities impairment	273	2,104
Foreign net operating loss carryforward	19,346	13,529
Prepaid supplies	4,639	2,008
Total gross deferred tax assets	$122,939	$103,390

Deferred Tax Liabilities:
Amortization of trademarks	$(10,393)	$(9,179)
Unrealized gain on available-for-sale investments	-	(1,006)
Amortization of graphic design	(94)	(81)
Depreciation	(5,828)	(5,304)
Total gross deferred tax liabilities	(16,315)	(15,570)

Valuation Allowance	(22,089)	(11,316)

Net deferred tax assets	$84,535	$76,504

During the years ended December 31, 2013, 2012 and 2011, the Company established full valuation allowances against deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and their related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $10.8 million, $6.1 million, and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the Company had net operating loss carryforwards of approximately $95.1 million. Of this amount, $73.9 million may be carried forward indefinitely. The remaining $21.2 million will begin to expire in 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a rollforward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2013, 2012 and 2011:

Gross Unrealized Tax Benefits
Balance at January 1, 2011	$465
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	1,445
Decreases for tax positions related to prior years	-
Balance at December 31, 2011	$1,910
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	520
Decreases for tax positions related to prior years	(1,504)
Balance at December 31, 2012	$926
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	9
Decreases for tax positions related to prior years	-
Balance at December 31, 2013	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of December 31, 2013, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

14.                            EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2013, 2012 and 2011 is presented below (in thousands):

	2013	2012	2011
Weighted-average shares outstanding:
Basic	166,679	173,712	176,212
Dilutive securities	6,708	9,371	10,462
Diluted	173,387	183,083	186,674

For the years ended December 31, 2013, 2012 and 2011, options and awards outstanding totaling 1.3 million shares, 0.3 million shares and 0.3 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

15.                            EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

16.                            SEGMENT INFORMATION

The Company has two reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.” No asset information has been provided for the Company’s reportable segments as management does not measure or allocate assets on a segment basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$2,147,355	$99,073	$-	$2,246,428
Contribution margin	726,826	(1,652)	-	725,174
Corporate & unallocated expenses	-	-	(152,258)	(152,258)
Operating income				572,916
Interest and other income, net	755	(2)	(9,775)	(9,022)
Income before provision for income taxes				563,894
Depreciation & amortization	(19,023)	(244)	(3,446)	(22,713)
Trademark amortization	-	(44)	(5)	(49)

	Year Ended December 31, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,966,481	$94,221	$-	$2,060,702
Contribution margin	660,607	3,496	-	664,103
Corporate & unallocated expenses	-	-	(113,480)	(113,480)
Operating income				550,623
Interest and other income, net	494	(2)	(1,961)	(1,469)
Income before provision for income taxes				549,154
Depreciation & amortization	(15,660)	(139)	(4,714)	(20,513)
Trademark amortization	-	(44)	(5)	(49)

	Year Ended December 31, 2011
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,608,326	$94,904	$-	$1,703,230
Contribution margin	543,210	4,291	-	547,501
Corporate & unallocated expenses	-	-	(91,078)	(91,078)
Operating income				456,423
Interest and other income, net	(12)	(1)	860	847
Income before provision for income taxes				457,270
Depreciation & amortization	(12,684)	(87)	(4,261)	(17,032)
Trademark amortization	-	(44)	(8)	(52)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Corporate and unallocated expenses were $152.3 million for the year ended December 31, 2013 and included $82.5 million of payroll costs, of which $28.8 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $38.7 million was attributable to professional service expenses, including accounting and legal costs, and $31.1 million of other operating expenses. Corporate and unallocated expenses were $113.5 million for the year ended December 31, 2012 and included $73.0 million of payroll costs, of which $28.4 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $19.7 million was attributable to professional service expenses, including accounting and legal costs, $4.4 million of depreciation and $16.4 million of other operating expenses. Corporate and unallocated expenses were $91.1 million for the year ended December 31, 2011 and included $55.8 million of payroll costs, of which $19.4 million was attributable to stock-based compensation expense (see Note 12, “Stock-Based Compensation”), and $17.8 million was attributable to professional service expenses, including accounting and legal costs, $4.1 million of depreciation and $13.4 million of other operating expenses.

CCR, a customer of the DSD segment, accounted for 29%, 28% and 29% of the Company’s net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Net sales to customers outside the United States amounted to $467.2 million, $415.8 million and $300.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Such sales were approximately 20.8%, 20.2% and 17.7% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s net sales by product line for years ended December 31, 2013, 2012 and 2011, respectively, were as follows:

Product Line	2013	2012	2011
Energy drinks	$2,082,238	$1,906,236	$1,563,331
Non-carbonated (primarily juice based beverages)	120,145	110,217	94,398
Carbonated (primarily soda beverages)	29,245	31,044	32,467
Other	14,800	13,205	13,034
	$2,246,428	$2,060,702	$1,703,230

17.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2013, 2012 and 2011 were $1.0 million, $1.0 million and $1.2 million, respectively.

A director of the Company was a partner in a law firm (the director resigned from the law firm effective July 10, 2011) that serves as counsel to the Company. Expenses incurred in connection with services rendered by such firm to the Company during the year ended December 31, 2011 were $4.0 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

18.                            QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2013	$484,223	$252,039	$63,496	$0.38	$0.37
June 30, 2013	630,934	336,262	106,873	$0.64	$0.62
September 30, 2013	590,422	307,470	92,187	$0.55	$0.53
December 31, 2013	540,849	277,160	76,105	$0.46	$0.44
	$2,246,428	$1,172,931	$338,661

Quarter ended:
March 31, 2012	$454,605	$241,169	$76,099	$0.44	$0.41
June 30, 2012	592,640	307,008	109,795	$0.62	$0.59
September 30, 2012	541,940	273,592	86,142	$0.49	$0.47
December 31, 2012	471,517	243,887	67,984	$0.40	$0.39
	$2,060,702	$1,065,656	$340,020

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2013	$1,430	$4,894	$(3,398)	$2,926
2012	$1,893	$9,148	$(9,611)	$1,430
2011	$1,870	$8,368	$(8,345)	$1,893

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2013	$12,579	$11,551	$-	$24,130
2012	$7,592	$6,142	$(1,155)	$12,579
2011	$4,003	$3,589	$-	$7,592