Form 10-Q
period 2014-03-31
Monster Beverage Corp
filed 2014-05-12
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 167,077,394 shares of common stock, par value $0.005 per share, outstanding as of April 28, 2014.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312,020	$211,349
Short-term investments	438,932	402,247
Accounts receivable, net	342,140	291,638
Distributor receivables	3,646	4,542
Inventories	204,061	221,449
Prepaid expenses and other current assets	28,482	21,376
Prepaid income taxes	5,008	9,518
Deferred income taxes	20,924	20,924
Total current assets	1,355,213	1,183,043

INVESTMENTS	8,131	9,792
PROPERTY AND EQUIPMENT, net	91,733	88,143
DEFERRED INCOME TAXES	63,443	63,611
INTANGIBLES, net	65,525	65,774
OTHER ASSETS	9,538	10,146
Total Assets	$1,593,583	$1,420,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,581	$119,376
Accrued liabilities	71,959	59,113
Accrued promotional allowances	113,846	99,470
Deferred revenue	14,034	13,832
Accrued compensation	9,046	14,864
Income taxes payable	45,900	9,359
Total current liabilities	380,366	316,014

DEFERRED REVENUE	110,491	112,216

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 206,266 shares issued and 167,074 outstanding as of March 31, 2014; 206,014 shares issued and 166,822 outstanding as of December 31, 2013	1,031	1,030
Additional paid-in capital	383,183	368,069
Retained earnings	1,942,575	1,847,325
Accumulated other comprehensive loss	(1,131)	(1,233)
Common stock in treasury, at cost; 39,192 and 39,192 shares as of March 31, 2014 and December 31, 2013, respectively	(1,222,932)	(1,222,912)
Total stockholders’ equity	1,102,726	992,279
Total Liabilities and Stockholders’ Equity	$1,593,583	$1,420,509

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2014 AND 2013

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2014	2013

NET SALES	$536,129	$484,223

COST OF SALES	249,311	232,184

GROSS PROFIT	286,818	252,039

OPERATING EXPENSES	137,955	144,733

OPERATING INCOME	148,863	107,306

OTHER INCOME (EXPENSE):
Interest and other income (expense), net	155	(4,473)
(Loss) gain on investments and put options, net (Note 3)	(1)	2,571
Total other income (expense)	154	(1,902)

INCOME BEFORE PROVISION FOR INCOME TAXES	149,017	105,404

PROVISION FOR INCOME TAXES	53,767	41,908

NET INCOME	$95,250	$63,496

NET INCOME PER COMMON SHARE:
Basic	$0.57	$0.38
Diluted	$0.55	$0.37

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	166,913	165,525
Diluted	173,741	172,559

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2014 AND 2013

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2014	2013
Net income, as reported	$95,250	$63,496
Other comprehensive income (loss):
Change in foreign currency translation adjustment	102	(1,092)
Available-for-sale investments:
Change in net unrealized gains	-	-
Reclassification adjustment for net gains included in net income	-	(1,525)
Net change in available-for-sale investments	-	(1,525)
Other comprehensive income (loss)	102	(2,617)
Comprehensive income	$95,352	$60,879

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2014 AND 2013

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,250	$63,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,453	5,060
Gain on disposal of property and equipment	(100)	(2)
Stock-based compensation	6,986	6,959
Loss (gain) on put option	67	(83)
Gain on investments, net	(66)	(2,489)
Deferred income taxes	168	(398)
Tax benefit from exercise of stock options	(2,602)	(176)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(42,544)	(69,713)
Distributor receivables	947	(8,314)
Inventories	17,410	(14,080)
Prepaid expenses and other current assets	(7,110)	(10,584)
Prepaid income taxes	4,417	27,417
Accounts payable	6,068	7,479
Accrued liabilities	4,610	9,879
Accrued promotional allowances	14,708	13,939
Accrued distributor terminations	-	7,372
Accrued compensation	(5,838)	(5,377)
Income taxes payable	39,095	9,270
Deferred revenue	(1,517)	6,238
Net cash provided by operating activities	136,402	45,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	151,035	66,344
Sales of trading investments	1,725	-
Purchases of held-to-maturity investments	(187,718)	(69,464)
Purchases of property and equipment	(9,871)	(8,732)
Proceeds from sale of property and equipment	237	18
Decrease (increase) in intangibles	105	(3,362)
Decrease (increase) in other assets	543	(219)
Net cash used in investing activities	(43,944)	(15,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(620)	(296)
Tax benefit from exercise of stock options	2,602	176
Issuance of common stock	5,728	2,381
Purchases of common stock held in treasury	(20)	(13,361)
Net cash provided by (used in) financing activities	7,690	(11,100)

Effect of exchange rate changes on cash and cash equivalents	523	641

NET INCREASE IN CASH AND CASH EQUIVALENTS	100,671	20,019
CASH AND CASH EQUIVALENTS, beginning of period	211,349	222,514
CASH AND CASH EQUIVALENTS, end of period	$312,020	$242,533

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$12	$5
Income taxes	$9,747	$5,663

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2014 AND 2013

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accounts payable are property and equipment purchases of $0.2 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company” or, in reference to the Company’s former name, “Hansen Natural Corporation”) Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2014 and 2013 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

March 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$22,043	$-	$-	$22,043	$-	$-
Commercial paper	9,990	-	-	9,990	-	-
Municipal securities	400,504	25	-	400,529	-	-
Total	$432,537	$25	$-	432,562	$-	$-

Trading
Short-term:
Auction rate securities				6,395
Long-term:
Auction rate securities				8,131
Total				$447,088

December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$22,045	$-	$-	$22,045	$-	$-
Commercial paper	5,991	-	-	5,991	-	-
Municipal securities	367,819	48	-	367,867	-	-
Total	$395,855	$48	$-	395,903	$-	$-

Trading
Short-term:
Auction rate securities				6,392
Long-term:
Auction rate securities				9,792
Total				$412,087

During the three-months ended March 31, 2014, realized gains or losses recognized on the sale of investments were not significant. During the year ended December 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. Realized gains or losses on the sale of all other investments during the year ended December 31, 2013 were not significant.

The Company recognized a net gain through earnings on its trading securities as follows:

	Three-Months Ended March 31,
	2014	2013
Gain on trading securities sold	$131	$-
(Loss) gain on trading securities held	(64)	6
Gain on trading securites	$67	$6

The Company’s investments at March 31, 2014 and December 31, 2013 in certificates of deposit, commercial paper and/or municipal securities carried investment grade credit ratings.  All of the Company’s investments at March 31, 2014 and December 31, 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Certificates of deposit	$22,043	$22,043	$22,045	$22,045
Commercial paper	9,990	9,990	5,991	5,991
Municipal securities	400,504	400,529	367,819	367,867
Due 11 - 20 years:
Auction rate securities	11,053	11,053	11,102	11,102
Due 21 - 30 years:
Auction rate securities	3,473	3,473	5,082	5,082
Total	$447,063	$447,088	$412,039	$412,087

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash	$207,079	$-	$-	$207,079
Money market funds	73,014	-	-	73,014
Certificates of deposit	-	22,043	-	22,043
Commercial paper	-	9,990	-	9,990
Municipal securities	-	432,431	-	432,431
Auction rate securities	-	-	14,526	14,526
Put option related to auction rate securities	-	-	1,024	1,024
Foreign currency derivatives	-	(21)	-	(21)
Total	$280,093	$464,443	$15,550	$760,086

Amounts included in:
Cash and cash equivalents	$280,093	$31,927	$-	$312,020
Short-term investments	-	432,537	6,395	438,932
Accounts receivable, net	-	349	-	349
Investments	-	-	8,131	8,131
Prepaid expenses and other current assets	-	-	485	485
Other assets	-	-	539	539
Accrued liabilities	-	(370)	-	(370)
Total	$280,093	$464,443	$15,550	$760,086

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash	$139,300	$-	$-	$139,300
Money market funds	60,102	-	-	60,102
Certificates of deposit	-	22,045	-	22,045
Commercial paper	-	5,991	-	5,991
Municipal securities	-	379,766	-	379,766
Auction rate securities	-	-	16,184	16,184
Put option related to auction rate securities	-	-	1,092	1,092
Total	$199,402	$407,802	$17,276	$624,480

Amounts included in:
Cash and cash equivalents	$199,402	$11,947	$-	$211,349
Short-term investments	-	395,855	6,392	402,247
Investments	-	-	9,792	9,792
Prepaid expenses and other current assets	-	-	486	486
Other assets	-	-	606	606
Total	$199,402	$407,802	$17,276	$624,480

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposit, commercial paper and municipal securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2014 or the year ended December 31, 2013, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the three-months ended March 31, 2014.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of March 31, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities: Trading	Discounted cash flow	Maximum rate probability	0.61%-2.48% (1.53%)
		Principal returned probability	85.58%-94.70% (86.91%)
		Default probability	4.28%-12.18% (11.56%)
		Liquidity risk	3.00%-3.00% (3.00%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.43%-0.68% (0.51%)

At March 31, 2014, the Company held auction rate securities with a face value of $15.5 million (amortized cost basis of $14.5 million). A Level 3 valuation was performed on the Company’s auction rate securities as of March 31, 2014 resulting in a fair value of $14.5 million for the Company’s trading auction rate securities (after a $1.0 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the three-months ended March 31, 2014, $1.7 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option ($2.3 million, $1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par during the years ended December 31, 2013, 2012 and 2011, respectively). Subsequent to March 31, 2014, $1.7 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of March 31, 2014, the Company recorded $1.0 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets, as well as in other assets, in the condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net effect of (i) the revaluation of the 2011 Put Option as of March 31, 2014; (ii) the redemption at par of certain 2011 ARS Securities; and (iii) the revaluation of the Company’s trading auction rate securities as of March 31, 2014 resulted in a loss of $0.001 million, which is included in other income (expense) for the three-months ended March 31, 2014. The net effect of (i) the revaluation of the 2011 Put Option as of March 31, 2013; (ii) the revaluation of the Company’s trading auction rate securities as of March 31, 2013; and (iii) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities resulted in a gain of $2.6 million, which is included in other income (expense) for the three-months ended March 31, 2013.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended March 31, 2014		Three-Months Ended March 31, 2013
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$16,184	$1,092	$23,156	$1,929
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	67	(68)	2,489	82
Included in other comprehensive income	-	-	(2,483)	-
Settlements	(1,725)	-	(5,792)	-
Closing Balance	$14,526	$1,024	$17,370	$2,011

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company as of March 31, 2014 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

	March 31,2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$12,234	$70	Accounts receivable, net
Receive USD/pay JPY	24,216	279	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$15,577	$(8)	Accrued liabilities
Receive USD/pay AUD	9,204	(51)	Accrued liabilities
Receive USD/pay ZAR	14,713	(235)	Accrued liabilities
Receive USD/pay MXN	3,742	(25)	Accrued liabilities
Receive USD/pay CLP	5,106	(46)	Accrued liabilities
Receive USD/pay COP	2,229	(5)	Accrued liabilities

The Company had no foreign currency exchange contracts outstanding at December 31, 2013.

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of loss recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	March 31, 2014	March 31, 2013
Foreign currency exchange contracts	Interest and other income (expense), net	$359	$-

6.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2014	December 31, 2013
Raw materials	$64,550	$68,088
Finished goods	139,511	153,361
	$204,061	$221,449

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2014	December 31, 2013
Land	$5,382	$5,382
Leasehold improvements	2,737	2,222
Furniture and fixtures	3,494	3,474
Office and computer equipment	14,514	14,135
Computer software	655	791
Equipment	66,752	62,552
Buildings	37,980	33,468
Vehicles	29,860	30,442
	161,374	152,466
Less: accumulated depreciation and amortization	(69,641)	(64,323)
	$91,733	$88,143

8.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	March 31, 2014	December 31, 2013
Amortizing intangibles	$1,140	$1,076
Accumulated amortization	(665)	(590)
	475	486
Non-amortizing intangibles	65,050	65,288
	$65,525	$65,774

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 19 years).  Amortization expense was $0.1 million and $0.01 million for the three-months ended March 31, 2014 and 2013, respectively.

9.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.9 million and $2.4 million for the three-months ended March 31, 2014 and 2013, respectively.

The Company incurred termination costs to certain of its prior distributors amounting to $0.01 million and $8.3 million in aggregate for the three-months ended March 31, 2014 and 2013, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2014 and 2013.

10.                           COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $31.3 million at March 31, 2014, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company had contractual obligations aggregating approximately $92.9 million at March 31, 2014, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $14.8 million at March 31, 2014, which related primarily to warehouse and office space.

Value Added Tax (“VAT”) – The Company sought guidance from Her Majesty’s Revenue & Customs (“HMRC”), the VAT taxing authority in the United Kingdom, to determine if the Company should have charged VAT in the United Kingdom on a portion of the Company’s sales beginning May 26, 2010.  The Company did not receive conclusive guidance from HMRC and has taken the position that it should only have charged VAT beginning October 3, 2013, pursuant to a new production agreement effective on this date. As a result, the Company has recorded for the period from October 3, 2013 to March 31, 2014, an $8.7 million VAT receivable and an $8.7 million VAT payable included in accounts receivable, net and accrued liabilities, respectively, in the accompanying condensed consolidated balance sheet at March 31, 2014.

Should it be determined that VAT should have been charged on such sales beginning on May 26, 2010, such VAT would represent a pass-through tax in the United Kingdom and would result in an adjustment to accounts receivable and a corresponding adjustment to accrued liabilities on the balance sheet and have no impact on the Company’s results of operations. The Company estimates the maximum amount of the potential VAT pass-through tax for the period beginning on May 26, 2010 through October 3, 2013 to be $47.1 million. If it is determined that the Company should have charged VAT on such sales prior to October 3, 2013, it is possible that a tax penalty may be assessed by HMRC. However, the Company believes that any such penalty would not have a material impact on its financial position, results of operations or liquidity.

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

Following a mediation conducted by an independent mediator, the Company entered into a Stipulation of Settlement on April 16, 2014 that, if approved by the District Court, will resolve the litigation and result in the action being dismissed with prejudice.  A preliminary approval hearing with respect to the proposed settlement is scheduled for June 19, 2014.

Under the terms of the proposed settlement, the Company has agreed that certain of its insurance carriers will pay $16.25 million into an escrow account for distribution to a proposed settlement class, certified by the District Court for settlement purposes only and consisting of all persons who purchased or otherwise acquired the Company’s stock during the Class Period.  Excluded from the proposed settlement class are the Company’s officers and directors, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which defendants have or had a controlling interest, as well as any putative member of the settlement class who submits a valid and timely request for exclusion in the manner ultimately approved by the District Court.  Under the proposed settlement, defendants and various of their related persons and entities will receive a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period.

The proposed settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit.  Because the full amount of the proposed settlement will be paid by the Company’s insurance carriers, the settlement will not have an effect on the Company’s results of operations.

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

San Francisco City Attorney Litigation. On October 31, 2012, the Company received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand of energy drinks and specifically concerning the safety of its products for consumption by adolescents. In a letter dated March 29, 2013, the San Francisco City Attorney threatened to bring suit against the Company if it did not agree to take the following five steps immediately: (i) “Reformulate its products to lower the caffeine content to safe levels”; (ii) “Provide adequate warning labels”; (iii) “Cease promoting over-consumption in marketing”; (iv) “Cease use of alcohol and drug references in marketing”; and (v) “Cease targeting minors.”

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

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the case to the United States District Court for the Northern District of California (the “Northern District Court”). On July 3, 2013, the City Attorney filed a motion to remand the case back to state court. On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand the San Francisco Action back to state court.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 17, 2013 (after the San Francisco Action described above was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the action.  The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013.

On January 15, 2014, the Company filed a demurrer to and motion to strike allegations in the complaint in the San Francisco Action.  On March 5, 2014, the Court overruled the demurrer, granted the motion to strike as to one theory for relief pleaded by the City Attorney, and lifted the stay on discovery.

On March 20, 2014, the City Attorney filed an amended complaint, adding allegations supporting the theory for relief as to which the Court had granted the motion to strike.  On April 18, 2014, the Company filed a renewed motion to strike, challenging the theory for relief previously rejected by the Court, as well as a motion asking the Court to bifurcate and/or stay claims relating to the safety of Monster Energy® drinks, pending resolution of the ongoing FDA investigation of the safety and labeling of food products to which caffeine is added.  These motions are calendared for hearing on May 21, 2014.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2014 are as follows:

Currency Translation Gains (Losses)

Balance at December 31, 2013	$(1,233)
Other comprehensive income before reclassifications	102
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive income	102
Balance at March 31, 2014	$(1,131)

12.                            TREASURY STOCK PURCHASE

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the three-months ended March 31, 2014, no shares of common stock were purchased under the April 2013 Repurchase Plan. During the year ended December 31, 2013, the Company purchased 0.951 million shares of common stock at an average purchase price of $56.98 per share for a total amount of $54.2 million (excluding broker commissions) under the April 2013 Repurchase Plan.

During the three-months ended March 31, 2014, 281 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.02 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

13.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2014: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $7.0 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units for both the three-months ended March 31, 2014 and 2013.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended March 31, 2014 and 2013 was $2.6 million and $0.2 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2014 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

Three-Months Ended March 31,
	2014	2013
Dividend yield	0.0%	0.0%
Expected volatility	43.1%	47.8%
Risk-free interest rate	1.6%	0.9%
Expected term	5.9 years	5.4 years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (In	Price Per	Term (In	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2014	12,973	$15.70	3.7	$675,595
Granted	689	$70.06
Exercised	(235)	$24.33
Cancelled or forfeited	(16)	$47.09
Outstanding at March 31, 2014	13,411	$18.30	3.8	$686,398
Vested and expected to vest in the future at March 31, 2014	12,905	$16.92	3.6	$678,326
Exercisable at March 31, 2014	10,323	$9.45	2.4	$619,368

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2014 and 2013 was $29.86 per share and $20.52 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2014 and 2013 was $11.4 million and $3.3 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Cash received from option exercises under all plans for the three-months ended March 31, 2014 and 2013 was approximately $5.7 million and $2.4 million, respectively.

At March 31, 2014, there was $56.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	391	$49.27
Granted	-	$-
Vested	(17)	$57.18
Forfeited/cancelled	(6)	$57.30
Non-vested at March 31, 2014	368	$48.78

No awards were granted during the three-months ended March 31, 2014. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended March 31, 2013 was $50.89 per share. As of March 31, 2014, 0.3 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At March 31, 2014, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $10.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.        INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2014:

Gross Unrecognized Tax Benefits
Balance at December 31, 2013	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at March 31, 2014	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2014, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the amount of unrecognized tax benefits will not change within the next 12 months.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

On March 8, 2013, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2010 and 2011. The Company is also in various stages of examination with certain states. The 2012 U.S. federal income tax return is subject to IRS examination. State income tax returns are subject to examination for the 2009 through 2012 tax years.

15.        EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended
	March 31,
	2014	2013
Weighted-average shares outstanding:
Basic	166,913	165,525
Dilutive securities	6,828	7,034
Diluted	173,741	172,559

For the three-months ended March 31, 2014 and 2013, options and awards outstanding totaling 0.6 million shares and 0.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended March 31, 2014
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$514,355	$21,774	$-	$536,129
Contribution margin	186,468	296	-	186,764
Corporate and unallocated expenses	-	-	(37,901)	(37,901)
Operating income				148,863
Other income (expense)	26	-	128	154
Income before provision for income taxes				149,017
Depreciation and amortization	(4,944)	(81)	(1,428)	(6,453)

	Three-Months Ended March 31, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$460,175	$24,048	$-	$484,223
Contribution margin	138,974	382	-	139,356
Corporate and unallocated expenses	-	-	(32,050)	(32,050)
Operating income				107,306
Other income (expense)	188	-	(2,090)	(1,902)
Income before provision for income taxes				105,404
Depreciation and amortization	(4,421)	(58)	(581)	(5,060)

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $37.9 million for the three-months ended March 31, 2014 and included $21.1 million of payroll costs, of which $7.0 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $10.1 million attributable to professional service expenses, including accounting and legal costs and $6.7 million of other operating expenses.  Corporate and unallocated expenses were $32.0 million for the three-months ended March 31, 2013 and included $19.4 million of payroll costs, of which $7.0 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $7.6 million attributable to professional service expenses, including accounting and legal costs and $5.0 million attributable to other operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 31% and 30% of the Company’s net sales for the three-months ended March 31, 2014 and 2013, respectively.

Net sales to customers outside the United States amounted to $115.8 million and $106.3 million for the three-months ended March 31, 2014 and 2013, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended
	March 31,
Product Line	2014	2013
Energy drinks	$499,013	$446,026
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	26,446	27,972
Carbonated (primarily soda beverages)	7,014	6,401
Other	3,656	3,824
	$536,129	$484,223

17.        RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2014 and 2013 were $0.07 million and $0.2 million, respectively.

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

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Cane Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• X-Presso Monster®	• Hubert’s®
• Muscle Monster®	• Worx Energy®
• Punch Monster™	• Peace Tea®

Our Monster Energy® drinks, which represented 92.9% and 91.9% of our net sales for the three-months ended March 31, 2014 and 2013, respectively, include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Monster Khaos®	• Java Monster® Vanilla Light
• Monster M-80® (named Ripper® in certain countries)	• Java Monster® Irish Blend®
• Monster Energy® Absolutely Zero	• Java Monster® Toffee
• Monster Energy® Import	• Java Monster® Kona Cappuccino™
• Monster Energy® Import Light	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Punch Monster™ Baller’s Blend (formerly Dub Edition)
• Punch Monster™ Mad Dog (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Rehab® Tea + Lemonade + Energy
• Monster Rehab® Rojo Tea + Energy	• Monster Energy Extra Strength Nitrous Technology® Black Ice™
• Monster Rehab® Green Tea + Energy
• Monster Rehab® Protean + Energy	• X-Presso Monster® Hammer
• Monster Rehab® Tea + Orangeade + Energy	• X-Presso Monster® Midnite
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Cuba-Lima®
• Muscle Monster® Vanilla	• Monster Energy® Zero Ultra
• Muscle Monster® Chocolate	• Monster Energy® Ultra Blue™
• Muscle Monster® Coffee	• Monster Energy® Ultra Red™
• Muscle Monster® Strawberry	• M3® Monster Energy® Super Concentrate
• Muscle Monster® Peanut Butter Cup	• Übermonster® Energy Brew

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

During the three-months ended March 31, 2014, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the three-months ended March 31, 2014, we introduced the following products:

•                        Punch Monster™ Baller’s Blend (formerly Dub Edition) (January 2014).

•                        Punch Monster™ Mad Dog (formerly Dub Edition) (January 2014).

•                        Peace Tea Beverage Company™ Viva Mango™, a mango flavored juice drink (February 2014).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the three-months ended March 31, 2014, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our gross sales (as defined below) of $613.7 million for the three-months ended March 31, 2014 represented record sales for our first fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $576.5 million for the three-months ended March 31, 2014, an increase of $55.3 million, or 94.2% of our overall increase in gross sales for the three-months ended March 31, 2014.

Our DSD segment represented 95.9% and 95.0% of our consolidated net sales for the three-months ended March 31, 2014 and 2013, respectively. Our Warehouse segment represented 4.1% and 5.0% of our consolidated net sales for the three-months ended March 31, 2014 and 2013, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, coolers and barrel coolers) to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $144.3 million and $130.7 million for the three-months ended March 31, 2014 and 2013, respectively. Such sales were approximately 23% of gross sales for both the three-months ended March 31, 2014 and 2013.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three-months ended March 31, 2014 and 2013 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended March 31,
	2014	2013
Full service distributors	62%	62%
Club stores, drug chains & mass merchandisers	9%	10%
Outside the U.S.	23%	23%
Retail grocery, specialty chains and wholesalers	4%	3%
Other	2%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC, certain bottlers of the Coca-Cola Hellenic Bottling Company, Swire Coca-Cola, USA  and certain other Coca-Cola Company independent bottlers, Anheuser-Busch, Inc. (“AB”), select independent AB distributors, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) and Costco. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 31% and 30% of our net sales for the three-months ended March 31, 2014 and 2013, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2014 and 2013, respectively.

(In thousands, except per share amounts)	Three-Months Ended March 31,		Percentage Change
	2014	2013	14 vs. 13
Gross sales, net of discounts & returns *	$613,723	$554,951	10.6%
Less: Promotional and other allowances**	77,594	70,728	9.7%
Net sales	536,129	484,223	10.7%

Cost of sales	249,311	232,184	7.4%
Gross profit***	286,818	252,039	13.8%
Gross profit as a percentage of net sales	53.5%	52.1%

Operating expenses[1]	137,955	144,733	(4.7%)
Operating expenses as a percentage of net sales	25.7%	29.9%

Operating income	148,863	107,306	38.7%
Operating income as a percentage of net sales	27.8%	22.2%

Other income (expense):
Interest and other income (expense), net	155	(4,473)	103.5%
(Loss) gain on investments and put options, net	(1)	2,571	100.0%
Total other income (expense)	154	(1,902)	108.1%

Income before provision for income taxes	149,017	105,404	41.4%

Provision for income taxes	53,767	41,908	28.3%

Income taxes as a percentage of income before taxes	36.1%	39.8%

Net income	$95,250	$63,496	50.0%
Net income as a percentage of net sales	17.8%	13.1%

Net income per common share:
Basic	$0.57	$0.38	48.8%
Diluted	$0.55	$0.37	49.0%

Case sales (in thousands)
(in 192-ounce case equivalents)	51,926	47,749	8.7%

1Includes $0.01 million and $8.3 million for the three-months ended March 31, 2014 and 2013, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Results of Operations for the Three-Months Ended March 31, 2014 Compared to the Three-Months Ended March 31, 2013.

Gross Sales. Gross sales were $613.7 million for the three-months ended March 31, 2014, an increase of approximately $58.8 million, or 10.6% higher than gross sales of $555.0 million for the three-months ended March 31, 2013. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $55.3 million, or 94.2%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended March 31, 2014. Promotional and other allowances, as described in the footnote above, were $77.6 million for the three-months ended March 31, 2014, an increase of $6.9 million, or 9.7% higher than promotional and other allowances of $70.7 million for the three-months ended March 31, 2013. Promotional and other allowances as a percentage of gross sales decreased to 12.6% from 12.7% for the three-months ended March 31, 2014 and 2013, respectively.  As a result, the percentage increase in net sales for the three-months ended March 31, 2014 was slightly higher than the percentage increase in gross sales.

Net Sales. Net sales were $536.1 million for the three-months ended March 31, 2014, an increase of approximately $51.9 million, or 10.7% higher than net sales of $484.2 million for the three-months ended March 31, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $52.8 million, or 101.8%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2014.

Case sales, in 192-ounce case equivalents, were 51.9 million cases for the three-months ended March 31, 2014, an increase of approximately 4.2 million cases or 8.7% higher than case sales of 47.7 million cases for the three-months ended March 31, 2013. The overall average net sales per case increased to $10.32 for the three-months ended March 31, 2014, which was 1.8% higher than the average net sales per case of $10.14 for the three-months ended March 31, 2013.

Net sales for the DSD segment were $514.4 million for the three-months ended March 31, 2014, an increase of approximately $54.2 million, or 11.8% higher than net sales of $460.2 million for the three-months ended March 31, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $52.8 million, or 97.5%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended March 31, 2014.

Net sales for the Warehouse segment were $21.8 million for the three-months ended March 31, 2014, a decrease of approximately $2.3 million, or 9.5% lower than net sales of $24.0 million for the three-months ended March 31, 2013.  The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of Hubert’s® lemonades.

Gross Profit.  Gross profit was $286.8 million for the three-months ended March 31, 2014, an increase of approximately $34.8 million, or 13.8% higher than the gross profit of $252.0 million for the three-months ended March 31, 2013. Gross profit as a percentage of net sales increased to 53.5% for the three-months ended March 31, 2014 from 52.1% for the three-months ended March 31, 2013.  The increase in gross profit dollars was primarily the result of the $55.3 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to changes in product sales mix as well as an increase in production efficiencies.

Operating Expenses.  Total operating expenses were $138.0 million for the three-months ended March 31, 2014, a decrease of approximately $6.8 million, or 4.7% lower than total operating expenses of $144.7 million for the three-months ended March 31, 2013. The decrease in operating expenses was partially attributable to decreased expenditures of $8.3 million relating to the costs associated with terminating existing distributors, decreased expenditures of $5.4 million for premiums, decreased expenditures of $1.8 million for allocated trade development and decreased expenditures of $1.3 million for other marketing expenses. The decrease in operating expenses was partially offset by increased out-bound freight and warehouse costs of $2.9 million, increased expenditures of $2.6 million for professional service costs, including legal and accounting fees (of which $2.0 million related to an increase in expenditures for regulatory matters and litigation concerning our Monster Energy® brand energy drinks) and increased payroll expenses of $2.2 million (of which $0.03 million related to an increase in stock-based compensation).

Contribution Margin.  Contribution margin for the DSD segment was $186.5 million for the three-months ended March 31, 2014, an increase of approximately $47.5 million, or 34.2% higher than contribution margin of $139.0 million for the three-months ended March 31, 2013. The increase in the contribution margin for the DSD segment was primarily the result of the $55.3 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $0.3 million for the three-months ended March 31, 2014, approximately $0.1 million lower than contribution margin of $0.4 million for the three-months ended March 31, 2013.

Operating Income.  Operating income was $148.9 million for the three-months ended March 31, 2014, an increase of approximately $41.6 million, or 38.7% higher than operating income of $107.3 million for the three-months ended March 31, 2013. Operating income as a percentage of net sales increased to 27.8% for the three-months ended March 31, 2014 from 22.2% for the three-months ended March 31, 2013, primarily due to the increase in gross profit as a percentage of net sales as well as the decrease in operating expenses as a percentage of net sales. The increase in operating income in dollars was primarily due to an increase of $34.8 million in gross profit as well as a decrease in operating expenses of $6.8 million. Operating income (loss) was $1.9 million and ($2.3) million for the three-months ended March 31, 2014 and 2013, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Income (Expense).  Other income (expense) was $0.2 million for the three-months ended March 31, 2014, as compared to other income (expense) of ($1.9) million for the three-months ended March 31, 2013. Foreign currency transaction losses were $0.2 million and $4.7 million for the three-months ended March 31, 2014 and 2013, respectively. The decrease in foreign currency losses during the three-months ended March 31, 2014 was primarily related to our foreign currency transactions in Japan and Canada. Interest income was $0.4 million and $0.1 million for the three-months ended March 31, 2014 and 2013, respectively.

Provision for Income Taxes.  Provision for income taxes was $53.8 million for the three-months ended March 31, 2014, an increase of $11.9 million or 28.3% higher than the provision for income taxes of $41.9 million for the three-months ended March 31, 2013.  The effective combined federal, state and foreign tax rate decreased to 36.1% from 39.8% for the three-months ended March 31, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily the result of profits earning in certain foreign subsidiaries that have no related income tax expense as a result of the prior establishment of valuation allowances on their deferred tax assets. In addition, the effective tax rate for the three-months ended March 31, 2013 was partially increased by the establishment of a full valuation allowance during the three-months ended March 31, 2013 against a tax capital loss recognized on the sale of certain available-for-sale auction rate securities.

Net Income.  Net income was $95.3 million for the three-months ended March 31, 2014, an increase of $31.8 million or 50.0% higher than net income of $63.5 million for the three-months ended March 31, 2013. The increase in net income was primarily attributable to an increase in gross profit of $34.8 million and a decrease in operating expenses of $6.8 million. The increase in net income was partially offset by an increase in the provision for income taxes of $11.9 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $136.4 million for the three-months ended March 31, 2014, as compared with net cash provided by operating activities of $45.9 million for the three-months ended March 31, 2013.  For the three-months ended March 31, 2014, cash provided by operating activities was primarily attributable to net income earned of $95.3 million and adjustments for certain non-cash expenses, consisting of $7.0 million of stock-based compensation and $6.5 million of depreciation and other amortization. For the three-months ended March 31, 2014, cash provided by operating activities also increased due to a $39.1 million increase in income taxes payable, a $17.4 million decrease in inventory, a $14.7 million increase in accrued promotional allowances, a $6.1 million increase in accounts payable, a $4.6 million increase in accrued liabilities and a $4.4 million decrease in prepaid income taxes. For the three-months ended March 31, 2014, cash provided by operating activities was reduced due to a $42.5 million increase in accounts receivable, a $7.1 million increase in prepaid expenses and other current assets, a $5.8 million decrease in accrued compensation, a $2.6 million tax benefit from the exercise of stock options and a $1.5 million decrease in deferred revenue.  For the three-months ended March 31, 2013, cash provided by operating activities was primarily attributable to net income earned of $63.5 million and adjustments for certain non-cash expenses consisting of $7.0 million of stock-based compensation and $5.0 million of depreciation and other amortization. For the three-months ended March 31, 2013, cash provided by operating activities also increased due to a $27.4 million decrease in prepaid income taxes, a $13.9 million increase in accrued promotional allowances, a $9.3 million increase in income taxes payable, a $9.9 million increase in accrued liabilities, a $7.4 million increase in accrued distributor terminations, a $7.5 million increase in accounts payable, and a $6.2 million increase in deferred revenue. For the three-months ended

March 31, 2013, cash provided by operating activities was reduced due to a $69.7 million increase in accounts receivable, a $14.1 million increase in inventory, a $10.6 million increase in prepaid expenses and other current assets, an $8.3 million increase in distributor receivables, a $5.4 million decrease in accrued compensation and a $2.5 million gain on investments.

Cash flows used in investing activities. Net cash used in investing activities was $43.9 million for the three-months ended March 31, 2014, as compared to net cash used in investing activities of $15.4 million for the three-months ended March 31, 2013.  For the three-months ended March 31, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and purchases of property and equipment, including the purchase of real property. For the three-months ended March 31, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment and additions to intangibles. For the three-months ended March 31, 2014, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For the three-months ended March 31, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the three-months ended March 31, 2014 and 2013, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by (used in) financing activities.  Net cash provided by financing activities was $7.7 million for the three-months ended March 31, 2014, as compared to net cash used in financing activities of $11.1 million for the three-months ended March 31, 2013. For the three-months ended March 31, 2014, cash provided by financing activities was primarily attributable to $5.7 million received from the issuance of common stock in connection with the exercise of certain stock options and a $2.6 million tax benefit from the exercise of stock options.  For the three-months ended March 31, 2013, cash provided by financing activities was primarily attributable to $2.4 million received from the issuance of common stock in connection with the exercise of certain stock options and a $0.2 million tax benefit from the exercise of stock options. For the three-months ended March 31, 2013, cash used in financing activities was primarily attributable to $13.4 million of purchases on common stock.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At March 31, 2014, we had $312.0 million in cash and cash equivalents and $447.1 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We believe that cash available from operations, including our cash resources and the revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through March 31, 2015.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2014:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$92,916	$59,171	$33,059	$686	$-
Capital Leases	664	664	-	-	-
Operating Leases	14,783	4,876	8,610	884	413
Purchase Commitments²	31,250	31,250	-	-	-
	$139,613	$95,961	$41,669	$1,570	$413

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2014. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of March 31, 2014.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2014 and 2013, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended
net sales per case)	March 31,
	2014	2013

Net sales	$536,129	$484,223
Case sales (192-ounce case equivalents)	51,926	47,749
Average net sales per case	$10.32	$10.14

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Inflation

We believe inflation did not have a significant impact on our results of operations for the periods presented.

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
•

Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;

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

•	Our ability to address any significant deficiencies or material weakness in our internal control over financial reporting;
•	Our ability to continue to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power and/or from high gasoline prices;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;

•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Peace Tea® iced teas and/or our other products;
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

•

Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which the Company is a member, and the impact on the Company of such guidelines;

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

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2013, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements, due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Our gross sales to customers outside of the United States were approximately 23% of consolidated gross sales for both the three-months ended March 31, 2014 and 2013. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the three-months ended March 31, 2014, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of March 31, 2014 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other income (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of March 31, 2014 to be significant.

There have been no additional material changes in our market risk during the three-months ended March 31, 2014 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following a mediation conducted by an independent mediator, the Company entered into a Stipulation of Settlement on April 16, 2014 that, if approved by the District Court, will resolve the litigation and result in the action being dismissed with prejudice.  A preliminary approval hearing with respect to the proposed settlement is scheduled for June 19, 2014.

Under the terms of the proposed settlement, the Company has agreed that certain of its insurance carriers will pay $16.25 million into an escrow account for distribution to a proposed settlement class, certified by the District Court for settlement purposes only and consisting of all persons who purchased or otherwise acquired the Company’s stock during the Class Period.  Excluded from the proposed settlement class are the Company’s officers and directors, members of their immediate families and their legal representatives, heirs, successors or assigns and any entity in which defendants have or had a controlling interest, as well as any putative member of the settlement class who submits a valid and timely request for exclusion in the manner ultimately approved by the District Court.  Under the proposed settlement, defendants and various of their related persons and entities will receive a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period.

The proposed settlement contains no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims are without merit.  Because the full amount of the proposed settlement will be paid by the Company’s insurance carriers, the settlement will not have an effect on the Company’s results of operations.

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

San Francisco City Attorney Litigation. On October 31, 2012, the Company received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand of energy drinks and specifically concerning the safety of its products for consumption by adolescents. In a letter dated March 29, 2013, the San Francisco City Attorney threatened to bring suit against the Company if it did not agree to take the following five steps immediately: (i) “Reformulate its products to lower the caffeine content to safe levels”; (ii) “Provide adequate warning labels”; (iii) “Cease promoting over-consumption in marketing”; (iv) “Cease use of alcohol and drug references in marketing”; and (v) “Cease targeting minors.”

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

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the case to the United States District Court for the Northern District of California (the “Northern District Court”). On July 3, 2013, the City Attorney filed a motion to remand the case back to state court. On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand the San Francisco Action back to state court.

On October 17, 2013 (after the San Francisco Action described above was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the action.  The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013.

On January 15, 2014, the Company filed a demurrer to and motion to strike allegations in the complaint in the San Francisco Action.  On March 5, 2014, the Court overruled the demurrer, granted the motion to strike as to one theory for relief pleaded by the City Attorney, and lifted the stay on discovery.

On March 20, 2014, the City Attorney filed an amended complaint, adding allegations supporting the theory for relief as to which the Court had granted the motion to strike.  On April 18, 2014, the Company filed a renewed motion to strike, challenging the theory for relief previously rejected by the Court, as well as a motion asking the Court to bifurcate and/or stay claims relating to the safety of Monster Energy® drinks, pending resolution of the ongoing FDA investigation of the safety and labeling of food products to which caffeine is added.  These motions are calendared for hearing on May 21, 2014.

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

ITEM 1A.                             RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2013.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended March 31, 2014, 281 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.02 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase program, including the April 2013 Repurchase Plan.

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

None.

ITEM 6.                                        EXHIBITS

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1* Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*                                                                The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 9, 2014	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer