Form 10-Q
period 2014-06-30
Monster Beverage Corp
filed 2014-08-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 167,176,357 shares of common stock, par value $0.005 per share, outstanding as of July 23, 2014.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$373,051	$211,349
Short-term investments	453,969	402,247
Accounts receivable, net	395,460	291,638
Distributor receivables	3,332	4,542
Inventories	207,908	221,449
Prepaid expenses and other current assets	25,594	21,376
Prepaid income taxes	7,115	9,518
Deferred income taxes	20,924	20,924
Total current assets	1,487,353	1,183,043

INVESTMENTS	51,682	9,792
PROPERTY AND EQUIPMENT, net	91,218	88,143
DEFERRED INCOME TAXES	63,443	63,611
INTANGIBLES, net	66,351	65,774
OTHER ASSETS	8,972	10,146
Total Assets	$1,769,019	$1,420,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,776	$119,376
Accrued liabilities	80,792	59,113
Accrued promotional allowances	130,807	99,470
Deferred revenue	14,317	13,832
Accrued compensation	10,310	14,864
Income taxes payable	12,839	9,359
Total current liabilities	404,841	316,014

DEFERRED REVENUE	108,547	112,216

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 206,364 shares issued and 167,171 outstanding as of June 30, 2014; 206,014 shares issued and 166,822 outstanding as of December 31, 2013	1,032	1,030
Additional paid-in capital	394,612	368,069
Retained earnings	2,083,579	1,847,325
Accumulated other comprehensive loss	(621)	(1,233)
Common stock in treasury, at cost; 39,193 and 39,192 shares as of June 30, 2014 and December 31, 2013, respectively	(1,222,971)	(1,222,912)
Total stockholders’ equity	1,255,631	992,279
Total Liabilities and Stockholders’ Equity	$1,769,019	$1,420,509

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2014 AND 2013

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET SALES	$687,199	$630,934	$1,223,329	$1,115,158

COST OF SALES	307,911	294,672	557,222	526,857

GROSS PROFIT	379,288	336,262	666,107	588,301

OPERATING EXPENSES	163,475	156,835	301,430	301,569

OPERATING INCOME	215,813	179,427	364,677	286,732

OTHER INCOME (EXPENSE):
Interest and other income (expense), net	190	(3,468)	345	(7,940)
(Loss) gain on investments and put options, net (Note 3)	(12)	66	(13)	2,637
Total other income (expense)	178	(3,402)	332	(5,303)

INCOME BEFORE PROVISION FOR INCOME TAXES	215,991	176,025	365,009	281,429

PROVISION FOR INCOME TAXES	74,988	69,152	128,755	111,060

NET INCOME	$141,003	$106,873	$236,254	$170,369

NET INCOME PER COMMON SHARE:
Basic	$0.84	$0.64	$1.41	$1.03
Diluted	$0.81	$0.62	$1.36	$0.98

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	167,098	166,447	167,006	165,988
Diluted	173,964	173,350	173,869	172,992

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-AND SIX-MONTHS ENDED JUNE 30, 2014 AND 2013

(In Thousands) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Net income, as reported	$141,003	$106,873	$236,254	$170,369
Other comprehensive income (loss):
Change in foreign currency translation adjustment	510	(2,441)	612	(3,533)
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	-	(1,525)
Net change in available-for-sale investments	-	-	-	(1,525)
Other comprehensive income (loss)	510	(2,441)	612	(5,058)
Comprehensive income	$141,513	$104,432	$236,866	$165,311

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2014 AND 2013

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236,254	$170,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,995	10,337
Gain on disposal of property and equipment	(185)	(216)
Stock-based compensation	15,089	14,392
Loss on put option	97	243
Gain on investments, net	(84)	(2,881)
Deferred income taxes	168	(926)
Tax benefit from exercise of stock options	(3,303)	(28,883)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(99,711)	(104,993)
Distributor receivables	1,242	(5,310)
Inventories	13,536	(33,972)
Prepaid expenses and other current assets	(4,189)	(8,523)
Prepaid income taxes	2,503	(4,118)
Accounts payable	36,113	16,877
Accrued liabilities	17,529	15,987
Accrued promotional allowances	31,776	22,188
Accrued distributor terminations	165	3,464
Accrued compensation	(4,618)	(4,122)
Income taxes payable	6,780	33,019
Deferred revenue	(3,180)	6,788
Net cash provided by operating activities	258,977	99,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	324,819	107,416
Sales of trading investments	3,450	-
Purchases of held-to-maturity investments	(421,797)	(154,525)
Purchases of property and equipment	(15,074)	(22,497)
Proceeds from sale of property and equipment	310	8,665
Increase in intangibles	(828)	(5,101)
Decrease (increase) in other assets	1,102	(4,538)
Net cash used in investing activities	(108,018)	(70,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(973)	(794)
Tax benefit from exercise of stock options	3,303	28,883
Issuance of common stock	7,716	16,288
Purchases of common stock held in treasury	(59)	(13,396)
Net cash provided by financing activities	9,987	30,981

Effect of exchange rate changes on cash and cash equivalents	756	1,204

NET INCREASE IN CASH AND
CASH EQUIVALENTS	161,702	61,325
CASH AND CASH EQUIVALENTS, beginning of period	211,349	222,514
CASH AND CASH EQUIVALENTS, end of period	$373,051	$283,839

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$18	$19
Income taxes	$119,654	$82,720

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2014 AND 2013

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.5 million and $1.8 million for the six-months ended June 30, 2014 and 2013, respectively.

Included in accounts payable are property and equipment purchases of $0.1 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2014 and 2013 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”.  ASU 2014-12 clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU 2014-09 on its financial position, results of operations and liquidity.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$6,007	$-	$-	$6,007	$-	$-
Commercial paper	9,996	-	-	9,996	-	-
Municipal securities	431,597	76	-	431,673	-	-
Long-term:
Municipal securities	45,232	24	-	45,256	-	-
Total	$492,832	$100	$-	492,932	$-	$-
Trading
Short-term:
Auction rate securities				6,369
Long-term:
Auction rate securities				6,450
Total				$505,751

December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$22,045	$-	$-	$22,045	$-	$-
Commercial paper	5,991	-	-	5,991	-	-
Municipal securities	367,819	48	-	367,867	-	-
Total	$395,855	$48	$-	395,903	$-	$-
Trading
Short-term:
Auction rate securities				6,392
Long-term:
Auction rate securities				9,792
Total				$412,087

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the three- and six-months ended June 30, 2014, realized gains or losses recognized on the sale of investments were not significant. During the year ended December 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. Realized gains or losses on the sale of all other investments during the year ended December 31, 2013 were not significant.

The Company recognized a net gain through earnings on its trading securities as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Gain on trading securities sold	$138	$-	$269	$-
(Loss) gain on trading securities held	(121)	392	(185)	399
Gain on trading securites	$17	$392	$84	$399

The Company’s investments at June 30, 2014 and December 31, 2013 in certificates of deposit, commercial paper and/or municipal securities carried investment grade credit ratings.  All of the Company’s investments at June 30, 2014 and December 31, 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2014		December 31, 2013

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Certificates of deposit	$6,007	$6,007	$22,045	$22,045
Commercial paper	9,996	9,996	5,991	5,991
Municipal securities	431,597	431,673	367,819	367,867
Due 1 - 10 years:
Municipal securities	45,232	45,256	-	-
Due 11 - 20 years:
Auction rate securities	12,773	12,773	11,102	11,102
Due 21 - 30 years:
Auction rate securities	46	46	5,082	5,082
Total	$505,651	$505,751	$412,039	$412,087

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

June 30, 2014	Level 1	Level 2	Level 3	Total
Cash	$218,121	$-	$-	$218,121
Money market funds	134,278	-	-	134,278
Certificates of deposit	-	6,007	-	6,007
Commercial paper	-	9,996	-	9,996
Municipal securities	-	497,481	-	497,481
Auction rate securities	-	-	12,819	12,819
Put option related to auction rate securities	-	-	994	994
Foreign currency derivatives	-	38	-	38
Total	$352,399	$513,522	$13,813	$879,734

Amounts included in:
Cash and cash equivalents	$352,399	$20,652	$-	$373,051
Short-term investments	-	447,600	6,369	453,969
Accounts receivable, net	-	185	-	185
Investments	-	45,232	6,450	51,682
Prepaid expenses and other current assets	-	-	515	515
Other assets	-	-	479	479
Accrued liabilities	-	(147)	-	(147)
Total	$352,399	$513,522	$13,813	$879,734

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash	$139,300	$-	$-	$139,300
Money market funds	60,102	-	-	60,102
Certificates of deposit	-	22,045	-	22,045
Commercial paper	-	5,991	-	5,991
Municipal securities	-	379,766	-	379,766
Auction rate securities	-	-	16,184	16,184
Put option related to auction rate securities	-	-	1,092	1,092
Total	$199,402	$407,802	$17,276	$624,480

Amounts included in:
Cash and cash equivalents	$199,402	$11,947	$-	$211,349
Short-term investments	-	395,855	6,392	402,247
Investments	-	-	9,792	9,792
Prepaid expenses and other current assets	-	-	486	486
Other assets	-	-	606	606
Total	$199,402	$407,802	$17,276	$624,480

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposit, commercial paper and municipal securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2014 or the year ended December 31, 2013, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the six-months ended June 30, 2014.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of June 30, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities:
Trading	Discounted cash flow	Maximum rate probability	0.66%-2.60% (1.77%)
		Principal returned probability	85.40%-94.51% (86.66%)
		Default probability	4.37%-12.28% (11.57%)
		Liquidity risk	3.00%-3.00% (3.00%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.33%-0.70% (0.59%)

At June 30, 2014, the Company held auction rate securities with a face value of $13.8 million (amortized cost basis of $12.8 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2014 resulting in a fair value of $12.8 million for the Company’s trading auction rate securities (after a $1.0 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the six-months ended June 30, 2014, $3.4 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option ($2.3 million, $1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par during the years ended December 31, 2013, 2012 and 2011, respectively). Subsequent to June 30, 2014, $8.6 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of June 30, 2014, the Company recorded $1.0 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets, as well as in other assets, in the condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net effect of (i) the revaluation of the 2011 Put Option as of June 30, 2014; (ii) the redemption at par of certain 2011 ARS Securities; and (iii) the revaluation of the Company’s trading auction rate securities as of June 30, 2014 resulted in a loss of $0.012 million and $0.013 million, which is included in other income (expense) for the three- and six-months ended June 30, 2014, respectively. The net effect of (i) the revaluation of the 2011 Put Option as of June 30, 2013; (ii) the revaluation of the Company’s trading auction rate securities as of June 30, 2013; and (iii) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities; resulted in a gain of $0.1 million and $2.6 million, which is included in other (expense) income for the three- and six-months ended June 30, 2013, respectively.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended June 30, 2014		Three-Months Ended June 30, 2013
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$14,526	$1,024	$17,370	$2,011
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	17	(30)	392	(325)
Included in other comprehensive income	-	-	-	-
Settlements	(1,724)	-	-	-
Closing Balance	$12,819	$994	$17,762	$1,686

	Six-Months Ended June 30, 2014		Six-Months Ended June 30, 2013
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$16,184	$1,092	$23,156	$1,929
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	84	(98)	2,881	(243)
Included in other comprehensive income	-	-	(2,483)	-
Settlements	(3,449)	-	(5,792)	-
Closing Balance	$12,819	$994	$17,762	$1,686

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three- and six-months ended June 30, 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company as of June 30, 2014 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

	June 30,2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive EUR/pay USD	$18,109	$108	Accounts receivable, net
Receive CAD/pay USD	24,219	45	Accounts receivable, net
Receive USD/pay ZAR	19,102	31	Accounts receivable, net
Receive USD/pay CLP	5,533	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay AUD	$8,919	$(18)	Accrued liabilities
Receive USD/pay JPY	18,635	(90)	Accrued liabilities
Receive USD/pay MXN	7,878	(30)	Accrued liabilities
Receive USD/pay COP	1,932	(9)	Accrued liabilities

The Company had no foreign currency exchange contracts outstanding at December 31, 2013.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of loss recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	June 30, 2014	June 30, 2013
Foreign currency exchange contracts	Interest and other income (expense), net	$406	$-

		Amount of loss recognized in income on derivatives
		Six-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	June 30, 2014	June 30, 2013
Foreign currency exchange contracts	Interest and other income (expense), net	$765	$-

6.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2014	December 31, 2013
Raw materials	$74,810	$68,088
Finished goods	133,098	153,361
	$207,908	$221,449

7.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	June 30, 2014	December 31, 2013
Land	$5,382	$5,382
Leasehold improvements	2,860	2,222
Furniture and fixtures	3,446	3,474
Office and computer equipment	14,845	14,135
Computer software	638	791
Equipment	70,960	62,552
Buildings	37,959	33,468
Vehicles	30,717	30,442
	166,807	152,466
Less: accumulated depreciation and amortization	(75,589)	(64,323)
	$91,218	$88,143

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	June 30, 2014	December 31, 2013
Amortizing intangibles	$1,150	$1,076
Accumulated amortization	(772)	(590)
	378	486
Non-amortizing intangibles	65,973	65,288
	$66,351	$65,774

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 12 years).  Amortization expense was $0.1 million and $0.01 million for the three-months ended June 30, 2014 and 2013, respectively. Amortization expense was $0.25 million and $0.02 million for the six-months ended June 30, 2014 and 2013, respectively.

9.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.9 million and $2.0 million for the three-months ended June 30, 2014 and 2013, respectively. Revenue recognized was $3.9 million and $4.4 million for the six-months ended June 30, 2014 and 2013, respectively.

The Company incurred termination costs to certain of its prior distributors amounting to $0.5 million and $2.0 million in aggregate for the three-months ended June 30, 2014 and 2013, respectively. The Company incurred termination costs to certain of its prior distributors amounting to $0.5 million and $10.3 million in aggregate for the six-months ended June 30, 2014 and 2013, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2014 and 2013.

10.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $32.8 million at June 30, 2014, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $70.6 million at June 30, 2014, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $13.1 million at June 30, 2014, which related primarily to warehouse and office space.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Value Added Tax (“VAT”) – The Company sought guidance from Her Majesty’s Revenue & Customs (“HMRC”), the VAT taxing authority in the United Kingdom, to determine if the Company should have charged VAT in the United Kingdom on a portion of the Company’s sales beginning May 26, 2010.  The Company received guidance from HMRC that confirmed the Company’s position of charging VAT beginning October 3, 2013, pursuant to a new agreement effective on this date. As a result, no VAT pass-through tax for the period beginning on May 26, 2010 through October 3, 2013 is due to HMRC. Furthermore, no tax penalties will be assessed by HMRC relating to this matter.

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

Following a mediation conducted by an independent mediator, the Company entered into a Stipulation of Settlement on April 16, 2014 that, if approved by the District Court, will resolve the litigation and result in the action being dismissed with prejudice.  Preliminary approval hearings with respect to the proposed settlement were held on June 19, 2014 and July 21, 2014, and the District Court entered an Order granting preliminary approval of the settlement on July 29, 2014.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

(i)                                  The Company Action - On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company seeks a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion.  On October 17, 2013 (after the San Francisco Action, described below, was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action.  The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013.

(ii)                              The San Francisco Action - On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney seeks a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the San Francisco Action to the United States District Court for the Northern District of California (the “Northern District Court”).  On July 3, 2013, the City Attorney filed a motion to remand the San Francisco Action back to state court.  On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand the San Francisco Action back to state court.

On January 15, 2014, the Company filed a demurrer to and motion to strike allegations in the complaint in the San Francisco Action.  On March 5, 2014, the Court overruled the demurrer, granted the motion to strike as to one theory for relief pleaded by the City Attorney, and lifted the stay on discovery.

On March 20, 2014, the City Attorney filed an amended complaint, adding allegations supporting the theory for relief as to which the Court had granted the motion to strike.  On April 18, 2014, the Company filed a renewed motion to strike, challenging the theory for relief previously rejected by the Court, as well as a motion asking the Court to bifurcate and/or stay claims relating to the safety of Monster Energy® drinks, pending resolution of the ongoing FDA investigation of the safety and labeling of food products to which caffeine is added.  On May 22, 2014, the Court denied the Company’s motion to strike and motion to bifurcate and/or stay claims relating to safety.  A case management conference is scheduled for August 27, 2014.  Discovery is ongoing.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On June 16, 2014, the Company filed a petition for writ of mandate with the Court of Appeal, asking for a writ directing the trial court to vacate its order denying the Company’s motion to bifurcate and/or stay the San Francisco Action, and instead to stay proceedings pending FDA’s investigation.  On June 19, 2014, the Court of Appeal denied the petition.  On June 25, 2014, the Company filed a petition for review with the California Supreme Court.  On July 23, 2014, the Supreme Court denied the petition.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of June 30, 2014 and December 31, 2013, the Company’s consolidated balance sheets include accrued loss contingencies of approximately $26.2 million and $17.0 million, respectively, and receivables for insurance reimbursements of approximately $21.25 million and $16.25 million, respectively. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2014 are as follows:

Currency Translation (Losses) Gains
Balance at December 31, 2013	$(1,233)
Other comprehensive income before reclassifications	612
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive income	612
Balance at June 30, 2014	$(621)

12.                           TREASURY STOCK PURCHASE

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the six-months ended June 30, 2014, no shares of common stock were purchased under the April 2013 Repurchase Plan. During the year ended December 31, 2013, the Company purchased 0.951 million shares of common stock at an average purchase price of $56.98 per share for a total amount of $54.2 million (excluding broker commissions) under the April 2013 Repurchase Plan.

During the three- and six-months ended June 30, 2014, 586 shares and 867 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.04 million and $0.06 million, respectively. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

13.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2014: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $8.1 million and $7.4 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended June 30, 2014 and 2013, respectively. The Company recorded $15.1 million and $14.4 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the six-months ended June 30, 2014 and 2013, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended June 30, 2014 and 2013 was $0.7 million and $28.7 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the six-months ended June 30, 2014 and 2013 was $3.3 million and $28.9 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2014 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	37.4%	48.1%	42.4%	47.9%
Risk-free interest rate	1.6%	1.0%	1.6%	0.9%
Expected term	5.6 years	6.1 years	5.9 years	5.7 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	12,973	$15.70	3.7	$675,595
Granted 01/01/14 - 03/31/14	689	$70.06
Granted 04/01/14 - 06/30/14	99	$69.16
Exercised	(317)	$24.30
Cancelled or forfeited	(62)	$45.18
Outstanding at June 30, 2014	13,382	$18.55	3.6	$702,248
Vested and expected to vest in the future at June 30, 2014	12,918	$17.22	3.4	$695,088
Exercisable at June 30, 2014	10,531	$10.15	2.3	$641,150

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2014 and 2013 was $25.71 per share and $25.16 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2014 and 2013 was $29.35 per share and $22.44 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2014 and 2013 was $3.7 million and $81.0 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2014 and 2013 was $15.1 million and $84.2 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2014 and 2013 was approximately $2.0 million and $13.9 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2014 and 2013 was approximately $7.7 million and $16.3 million, respectively.

At June 30, 2014, there was $52.4 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	391	$49.27
Granted 01/01/14 - 03/31/14	-	$-
Granted 04/01/14 - 06/30/14	10	$69.00
Vested	(39)	$53.98
Forfeited/cancelled	(8)	$53.34
Non-vested at June 30, 2014	354	$49.23

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended June 30, 2014 and 2013 was $69.00 and $54.64 per share, respectively. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the six-months ended June 30, 2014 and 2013 was $69.00 and $53.25 per share, respectively. As of June 30, 2014, 0.3 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At June 30, 2014, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $8.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.

14.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2014:

Gross Unrecognized Tax Benefits
Balance at December 31, 2013	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at June 30, 2014	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2014, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the amount of unrecognized tax benefits will not change within the next 12 months.

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

15.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Basic	167,098	166,447	167,006	165,988
Dilutive securities	6,866	6,903	6,863	7,004
Diluted	173,964	173,350	173,869	172,992

For the three-months ended June 30, 2014 and 2013, options and awards outstanding totaling 1.2 million shares and 1.3 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.  For the six-months ended June 30, 2014 and 2013, options and awards outstanding totaling 0.9 million shares and 1.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

16.                            SEGMENT INFORMATION

The Company has two operating and reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice-based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate & Unallocated.”

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended June 30, 2014
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$660,105	$27,095	$-	$687,200
Contribution margin*	256,147	1,320	-	257,467
Corporate and unallocated expenses	-	-	(41,654)	(41,654)
Operating income				215,813
Other income (expense)	272	-	(94)	178
Income before provision for income taxes				215,991
Depreciation and amortization	(5,018)	(82)	(1,444)	(6,544)

	Three-Months Ended June 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$600,992	$29,942	$-	$630,934
Contribution margin*	215,018	1,130	-	216,148
Corporate and unallocated expenses	-	-	(36,721)	(36,721)
Operating income				179,427
Other income (expense)	99	-	(3,501)	(3,402)
Income before provision for income taxes				176,025
Depreciation and amortization	(4,598)	(64)	(615)	(5,277)

*Contribution margin is defined as gross profit less certain operating expenses deemed by management to be directly attributable to the respective reportable segment. Contribution margin is used by management as a key indicator of reportable segment profitability.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $41.7 million for the three-months ended June 30, 2014 and included $21.6 million of payroll costs, of which $8.1 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $15.3 million of professional service expenses, including accounting and legal costs and $4.8 million of other operating expenses.  Corporate and unallocated expenses were $36.7 million for the three-months ended June 30, 2013 and included $21.4 million of payroll costs, of which $7.4 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $9.3 million of professional service expenses, including accounting and legal costs and $6.0 million of other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 28% and 29% of the Company’s net sales for the three-months ended June 30, 2014 and 2013, respectively.

Net sales to customers outside the United States amounted to $148.4 million and $127.6 million for the three-months ended June 30, 2014 and 2013, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Six-Months Ended June 30, 2014
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,174,460	$48,869	$-	$1,223,329
Contribution margin*	442,615	1,616	-	444,231
Corporate and unallocated expenses	-	-	(79,554)	(79,554)
Operating income				364,677
Other income (expense)	298	-	34	332
Income before provision for income taxes				365,009
Depreciation and amortization	(9,962)	(163)	(2,870)	(12,995)

	Six-Months Ended June 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,061,168	$53,990	$-	$1,115,158
Contribution margin*	353,991	1,511	-	355,502
Corporate and unallocated expenses	-	-	(68,770)	(68,770)
Operating income				286,732
Other income (expense)	288	-	(5,591)	(5,303)
Income before provision for income taxes				281,429
Depreciation and amortization	(9,019)	(123)	(1,195)	(10,337)

*Contribution margin is defined as gross profit less certain operating expenses deemed by management to be directly attributable to the respective reportable segment. Contribution margin is used by management as a key indicator of reportable segment profitability.

Revenue is derived from sales to external customers.  Operating expenses that pertain to each segment are allocated to the appropriate segment.

Corporate and unallocated expenses were $79.6 million for the six-months ended June 30, 2014 and included $42.6 million of payroll costs, of which $15.1 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $25.4 million of professional service expenses, including accounting and legal costs and $11.6 million of other operating expenses.  Corporate and unallocated expenses were $68.8 million for the six-months ended June 30, 2013 and included $40.8 million of payroll costs, of which $14.4 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $16.9 million of professional service expenses, including accounting and legal costs and $11.1 million of other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 29% and 30% of the Company’s net sales for the six-months ended June 30, 2014 and 2013, respectively.

Net sales to customers outside the United States amounted to $264.1 million and $233.9 million for the six-months ended June 30, 2014 and 2013, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s net sales by product line were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
Product Line	2014	2013	2014	2013
Energy drinks	$640,231	$582,899	$1,139,244	$1,028,925
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	34,625	36,166	61,071	64,138
Carbonated (primarily soda beverages)	8,526	8,264	15,542	14,665
Other	3,817	3,605	7,472	7,430
	$687,199	$630,934	$1,223,329	$1,115,158

17.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2014 and 2013 were $0.2 million and $0.2 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2014 and 2013 were $0.3 million and $0.4 million, respectively.

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

Our Monster Energy® drinks, which represented 93.1% and 92.2% of our net sales for the three-months ended June 30, 2014 and 2013, respectively, include the following:

•	Monster Energy®	•	Java Monster® Kona Blend
•	Lo-Carb Monster Energy®	•	Java Monster® Loca Moca®
•	Monster Assault®	•	Java Monster® Mean Bean®
•	Monster Khaos®	•	Java Monster® Vanilla Light
•	Monster M-80® (named Ripper® in certain countries)	•	Java Monster® Irish Blend®
•	Monster Energy® Absolutely Zero	•	Java Monster® Toffee
•	Monster Energy® Import	•	Java Monster® Kona Cappuccino™
• •	Monster Energy® Import Light Punch Monster™ Baller’s Blend (formerly Dub Edition)	•	Monster Energy Extra Strength Nitrous Technology® Super Dry™
• •	Punch Monster™ Mad Dog (formerly Dub Edition) Monster Rehab® Tea + Lemonade + Energy	•	Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• •	Monster Rehab® Rojo Tea + Energy Monster Rehab® Green Tea + Energy	•	Monster Energy Extra Strength Nitrous Technology® Black Ice™
•	Monster Rehab® Protean + Energy	•	X-Presso Monster® Hammer
•	Monster Rehab® Tea + Orangeade + Energy	•	X-Presso Monster® Midnite
•	Monster Rehab® Tea + Pink Lemonade + Energy	•	Monster Cuba-Lima®
•	Muscle Monster® Vanilla	•	Monster Energy® Zero Ultra
•	Muscle Monster® Chocolate	•	Monster Energy® Ultra Blue™
•	Muscle Monster® Coffee	•	Monster Energy® Ultra Red™
•	Muscle Monster® Strawberry	•	M3® Monster Energy® Super Concentrate
•	Muscle Monster® Peanut Butter Cup	•	Übermonster® Energy Brew
•	Monster Energy® Limited Edition Valentino Rossi

We have two operating and reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice-based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers.

During the six-months ended June 30, 2014, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the six-months ended June 30, 2014, we introduced the following products:

•	Punch Monster™ Baller’s Blend (formerly Dub Edition) (January 2014).
•	Punch Monster™ Mad Dog (formerly Dub Edition) (January 2014).
•	Peace Tea Beverage Company™ Viva Mango™, a mango flavored juice drink (February 2014).
•	Monster Energy® Limited Edition Valentino Rossi promotional energy drink (May 2014).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the six-months ended June 30, 2014, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our gross sales (as defined below) of $779.0 million for the three-months ended June 30, 2014 represented record sales for our second fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $728.3 million for the three-months ended June 30, 2014, an increase of $56.5 million, or 102.6% of our overall increase in gross sales for the three-months ended June 30, 2014.

Our DSD segment represented 96.1% and 95.3% of our consolidated net sales for the three-months ended June 30, 2014 and 2013, respectively. Our Warehouse segment represented 3.9% and 4.7% of our consolidated net sales for the three-months ended June 30, 2014 and 2013, respectively. Our DSD segment represented 96.0% and 95.2% of our consolidated net sales for the six-months ended June 30, 2014 and 2013, respectively. Our Warehouse segment represented 4.0% and 4.8% of our consolidated net sales for the six-months ended June 30, 2014 and 2013, respectively.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $180.2 million and $160.4 million for the three-months ended June 30, 2014 and 2013, respectively. Such sales were approximately 23% and 22% of gross sales for the three-months ended June 30, 2014 and 2013, respectively. Gross sales to customers outside the United States amounted to $324.5 million and $291.1 million for the six-months ended June 30, 2014 and 2013, respectively. Such sales were approximately 23% of gross sales for both the six-months ended June 30, 2014 and 2013, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and six-months ended June 30, 2014 and 2013 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Full service distributors	62%	62%	62%	62%
Club stores, drug chains & mass merchandisers	9%	11%	9%	10%
Outside the U.S.	23%	22%	23%	23%
Retail grocery, specialty chains and wholesalers	4%	3%	4%	3%
Other	2%	2%	2%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC, certain bottlers of the Coca-Cola Hellenic Bottling Company, Swire Coca-Cola, USA and certain other Coca-Cola Company independent bottlers, Anheuser-Busch, Inc. (“AB”), select independent AB distributors, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) and Costco. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 28% and 29% of our net sales for the three-months ended June 30, 2014 and 2013, respectively. CCR accounted for approximately 29% and 30% of our net sales for the six-months ended June 30, 2014 and 2013, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2014 and 2013, respectively.

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13
Gross sales, net of discounts & returns *	$778,956	$723,887	7.6%	$1,392,679	$1,278,838	8.9%

Less: Promotional and other allowances**	91,757	92,953	(1.3%)	169,350	163,680	3.5%
Net sales	687,199	630,934	8.9%	1,223,329	1,115,158	9.7%

Cost of sales	307,911	294,672	4.5%	557,222	526,857	5.8%
Gross profit***	379,288	336,262	12.8%	666,107	588,301	13.2%
Gross profit as a percentage of net sales	55.2%	53.3%		54.5%	52.8%

Operating expenses[1]	163,475	156,835	4.2%	301,430	301,569	(0.0%)
Operating expenses as a percentage of net sales	23.8%	24.9%		24.6%	27.0%

Operating income	215,813	179,427	20.3%	364,677	286,732	27.2%
Operating income as a percentage of net sales	31.4%	28.4%		29.8%	25.7%

Other income (expense):
Interest and other income (expense), net	190	(3,468)	105.5%	345	(7,940)	104.3%
(Loss) gain on investments and put options, net	(12)	66	118.2%	(13)	2,637	100.5%
Total other income (expense)	178	(3,402)	105.2%	332	(5,303)	106.3%

Income before provision for income taxes	215,991	176,025	22.7%	365,009	281,429	29.7%

Provision for income taxes	74,988	69,152	8.4%	128,755	111,060	15.9%

Income taxes as a percentage of income before taxes	34.7%	39.3%		35.3%	39.5%

Net income	$141,003	$106,873	31.9%	$236,254	$170,369	38.7%
Net income as a percentage of net sales	20.5%	16.9%		19.3%	15.3%

Net income per common share:
Basic	$0.84	$0.64	31.4%	$1.41	$1.03	37.8%
Diluted	$0.81	$0.62	31.5%	$1.36	$0.98	38.0%

Case sales (in thousands) (in 192-ounce case equivalents)	65,587	61,615	6.4%	117,514	109,364	7.5%

1Includes $0.5 million and $2.0 million for the three-months ended June 30, 2014 and 2013, respectively, and $0.5 million and $10.3 million for the six-months ended June 30, 2014 and 2013, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Results of Operations for the Three-Months Ended June 30, 2014 Compared to the Three-Months Ended June 30, 2013.

Gross Sales. Gross sales were $779.0 million for the three-months ended June 30, 2014, an increase of approximately $55.1 million, or 7.6% higher than gross sales of $723.9 million for the three-months ended June 30, 2013. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $56.5 million, or 102.6%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 9% of the overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended June 30, 2014. Promotional and other allowances, as described in the footnote above, were $91.8 million for the three-months ended June 30, 2014, a decrease of $1.2 million, or 1.3% lower than promotional and other allowances of $93.0 million for the three-months ended June 30, 2013. Promotional and other allowances as a percentage of gross sales decreased to 11.8% from 12.8% for the three-months ended June 30, 2014 and 2013, respectively.  As a result, the percentage increase in net sales for the three-months ended June 30, 2014 was higher than the percentage increase in gross sales.

Net Sales. Net sales were $687.2 million for the three-months ended June 30, 2014, an increase of approximately $56.3 million, or 8.9% higher than net sales of $630.9 million for the three-months ended June 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $57.7 million, or 102.5%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Lower promotional and other allowances as a percentage of the gross selling prices of our Monster Energy® brand energy drinks as well as price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 20% of the overall increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2014.

Case sales, in 192-ounce case equivalents, were 65.6 million cases for the three-months ended June 30, 2014, an increase of approximately 4.0 million cases or 6.4% higher than case sales of 61.6 million cases for the three-months ended June 30, 2013. The overall average net sales per case increased to $10.48 for the three-months ended June 30, 2014, which was 2.3% higher than the average net sales per case of $10.24 for the three-months ended June 30, 2013.

Net sales for the DSD segment were $660.1 million for the three-months ended June 30, 2014, an increase of approximately $59.1 million, or 9.8% higher than net sales of $601.0 million for the three-months ended June 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $57.7 million, or 97.6%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Lower promotional and other allowances as a percentage of the gross selling prices of our Monster Energy® brand energy drinks as well as price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 20% of the overall increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended June 30, 2014.

Net sales for the Warehouse segment were $27.1 million for the three-months ended June 30, 2014, a decrease of approximately $2.8 million, or 9.5% lower than net sales of $29.9 million for the three-months ended June 30, 2013. The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of Hubert’s® lemonades.

Gross Profit.  Gross profit was $379.3 million for the three-months ended June 30, 2014, an increase of approximately $43.0 million, or 12.8% higher than the gross profit of $336.3 million for the three-months ended June 30, 2013. Gross profit as a percentage of net sales increased to 55.2% for the three-months ended June 30, 2014 from 53.3% for the three-months ended June 30, 2013.  The increase in gross profit dollars was primarily the result of the $56.5 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to lower promotional and other allowances as a percentage of gross sales, price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line, lower costs of certain sweeteners and changes in product sales mix.

Operating Expenses.  Total operating expenses were $163.5 million for the three-months ended June 30, 2014, an increase of approximately $6.6 million, or 4.2% higher than total operating expenses of $156.8 million for the three-months ended June 30, 2013. The increase in operating expenses was partially attributable to increased expenditures of $5.2 million for sponsorships and endorsements, and to increased expenditures of $3.6 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks. The increase in operating expenses was partially offset by decreased expenditures of $3.3 million for premiums, the reversal of a $2.5 million non-routine indirect tax related provision not realized, decreased expenditures of $2.6 million for point-of-sale materials and decreased expenditures of $1.9 million for allocated trade development.

Contribution Margin.  Contribution margin for the DSD segment was $256.1 million for the three-months ended June 30, 2014, an increase of approximately $41.1 million, or 19.1% higher than contribution margin of $215.0 million for the three-months ended June 30, 2013. The increase in the contribution margin for the DSD segment was primarily the result of the $56.5 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $1.3 million for the three-months ended June 30, 2014, approximately $0.2 million higher than contribution margin of $1.1 million for the three-months ended June 30, 2013.

Operating Income.  Operating income was $215.8 million for the three-months ended June 30, 2014, an increase of approximately $36.4 million, or 20.3% higher than operating income of $179.4 million for the three-months ended June 30, 2013. Operating income as a percentage of net sales increased to 31.4% for the three-months ended June 30, 2014 from 28.4% for the three-months ended June 30, 2013, primarily due to the increase in gross profit as a percentage of net sales as well as the decrease in operating expenses as a percentage of net sales. The increase in operating income in dollars was primarily due to an increase of $43.0 million in gross profit. Operating income (loss) was $12.9 million and ($1.8) million for the three-months ended June 30, 2014 and 2013, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Income (Expense).  Other income (expense) was $0.2 million for the three-months ended June 30, 2014, as compared to other income (expense) of ($3.4) million for the three-months ended June 30, 2013. Foreign currency transaction losses were ($0.4) million and ($3.6) million for the three-months ended June 30, 2014 and 2013, respectively. The decrease in foreign currency losses during the three-months ended June 30, 2014 was primarily related to our foreign currency transactions in Australia, South Africa and Japan. Interest income was $0.3 million and $0.1 million for the three-months ended June 30, 2014 and 2013, respectively.

Provision for Income Taxes.  Provision for income taxes was $75.0 million for the three-months ended June 30, 2014, an increase of $5.8 million or 8.4% higher than the provision for income taxes of $69.2 million for the three-months ended June 30, 2013.  The effective combined federal, state and foreign tax rate decreased to 34.7% from 39.3% for the three-months ended June 30, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily the result of profits earned in certain foreign subsidiaries that have no related income tax expense as a result of the prior establishment of valuation allowances on their deferred tax assets.

Net Income.  Net income was $141.0 million for the three-months ended June 30, 2014, an increase of $34.1 million or 31.9% higher than net income of $106.9 million for the three-months ended June 30, 2013. The increase in net income was primarily attributable to an increase in gross profit of $43.0 million. The increase in net income was partially offset by an increase in the provision for income taxes of $5.8 million.

Results of Operations for the Six-Months Ended June 30, 2014 Compared to the Six-Months Ended June 30, 2013.

Gross Sales. Gross sales were $1,392.7 million for the six-months ended June 30, 2014, an increase of approximately $113.8 million, or 8.9% higher than gross sales of $1,278.8 million for the six-months ended June 30, 2013. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $111.9 million, or 98.3%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the six-months ended June 30, 2014. Promotional and other allowances, as described in the footnote above, were $169.4 million for the six-months ended June 30, 2014, an increase of $5.7 million, or 3.5% higher than promotional and other allowances of $163.7 million for the six-months ended June 30, 2013. Promotional and other allowances as a percentage of gross sales decreased to 12.2% from 12.8% for the six-months ended June 30, 2014 and 2013, respectively.  As a result, the percentage increase in net sales for the six-months ended June 30, 2014 was higher than the percentage increase in gross sales.

Net Sales. Net sales were $1,223.3 million for the six-months ended June 30, 2014, an increase of approximately $108.2 million, or 9.7% higher than net sales of $1,115.2 million for the six-months ended June 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $110.5 million, or 102.2%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2014.

Case sales, in 192-ounce case equivalents, were 117.5 million cases for the six-months ended June 30, 2014, an increase of approximately 8.1 million cases or 7.5% higher than case sales of 109.4 million cases for the six-months ended June 30, 2013. The overall average net sales per case increased to $10.41 for the six-months ended June 30, 2014, which was 2.1% higher than the average net sales per case of $10.20 for the six-months ended June 30, 2013.

Net sales for the DSD segment were $1,174.5 million for the six-months ended June 30, 2014, an increase of approximately $113.3 million, or 10.7% higher than net sales of $1,061.1 million for the six-months ended June 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $110.5 million, or 97.5%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Pricing changes did not have a material impact on the increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the six-months ended June 30, 2014.

Net sales for the Warehouse segment were $48.9 million for the six-months ended June 30, 2014, a decrease of approximately $5.1 million, or 9.5% lower than net sales of $54.0 million for the six-months ended June 30, 2013.  The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of Hubert’s® lemonades.

Gross Profit.  Gross profit was $666.1 million for the six-months ended June 30, 2014, an increase of approximately $77.8 million, or 13.2% higher than the gross profit of $588.3 million for the six-months ended June 30, 2013. Gross profit as a percentage of net sales increased to 54.5% for the six-months ended June 30, 2014 from 52.8% for the six-months ended June 30, 2013.  The increase in gross profit dollars was primarily the result of the $111.9 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to lower promotional and other allowances as a percentage of gross sales, price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line, changes in product sales mix, lower costs of certain sweeteners as well as an increase in production efficiencies.

Operating Expenses.  Total operating expenses were $301.4 million for the six-months ended June 30, 2014, a decrease of approximately $0.1 million, or 0.05% lower than total operating expenses of $301.6 million for the six-months ended June 30, 2013. The decrease in operating expenses was partially attributable to decreased expenditures of $9.8 million relating to the costs associated with terminating existing distributors, decreased expenditures of $8.7 million for premiums, decreased expenditures of $3.7 million for allocated trade development and decreased expenditures of $3.2 million for point-of-sale materials. The decrease in operating expenses was partially offset by increased expenditures of $6.1 million for sponsorships and endorsements, increased expenditures of $5.6 million related to  regulatory matters and litigation concerning our Monster Energy® brand energy drinks, increased out-bound freight and warehouse costs of $5.0 million and increased payroll expenses of $3.2 million (of which $0.7 million related to an increase in stock-based compensation).

Contribution Margin.  Contribution margin for the DSD segment was $442.6 million for the six-months ended June 30, 2014, an increase of approximately $88.6 million, or 25.0% higher than contribution margin of $354.0 million for the six-months ended June 30, 2013. The increase in the contribution margin for the DSD segment was primarily the result of the $111.9 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $1.6 million for the six-months ended June 30, 2014, approximately $0.1 million higher than contribution margin of $1.5 million for the six-months ended June 30, 2013.

Operating Income.  Operating income was $364.7 million for the six-months ended June 30, 2014, an increase of approximately $77.9 million, or 27.2% higher than operating income of $286.7 million for the six-months ended June 30, 2013. Operating income as a percentage of net sales increased to 29.8% for the six-months ended June 30, 2014 from 25.7% for the six-months ended June 30, 2013, primarily due to the increase in gross profit as a percentage of net sales as well as the decrease in operating expenses as a percentage of net sales. The increase in operating income in dollars was primarily due to an increase of $77.8 million in gross profit. Operating income (loss) was $14.6 million and ($3.8) million for the six-months ended June 30, 2014 and 2013, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Income (Expense).  Other income (expense) was $0.3 million for the six-months ended June 30, 2014, as compared to other income (expense) of ($5.3) million for the six-months ended June 30, 2013. Foreign currency transaction losses were ($0.6) million and ($8.3) million for the six-months ended June 30, 2014 and 2013, respectively. The decrease in foreign currency losses during the six-months ended June 30, 2014 was primarily related to our foreign currency transactions in Japan, Australia, Canada and South Africa. Interest income was $0.6 million and $0.3 million for the six-months ended June 30, 2014 and 2013, respectively.

Provision for Income Taxes.  Provision for income taxes was $128.8 million for the six-months ended June 30, 2014, an increase of $17.7 million or 15.9% higher than the provision for income taxes of $111.1 million for the six-months ended June 30, 2013.  The effective combined federal, state and foreign tax rate decreased to 35.3% from 39.5% for the six-months ended June 30, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily the result of profits earned in certain foreign subsidiaries that have no related income tax expense, as a result of the prior establishment of valuation allowances on their deferred tax assets.

Net Income.  Net income was $236.3 million for the six-months ended June 30, 2014, an increase of $65.9 million or 38.7% higher than net income of $170.4 million for the six-months ended June 30, 2013. The increase in net income was primarily attributable to an increase in gross profit of $77.8 million. The increase in net income was partially offset by an increase in the provision for income taxes of $17.7 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $259.0 million for the six-months ended June 30, 2014, as compared with net cash provided by operating activities of $99.7 million for the six-months ended June 30, 2013.  For the six-months ended June 30, 2014, cash provided by operating activities was primarily attributable to net income earned of $236.3 million and adjustments for certain non-cash expenses, consisting of $15.1 million of stock-based compensation and $13.0 million of depreciation and other amortization. For the six-months ended June 30, 2014, cash provided by operating activities also increased due to a $36.1 million increase in accounts payable, a $31.8 million increase in accrued promotional allowances, a $13.5 million decrease in inventory, a $17.5 million increase in accrued liabilities, a $6.8 million increase in income taxes payable and a $2.5 million decrease in prepaid income taxes. For the six-months ended June 30, 2014, cash provided by operating activities was reduced due to a $99.7 million increase in accounts receivable, a $4.6 million decrease in accrued compensation, a $4.2 million increase in prepaid expenses and other current assets, a $3.3 million tax benefit from the exercise of stock options and a $3.2 million decrease in deferred revenue.

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

Cash flows used in investing activities. Net cash used in investing activities was $108.0 million for the six-months ended June 30, 2014, as compared to net cash used in investing activities of $70.6 million for the six-months ended June 30, 2013.  For the six-months ended June 30, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and purchases of property and equipment, including the purchase of real property. For the six-months ended June 30, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment and additions to intangibles. For the six-months ended June 30, 2014, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For the six-months ended June 30, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and proceeds from the sale of property and equipment. For both the six-months ended June 30, 2014 and 2013, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by financing activities.  Net cash provided by financing activities was $10.0 million for the six-months ended June 30, 2014, as compared to net cash provided by financing activities of $31.0 million for the six-months ended June 30, 2013. For the six-months ended June 30, 2014, cash provided by financing activities was primarily attributable to $7.7 million received from the issuance of common stock in connection with the exercise of certain stock options and a $3.3 million tax benefit from the exercise of stock options.  For the six-months ended June 30, 2013, cash provided by financing activities was primarily attributable to a $28.9 million tax benefit from the exercise of stock options and $16.3 million received from the issuance of common stock in connection with the exercise of certain stock options.  For the six-months ended June 30, 2013, cash used in financing activities was primarily attributable to $13.4 million of purchases on common stock.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At June 30, 2014, we had $373.1 million in cash and cash equivalents and $505.7 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $373.1 million of cash and cash equivalents held at June 30, 2014, $110.9 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2014. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through June 30, 2015.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2014:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$70,629	$47,701	$22,835	$93	$-
Capital Leases	789	789	-	-	-
Operating Leases	13,078	4,856	7,239	533	450
Purchase Commitments²	32,811	32,811	-	-	-
	$117,307	$86,157	$30,074	$626	$450

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2014. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of June 30, 2014.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2014 and 2013, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended		Six-Months Ended
net sales per case)	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$687,199	$630,934	$1,223,329	$1,115,158
Case sales (192-ounce case equivalents)	65,587	61,615	117,514	109,364
Average net sales per case	$10.48	$10.24	$10.41	$10.20

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”.  ASU 2014-12 clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU 2014-09 on its financial position, results of operations and liquidity.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Our gross sales to customers outside of the United States were approximately 23% of consolidated gross sales for both the three- and six-months ended June 30, 2014. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the three- and six-months ended June 30, 2014, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of June 30, 2014 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other income (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of June 30, 2014 to be significant.

There have been no additional material changes in our market risk during the three- and six-months ended June 30, 2014 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements—Note 10. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.          RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2013.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended June 30, 2014, 586 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.04 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase program, including the April 2013 Repurchase Plan.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three- and six-months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 8, 2014	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer