Form 10-Q
period 2014-09-30
Monster Beverage Corp
filed 2014-11-07
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 167,637,920 shares of common stock, par value $0.005 per share, outstanding as of October 27, 2014.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$408,323	$211,349
Short-term investments	588,041	402,247
Accounts receivable, net	330,176	291,638
Distributor receivables	2,989	4,542
Inventories	205,449	221,449
Prepaid expenses and other current assets	25,472	21,376
Intangibles held-for-sale, net	18,079	-
Prepaid income taxes	18,026	9,518
Deferred income taxes	20,924	20,924
Total current assets	1,617,479	1,183,043

INVESTMENTS	28,419	9,792
PROPERTY AND EQUIPMENT, net	88,487	88,143
DEFERRED INCOME TAXES	71,530	63,611
INTANGIBLES, net	49,100	65,774
OTHER ASSETS	7,863	10,146
Total Assets	$1,862,878	$1,420,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,373	$119,376
Accrued liabilities	66,599	59,113
Accrued promotional allowances	127,265	99,470
Deferred revenue	14,335	13,832
Accrued compensation	14,342	14,864
Income taxes payable	2,697	9,359
Total current liabilities	370,611	316,014

DEFERRED REVENUE	105,827	112,216

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 206,918 shares issued and 167,636 outstanding as of September 30, 2014; 206,014 shares issued and 166,822 outstanding as of December 31, 2013	1,035	1,030
Additional paid-in capital	417,601	368,069
Retained earnings	2,205,179	1,847,325
Accumulated other comprehensive loss	(6,337)	(1,233)
Common stock in treasury, at cost; 39,282 and 39,192 shares as of September 30, 2014 and December 31, 2013, respectively	(1,231,038)	(1,222,912)
Total stockholders’ equity	1,386,440	992,279
Total Liabilities and Stockholders’ Equity	$1,862,878	$1,420,509

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET SALES	$635,972	$590,422	$1,859,301	$1,705,579

COST OF SALES	294,052	282,952	851,274	809,809

GROSS PROFIT	341,920	307,470	1,008,027	895,770

OPERATING EXPENSES	152,013	156,041	453,443	457,610

OPERATING INCOME	189,907	151,429	554,584	438,160

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(1,012)	(750)	(668)	(8,690)
(Loss) gain on investments and put options, net (Note 4)	(26)	44	(39)	2,681
Total other (expense) income	(1,038)	(706)	(707)	(6,009)

INCOME BEFORE PROVISION FOR INCOME TAXES	188,869	150,723	553,877	432,151

PROVISION FOR INCOME TAXES	67,269	58,536	196,023	169,596

NET INCOME	$121,600	$92,187	$357,854	$262,555

NET INCOME PER COMMON SHARE:
Basic	$0.73	$0.55	$2.14	$1.58
Diluted	$0.70	$0.53	$2.06	$1.51

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	167,346	167,457	167,116	166,483
Diluted	174,270	173,948	174,016	173,344

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-AND NINE-MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In Thousands) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
Net income, as reported	$121,600	$92,187	$357,854	$262,555
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5,716)	1,850	(5,104)	(1,683)
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	-	(1,525)
Net change in available-for-sale investments	-	-	-	(1,525)
Other comprehensive (loss) income	(5,716)	1,850	(5,104)	(3,208)
Comprehensive income	$115,884	$94,037	$352,750	$259,347

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357,854	$262,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,124	16,444
Gain on disposal of property and equipment	(379)	(53)
Stock-based compensation	22,509	21,592
Loss on put option	771	411
Gain on investments, net	(732)	(3,091)
Deferred income taxes	(7,919)	(926)
Tax benefit from exercise of stock options	(11,541)	(30,250)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(45,759)	(104,666)
Distributor receivables	2,047	(3,384)
Inventories	13,300	(46,687)
Prepaid expenses and other current assets	(4,564)	(13,026)
Prepaid income taxes	(8,723)	(4,906)
Accounts payable	30,032	33,731
Accrued liabilities	12,387	21,157
Accrued promotional allowances	32,421	40,175
Accrued distributor terminations	(2,338)	3,524
Accrued compensation	(467)	(51)
Income taxes payable	4,909	78,447
Deferred revenue	(5,883)	4,838
Net cash provided by operating activities	407,049	275,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	545,774	179,575
Sales of available-for-sale investments	-	5,775
Sales of trading investments	12,075	1,250
Purchases of held-to-maturity investments	(761,538)	(392,870)
Purchases of property and equipment	(19,300)	(32,612)
Proceeds from sale of property and equipment	745	8,762
Increase in intangibles	(1,765)	(9,001)
Decrease (increase) in other assets	1,027	(7,576)
Net cash used in investing activities	(222,982)	(246,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,316)	(1,322)
Tax benefit from exercise of stock options	11,541	30,250
Issuance of common stock	15,050	18,198
Purchases of common stock held in treasury	(8,126)	(13,401)
Net cash provided by financing activities	17,149	33,725

Effect of exchange rate changes on cash and cash equivalents	(4,242)	1,643

NET INCREASE IN CASH AND CASH EQUIVALENTS	196,974	64,505
CASH AND CASH EQUIVALENTS, beginning of period	211,349	222,514
CASH AND CASH EQUIVALENTS, end of period	$408,323	$287,019

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$27	$36
Income taxes	$210,090	$97,171

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.7 million and $1.9 million for the nine-months ended September 30, 2014 and 2013, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2014 and 2013 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    ACQUISITIONS AND DIVESTITURES

On August 14, 2014, the Company and The Coca-Cola Company (“Coca-Cola”) entered into definitive agreements for a long-term strategic relationship in the global energy drink category (the “Coca-Cola Transaction”). In the Coca-Cola Transaction, the Company, New Laser Corporation, a wholly owned subsidiary of the Company (“NewCo”), New Laser Merger Corp., a wholly owned subsidiary of NewCo (“Merger Sub”), Coca-Cola and European Refreshments, an indirect wholly owned subsidiary of Coca-Cola, entered into a transaction agreement, and the Company, Coca-Cola and NewCo entered into an asset transfer agreement. Pursuant to the agreements, the Company will reorganize into a new holding company by merging Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of NewCo.  In the merger, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.

Subject to the terms and conditions of the agreements, upon the closing of the Coca-Cola Transaction, (1) NewCo will issue to Coca-Cola newly issued shares of common stock representing approximately 16.7% of the total number of shares of issued and outstanding NewCo common stock (after giving effect to the new issuance) and Coca-Cola will have the right to nominate two (reduced to one in 36 months or if Coca-Cola’s equity interest in NewCo exceeds 20%) individuals to NewCo’s Board of Directors, (2) Coca-Cola will transfer its global energy drink business (including the NOS®, Full Throttle®, Burn®, Mother®, Play® and Power Play®, and Relentless® brands) to NewCo, and the Company will transfer its non-energy drink business (including the Hansen’s® Natural Soda, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Product brands) to Coca-Cola, (3) the Company and Coca-Cola will amend their current distribution coordination agreements by expanding distribution of the Company’s products into additional territories pursuant to long-term commercial agreements with Coca-Cola’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners, and (4) Coca-Cola will make a net cash payment of $2.15 billion to the Company ($625.0 million of which will be held in escrow, subject to release upon achievement of milestones relating to the transfer of distribution rights).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The closing of the transaction is subject to customary closing conditions and is expected to close in early 2015.

3.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2014, the Company elected to early adopt FASB ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$2,504	$-	$-	$2,504	$-	$-
Commercial paper	1,000	-	-	1,000	-	-
Municipal securities	579,695	123	-	579,818	-	-
Long-term:
Municipal securities	28,419	4	-	28,423	-	-
Total	$611,618	$127	$-	611,745	$-	$-
Trading
Short-term:
Auction rate securities				4,842
Long-term:
Auction rate securities				-
Total				$616,587

December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$22,045	$-	$-	$22,045	$-	$-
Commercial paper	5,991	-	-	5,991	-	-
Municipal securities	367,819	48	-	367,867	-	-
Total	$395,855	$48	$-	395,903	$-	$-
Trading
Short-term:
Auction rate securities				6,392
Long-term:
Auction rate securities				9,792
Total				$412,087

During the three- and nine-months ended September 30, 2014, realized gains or losses recognized on the sale of investments were not significant. During the year ended December 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. Realized gains or losses on the sale of all other investments during the year ended December 31, 2013 were not significant.

The Company recognized a net gain through earnings on its trading securities as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
Gain on trading securities sold	$630	$140	$900	$140
Gain (loss) on trading securities held	18	71	(167)	468
Gain on trading securites	$648	$211	$733	$608

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s investments at September 30, 2014 and December 31, 2013 in certificates of deposit, commercial paper and/or municipal securities carried investment grade credit ratings.  All of the Company’s investments at September 30, 2014 and December 31, 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2014		December 31, 2013

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Certificates of deposit	$2,504	$2,504	$22,045	$22,045
Commercial paper	1,000	1,000	5,991	5,991
Municipal securities	579,695	579,818	367,819	367,867
Due 1 - 10 years:
Municipal securities	28,419	28,423	-	-
Due 11 - 20 years:
Auction rate securities	4,842	4,842	11,102	11,102
Due 21 - 30 years:
Auction rate securities	-	-	5,082	5,082
Total	$616,460	$616,587	$412,039	$412,087

5.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2014	Level 1	Level 2	Level 3	Total
Cash	$216,147	$-	$-	$216,147
Money market funds	150,533	-	-	150,533
Certificates of deposit	-	2,504	-	2,504
Commercial paper	-	1,000	-	1,000
Municipal securities	-	649,757	-	649,757
Auction rate securities	-	-	4,842	4,842
Put option related to auction rate securities	-	-	320	320
Foreign currency derivatives	-	32	-	32
Total	$366,680	$653,293	$5,162	$1,025,135

Amounts included in:
Cash and cash equivalents	$366,680	$41,643	$-	$408,323
Short-term investments	-	583,199	4,842	588,041
Accounts receivable, net	-	159	-	159
Investments	-	28,419	-	28,419
Prepaid expenses and other current assets	-	-	320	320
Other assets	-	-	-	-
Accrued liabilities	-	(127)	-	(127)
Total	$366,680	$653,293	$5,162	$1,025,135

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash	$139,300	$-	$-	$139,300
Money market funds	60,102	-	-	60,102
Certificates of deposit	-	22,045	-	22,045
Commercial paper	-	5,991	-	5,991
Municipal securities	-	379,766	-	379,766
Auction rate securities	-	-	16,184	16,184
Put option related to auction rate securities	-	-	1,092	1,092
Total	$199,402	$407,802	$17,276	$624,480

Amounts included in:
Cash and cash equivalents	$199,402	$11,947	$-	$211,349
Short-term investments	-	395,855	6,392	402,247
Investments	-	-	9,792	9,792
Prepaid expenses and other current assets	-	-	486	486
Other assets	-	-	606	606
Total	$199,402	$407,802	$17,276	$624,480

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposit, commercial paper and municipal securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2014 or the year ended December 31, 2013, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the nine-months ended September 30, 2014.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of September 30, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities:
Trading	Discounted cash flow	Maximum rate probability	0.70%-2.81% (2.33%)
		Principal returned probability	85.10%-94.30% (87.03%)
		Default probability	4.46%-12.36% (10.64%)
		Liquidity risk	3.00%-3.00% (3.00%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.43%-0.54% (0.46%)

At September 30, 2014, the Company held auction rate securities with a face value of $5.2 million (amortized cost basis of $4.8 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2014 resulting in a fair value of $4.8 million for the Company’s trading auction rate securities (after a $0.4 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the nine-months ended September 30, 2014, $12.1 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option ($2.3 million, $1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par during the years ended December 31, 2013, 2012 and 2011, respectively). Subsequent to September 30, 2014, $1.0 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of September 30, 2014, the Company recorded $0.3 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets, as well as in other assets, in the condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net effect of (i) the revaluation of the 2011 Put Option as of September 30, 2014; (ii) the redemption at par of certain 2011 ARS Securities; and (iii) the revaluation of the Company’s trading auction rate securities as of September 30, 2014 resulted in a loss of ($0.03) million and ($0.04) million, which is included in other (expense) income for the three- and nine-months ended September 30, 2014, respectively. The net effect of (i) the revaluation of the 2011 Put Option as of September 30, 2013; (ii) the redemption at par of certain 2011 ARS Securities; (iii) the revaluation of the Company’s trading auction rate securities as of September 30, 2013; and (iv) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities; resulted in a gain of $0.04 million and $2.7 million, which is included in other (expense) income for the three- and nine-months ended September 30, 2013, respectively.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended September 30, 2014		Three-Months Ended September 30, 2013
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$12,819	$994	$17,762	$1,686
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	648	(674)	211	(167)
Included in other comprehensive income	-	-	-	-
Settlements	(8,625)	-	(1,250)	-
Closing Balance	$4,842	$320	$16,723	$1,519

	Nine-Months Ended September 30, 2014		Nine-Months Ended September 30, 2013
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$16,184	$1,092	$23,156	$1,929
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	732	(772)	3,091	(410)
Included in other comprehensive income	-	-	(2,483)	-
Settlements	(12,074)	-	(7,041)	-
Closing Balance	$4,842	$320	$16,723	$1,519

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three- and nine-months ended September 30, 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company as of September 30, 2014 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other (expense) income, net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

	September 30, 2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay AUD	$9,170	$2	Accounts receivable, net
Receive USD/pay JPY	15,414	39	Accounts receivable, net
Receive USD/pay ZAR	13,169	107	Accounts receivable, net
Receive USD/pay CLP	2,069	8	Accounts receivable, net
Receive USD/pay COP	2,225	3	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$12,808	$(50)	Accrued liabilities
Receive CAD/pay USD	13,444	(70)	Accrued liabilities
Receive USD/pay MXN	3,279	(7)	Accrued liabilities

The Company had no foreign currency exchange contracts outstanding at December 31, 2013.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of loss recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	September 30, 2014	September 30, 2013
Foreign currency exchange contracts	Interest and other income (expense), net	$960	$-

		Amount of loss recognized in income on derivatives
		Nine-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	September 30, 2014	September 30, 2013
Foreign currency exchange contracts	Interest and other income (expense), net	$194	$-

7.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2014	December 31, 2013
Raw materials	$63,865	$68,088
Finished goods	141,584	153,361
	$205,449	$221,449

8.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2014	December 31, 2013
Land	$5,382	$5,382
Leasehold improvements	2,791	2,222
Furniture and fixtures	3,451	3,474
Office and computer equipment	14,899	14,135
Computer software	563	791
Equipment	73,614	62,552
Buildings	38,382	33,468
Vehicles	29,351	30,442
	168,433	152,466
Less: accumulated depreciation and amortization	(79,946)	(64,323)
	$88,487	$88,143

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	September 30, 2014	December 31, 2013
Amortizing intangibles	$232	$1,076
Accumulated amortization	(50)	(590)
	182	486
Non-amortizing intangibles	48,918	65,288
	$49,100	$65,774

All amortizing intangibles have been assigned an estimated useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 16 years).  Amortization expense was $ 0.1 million and $0.01 million for the three-months ended September 30, 2014 and 2013, respectively. Amortization expense was $0.4 million and $0.04 million for the nine-months ended September 30, 2014 and 2013, respectively. At September 30, 2014, $18.0 million of non-amortizing intangibles and $0.1 million of amortizing intangibles (net of accumulated amortization) are subject to divestiture under the Coca-Cola Transaction and are included in intangibles held-for-sale in the accompanying condensed consolidated balance sheet at September 30, 2014.

10.                            DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying condensed consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $1.9 million and $2.0 million for the three-months ended September 30, 2014 and 2013, respectively. Revenue recognized was $5.8 million and $6.4 million for the nine-months ended September 30, 2014 and 2013, respectively.

The Company incurred termination amounts (net of adjustments to estimated amounts previously accrued) to certain of its prior distributors amounting to a credit of ($0.7) million and an expense of $0.4 million in aggregate for the three-months ended September 30, 2014 and 2013, respectively. The Company incurred termination amounts (net of adjustments to estimated amounts previously accrued) to certain of its prior distributors amounting to a credit of ($0.2) million and an expense of $10.7 million in aggregate for the nine-months ended September 30, 2014 and 2013, respectively. Such termination amounts have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2014 and 2013.

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $37.0 million at September 30, 2014, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $70.6 million at September 30, 2014, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $13.3 million at September 30, 2014, which related primarily to warehouse and office space.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Legal Proceedings

On October 17, 2012, Wendy Crossland and Richard Fournier filed a lawsuit in the Superior Court of the State of California, County of Riverside, styled Wendy Crossland and Richard Fournier v. Monster Beverage Corporation, against the Company claiming that the death of their 14 year old daughter (Anais Fournier) was caused by her consumption of two 24-ounce Monster Energy® drinks over the course of two days in December 2011. The plaintiffs allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The plaintiffs claim general damages in excess of $25,000 and punitive damages. The Company filed a demurrer and a motion to strike the plaintiffs’ complaint on November 19, 2012, and the plaintiffs filed a first amended complaint on December 19, 2012. The Company filed its answer to the first amended complaint on June 7, 2013. The parties attended a court ordered mediation on January 23, 2014.  Discovery has commenced and trial has been scheduled for August 21, 2015. The Company believes that the plaintiffs’ complaint is without merit and plans a vigorous defense. The Company also believes that any such damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

Following a mediation conducted by an independent mediator, the Company entered into a Stipulation of Settlement on April 16, 2014 that, if approved by the District Court, will resolve the litigation and result in the action being dismissed with prejudice.  The Court granted preliminary approval of the settlement by an Order dated July 28, 2014.  Plaintiff filed a motion seeking final approval of the settlement on September 29, 2014.  Under the schedule previously entered by the Court, settlement class members have until December 1, 2014 to object to or opt-out of the settlement.  The final approval hearing is scheduled for January 29, 2015.

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

State Attorney General Inquiry – In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand of energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014.

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee.  On September 8, 2014, the Company moved to quash the second subpoena.  Briefing on the motion is currently ongoing.  It is unknown what, if any, action the state attorney general may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

(i)                                  The Company Action - On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company seeks a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion.  On October 17, 2013 (after the San Francisco Action, described below, was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action.  The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013.  The Company’s opening brief is due on November 28, 2014.

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

On August 27, 2014, the Court issued an order setting the case for a two-week bench trial beginning on February 8, 2016.  On September 5, 2014, the City Attorney filed a second amended complaint, adding Monster Energy Company as a defendant.  A case management conference is scheduled for December 5, 2014. Discovery is ongoing.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of September 30, 2014 and December 31, 2013, the Company’s consolidated balance sheets include accrued loss contingencies of approximately $17.95 million and $17.0 million, respectively, and receivables for insurance reimbursements of approximately $16.25 million and $16.25 million, respectively. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2014 are as follows:

Currency Translation Losses

Balance at December 31, 2013	$(1,233)
Other comprehensive loss before reclassifications	(5,104)
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive loss	(5,104)
Balance at September 30, 2014	$(6,337)

13.                            TREASURY STOCK PURCHASE

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the nine-months ended September 30, 2014, no shares of common stock were purchased under the April 2013 Repurchase Plan. During the year ended December 31, 2013, the Company purchased 0.951 million shares of common stock at an average purchase price of $56.98 per share for a total amount of $54.2 million (excluding broker commissions) under the April 2013 Repurchase Plan.

During both the three- and nine-months ended September 30, 2014, 0.09 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $8.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2014: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $7.4 million and $7.2 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended September 30, 2014 and 2013, respectively. The Company recorded $22.5 million and $21.6 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the nine-months ended September 30, 2014 and 2013, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended September 30, 2014 and 2013 was $8.2 million and $1.4 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the nine-months ended September 30, 2014 and 2013 was $11.5 million and $30.2 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2014 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014¹	2013¹	2014	2013
Dividend yield	-	-	0.0%	0.0%
Expected volatility	-	-	42.4%	47.9%
Risk-free interest rate	-	-	1.6%	0.9%
Expected term	-	-	5.8 Years	5.7 Years

1 No options were granted during the three-months ended September 30, 2014 and 2013.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
Options	Shares (In thousands)	Price Per Share	Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	12,973	$15.70	3.7	$675,595
Granted 01/01/14 - 03/31/14	689	$70.06
Granted 04/01/14 - 06/30/14	104	$69.15
Granted 07/01/14 - 09/30/14	-	$-
Exercised	(686)	$21.95
Cancelled or forfeited	(106)	$45.32
Outstanding at September 30, 2014	12,974	$18.44	3.3	$950,080
Vested and expected to vest in the future at September 30, 2014	12,574	$17.22	3.0	$936,106
Exercisable at September 30, 2014	10,215	$9.90	2.0	$835,288

No option awards were granted during the three-months ended September 30, 2014 and 2013. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2014 and 2013 was $29.33 per share and $22.44 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2014 and 2013 was $25.4 million and $3.3 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2014 and 2013 was $40.4 million and $87.6 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2014 and 2013 was approximately $7.3 million and $1.9 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2014 and 2013 was approximately $15.0 million and $18.2 million, respectively.

At September 30, 2014, there was $46.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2014	391	$49.27
Granted 01/01/14 - 03/31/14	-	$-
Granted 04/01/14 - 06/30/14	10	$69.00
Granted 07/01/14 - 09/30/14	-	$-
Vested	(237)	$44.11
Forfeited/cancelled	(13)	$51.15
Non-vested at September 30, 2014	151	$58.56

No restricted stock awards or restricted stock units were granted during the three-months ended September 30, 2014 and 2013. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the nine-months ended September 30, 2014 and 2013 was $69.00 and $53.25 per share, respectively. As of September 30, 2014, 0.1 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At September 30, 2014, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $6.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

15.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2014:

Gross Unrecognized Tax Benefits
Balance at December 31, 2013	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at September 30, 2014	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2014, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On March 8, 2013, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2010 and 2011. The Company is also in various stages of examination with certain states. The 2012 and 2013 U.S. federal income tax returns are subject to IRS examination. State income tax returns are subject to examination for the 2010 through 2013 tax years.

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Basic	167,346	167,457	167,116	166,483
Dilutive securities	6,924	6,491	6,900	6,861
Diluted	174,270	173,948	174,016	173,344

For the three-months ended September 30, 2014 and 2013, options and awards outstanding totaling 0.8 million shares and 1.5 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.  For the nine-months ended September 30, 2014 and 2013, options and awards outstanding totaling 0.8 million shares and 1.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended September 30, 2014
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$609,938	$26,034	$-	$635,972
Contribution margin*	232,666	604	-	233,270
Corporate and unallocated expenses	-	-	(43,363)	(43,363)
Operating income				189,907
Other income (expense)	231	-	(1,269)	(1,038)
Income before provision for income taxes				188,869
Depreciation and amortization	(4,626)	(85)	(1,419)	(6,130)

	Three-Months Ended September 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$566,768	$23,654	$-	$590,422
Contribution margin*	194,915	(2,193)	-	192,722
Corporate and unallocated expenses	-	-	(41,293)	(41,293)
Operating income				151,429
Other income (expense)	180	-	(886)	(706)
Income before provision for income taxes				150,723
Depreciation and amortization	(5,069)	(78)	(961)	(6,108)

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

Corporate and unallocated expenses were $43.4 million for the three-months ended September 30, 2014 and included $21.9 million of payroll costs, of which $7.4 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $12.7 million of professional service expenses, including accounting and legal costs and $8.8 million of other operating expenses.  Corporate and unallocated expenses were $41.3 million for the three-months ended September 30, 2013 and included $19.8 million of payroll costs, of which $7.2 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $10.9 million attributable to professional service expenses, including accounting and legal costs, and $10.6 million attributable to other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 28% and 29% of the Company’s net sales for the three-months ended September 30, 2014 and 2013, respectively.

Net sales to customers outside the United States amounted to $136.3 million and $121.1 million for the three-months ended September 30, 2014 and 2013, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Nine-Months Ended September 30, 2014
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,784,398	$74,903	$-	$1,859,301
Contribution margin*	675,281	2,221	-	677,502
Corporate and unallocated expenses	-	-	(122,918)	(122,918)
Operating income				554,584
Other income (expense)	529	(1)	(1,235)	(707)
Income before provision for income taxes				553,877
Depreciation and amortization	(14,588)	(248)	(4,288)	(19,124)

	Nine-Months Ended September 30, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,627,936	$77,643	$-	$1,705,579
Contribution margin*	548,906	(682)	-	548,224
Corporate and unallocated expenses	-	-	(110,064)	(110,064)
Operating income				438,160
Other income (expense)	468	(1)	(6,476)	(6,009)
Income before provision for income taxes				432,151
Depreciation and amortization	(14,091)	(201)	(2,152)	(16,444)

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

Corporate and unallocated expenses were $122.9 million for the nine-months ended September 30, 2014 and included $64.6 million of payroll costs, of which $22.5 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $33.9 million of professional service expenses, including accounting and legal costs and $24.4 million of other operating expenses.  Corporate and unallocated expenses were $110.1 million for the nine-months ended September 30, 2013 and included $60.6 million of payroll costs, of which $21.6 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $27.9 million attributable to professional service expenses, including accounting and legal costs, and $21.6 million attributable to other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 29% of the Company’s net sales for both the nine-months ended September 30, 2014 and 2013.

Net sales to customers outside the United States amounted to $400.4 million and $354.9 million for the nine-months ended September 30, 2014 and 2013, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s net sales by product line were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Product Line	2014	2013	2014	2013
Energy drinks	$591,358	$548,109	$1,730,602	$1,577,034

Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	33,626	30,622	94,698	94,760
Carbonated (primarily soda beverages)	7,216	8,067	22,756	22,732
Other	3,772	3,624	11,245	11,053
	$635,972	$590,422	$1,859,301	$1,705,579

18.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2014 and 2013 were $0.3 million and $0.1 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2014 and 2013 were $0.5 million and $0.4 million, respectively.

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

Acquisitions and Divestitures

On August 14, 2014, the Company and The Coca-Cola Company (“Coca-Cola”) entered into definitive agreements for a long-term strategic relationship in the global energy drink category (the “Coca-Cola Transaction”). In the Coca-Cola Transaction, the Company, New Laser Corporation, a wholly owned subsidiary of the Company (“NewCo”), New Laser Merger Corp., a wholly owned subsidiary of NewCo (“Merger Sub”), Coca-Cola and European Refreshments, an indirect wholly owned subsidiary of Coca-Cola, entered into a transaction agreement, and the Company, Coca-Cola and NewCo entered into an asset transfer agreement. Pursuant to the agreements, the Company will reorganize into a new holding company by merging Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of NewCo.  In the merger, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.

Subject to the terms and conditions of the agreements, upon the closing of the Coca-Cola Transaction, (1) NewCo will issue to Coca-Cola newly issued shares of common stock representing approximately 16.7% of the total number of shares of issued and outstanding NewCo common stock (after giving effect to the new issuance) and Coca-Cola will have the right to nominate two (reduced to one in 36 months or if Coca-Cola’s equity interest in NewCo exceeds 20%) individuals to NewCo’s Board of Directors, (2) Coca-Cola will transfer its global energy drink business (including the NOS®, Full Throttle®, Burn®, Mother®, Play® and Power Play®, and Relentless® brands) to NewCo, and the Company will transfer its non-energy drink business (including the Hansen’s® Natural Soda, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Product brands) to Coca-Cola, (3) the Company and Coca-Cola will amend their current distribution coordination agreements by expanding distribution of the Company’s products into additional territories pursuant to long-term commercial agreements with Coca-Cola’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners, and (4) Coca-Cola will make a net cash payment of $2.15 billion to the Company ($625.0 million of which will be held in escrow, subject to release upon achievement of milestones relating to the transfer of distribution rights).

The closing of the transaction is subject to customary closing conditions and is expected to close in early 2015.

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

Our Monster Energy® drinks, which represented 92.9% and 92.7% of our net sales for the three-months ended September 30, 2014 and 2013, respectively, include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Monster Khaos®	• Java Monster® Vanilla Light
• Monster M-80® (named Ripper® in certain countries)	• Java Monster® Irish Blend®
• Monster Energy® Absolutely Zero	• Java Monster® Toffee
• Monster Energy® Import	• Java Monster® Kona Cappuccino™
• Monster Energy® Import Light	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Punch Monster® Baller’s Blend (formerly Dub Edition)
• Punch Monster® Mad Dog (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Rehab® Tea + Lemonade + Energy
• Monster Rehab® Rojo Tea + Energy	• Monster Energy Extra Strength Nitrous Technology® Black Ice™
• Monster Rehab® Green Tea + Energy
• Monster Rehab® Protean + Energy	• X-Presso Monster® Hammer
• Monster Rehab® Tea + Orangeade + Energy	• X-Presso Monster® Midnite
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Cuba-Lima®
• Muscle Monster® Vanilla	• Monster Energy® Zero Ultra
• Muscle Monster® Chocolate	• Monster Energy® Ultra Blue™
• Muscle Monster® Coffee	• Monster Energy® Ultra Red™
• Muscle Monster® Strawberry	• Monster Energy® Ultra Black™
• Muscle Monster® Peanut Butter Cup	• Monster Energy® Ultra Sunrise™
• Monster Energy® Valentino Rossi	• Monster Energy® Unleaded
• M3® Monster Energy® Super Concentrate	• Übermonster® Energy Brew

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

During the nine-months ended September 30, 2014, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the nine-months ended September 30, 2014, we introduced the following products:

•                        Punch Monster® Baller’s Blend (formerly Dub Edition) (January 2014).

•                        Punch Monster® Mad Dog (formerly Dub Edition) (January 2014).

•                        Peace Tea Beverage Company™ Viva Mango™, a mango flavored juice drink (February 2014).

•                        Monster Energy® Valentino Rossi, a carbonated energy drink (May 2014).

•                       Monster Energy® Ultra Black™, a carbonated energy drink which contains zero calories and zero sugar, launched as a summer promotion with 7-eleven (July 2014).

•                       Monster Energy® Unleaded, a carbonated energy drink which contains no caffeine (August 2014).

•                       Monster Energy® Ultra Sunrise™, a carbonated energy drink which contains zero calories and zero sugar (September 2014).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the nine-months ended September 30, 2014, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our gross sales (as defined below) of $738.1 million for the three-months ended September 30, 2014 represented record sales for our third fiscal quarter. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $689.8 million for the three-months ended September 30, 2014, an increase of $51.0 million, or 99.1% of our overall increase in gross sales for the three-months ended September 30, 2014.

Our DSD segment represented 95.9% and 96.0% of our consolidated net sales for the three-months ended September 30, 2014 and 2013, respectively. Our Warehouse segment represented 4.1% and 4.0% of our consolidated net sales for the three-months ended September 30, 2014 and 2013, respectively. Our DSD segment represented 96.0% and 95.4% of our consolidated net sales for the nine-months ended September 30, 2014 and 2013, respectively. Our Warehouse segment represented 4.0% and 4.6% of our consolidated net sales for the nine-months ended September 30, 2014 and 2013, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), coupons, sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $173.2 million and $151.6 million for the three-months ended September 30, 2014 and 2013, respectively. Such sales were approximately 24% and 22% of gross sales for the three-months ended September 30, 2014 and 2013, respectively. Gross sales to customers outside the United States amounted to $497.8 million and $442.6 million for the nine-months ended September 30, 2014 and 2013, respectively. Such sales were approximately 23% of gross sales for both the nine-months ended September 30, 2014 and 2013.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and nine-months ended September 30, 2014 and 2013 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
Full service distributors	62%	63%	62%	63%
Club stores, drug chains & mass merchandisers	10%	9%	9%	10%
Outside the U.S.	24%	22%	23%	23%
Retail grocery, specialty chains and wholesalers	3%	4%	4%	3%
Other	1%	2%	2%	1%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC, certain bottlers of the Coca-Cola Hellenic Bottling Company, Swire Coca-Cola, USA and certain other Coca-Cola Company independent bottlers, Anheuser-Busch, Inc. (“AB”), select independent AB distributors, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) and Costco. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 28% and 29% of our net sales for the three-months ended September 30, 2014 and 2013, respectively. CCR accounted for approximately 29% of our net sales for both the nine-months ended September 30, 2014 and 2013.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2014 and 2013, respectively.

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2014	2013	14 vs. 13	2014	2013	14 vs. 13
Gross sales, net of discounts & returns *	$738,123	$686,623	7.5%	$2,130,802	$1,965,461	8.4%

Less: Promotional and other allowances**	102,151	96,201	6.2%	271,501	259,882	4.5%
Net sales	635,972	590,422	7.7%	1,859,301	1,705,579	9.0%

Cost of sales	294,052	282,952	3.9%	851,274	809,809	5.1%
Gross profit***	341,920	307,470	11.2%	1,008,027	895,770	12.5%
Gross profit as a percentage of net sales	53.8%	52.1%		54.2%	52.5%

Operating expenses	152,013	156,041	(2.6%)	453,443	457,610	(0.9%)
Operating expenses as a percentage of net sales	23.9%	26.4%		24.4%	26.8%

Operating income	189,907	151,429	25.4%	554,584	438,160	26.6%
Operating income as a percentage of net sales	29.9%	25.6%		29.8%	25.7%

Other (expense) income:
Interest and other (expense) income, net	(1,012)	(750)	34.9%	(668)	(8,690)	(92.3%)
(Loss) gain on investments and put options, net	(26)	44	159.1%	(39)	2,681	101.5%
Total other (expense) income	(1,038)	(706)	47.0%	(707)	(6,009)	(88.2%)

Income before provision for income taxes	188,869	150,723	25.3%	553,877	432,151	28.2%

Provision for income taxes	67,269	58,536	14.9%	196,023	169,596	15.6%

Income taxes as a percentage of income before taxes	35.6%	38.8%		35.4%	39.2%

Net income	$121,600	$92,187	31.9%	$357,854	$262,555	36.3%
Net income as a percentage of net sales	19.1%	15.6%		19.2%	15.4%

Net income per common share:
Basic	$0.73	$0.55	32.0%	$2.14	$1.58	35.8%
Diluted	$0.70	$0.53	31.7%	$2.06	$1.51	35.8%

Case sales (in thousands)
(in 192-ounce case equivalents)	62,204	59,204	5.1%	179,717	168,568	6.6%

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

Results of Operations for the Three-Months Ended September 30, 2014 Compared to the Three-Months Ended September 30, 2013.

Gross Sales. Gross sales were $738.1 million for the three-months ended September 30, 2014, an increase of approximately $51.5 million, or 7.5% higher than gross sales of $686.6 million for the three-months ended September 30, 2013. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $51.0 million, or 99.1%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 9% of the overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended September 30, 2014. Promotional and other allowances, as described in the footnote above, were $102.2 million for the three-months ended September 30, 2014, an increase of $5.9 million, or 6.2% higher than promotional and other allowances of $96.2 million for the three-months ended September 30, 2013. Promotional and other allowances as a percentage of gross sales decreased to 13.8% from 14.0% for the three-months ended September 30, 2014 and 2013, respectively.  As a result, the percentage increase in net sales for the three-months ended September 30, 2014 was higher than the percentage increase in gross sales.

Net Sales. Net sales were $636.0 million for the three-months ended September 30, 2014, an increase of approximately $45.6 million, or 7.7% higher than net sales of $590.4 million for the three-months ended September 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $43.4 million, or 95.2%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 10% of the overall increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2014.

Case sales, in 192-ounce case equivalents, were 62.2 million cases for the three-months ended September 30, 2014, an increase of approximately 3.0 million cases or 5.1% higher than case sales of 59.2 million cases for the three-months ended September 30, 2013. The overall average net sales per case increased to $10.22 for the three-months ended September 30, 2014, which was 2.5% higher than the average net sales per case of $9.97 for the three-months ended September 30, 2013.

Net sales for the DSD segment were $609.9 million for the three-months ended September 30, 2014, an increase of approximately $43.2 million, or 7.6% higher than net sales of $566.8 million for the three-months ended September 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $43.4 million, or 100.5%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 10% of the overall increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended September 30, 2014.

Net sales for the Warehouse segment were $26.0 million for the three-months ended September 30, 2014, an increase of approximately $2.4 million, or 10.1% higher than net sales of $23.7 million for the three-months ended September 30, 2013. The increase in net sales for the Warehouse segment was primarily attributable to increased sales by volume of aseptic juices and increased sales by volume of Hubert’s® lemonades.

Gross Profit.  Gross profit was $341.9 million for the three-months ended September 30, 2014, an increase of approximately $34.5 million, or 11.2% higher than the gross profit of $307.5 million for the three-months ended September 30, 2013. Gross profit as a percentage of net sales increased to 53.8% for the three-months ended September 30, 2014 from 52.1% for the three-months ended September 30, 2013.  The increase in gross profit dollars was primarily the result of the $51.0 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to lower costs of certain sweeteners and other raw materials, price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line, changes in product sales mix, an increase in production efficiencies and lower promotional and other allowances as a percentage of gross sales.

Operating Expenses.  Total operating expenses were $152.0 million for the three-months ended September 30, 2014, a decrease of approximately $4.0 million, or 2.6% lower than total operating expenses of $156.0 million for the three-months ended September 30, 2013. The decrease in operating expenses was partially attributable to decreased expenditures of $2.8 million for allocated trade development, a $2.5 million non-routine indirect tax related provision recorded in the third quarter of 2013, subsequently reversed in the second quarter of 2014 for non-realization, decreased expenditures of $1.7 million for distribution costs, decreased expenditures of $1.6 million for premiums and decreased expenditures of $1.1 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks. The decrease in operating expenses was partially offset by increased payroll expenses of $2.8 million (of which $0.2 million was related to an increase in stock-based compensation) and expenditures of $2.6 million for professional service costs related to the Coca-Cola Transaction.

Contribution Margin.  Contribution margin for the DSD segment was $232.7 million for the three-months ended September 30, 2014, an increase of approximately $37.8 million, or 19.4% higher than contribution margin of $194.9 million for the three-months ended September 30, 2013. The increase in the contribution margin for the DSD segment was primarily the result of the $51.0 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $0.6 million for the three-months ended September 30, 2014, approximately $2.8 million higher than contribution loss of ($2.2) million for the three-months ended September 30, 2013.

Operating Income.  Operating income was $189.9 million for the three-months ended September 30, 2014, an increase of approximately $38.5 million, or 25.4% higher than operating income of $151.4 million for the three-months ended September 30, 2013. Operating income as a percentage of net sales increased to 29.9% for the three-months ended September 30, 2014 from 25.6% for the three-months ended September 30, 2013, primarily due to the increase in gross profit as a percentage of net sales as well as the decrease in operating expenses as a percentage of net sales. The increase in operating income in dollars was primarily due to an increase of $34.5 million in gross profit. Operating income (loss) was $9.4 million and ($5.2) million for the three-months ended September 30, 2014 and 2013, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) income was ($1.0) million for the three-months ended September 30, 2014, as compared to other (expense) income of ($0.7) million for the three-months ended September 30, 2013. Foreign currency transaction losses were ($1.5) million and ($1.0) million for the three-months ended September 30, 2014 and 2013, respectively. The increase in foreign currency losses during the three-months ended September 30, 2014 was primarily related to our foreign currency transactions in Australia, Canada, Chile, Japan, Mexico and South Africa. Interest income was $0.4 million and $0.3 million for the three-months ended September 30, 2014 and 2013, respectively.

Provision for Income Taxes.  Provision for income taxes was $67.3 million for the three-months ended September 30, 2014, an increase of $8.7 million or 14.9% higher than the provision for income taxes of $58.5 million for the three-months ended September 30, 2013.  The effective combined federal, state and foreign tax rate decreased to 35.6% from 38.8% for the three-months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily the result of profits earned in certain foreign subsidiaries that have no related income tax expense as a result of the prior establishment of valuation allowances on their deferred tax assets.

Net Income.  Net income was $121.6 million for the three-months ended September 30, 2014, an increase of $29.4 million or 31.9% higher than net income of $92.2 million for the three-months ended September 30, 2013. The increase in net income was primarily attributable to an increase in gross profit of $34.5 million as well as a decrease in operating expenses of $4.0 million. The increase in net income was partially offset by an increase in the provision for income taxes of $8.7 million.

Results of Operations for the Nine-Months Ended September 30, 2014 Compared to the Nine-Months Ended September 30, 2013.

Gross Sales. Gross sales were $2,130.8 million for the nine-months ended September 30, 2014, an increase of approximately $165.3 million, or 8.4% higher than gross sales of $1,965.5 million for the nine-months ended September 30, 2013. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $162.9 million, or 98.5%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 8% of the overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the nine-months ended September 30, 2014. Promotional and other allowances, as described in the footnote above, were $271.5 million for the nine-months ended September 30, 2014, an increase of $11.6 million, or 4.5% higher than promotional and other allowances of $259.9 million for the nine-months ended September 30, 2013. Promotional and other allowances as a percentage of gross sales decreased to 12.7% from 13.2% for the nine-months ended September 30, 2014 and 2013, respectively.  As a result, the percentage increase in net sales for the nine-months ended September 30, 2014 was higher than the percentage increase in gross sales.

Net Sales. Net sales were $1,859.3 million for the nine-months ended September 30, 2014, an increase of approximately $153.7 million, or 9.0% higher than net sales of $1,705.6 million for the nine-months ended September 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $153.9 million, or 100.1%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 8% of the overall increase in net sales.  No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2014.

Case sales, in 192-ounce case equivalents, were 179.7 million cases for the nine-months ended September 30, 2014, an increase of approximately 11.1 million cases or 6.6% higher than case sales of 168.6 million cases for the nine-months ended September 30, 2013. The overall average net sales per case increased to $10.35 for the nine-months ended September 30, 2014, which was 2.2% higher than the average net sales per case of $10.12 for the nine-months ended September 30, 2013.

Net sales for the DSD segment were $1,784.4 million for the nine-months ended September 30, 2014, an increase of approximately $156.5 million, or 9.6% higher than net sales of $1,627.9 million for the nine-months ended September 30, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $153.9 million, or 98.3%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 8% of the overall increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the nine-months ended September 30, 2014.

Net sales for the Warehouse segment were $74.9 million for the nine-months ended September 30, 2014, a decrease of approximately $2.7 million, or 3.5% lower than net sales of $77.6 million for the nine-months ended September 30, 2013.  The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of Hubert’s® lemonades and apple juice. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of aseptic juices.

Gross Profit.  Gross profit was $1,008.0 million for the nine-months ended September 30, 2014, an increase of approximately $112.3 million, or 12.5% higher than the gross profit of $895.8 million for the nine-months ended September 30, 2013. Gross profit as a percentage of net sales increased to 54.2% for the nine-months ended September 30, 2014 from 52.5% for the nine-months ended September 30, 2013.  The increase in gross profit dollars was primarily the result of the $162.9 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to lower promotional and other allowances as a percentage of gross sales, price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line, changes in product sales mix, lower costs of certain sweeteners and other raw materials as well as an increase in production efficiencies.

Operating Expenses.  Total operating expenses were $453.4 million for the nine-months ended September 30, 2014, a decrease of approximately $4.2 million, or 0.9% lower than total operating expenses of $457.6 million for the nine-months ended September 30, 2013. The decrease in operating expenses was partially attributable to decreased expenditures of $10.9 million relating to the costs associated with terminating existing distributors, decreased expenditures of $10.3 million for premiums, decreased expenditures of $6.6 million for allocated trade development, a $2.5 million non-routine indirect tax related provision recorded in the third quarter of 2013, subsequently reversed in the second quarter of 2014 for non-realization, and decreased expenditures of $4.3 million for point-of-sale materials. The decrease in operating expenses was partially offset by increased out-bound freight and warehouse costs of $6.7 million, increased expenditures of $6.2 million for sponsorships and endorsements, increased payroll expenses of $6.0 million (of which $0.9 million related to an increase in stock-based compensation), increased expenditures of $4.5 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks and expenditures of $3.6 million for professional service costs related to the Coca-Cola Transaction.

Contribution Margin.  Contribution margin for the DSD segment was $675.3 million for the nine-months ended September 30, 2014, an increase of approximately $126.4 million, or 23.0% higher than contribution margin of $548.9 million for the nine-months ended September 30, 2013. The increase in the contribution margin for the DSD segment was primarily the result of the $162.9 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $2.2 million for the nine-months ended September 30, 2014, approximately $2.9 million higher than contribution loss of ($0.7) million for the nine-months ended September 30, 2013.

Operating Income.  Operating income was $554.6 million for the nine-months ended September 30, 2014, an increase of approximately $116.4 million, or 26.6% higher than operating income of $438.2 million for the nine-months ended September 30, 2013. Operating income as a percentage of net sales increased to 29.8% for the nine-months ended September 30, 2014 from 25.7% for the nine-months ended September 30, 2013, primarily due to the increase in gross profit as a percentage of net sales as well as the decrease in operating expenses as a percentage of net sales. The increase in operating income in dollars was primarily due to an increase of $112.3 million in gross profit. Operating income (loss) was $24.0 million and ($9.1) million for the nine-months ended September 30, 2014 and 2013, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) income was ($0.7) million for the nine-months ended September 30, 2014, as compared to other (expense) income of ($6.0) million for the nine-months ended September 30, 2013. Foreign currency transaction losses were ($2.1) million and ($9.3) million for the nine-months ended September 30, 2014 and 2013, respectively. The decrease in foreign currency losses during the nine-months ended September 30, 2014 was primarily related to our foreign currency transactions in Australia, Canada, Japan, Ireland and South Africa. Interest income was $1.2 million and $0.6 million for the nine-months ended September 30, 2014 and 2013, respectively.

Provision for Income Taxes.  Provision for income taxes was $196.0 million for the nine-months ended September 30, 2014, an increase of $26.4 million or 15.6% higher than the provision for income taxes of $169.6 million for the nine-months ended September 30, 2013.  The effective combined federal, state and foreign tax rate decreased to 35.4% from 39.2% for the nine-months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily the result of profits earned in certain foreign subsidiaries that have no related income tax expense, as a result of the prior establishment of valuation allowances on their deferred tax assets.

Net Income.  Net income was $357.9 million for the nine-months ended September 30, 2014, an increase of $95.3 million or 36.3% higher than net income of $262.6 million for the nine-months ended September 30, 2013. The increase in net income was primarily attributable to an increase in gross profit of $112.3 million. The increase in net income was partially offset by an increase in the provision for income taxes of $26.4 million.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Net cash provided by operating activities was $407.0 million for the nine-months ended September 30, 2014, as compared with net cash provided by operating activities of $275.8 million for the nine-months ended September 30, 2013.  For the nine-months ended September 30, 2014, cash provided by operating activities was primarily attributable to net income earned of $357.9 million and adjustments for certain non-cash expenses, consisting of $22.5 million of stock-based compensation and $19.1 million of depreciation and other amortization. For the nine-months ended September 30, 2014, cash provided by operating activities also increased due to a $32.4 million increase in accrued promotional allowances, a $30.0 million increase in accounts payable, a $13.3 million decrease in inventory, a $12.4 million increase in accrued liabilities, a $4.9 million increase in income taxes payable and a $2.0 million decrease in distributor receivables. For the nine-months ended September 30, 2014, cash provided by operating activities was reduced due to a $45.8 million increase in accounts receivable, an $11.5 million tax benefit from the exercise of stock options, a $8.7 million increase in prepaid income taxes, a $7.9 million increase in deferred income taxes, a $5.9 million decrease in deferred revenue, a $4.6 million increase in prepaid expenses and other current assets, and a $2.3 million decrease in distributor terminations.

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

Cash flows used in investing activities. Net cash used in investing activities was $223.0 million for the nine-months ended September 30, 2014, as compared to net cash used in investing activities of $246.7 million for the nine-months ended September 30, 2013.  For the nine-months ended September 30, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, as well as additions to intangibles. For the nine-months ended September 30, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the nine-months ended September 30, 2014, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For the nine-months ended September 30, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and proceeds from the sale of property and equipment, including the sale of real property.

For both the nine-months ended September 30, 2014 and 2013, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including the purchase of Coca-Cola’s energy drink business, leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by financing activities.  Net cash provided by financing activities was $17.1 million for the nine-months ended September 30, 2014, as compared to net cash provided by financing activities of $33.7 million for the nine-months ended September 30, 2013. For the nine-months ended September 30, 2014, cash provided by financing activities was primarily attributable to $15.1 million received from the issuance of common stock in connection with the exercise of certain stock options and an $11.5 million tax benefit from the exercise of stock options.  For the nine-months ended September 30, 2014, cash used in financing activities was primarily attributable to $8.1 million of re-purchases of common stock. For the nine-months ended September 30, 2013, cash provided by financing activities was primarily attributable to a $30.3 million tax benefit from the exercise of stock options and $18.2 million received from the issuance of common stock in connection with the exercise of certain stock options. For the nine-months ended September 30, 2013, cash used in financing activities was primarily attributable to $13.4 million of re-purchases of common stock.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2014, we had $408.3 million in cash and cash equivalents and $616.5 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), corporate notes and bonds, commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $408.3 million of cash and cash equivalents held at September 30, 2014, $117.1 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2014. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $120.0 million through September 30, 2015.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2014:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$70,642	$44,414	$25,888	$340	$-
Capital Leases	657	657	-	-	-
Operating Leases	13,318	5,157	6,353	789	1,019
Purchase Commitments²	37,031	37,031	-	-	-
	$121,648	$87,259	$32,241	$1,129	$1,019

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2014. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of September 30, 2014.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2014 and 2013, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended		Nine-Months Ended
net sales per case)	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$635,972	$590,422	$1,859,301	$1,705,579
Case sales (192-ounce case equivalents)	62,204	59,204	179,717	168,568
Average net sales per case	$10.22	$9.97	$10.35	$10.12

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

Recent Accounting Pronouncements

In September 2014, the Company elected to early adopt FASB ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•                 Our ability to consummate the Coca-Cola Transaction or recognize any benefits from the Coca-Cola Transaction;

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

•                Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power and/or from higher gasoline prices;

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

•                 Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our Peace Tea® iced teas and/or our other products, including, following the Coca-Cola Transaction, the energy drinks acquired from Coca-Cola;

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

•                Our ability to pass on to our customers all or a portion of any increases in the costs of fuel and/or raw materials and/or ingredients and/or commodities affecting our business;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Our gross sales to customers outside of the United States were approximately 24% and 23% of consolidated gross sales for the three- and nine-months ended September 30, 2014, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the three- and nine-months ended September 30, 2014, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of September 30, 2014 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other (expense) income, net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of September 30, 2014 to be significant.

There have been no additional material changes in our market risk during the three- and nine-months ended September 30, 2014 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements—Note 11. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended September 30, 2014, 0.09 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $8.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase program, including the April 2013 Repurchase Plan.

ITEM 3.                                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                        OTHER INFORMATION

None.

ITEM 6.                                        EXHIBITS

2.1

Transaction Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation, New Laser Merger Corp, The Coca-Cola Company and European Refreshments (incorporated by reference from exhibit 2.1 to our Form 8-K filed on August 18, 2014).

2.2

Asset Transfer Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation and The Coca-Cola Company Refreshments (incorporated by reference from exhibit 2.2 to our Form 8-K filed on August 18, 2014).

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 7, 2014	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer