Form 10-K
period 2014-12-31
Monster Beverage Corp
filed 2015-03-02
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $10,745,367,329 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 17, 2015 was 170,016,322 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014.

MONSTER BEVERAGE CORPORATION

FORM 10-K

PART I

ITEM 1.                                        BUSINESS

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

Acquisitions and Divestitures

On August 14, 2014, the Company and The Coca-Cola Company (“TCCC”) entered into definitive agreements for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”). As part of the TCCC Transaction, the Company, New Laser Corporation, a wholly owned subsidiary of the Company (“NewCo”), New Laser Merger Corp., a wholly owned subsidiary of NewCo (“Merger Sub”), TCCC and European Refreshments, an indirect wholly owned subsidiary of TCCC, entered into a transaction agreement, and the Company, TCCC and NewCo entered into an asset transfer agreement (together, the “TCCC Transaction Agreements”). Pursuant to the TCCC Transaction Agreements, the Company will reorganize into a new holding company by merging Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of NewCo.  In the merger, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.

Subject to the terms and conditions of the TCCC Transaction Agreements, upon the closing of the TCCC Transaction, (1) NewCo will issue to TCCC newly issued shares of common stock representing approximately 16.7% of the total number of shares of issued and outstanding NewCo common stock (after giving effect to the new issuance) and TCCC will have the right to nominate two individuals (reduced to one upon the earlier of (i) 36 months after the closing of the TCCC Transaction and (ii) TCCC’s equity interest in NewCo exceeding 20% of the outstanding shares of NewCo common stock) to NewCo’s Board of Directors, (2) TCCC will transfer its global energy drink business (including the NOS®, Full Throttle®, Burn®, Mother®, Play® and Power Play® and Relentless® brands) to NewCo, and the Company will transfer its non-energy drink business (including Hansen’s® Natural Sodas, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Products) to TCCC, (3) the Company and TCCC will amend their current distribution coordination agreements, which will contemplate expanding distribution of the Company’s products into additional territories pursuant to long-term distribution agreements with TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners, and (4) TCCC will make a net cash payment of $2.15 billion to the Company (up to $625.0 million of which will be held in escrow, subject to release upon achievement of milestones relating to the transfer of distribution rights).

The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with respect to the TCCC Transaction expired on October 15, 2014, and all necessary approvals or consents from foreign antitrust authorities have been obtained. The closing of the transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015.

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Cane Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• Muscle Monster®	• Hubert’s®
• Punch Monster®	• Peace Tea®
• Juice Monster™

Our Monster Energy® brand energy drinks, which represented 93.3%, 92.5% and 92.3% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively, primarily include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Juice Monster™ Khaos®	• Java Monster® Vanilla Light
• Juice Monster™ Ripper®	• Java Monster® Irish Blend®
• Monster Energy® Absolutely Zero	• Java Monster® Cappuccino
• Monster Energy® Import • Punch Monster® Baller’s Blend (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Punch Monster® Mad Dog (formerly Dub Edition) • Monster Rehab® Tea + Lemonade + Energy	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Rehab® Rojo Tea + Energy	• Monster Cuba-Lima®
• Monster Rehab® Green Tea + Energy	• Monster Energy® Zero Ultra
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy® Ultra Blue™
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy® Ultra Red™
• Muscle Monster® Vanilla	• Monster Energy® Ultra Black™
• Muscle Monster® Chocolate	• Monster Energy® Ultra Sunrise™
• Muscle Monster® Coffee	• Monster Energy® Unleaded
• Muscle Monster® Strawberry	• Übermonster® Energy Brew™
• Muscle Monster® Peanut Butter Cup	• M3® Monster Energy® Super Concentrate
• Monster Energy® Valentino Rossi

Industry Overview

The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2014 for the “alternative” beverage category of the market are estimated at approximately $38.8 billion, representing an increase of approximately 5.1% over the estimated domestic U.S. wholesale sales in 2013 of approximately $36.9 billion (revised from a previously reported estimate of $37.7 billion).

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

Reportable Segments

We have two operating and reportable segments, namely Direct Store Delivery (“DSD”), the principal products of which comprise energy drinks, and Warehouse (“Warehouse”), the principal products of which comprise juice-based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily directly to retailers. Corporate and unallocated amounts that do not relate to the DSD or Warehouse segments specifically, have been allocated to “Corporate and Unallocated.” Our DSD segment represented 96.1%, 95.6% and 95.4% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Our Warehouse segment represented 3.9%, 4.4% and 4.6% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Following the consummation of the TCCC Transaction, the Company anticipates that it will have two operating and reporting segments: Concentrate, the principal products of which will likely include the various energy drink brands transferred to the Company from TCCC, and Finished Products, the principal products of which will likely include the Company’s Monster Energy® drink products that currently make up the majority of the DSD segment.

For financial information about our reporting segments and geographic areas, refer to Note 17 of Notes to the Consolidated Financial Statements set forth in “Part II, Item 8 – Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

2014 Product Introductions

During 2014, we continued to expand our existing product lines and flavors and further develop our distribution markets.  In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During 2014, we introduced a number of new products, including the following:

•                        Punch Monster® Baller’s Blend (formerly Dub Edition) (January 2014).

•                        Punch Monster® Mad Dog (formerly Dub Edition) (January 2014).

•                        Peace Tea Beverage Company™ Viva Mango™, a mango flavored juice drink (February 2014).

•                        Monster Energy® Valentino Rossi, a carbonated energy drink (May 2014).

•                       Hubert’s® Organic Lemonade, a line of certified organic lemonades in a variety of flavors (May 2014).

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

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2014, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Pursuant to the terms and conditions of the TCCC Transaction Agreements, upon the closing of the TCCC Transaction, the Company will transfer its non-energy drink business (including Hansen’s® Natural Sodas, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Products) to TCCC.

Products – DSD Segment

Monster Energy® Brand Energy Drinks:

Monster Energy® Drinks - In 2002, we launched a new carbonated energy drink under the Monster Energy® brand name in 16-ounce cans, which was almost double the size of our original Hansen’s® brand energy drinks (in 8.3-ounce cans) and the vast majority of competitive energy drinks on the market at that time. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other dietary ingredients (collectively, “dietary ingredients”) and are marketed through our full service distributor network. We primarily offer the following products under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Juice Monster™ Khaos®, Juice Monster™ Ripper®, Monster Energy® Absolutely Zero, Monster Energy® Import, Punch Monster® Baller’s Blend (formerly Dub Edition), Punch Monster® Mad Dog (formerly Dub Edition), M3® Monster Energy® Super Concentrate energy drinks, Übermonster® Energy Brew™, Monster Energy® Zero Ultra, Monster Energy® Ultra Blue, Monster Energy® Ultra Red,  Monster Energy® Ultra Black™, Monster Energy® Ultra Sunrise™, Monster Energy® Valentino Rossi, Monster Energy® Unleaded, and Monster Cuba-Lima®.

Java Monster® Coffee + Energy Drinks - A line of non-carbonated dairy based coffee + energy drinks. We offer the following products under the Java Monster® product line: Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend® and Java Monster® Cappuccino.

Muscle Monster® Energy Shakes – A line of non-carbonated energy shakes containing 25-grams of protein. We offer the following products under the Muscle Monster® Energy Shake product line: Chocolate, Vanilla, Coffee, Strawberry and Peanut Butter Cup.

Monster Energy Extra Strength Nitrous Technology® Energy Drinks - A line of carbonated energy drinks containing nitrous oxide. We offer the following products under the Monster Energy Extra Strength Nitrous Technology® product line: Super Dry™ and Anti Gravity®.

Monster Rehab® Tea + Energy Drinks - A line of non-carbonated energy drinks with electrolytes. We offer the following products under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Rojo Tea + Energy, Monster Rehab® Green Tea + Energy, Monster Rehab® Tea + Orangeade + Energy and Monster Rehab® Tea + Pink Lemonade + Energy.

Other:

Peace Tea® Iced Teas and Juice Drinks - A line of ready-to-drink iced teas and juice drinks. We offer the following teas and juice drinks under the Peace Tea® product line: Green Tea, Sweet Lemon Tea, Razzleberry Tea, Pink Lemonade Tea, Georgia Peach Tea, Sno-Berry, Texas-Style Sweet Tea, Caddy Shack® Tea + Lemonade as well as Viva Mango™ juice drinks.

Products – Warehouse Segment

Hansen’s® Brand Sodas - Hansen’s® brand sodas have been a leading natural soda brand on the West Coast of the United States for more than 35 years and are made with natural flavors. Hansen’s® brand sodas, sweetened with cane sugar, and Hansen’s® Diet Sodas, sweetened with Splenda® no calorie sweetener and Acesulfame-K, contain no preservatives, sodium, or caffeine. We offer the following sodas in a variety of flavors under the Hansen’s® brand name: Hansen’s® Sodas, Hansen’s® Diet Sodas and Hansen’s® Natural Mixers. We also offer unsweetened Hansen’s® Sparkling Waters and Hansen’s® Sparkling Fruit Beverages, a line of sparkling water beverages with 10 calories per serving and naturally sweetened with apple juice, stevia leaf extract and monk fruit extract in a variety of flavors.

Blue Sky® Products - Our Blue Sky® products contain no preservatives, artificial sweeteners or caffeine (other than our Blue Sky® energy drinks) and are made with natural flavors. We offer the following products under the Blue Sky® product line in a variety of flavors: Blue Sky® Natural Soda, Blue Sky® Zero Calorie Sodas (sweetened with Truvia® brand stevia leaf extract), Blue Sky® Organic Natural Sodas, Blue Sky® Seltzer Waters, Blue Sky® Blue Energy® Drinks, Blue Sky® Zero Calorie Blue Energy® Drinks, Blue Sky® Juiced Energy Drinks and Blue Sky® Café Energy Drinks.

Hansen’s® Energy Drinks - Our original Hansen’s® Energy Drinks compete in the “functional” beverage category, namely, beverages that provide a benefit in addition to simply delivering refreshment. We offer the following products under the Hansen’s® Energy Drink product line: Hansen’s® Energy and Hansen’s® Energy Diet Red. In May 2014, we added Sun Burst and 1-2-3 Punch flavors to the Hansen’s® Energy product line.

Hansen’s® Juice Products - Our fruit juice product line includes Hansen’s® Natural Apple Juice, Apple Cider, Grape Juice, White Grape Juice, Pineapple Juice, Apple Grape Juice, Apple Strawberry Juice, Orange Juice, Cranberry Juice, Cranberry-Apple Juice, Cranberry-Grape Juice, Apple Orange Pineapple Juice and Organic Apple Juice. Our juice product line contains 100% juice and 120% of the United States Recommended Daily Allowances (the “USRDA”) for vitamin C. In May 2014, we added Hansen’s® Natural Organic Fruit Punch and Organic Berry Juices. Hansen’s® juice products compete in the shelf-stable juice category.

Hansen’s® Aseptic Juices - We offer a number of aseptically packed boxed juice products, including our dual-branded multi-vitamin 100% juice line, which we sell in conjunction with Costco Wholesale Corporation (“Costco”) through Costco stores. We also offer our Hansen’s® Natural line of multi-vitamin 100% juices, containing eleven essential vitamins and six essential minerals, Hansen’s® Natural Organic Juices and Hansen’s® Natural Coconut Water Twist®, a line of fruit and coconut water juices containing 100% of the daily recommended allowance of vitamin C. In October 2014, we added Hansen’s® Natural Kale Apple Pineapple to our boxed juice product line.

Our Hansen’s® Junior Juice® product line is a 100% juice line targeted at toddlers and preschoolers. These juices have added calcium and all flavors contain 100% of the daily recommended allowance of vitamin C. We also offer Hansen’s® Organic Junior Juice® as well as Hansen’s® Organic Junior Water®, the latter, a lightly flavored reduced calorie beverage, both of which also contain 100% of the daily recommended allowance of vitamin C.

Hubert’s® Lemonades - Our original Hubert’s® Lemonade is a line of premium ready-to-drink lemonades available in a variety of flavors. Hubert’s® Lemonade is sweetened with cane sugar and stevia leaf extract and contains no preservatives, artificial sweeteners, artificial flavors or caffeine. We also offer Hubert’s® Diet Lemonade, a line with 10 calories per a serving and naturally sweetened with stevia leaf extract, monk fruit extract and cane sugar in a variety of flavors. We also market Hubert’s® Half & Half, a line of premium ready-to-drink lemonade + tea drinks, in a variety of flavors. In January 2014, we added Peach and Watermelon flavors to the original Hubert’s® Lemonade line.  In March 2014, we introduced Hubert’s® Organic Lemonade, a line of certified organic lemonades in a variety of flavors. In May 2014, we also added a Watermelon Habanero limited edition flavor to the original Hubert’s® Lemonade line.

PRE® Drink Mixes - Our Hansen’s®  Natural PRE® Drink Mix is a line of probiotic digestive wellness powder drink mixes containing specially formulated blends by Jarrow Formulas. PRE® probiotic powder drink mix is sweetened with cane sugar and stevia leaf extract and is available in a variety of fruit flavors.

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

We pack certain of our products in a number of locations both domestically and internationally, including Australia, Brazil, Canada, Czech Republic, Japan, Mexico, Netherlands, Spain, the United Kingdom and the United States, to enable us to produce products closer to the markets where they are sold, with the objective of reducing freight costs as well as transportation-related product damages. As distribution volumes increase in both our domestic and international markets, we will continue to source additional packing arrangements closer to such markets to further reduce freight costs. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to aluminum cans, PET plastic bottles, aseptic boxes, glass, labels, flavors, juice concentrates, dietary ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon our request. For certain of our products, including our Monster Energy® brand energy drinks, our Peace Tea® products, our Hansen’s® brand energy drinks, our aseptic juice products, our Hubert’s® lemonades, our Java Monster® product line, our Muscle Monster® product line, our Punch Monster® product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

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

Distribution Agreements

During 2014, we continued to expand distribution of our products in both our domestic and international markets, and our Monster Energy® drinks are now sold in approximately 116 countries and territories around the world.  We have entered into agreements with various distributors providing for the distribution of our products during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years.  Such agreements remain in effect for their then current term as long as our products are being distributed, but may be terminated by either party upon written notice.  We are generally entitled to terminate such agreements at any time without cause upon payment of a termination fee.

Certain of our material distribution agreements, as amended from time to time, are described below:

(a)       Monster Beverages Off-Premise Distribution Coordination Agreement and the Allied Products Distribution Coordination Agreement (jointly, the “Off-Premise Agreements”) with Anheuser-

Busch, Inc., a Missouri corporation (“AB”), under which select Anheuser-Busch distributors (the “AB Distributors”) distribute and sell, primarily our Monster Energy® drinks, as well as additional products that may be agreed between the parties in various territories within the United States. In February 2015, in accordance with its existing agreements with the applicable AB Distributors, the Company sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015 (see Note 8 “Distribution Agreements” in the notes to the consolidated financial statements).

(b)      On-Premise Distribution Coordination Agreement (the “On-Premise Agreement”) with AB, under which select AB Distributors distribute and sell our Monster Energy® drinks to food service on-premise accounts. In February 2015, in accordance with its existing agreements with the applicable AB Distributors, the Company sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015 (see Note 8 “Distribution Agreements” in the notes to the consolidated financial statements).

(c)       Monster Energy Distribution Coordination Agreement (the “TCCC North American Coordination Agreement”) with TCCC, pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in Canada and the United States in which bottlers from TCCC’s network of wholly or partially-owned and independent bottlers, including Coca-Cola Refreshments USA, Inc. (“CCR”),(formerly known as Coca-Cola Enterprises, Inc. (“CCE”)), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other TCCC independent bottlers (collectively, the “TCCC North American Bottlers”) will distribute and sell primarily our Monster Energy® drinks.  In connection with the TCCC Transaction, the parties expect to amend and restate the TCCC North American Coordination Agreement, including to change the procedure under which the TCCC North American Bottlers are appointed in specified territories.

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

(g)       Monster Energy International Coordination Agreement (the “TCCC International Coordination Agreement”) with TCCC, pursuant to which we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell our Monster Energy® drinks, subject to TCCC’s approval. In connection with the TCCC Transaction, the parties expect to amend and restate the TCCC International Coordination Agreement, including to change the procedure under which the TCCC distributors are appointed in specified territories.

(h)      Monster Energy International Distribution Agreement and Monster Energy Belgium Distribution Agreement with New CCE, pursuant to which New CCE was appointed to distribute directly, and through certain sub-distributors, our Monster Energy® drinks in Great Britain, France, Belgium, the Netherlands, Luxembourg, Monaco and Sweden.

(i)          Distribution agreements with bottlers of the Coca-Cola Hellenic group (“Coca-Cola Hellenic”) for the distribution of certain of our Monster Energy® drinks in Austria, Bulgaria, Czech Republic, Hungary, Ireland, Slovakia, Cyprus, Greece, Latvia, Lithuania, Estonia, Switzerland and Poland.

Distribution levels vary by product and geographic location. Gross sales outside the United States accounted for $657.9 million, $580.6 million and $513.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The distribution rights relating to each territory for which the Company sent notices of termination in February 2015, including certain AB Distributors in the U.S. described above, will be transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners as of the effective date of termination of the current third party’s rights in the applicable territory, and in connection therewith, the agreements referred to in clauses (d)-(f) will be amended. The agreements referred to in clauses (h) and (i) are also expected to be amended upon or following the closing of the TCCC Transaction.

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

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), The Dr. Pepper Snapple Group, Inc. (the “DPS Group”), Red Bull Gmbh, Kraft Foods, Inc., Suntory Holdings, Ltd., Nestle Beverage Company, Tree Top Inc. (“Tree Top”) and Ocean Spray Cranberries Inc. (“Ocean Spray”). We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, Red Devil, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Redline Energy Shots, and many other brands. TCCC and PepsiCo also market and/or distribute additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX, Mountain Dew Kickstart and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Adrenaline Rush, Relentless and numerous local and private label brands that usually differ from country to country, such as Play, Power Play, Mother, Hell, Shock, Tiger, Boost, TNT, Shark, Hot 6, Nalu, Samurai, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, Ultra, Sting and a host of other international brands.

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

In the TCCC Transaction, we will acquire the NOS, Burn, Full Throttle, Play, Power Play, Relentless, Mother, Nalu and Samurai brands and, as a result, our energy drink business will no longer compete with such brands. In addition, as a result of the TCCC Transaction, we will no longer sell ready-to-drink iced tea products, traditional soda products, carbonated beverages, apple juice, juice blends or lemonades.

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

We historically marketed our Monster Energy®, Hansen’s® and Blue Energy® energy drink products as dietary supplements in accordance with the statutory definition of “dietary supplement” set forth in the Federal Food, Drug, and Cosmetic Act (the “FFDC Act”).  However, as permitted under the FFDC Act and the U.S. Food and Drug Administration (the “FDA”) regulations, we transitioned the labeling and marketing of these energy drink products from dietary supplements to conventional foods beginning in the first quarter of 2013.

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

Where appropriate, we partner with our retailers and wholesalers to assist our marketing efforts.

We decreased expenditures for our sales and marketing programs by approximately 6.3% in 2014 compared to 2013. As of December 31, 2014, we employed 1,538 employees in sales and marketing activities, of which 842 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2014, 2013 and 2012 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to the same customer types listed below. We limit our description of our customer types to include only our sales to such full service distributors without reference to such distributors’ sales to their own customers.

	2014	2013	2012
Full service distributors	62%	63%	63%
Club stores, drug chains & mass merchandisers	9%	9%	9%
Outside the U.S.	23%	23%	22%
Retail grocery, specialty chains and wholesalers	4%	3%	4%
Other	2%	2%	2%

Our customers include the TCCC North American Bottlers, New CCE, certain bottlers of Coca-Cola Hellenic, Swire Coca-Cola, USA and certain other Coca-Cola independent bottlers, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) Costco and the AB Distributors. In February 2015, in accordance with its existing agreements with the applicable AB Distributors, the Company sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  The associated distribution rights will be transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners as of the effective date of termination of the AB Distributors’ rights in the applicable territories (see Note 8 “Distribution Agreements” in the notes to consolidated financial statements). CCR accounted for approximately 29%, 29% and 28% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Intellectual Property

We presently have more than 5,200 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress, and other intellectual property as very important to our business.  We consider Monster® (registered outside of the United States in certain jurisdictions), Monster Energy®, ®, M Monster Energy®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster™, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®, Hansen’s Natural Cane Soda®, Hansen’s®, Peace Tea®, Blue Sky®, Hubert’s® and Junior Juice® to be our core trademarks.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal and state regulations, including but not limited to: the FFDC Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

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

In January 2013, the FDA announced that it would be investigating the safety of caffeine in food products, particularly its effects on children and adolescents. Also in January 2013, we received a letter from Representative Edward J. Markey, Senator Richard J. Durbin and Senator Richard Blumenthal requesting information from us to enable them to better understand a number of issues relating in part to an investigation they said has been launched by the FDA examining energy drinks and potential health risks, particularly for groups of vulnerable individuals, including young people and those with pre-existing cardiac conditions. We provided a response to their letter. The Congressmen issued a report and recommendations in April 2013, most of which we had already implemented. The Congressman released a follow-up report in January 2015, recommending inter alia that the energy drink industry not market to consumers under age 18 and not market their products for hydration, and that the FDA develop and release definitions and guidance for this market sector.

In July 2013, we received a letter from Michael M. Landa, the former director of the FDA’s Center for Food Safety and Applied Nutrition, asking for documents and information about the Company’s judgment that caffeine in its energy drinks is generally recognized as safe (“GRAS”) for this use. We provided a response to this letter.

In August 2013, at the request of the FDA, the Institute of Medicine (“IOM”) conducted a public workshop to review the available science regarding safe levels of caffeine consumption in foods, beverages and dietary supplements and to identify data gaps. The IOM released a report summarizing the workshop proceedings in January 2014.

In January 2015, the European Food Safety Authority published a draft scientific opinion on the safety of caffeine, particularly in energy drinks. The draft opinion concluded inter alia that daily caffeine intakes from all sources up to 400 milligrams per day do not raise safety concerns for adults in the general population (200 milligrams per day for pregnant women).

Product Labeling and Advertising. We are subject to Proposition 65 in California, a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that state as having been found to cause cancer or birth defects in excess of certain levels. If we were required to add warning labels to any of our products or place warnings in certain other locations where our products are sold, it is difficult to predict whether, or to what extent, such a warning would have an impact on sales of our products in those locations or elsewhere.

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

In July 2012, we received a subpoena from a state attorney general for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

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

On December 13, 2014, new European Union (the “EU”) regulations governing the labeling of food and beverages took effect. We have amended our EU labels to reflect these changes.

In the United States, as permitted under the FFDC Act and FDA regulations, we transitioned the labeling and marketing of our products sold under the Monster Energy®, Hansen’s Energy® and Blue Energy® brands from dietary supplements to conventional foods beginning in the first quarter of 2013.

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

In March 2013, a bill was proposed in the Illinois General Assembly to ban the sale of energy drinks (defined as beverages containing one or more of the following ingredients: taurine, guarana, glucuronolactone or ginseng) to anyone younger than 18 years of age. In January 2014, Los Angeles City Councilman Bernard Parks proposed a bill to ban anyone younger than 18 years of age from purchasing energy drinks.  In addition, in February 2014, a bill was introduced in the Maryland General Assembly that would prohibit the sale of energy drinks to individuals younger than 18 years of age. These bills have not been enacted to date.

In March 2013, Suffolk County enacted two local laws; one bans the distribution of free samples of energy drinks (which the law characterizes as “stimulant drinks”) to individuals under the age of eighteen in that county, and the second bans the sale or distribution of such drinks in Suffolk County parks.

In November 2014, Lithuania introduced legislation prohibiting the sale of non-alcoholic energy drinks with more than 150 milligrams of caffeine per liter to persons under the age of 18.

Excise Taxes on Energy Drinks.  Legislation that would impose an excise tax on sweetened beverages has been proposed in Congress, in some state legislatures, including Connecticut, Hawaii, Massachusetts, Nebraska, Oregon, Rhode Island and Texas, and in some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  Berkeley, California, became the first jurisdiction to pass such a measure, by ballot question approved in November 2014. A general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective in Berkeley on January 1, 2015. However, the implementation of this tax has been deferred until March 2015. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable.  Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business.  On January 1, 2011, Mexico instituted a 25% excise tax on certain energy drinks, to which our products are currently not subject; however, in October 2013, Mexico passed a $1 MXN tax per liter on sugar-sweetened beverages, which became effective January 1, 2014.

Effective January 1, 2013, Hungary instituted an excise tax of approximately $0.18 (at current exchange rates) per liter on drinks containing more than 15 milligrams of caffeine per 100 milliliters, to which our products are subject. In October 2013, the French Parliament passed legislation taxing energy drinks at a rate of €1 EUR per liter, which was approved by the French Supreme Court in December 2013 and went into effect on January 1, 2014. However, in September 2014, France’s Constitutional Council found the tax on energy drinks unconstitutional because it only affects energy drinks and does not apply to other beverages containing similar levels of caffeine. The Court gave the French government a January 1, 2015 deadline to remove or change the €1 EUR per liter levy. Accordingly, as of January 1, 2015, the law was amended to remove any reference to energy drinks. However, the tax on beverages containing more than 220 milligrams of caffeine per liter remains in place. We adjusted the caffeine levels in certain of our Monster® Energy products that are sold in France to address this regulation.

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

Limitations on Container Size.  In September 2012, the Board of Health of New York City approved regulations prohibiting the sale, in certain sales channels, mainly food service establishments, of certain sweetened drinks in containers larger than 16 fluid ounces. The regulations were expected to take effect in March 2013, but a New York state court invalidated them as exceeding the Board of Health’s authority, and the state’s highest court agreed with this ruling on appeal. The mayor of Cambridge, Massachusetts has proposed a similar initiative.

We currently package certain of our Monster Energy® drinks and our Peace Tea® iced teas in aluminum cans larger than 16 fluid ounces. Although current proposals would not extend to beverages sold in our principal sales channels such as convenience stores, grocery stores, mass merchandisers, drug stores and club stores, we cannot predict whether any such sales channel might be added to current proposed regulations or covered by other similar regulatory initiatives.

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

Employees

As of December 31, 2014, we employed a total of 2,001 employees of which 1,298 were employed on a full-time basis. Of our 2,001 employees, we employed 463 in administrative and operational capacities and 1,538 persons in sales and marketing capacities.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

 (951) 739-6200

 (800) 426-7367

ITEM 1A.       RISK FACTORS

In addition to the other information in this report, you should carefully consider the following risks. If any of the following risks actually occur, our business, financial condition and/or operating results could be materially adversely affected. The risk factors summarized below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Following the TCCC Transaction, NewCo and TCCC will have extensive commercial arrangements and, as a result, NewCo’s future performance is expected to substantially depend on the success of its relationship with TCCC.

In connection with the TCCC Transaction, the amended distribution coordination agreements to be entered into with TCCC will provide for the transition of third parties’ rights to distribute the Company’s products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners. On February 9, 2015 in accordance with its existing agreements with the applicable third-party distributors, the Company sent notices of termination to certain affected third-party distributors, including the majority of the AB Distributors in the U.S., providing for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015. The associated distribution rights will be transferred to TCCC’s distribution network in each applicable territory as of the effective date of the termination of the applicable third party’s rights in such territory. In addition, it is expected that TCCC will become our preferred distribution partner globally. As a result, we will be reducing our distributor diversification and will be substantially dependent on TCCC’s international distribution platform.

Also in connection with the TCCC Transaction, TCCC will make a substantial equity investment in NewCo  and has agreed, subject to certain exceptions, not to compete in the energy drink category. While we believe that this will incentivize TCCC to take steps to assure that our products receive the appropriate attention in the TCCC distribution system, there can be no assurance of this as TCCC is a much larger company with many strategic priorities. In addition, TCCC does not control all members of its distribution system, many of which are independent companies that make their own business decisions that may not always align with TCCC’s interests. Moreover, it is also possible that we may fail to recognize the expected benefits of the new distribution arrangements regardless of TCCC’s priorities or the priorities of the members of TCCC’s distribution system. In any such case, our operating results could suffer and the value of NewCo’s common shares could be adversely affected.

Under the terms of the TCCC Transaction, we have agreed, subject to certain exceptions, not to compete with TCCC in the non-energy drink category following the closing. As a result, our sole focus will be in the energy drink category and our business will become more vulnerable to adverse changes impacting the energy drink category and business, which could adversely impact our business and the trading price of our common stock.

The failure to transition the distribution of our products to TCCC’s distribution network in a timely manner could reduce and/or delay the expected benefits of the TCCC Transaction.

If the expected transition of the U.S. distribution rights to TCCC’s distribution network described above is not completed in a full, timely and/or efficient manner, the expected benefits of the new distribution arrangements could be reduced and/or delayed. In this regard, we have been informed that approximately 64 AB Distributors are challenging our right to terminate their distribution agreements in accordance with the express terms of such distribution agreements. We have filed separate arbitration demands against each of these parties seeking declarations of our rights, including our right to terminate the applicable distribution agreements in accordance with their terms. We have also filed an action in the United States District Court, Central District of California, against these parties to enforce each of their respective obligations to arbitrate any disputes arising under such distribution agreements. We believe the independent distributors’ allegations are without merit.

We expect to incur costs associated with transition of distribution which we currently estimate at $280.0 million. The final amount of those costs could be different and such differences could be material. In addition, under the TCCC Transaction Agreements, up to $625.0 million of the net $2.15 billion cash payment to be paid to us by TCCC will be held in escrow, subject to release upon achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network. A failure to meet those milestones would result in a decrease in, and/or delay of, the cash payment.

Following the TCCC Transaction, TCCC will be a significant shareholder of NewCo and may have interests that are different from NewCo’s other shareholders (including current shareholders of the Company).

In connection with the TCCC Transaction, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.  Immediately following the consummation of the TCCC Transaction, TCCC will own NewCo common shares representing approximately 16.7% of the total number of NewCo’s outstanding common shares. TCCC will also have the right to nominate two directors to the NewCo board of directors, subject to reduction in certain circumstances.

Following the completion of the TCCC Transaction, TCCC’s ownership could also have an effect on NewCo’s ability to engage in a change in control transaction. TCCC will be obligated for a period of time to vote all of its NewCo common shares in excess of 20% of the outstanding NewCo common shares in the same proportion as all NewCo common shares not owned by TCCC with respect to a proposal for a NewCo change of control. However, if TCCC were to oppose such a change in control transaction, a bidder would be required to secure the support of holders of 62.5% of NewCo’s common shares not owned by TCCC (assuming that TCCC increased its ownership from approximately 16.7% to 20% of NewCo’s common shares) to achieve a vote of a majority of NewCo’s outstanding shares for a change-in-control transaction. In addition, assuming the completion of the TCCC Transaction, TCCC would have a bidding advantage if the NewCo board of directors were to seek to sell NewCo in the future because TCCC would not need to pay a control premium on the shares it owns at such time, including the shares it acquires in the TCCC Transaction. TCCC and NewCo would also be permitted to terminate TCCC’s distribution coordination agreements with NewCo after a change in control of NewCo. In such event, TCCC would receive a termination fee if TCCC terminated the distribution coordination agreements following a change in control of NewCo involving certain TCCC competitors, or if NewCo terminated following a change in control of NewCo, involving any third party.

The interests of TCCC may be different from or conflict with the interests of NewCo’s other shareholders (including current shareholders of the Company, who will receive NewCo common shares in the TCCC Transaction) and, as a result, TCCC’s influence may result in the delay or prevention of potential actions or transactions, including a potential change of management or control of NewCo, even if such action or transaction may be beneficial to NewCo’s other shareholders. Moreover, TCCC’s ownership of a significant amount of NewCo’s outstanding common shares could result in downward pressure on the trading price of NewCo’s common shares if TCCC were to sell a large portion of its shares or as a result of the perception that such a sale might occur.

The TCCC Transaction may not be completed or may be delayed, and even if the TCCC Transaction is successfully completed, the anticipated benefits to the Company’s stockholders may not be realized.

The completion of the TCCC Transaction is subject to certain customary conditions.  The Company or TCCC may be unable to satisfy the conditions required to complete the transaction, and there is no assurance that the TCCC Transaction will be completed on a timely basis or at all.  If the TCCC Transaction is not completed, we will nonetheless bear significant transaction costs. In addition, the current market price of our stock may reflect an assumption that the TCCC Transaction will occur, and failure to complete the TCCC Transaction could result in a decline in our stock price.  The failure of the TCCC Transaction to be completed may also result in negative publicity and/or a negative impression of the Company in the investment community and may affect our relationship with customers and other partners.

Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size, or impose age restrictions for the sale of energy drinks.  For a discussion of certain of such legislation, see “Part I, Item 1 — Business — Government Regulation.”  Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local and municipal level in respect of each of the foregoing subject areas.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages.  To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold individually or in the aggregate, it could result in a reduction in demand for or availability of our energy drinks and adversely affect our business, financial condition and results of operations.

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

In 2012, we were named as a defendant in a product liability lawsuit, which alleged that the consumption of two 24-ounce cans of Monster Energy® over the course of two days, caused the wrongful death of a fourteen year old girl (Anais Fournier) in December 2011. We do not believe that our products are responsible for the death of Ms. Fournier and intend to continue to vigorously defend the lawsuit. In addition, additional product liability lawsuits have since been filed against us, containing similar allegations to those presented in the Fournier lawsuit, each of which we believe is also without merit and would not have a material adverse effect on our financial position or results of operations in the event any damages were awarded.

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

An unfavorable report on the health effects of caffeine, or criticism or negative publicity regarding the caffeine content in our products or energy drinks generally, could have an adverse effect on our business, financial condition and results of operations.  Articles critical of the caffeine content in energy drinks and/or indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine) and/or the levels thereof and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, they could adversely affect the demand for our products.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products, flavors, product positioning as well as promotion and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, some of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in some cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull Gmbh, the DPS Group, Kraft Foods Inc., Suntory Holdings, Ltd., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

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

Global economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets, or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crisis in European and other international markets. If economic conditions deteriorate, our industry, business and results of operations could be materially and adversely affected.

Changes in consumer preferences may reduce demand for some of our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could reduce our revenues and adversely affect our results of operations. Recently, concerns have emerged regarding diet sodas and in particular, aspartame, which we do not use in our beverages.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of taste, quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their product lifecycles and there can be no assurance that such beverages will become or remain profitable for us.  We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Operations outside the United States expose us to uncertain conditions and other risks in international markets.

Our gross sales to customers outside of the United States were approximately 23%, 23% and 22% of consolidated gross sales for the years ended December 31, 2014, 2013 and 2012, respectively, and our growth strategy includes further expanding our international business. If we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some areas we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the U.S. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

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

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

We derive a substantial portion of revenues from our energy drinks and competitive pressure in the energy drink category could adversely affect our business and operating results.

A substantial portion of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our DSD segment, which is comprised primarily of energy drinks, represented 96.1% of net sales for the year ended December 31, 2014. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, Red Devil, Xenergy, MiO Energy, Rip It, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, 5-Hour Energy Shots, Stacker 2, VPX Redline Energy Shots and many other brands. A number of companies who market and distribute iced teas, juice cocktails and enhanced waters in different packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Sobe Life Water, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea, Activate, Neuro and Vitamin Water, have added dietary ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits.  In addition, certain large companies such as TCCC and PepsiCo, market and/or distribute products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX, Mountain Dew Kickstart and Vault. Internationally, our energy drinks compete with Red Bull, Rockstar, Burn, V-Energy, Lucozade, Adrenaline Rush, Relentless and numerous local and private label brands that usually differ from country to country, such as Play, Power Play, Mother, Hell, Shock, Tiger, Boost, Speed, TNT, Shark, Hot 6, Shark Energy, Nalu, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, Ultra, Sting and a host of other international brands. Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best and illy issimo coffee drinks. Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, ABB Pure Pro and Gatorade Recover Protein Shake. Competitive pressures in the energy drink category could impact our revenues and/or we could experience price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. In the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including our Monster Energy® brand energy drinks, our Peace Tea® product line, our Hansen’s® brand energy drinks, our aseptic juice products, our Hubert’s® Lemonades, our Muscle Monster® product line, our Java Monster® product line and certain of our other products. While we believe a short-term disruption or delay in production would not significantly affect our revenue, a lengthy disruption or delay in the production of any of such products could significantly adversely affect our revenues from such products because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.

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

The TCCC North American Bottlers, New CCE, Coca-Cola Hellenic and the AB Distributors are our primary domestic and international distributors of our Monster Energy® products. However, in February 2015, in accordance with its existing agreements with the applicable third-party distributors, the Company sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  The associated distribution rights will be transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners as of the effective date of termination of the AB Distributors’ rights in the applicable territories (see Note 8 “Distribution Agreements” in the notes to consolidated financial statements). As a result, if we are unable to maintain good relationships with the TCCC North American Bottlers and/or New CCE and/or Coca-Cola Hellenic, or if the TCCC North American Bottlers and/or New CCE and/or Coca-Cola Hellenic do not effectively focus on marketing, promoting, selling and distributing our products, sales of our Monster Energy® products could be adversely affected.

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

CCR accounted for approximately 29% of our net sales for both the years ended December 31, 2014 and 2013. A decision by CCR, CCRC, New CCE, Wal-Mart, Inc. (including Sam’s Club), Coca-Cola Hellenic, or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any projected levels or mixes of product sales and/or revenues and/or gross margins and/or operating profits and/or net income. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2014, our stock price high was $113.50 and our stock price low was $63.00.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 17, 2015, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 12% of our outstanding common stock. Consequently, Mr. Sacks and Mr. Schlosberg could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2014, we had $370.3 million in cash and cash equivalents, $781.1 million in short-term investments and $42.9 million of long-term investments. We have historically invested these amounts in U.S. Treasury bills, certificates of deposit, commercial paper, government agencies and municipal securities (which may have an auction reset feature), variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in “Part I, Item 3 – Legal Proceedings” and in “Part II, Item 8, Note 10” to our consolidated financial statements contained in this Form 10-K.

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

Following a mediation conducted by an independent mediator, the Company entered into a Stipulation of Settlement on April 16, 2014 to resolve the litigation.  Following a fairness hearing, on January 29, 2015, the District Court granted final approval of the settlement and entered a final judgment dismissing the action with prejudice.

Under the terms of the settlement, certain of the Company’s insurance carriers paid $16.25 million into an escrow account for distribution to a settlement class, certified by the District Court for settlement purposes only and consisting of all persons who purchased or otherwise acquired the Company’s stock during the Class Period (with certain exclusions as specified in the settlement agreement).  Under the settlement, defendants and various of their related persons and entities received a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period.

The settlement contained no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims were without merit.  Because the full amount of the settlement was paid by the Company’s insurance carriers, the settlement did not have an effect on the Company’s results of operations.

State Attorney General Inquiry – In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand of energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014.

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena. The motion has been fully briefed and argument has been scheduled on the motion for March 17, 2015. It is unknown what, if any, action the state attorney general may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

San Francisco City Attorney Litigation – On October 31, 2012, the Company received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand of energy drinks and specifically concerning the safety of its products for consumption by adolescents. In a letter dated March 29, 2013, the San Francisco City Attorney threatened to bring suit against the Company if it did not agree to take the following five steps immediately: (i) “Reformulate its products to lower the caffeine content to safe levels”; - (ii) “Provide adequate warning labels”; (iii) “Cease promoting over-consumption in marketing”; (iv) “Cease use of alcohol and drug references in marketing”; and (v) “Cease targeting minors.”

(i) The Company Action – On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company sought a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion. On October 17, 2013 (after the San Francisco Action, described below, was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action. The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013. The Company filed its opening brief on November 28, 2014. The City Attorney’s filed an answering brief on February 13, 2015, and the Company’s reply brief is currently due on February 27, 2015.

(ii) The San Francisco Action — On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney sought a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the San Francisco Action to the United States District Court for the Northern District of California (the “Northern District Court”). On July 3, 2013, the City Attorney filed a motion to remand the San Francisco Action back to state court. On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand the San Francisco Action back to state court.

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

On August 27, 2014, the Court issued an order setting the case for a two-week bench trial beginning on February 8, 2016. On September 5, 2014, the City Attorney filed a second amended complaint, adding Monster Energy Company as a defendant. The Company and Monster Energy Company filed answers to the second amended complaint on October 4, 2014 and November 10, 2014, respectively. A case management conference is scheduled for March 10, 2015. Discovery is ongoing.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2014 and December 31, 2013, the Company’s consolidated balance sheets include accrued loss contingencies of approximately $3.7 million and $17.0 million, respectively, and receivables for insurance reimbursements of approximately $0.0 million and $16.25 million, respectively. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.                                        Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  On January 5, 2012, stockholders of the Company approved the Company’s name change from Hansen Natural Corporation to Monster Beverage Corporation. In addition, on January 9, 2012, the Company’s common stock began trading under the symbol “MNST”. As of February 17, 2015, there were 170,016,322 shares of the Company’s common stock outstanding held by approximately 247 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2014	High	Low
First Quarter	$75.63	$66.31
Second Quarter	$73.38	$63.00
Third Quarter	$94.93	$63.82
Fourth Quarter	$113.50	$89.56

Year Ended December 31, 2013	High	Low
First Quarter	$54.34	$45.38
Second Quarter	$62.94	$47.16
Third Quarter	$66.12	$51.85
Fourth Quarter	$68.33	$51.15

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

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the year ended December 31, 2014, no shares of common stock were purchased under the April 2013 Repurchase Plan. During the year ended December 31, 2013, the Company purchased 0.95 million shares of common stock at an average purchase price of $56.98 per share for a total amount of $54.2 million (excluding broker commissions).

During the year ended December 31, 2014, 0.09 million shares were repurchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $8.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs, including the April 2013 Repurchase Plan.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	13,214,554	$19.73	11,384,395
Equity compensation plans not approved by stockholders	-	-	-
Total	13,214,554	$19.73	11,384,395

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2009. The Company’s current self-selected peer group is comprised of TCCC, DPS Group, National Beverage Corporation, Jones Soda Company and Cott Corporation.

ITEM 6.                                        SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2012 through 2014 and the balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2014	2013	2012	2011	2010
Gross sales*¹	$2,827,092	$2,586,531	$2,373,499	$1,950,490	$1,488,516

Net sales¹	$2,464,867	$2,246,428	$2,060,702	$1,703,230	$1,303,942

Gross profit¹	$1,339,810	$1,172,931	$1,065,656	$894,309	$680,240

Gross profit as a percentage to net sales	54.4%	52.2%	51.7%	52.5%	52.2%

Operating income²	$747,505	$572,916	$550,623	$456,423	$347,814

Net income	$483,185	$338,661	$340,020	$286,219	$212,029

Net income per common share:
Basic	$2.89	$2.03	$1.96	$1.62	$1.20
Diluted	$2.77	$1.95	$1.86	$1.53	$1.14

Cash, cash equivalents and investments	$1,194,397	$623,388	$340,949	$793,807	$643,680

Total assets	$1,938,875	$1,420,509	$1,043,325	$1,362,399	$1,146,950

Stockholders’ equity	$1,515,150	$992,279	$644,397	$979,158	$828,398

¹Includes $15.0 million, $14.8 million, $13.2 million, $13.0 million and $10.0 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, related to the recognition of deferred revenue.

²Includes ($0.2) million, $10.8 million, $1.5 million, $1.1 million and $0.3 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Our Business

Acquisitions and Divestitures

On August 14, 2014, the Company and TCCC entered into definitive agreements for the TCCC Transaction. Pursuant to the TCCC Transaction Agreements, the Company will reorganize into a new holding company by merging Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of NewCo.  In the merger, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.

Subject to the terms and conditions of the TCCC Transaction Agreements, upon the closing of the TCCC Transaction, (1) NewCo will issue to TCCC newly issued shares of common stock representing approximately 16.7% of the total number of shares of issued and outstanding NewCo common stock (after giving effect to the new issuance) and TCCC will have the right to nominate two individuals (reduced to one upon the earlier of (i) 36 months after the closing of the TCCC Transaction and (ii) TCCC’s equity interest in NewCo exceeding 20% of the outstanding shares of NewCo common stock) to NewCo’s Board of Directors, (2) TCCC will transfer its global energy drink business (including the NOS®, Full Throttle®, Burn®, Mother®, Play® and Power Play®, and Relentless® brands) to

NewCo, and the Company will transfer its non-energy drink business (including Hansen’s® Natural Sodas, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Products) to TCCC, (3) the Company and TCCC will amend their current distribution coordination agreements, which will contemplate expanding distribution of the Company’s products into additional territories pursuant to long-term distribution agreements with TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners, and (4) TCCC will make a net cash payment of $2.15 billion to the Company (up to $625.0 million of which will be held in escrow, subject to release upon achievement of milestones relating to the transfer of distribution rights).

The waiting period under the HSR Act with respect to the TCCC Transaction expired on October 15, 2014, and all necessary approvals or consents from foreign antitrust authorities have been obtained. The closing of the transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015.

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

•	Monster Energy®	•	Hansen’s®
•	Monster Rehab®	•	Hansen’s Natural Cane Soda®
•	Monster Energy Extra Strength Nitrous Technology®	•	Junior Juice®
•	Java Monster®	•	Blue Sky®
•	Muscle Monster®	•	Hubert’s®
•	Punch Monster®	•	Peace Tea®

Our Monster Energy® drinks, which represented 93.3%, 92.5% and 92.3% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively, primarily include the following:

•	Monster Energy®	•	Java Monster® Kona Blend
•	Lo-Carb Monster Energy®	•	Java Monster® Loca Moca®
•	Monster Assault®	•	Java Monster® Mean Bean®
•	Juice Monster™ Khaos®	•	Java Monster® Vanilla Light
•	Juice Monster™ Ripper®	•	Java Monster® Irish Blend®
•	Monster Energy® Absolutely Zero	•	Java Monster® Cappuccino
• •	Monster Energy® Import Punch Monster® Baller’s Blend (formerly Dub Edition)	•	Monster Energy Extra Strength Nitrous Technology® Super Dry™
• •	Punch Monster® Mad Dog (formerly Dub Edition) Monster Rehab® Tea + Lemonade + Energy	•	Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
•	Monster Rehab® Rojo Tea + Energy	•	Monster Cuba-Lima®
•	Monster Rehab® Green Tea + Energy	•	Monster Energy® Zero Ultra
•	Monster Rehab® Tea + Orangeade + Energy	•	Monster Energy® Ultra Blue™
•	Monster Rehab® Tea + Pink Lemonade + Energy	•	Monster Energy® Ultra Red™
•	Muscle Monster® Vanilla	•	Monster Energy® Ultra Black™
•	Muscle Monster® Chocolate	•	Monster Energy® Ultra Sunrise™
•	Muscle Monster® Coffee	•	Monster Energy® Unleaded
•	Muscle Monster® Strawberry	•	Übermonster® Energy Brew™
•	Muscle Monster® Peanut Butter Cup	•	M3® Monster Energy® Super Concentrate
•	Monster Energy® Valentino Rossi

We have two operating and reportable segments, namely Direct Store Delivery (“DSD”), the principal products of which comprise energy drinks, and Warehouse (“Warehouse”), the principal products of which comprise juice-based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Following the consummation of the TCCC Transaction, the Company anticipates that it will have two operating and reporting segments: Concentrate, the principal products of which will likely include the various energy drink brands transferred to the Company from TCCC, and Finished Products, the principal products of which will likely include the Company’s Monster Energy® drink products that currently make up the majority of the DSD segment.

During the year ended December 31, 2014, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the year ended December 31, 2014, we introduced the following products:

•	Punch Monster® Baller’s Blend (formerly Dub Edition) (January 2014).

•	Punch Monster® Mad Dog (formerly Dub Edition) (January 2014).

•	Peace Tea Beverage Company™ Viva Mango™, a mango flavored juice drink (February 2014).

•	Monster Energy® Valentino Rossi, a carbonated energy drink (May 2014).

•	Hubert’s® Organic Lemonade, a line of certified organic lemonades in a variety of flavors (May 2014).

•	Monster Energy® Ultra Black™, a carbonated energy drink which contains zero calories and zero sugar, launched as a summer promotion with 7-eleven (July 2014).

•	Monster Energy® Unleaded, a carbonated energy drink which contains no caffeine (August 2014).

•	Monster Energy® Ultra Sunrise™, a carbonated energy drink which contains zero calories and zero sugar (September 2014).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2014, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our gross sales of $2,827.1 million for the year ended December 31, 2014 represented record annual sales. The vast majority of our gross sales are derived from our Monster Energy® brand energy drinks. Gross sales of our Monster Energy® brand energy drinks were $2,649.3 million for the year ended December 31, 2014, an increase of $236.9 million, or 98.5% of our overall increase in gross sales for the year ended December 31, 2014. Any decrease in gross sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results.

Our DSD segment represented 96.1%, 95.6% and 95.4% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Our Warehouse segment represented 3.9%, 4.4% and 4.6% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We have historically marketed our Monster Energy®, Hansen’s® and Blue Energy® energy drink products as dietary supplements in accordance with the statutory definition of “dietary supplement” set forth in the FFDC Act.  However, as permitted under the FFDC Act and FDA regulations, we transitioned the labeling and marketing of these energy drink products from dietary supplements to conventional foods beginning in the first quarter of 2013.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $657.9 million, $580.6 million and $513.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such sales were approximately 23%, 23% and 22% of gross sales for the years ended December 31, 2014, 2013 and 2012, respectively.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2014, 2013 and 2012 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service distributors without reference to such distributors’ sales to their own customers.

	2014	2013	2012
Full service distributors	62%	63%	63%
Club stores, drug chains & mass merchandisers	9%	9%	9%
Outside the U.S.	23%	23%	22%
Retail grocery, specialty chains and wholesalers	4%	3%	4%
Other	2%	2%	2%

Our customers include the TCCC North American Bottlers, New CCE, certain bottlers of Coca-Cola Hellenic, Swire Coca-Cola, USA and certain other Coca-Cola independent bottlers, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) Costco and the AB Distributors. In February 2015, in accordance with its existing agreements with the applicable AB Distributors, the Company sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  The associated distribution rights will be transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners as of the effective date of termination of the AB Distributors’ rights in the applicable territories (see Note 8 “Distribution Agreements” in the notes to consolidated financial statements). CCR accounted for approximately 29%, 29% and 28% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•

International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth. The TCCC Transaction is expected to secure fully aligned access to TCCC’s leading global distribution system, which we anticipate will accelerate our international performance. In addition, we anticipate that the TCCC Transaction will provide scale and platform synergies in a range of international geographies where we currently have limited presence, which is expected to increase our energy business in a number of international markets and establish a strong presence in additional countries.

•

Profitable Growth – We believe “functional” value added brands properly supported by marketing and innovation, targeted to a diverse consumer base, drive profitable growth. We continue to broaden our family of brands. In particular, we are expanding our energy drinks, including through the addition of TCCC’s existing energy product lines in connection with the TCCC Transaction, to provide more alternatives to consumers. We are focused on maintaining profit margins and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

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

•

Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provide a competitive advantage. Furthermore, it is anticipated that, following the TCCC Transaction, we will have a substantial amount of cash and cash equivalents, and we expect that a substantial portion of our cash and cash equivalents will be used to return capital to our shareholders pursuant to share repurchases, which could be effected pursuant to a self-tender offer, accelerated share repurchase or otherwise, alone or potentially in conjunction with dividend payments. The timing, terms and amount of any such share repurchase will be determined by the NewCo board of directors.

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

Gross and net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2015 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013”).

As of December 31, 2014, the Company had working capital of $1,337.7 million compared to $867.0 million as of December 31, 2013. The increase in working capital was primarily the result of retained profits reflected in a combined overall increase in cash, cash equivalents and short-term investments. For the year ended December 31, 2014, our net cash provided by operating activities was approximately $585.6 million as compared to $342.0 million for the year ended December 31, 2013. Principal uses of cash flows in 2014 were purchases of investments, purchases of inventory, development of our Monster Energy® brand internationally, acquisition of property and equipment and acquisition of trademarks. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and our Company, including, following the completion of the TCCC Transaction, those relating to the transition of the distribution of our products to TCCC’s distribution network, our significant commercial relationships with TCCC and TCCC’s status as a significant shareholder of NewCo, in each case as described above under “Part I, Item 1A – Risk Factors.”

In addition, legislation has been proposed and/or adopted at the U.S. state and/or county and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose taxes, limit product sizes or impose age restrictions for the sale of energy drinks.  In addition, articles critical of the caffeine content in energy drinks and their perceived benefits and articles indicating certain health risks of energy drinks have been published. The proposal and/or adoption of such legislation and the publication of such articles, or the future proposal and/or adoption of similar legislation or publication of similar articles, may adversely affect our Company. In addition, uncertainty and/or volatility in our domestic and/or our international economic markets could negatively affect both the stability of our industry and our Company. Furthermore, our growth strategy includes expanding our international business which exposes us to risks inherent in conducting international operations, including the risks associated with foreign currency exchange rate fluctuations. Consumer discretionary spending also represents a challenge to the successful marketing and sale of our products. Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles continue to represent a challenge. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and low calorie beverages within our energy drink product line. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety. (See “Part I, Item 1A – Risk Factors”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

•	the risks associated with consummation of, and the realization of benefits from, the TCCC Transaction, including the transition of the distribution of our products to TCCC’s distribution network;

•	changes in consumer preferences and demand for our products;

•	economic uncertainty in the United States, Europe and other countries in which we operate;

•	the risks associated with foreign currency exchange rate fluctuations;

•	maintenance of our brand image and product quality;

•	increasing concern over various health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;

•	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Sales and Marketing”);

•	costs of establishing and promoting our brands internationally;

•

restrictions on imports and sources of supply; duties or tariffs; changes in related government regulations; and disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;

•

protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;

•	limitations on available quantities of certain package containers such as the 24-ounce cap-can and co-packing availability; and

•

the imposition of additional regulation, including regulation restricting the sale of energy drinks, limiting caffeine content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

•

domestic and international growth potential of our products due to our transition to a leading global distribution network and the scale and platform synergies expected in connection with the TCCC Transaction;

•	growth potential of the energy drink category, both domestically and internationally;

•	planned and future new product and product line introductions with the objective of contributing to higher profitability;

•	the introduction of premium packages designed to generate strong revenue growth;

•	significant package, pricing and channel opportunities to increase profitable growth;

•	effective strategic positioning to capitalize on industry growth;

•	broadening distribution/expansion opportunities in both domestic and international markets;

•	launching our products into new geographic markets; and

•	continued focus on reducing our cost base.

Results of Operations

(in thousands, except per share information)

				Percentage Change
	2014	2013	2012	14 vs. 13	13 vs. 12
Gross sales, net of discounts & returns*	$2,827,092	$2,586,531	$2,373,499	9.3%	9.0%
Less: Promotional and other allowances**	362,225	340,103	312,797	6.5%	8.7%
Net sales	2,464,867	2,246,428	2,060,702	9.7%	9.0%
Cost of sales	1,125,057	1,073,497	995,046	4.8%	7.9%
Gross profit***	1,339,810	1,172,931	1,065,656	14.2%	10.1%
Gross profit as a percentage of net sales	54.4%	52.2%	51.7%

Operating expenses	592,305	600,015	515,033	(1.3%)	16.5%

Operating expenses as a percentage of net sales	24.0%	26.7%	25.0%

Operating income	747,505	572,916	550,623	30.5%	4.0%
Operating income as a percentage of net sales	30.3%	25.5%	26.7%

Other (expense) income:
Interest and other (expense) income, net	(1,676)	(11,737)	(2,256)	(85.7%)	420.3%

(Loss) gain on investments and put option, net	(41)	2,715	787	(101.5%)	245.0%
Total other (expense) income	(1,717)	(9,022)	(1,469)

Income before provision for income taxes	745,788	563,894	549,154	32.3%	2.7%

Provision for income taxes	262,603	225,233	209,134	16.6%	7.7%

Income taxes as a percentage of income before taxes	35.2%	39.9%	38.1%

Net income	$483,185	$338,661	$340,020	42.7%	(0.4%)
Net income as a percentage of net sales	19.6%	15.1%	16.5%

Net income per common share:

Basic	$2.89	$2.03	$1.96	42.2%	3.8%
Diluted	$2.77	$1.95	$1.86	41.9%	5.2%

Case sales (in thousands) (in 192-ounce case equivalents)	238,280	221,348	202,918	7.6%	9.1%

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

Gross Sales. Gross sales were $2,827.1 million for the year ended December 31, 2014, an increase of approximately $240.6 million, or 9.3% higher than gross sales of $2,586.5 million for the year ended December 31, 2013. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $236.9 million, or 98.5%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 7% of the overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2014. Promotional and other allowances, as described in the footnote above, were $362.2 million for the year ended December 31, 2014, an increase of $22.1 million, or 6.5% higher than promotional and other allowances of $340.1 million for the year ended December 31, 2013. Promotional and other allowances as a percentage of gross sales decreased to 12.8% from 13.1% for the year ended December 31, 2014 and 2013, respectively.  As a result, the percentage increase in net sales for the year ended December 31, 2014 was higher than the percentage increase in gross sales.

Collective changes in foreign currency exchange rates did not have a material impact on gross sales for the year ended December 31, 2014.

Net Sales. Net sales were $2,464.9 million for the year ended December 31, 2014, an increase of approximately $218.4 million, or 9.7% higher than net sales of $2,246.4 million for the year ended December 31, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $220.4 million, or 100.9%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 7% of the overall increase in net sales.  No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2014.

Collective changes in foreign currency exchange rates did not have a material impact on net sales for the year ended December 31, 2014.

Case sales, in 192-ounce case equivalents, were 238.3 million cases for the year ended December 31, 2014, an increase of approximately 16.9 million cases or 7.6% higher than case sales of 221.3 million cases for the year ended December 31, 2013. The overall average net sales per case increased to $10.34 for the year ended December 31, 2014, which was 1.9% higher than the average net sales per case of $10.15 for the year ended December 31, 2013.

Net sales for the DSD segment were $2,369.2 million for the year ended December 31, 2014, an increase of approximately $221.9 million, or 10.3% higher than net sales of $2,147.4 million for the year ended December 31, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $220.4 million, or 99.4%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line represented approximately 7% of the overall increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the year ended December 31, 2014.

Net sales for the Warehouse segment were $95.7 million for the year ended December 31, 2014, a decrease of approximately $3.4 million, or 3.4% lower than net sales of $99.1 million for the year ended December 31, 2013.  The decrease in net sales for the Warehouse segment was primarily attributable to decreased sales by volume of Hubert’s® lemonades and apple juice. The decrease in net sales for the Warehouse segment was partially offset by increased sales by volume of aseptic juices.

Gross Profit.  Gross profit was $1,339.8 million for the year ended December 31, 2014, an increase of approximately $166.9 million, or 14.2% higher than the gross profit of $1,172.9 million for the year ended December 31, 2013. Gross profit as a percentage of net sales increased to 54.4% for the year ended December 31, 2014 from 52.2% for the year ended December 31, 2013.  The increase in gross profit dollars was primarily the result of the $236.9 million increase in gross sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to lower promotional and other allowances as a percentage of gross sales, price increases on our 24-ounce Monster Energy® brand energy drinks and our Peace Tea® line, changes in product sales mix, lower costs of certain sweeteners and other raw materials as well as an increase in production efficiencies.

Operating Expenses.  Total operating expenses were $592.3 million for the year ended December 31, 2014, a decrease of approximately $7.7 million, or 1.3% lower than total operating expenses of $600.0 million for the year ended December 31, 2013. The decrease in operating expenses was partially attributable to decreased expenditures of $10.9 million relating to the costs associated with terminating existing distributors, decreased expenditures of $9.9 million for premiums, decreased expenditures of $8.6 million for allocated trade development, a $2.5 million non-routine indirect tax related provision recorded in the third quarter of 2013, subsequently reversed in the second quarter of 2014 for non-realization, and decreased expenditures of $4.0 million for point-of-sale materials. The decrease in operating expenses was partially offset by increased out-bound freight and warehouse costs of $7.2 million, increased expenditures of $6.3 million for sponsorships and endorsements, increased payroll expenses of $6.4 million (inclusive of decreased stock-based compensation of $0.2 million), increased expenditures of $2.7 million related to regulatory matters and litigation concerning our Monster Energy® brand energy drinks and expenditures of $4.8 million for professional service costs related to the TCCC Transaction.

Contribution Margin.  Contribution margin for the DSD segment was $908.8 million for the year ended December 31, 2014, an increase of approximately $182.0 million, or 25.0% higher than contribution margin of $726.8 million for the year ended December 31, 2013. The increase in the contribution margin for the DSD segment was primarily the result of the $236.9 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Warehouse segment was $3.0 million for the year ended December 31, 2014, approximately $4.7 million higher than contribution loss of ($1.7) million for the year ended December 31, 2013.

Operating Income.  Operating income was $747.5 million for the year ended December 31, 2014, an increase of approximately $174.6 million, or 30.5% higher than operating income of $572.9 million for the year ended December 31, 2013. Operating income as a percentage of net sales increased to 30.3% for the year ended December 31, 2014 from 25.5% for the year ended December 31, 2013, primarily due to the increase in gross profit as a percentage of net sales as well as the decrease in operating expenses as a percentage of net sales. The increase in operating income in dollars was primarily due to an increase of $166.9 million in gross profit. Operating income (loss) was $37.8 million and ($12.9) million for the years ended December 31, 2014 and 2013, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other (Expense) Income.  Other (expense) income was ($1.7) million for the year ended December 31, 2014, as compared to other (expense) income of ($9.0) million for the year ended December 31, 2013. Foreign currency transaction losses were ($3.4) million and ($12.9) million for the years ended December 31, 2014 and 2013, respectively. The decrease in foreign currency losses during the year ended December 31, 2014 was primarily related to our foreign currency transactions in Australia, Japan, Ireland and South Africa. Interest income was $1.7 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively.

Provision for Income Taxes.  Provision for income taxes was $262.6 million for the year ended December 31, 2014, an increase of $37.4 million or 16.6% higher than the provision for income taxes of $225.2 million for the year ended December 31, 2013.  The effective combined federal, state and foreign tax rate decreased to 35.2% from 39.9% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate was primarily the result of profits earned in certain foreign subsidiaries that have no related income tax expense, as a result of the prior establishment of valuation allowances on their deferred tax assets.

Net Income.  Net income was $483.2 million for the year ended December 31, 2014, an increase of $144.5 million or 42.7% higher than net income of $338.7 million for the year ended December 31, 2013. The increase in net income was primarily attributable to an increase in gross profit of $166.9 million. The increase in net income was partially offset by an increase in the provision for income taxes of $37.4 million.

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

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. In addition, our experience with our energy drink products suggests they are less seasonal than the seasonality expected from traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, distributors and customers, changes in the sales mix of our products and changes in and/or increased advertising and promotional expenses.  (See “Part I, Item 1 – Business – Seasonality”).

	2014	2013	2012	2011	2010
Unit Case Volume / Sales (in Thousands)
Quarter 1	51,926	47,749	44,396	34,681	24,205
Quarter 2	65,587	61,615	57,525	44,272	35,861
Quarter 3	62,204	59,204	54,611	46,277	37,856
Quarter 4	58,563	52,780	46,386	39,431	31,109
Total	238,280	221,348	202,918	164,661	129,031

Net Sales (in Thousands)
Quarter 1	$536,129	$484,223	$454,605	$356,419	$238,110
Quarter 2	687,199	630,934	592,640	462,145	365,701
Quarter 3	635,972	590,422	541,940	474,709	381,466
Quarter 4	605,567	540,849	471,517	409,957	318,665
Total	$2,464,867	$2,246,428	$2,060,702	$1,703,230	$1,303,942

Average Net Sales Per Case
Quarter 1	$10.32	$10.14	$10.24	$10.28	$9.84
Quarter 2	10.48	10.24	10.30	10.44	10.20
Quarter 3	10.22	9.97	9.92	10.26	10.08
Quarter 4	10.34	10.25	10.17	10.40	10.24
Total	$10.34	$10.15	$10.16	$10.34	$10.11

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2014, 2013 or 2012.

Liquidity and Capital Resources

Cash flows provided by operating activities – Net cash provided by operating activities was $585.6 million for the year ended December 31, 2014, as compared with net cash provided by operating activities of $342.0 million for the year ended December 31, 2013.  For the year ended December 31, 2014, cash provided by operating activities was primarily attributable to net income earned of $483.2 million and adjustments for certain non-cash expenses consisting of $28.6 million of stock-based compensation and $25.7 million of depreciation and other amortization. For the year ended December 31, 2014, cash provided by operating activities also increased due to a $42.8 million decrease in inventory, a $20.5 million increase in accrued promotional allowances, a $11.3 million increase in accounts payable, a $8.4 million increase in income taxes payable, a $4.6 million decrease in distributor receivables, a $3.4 million increase in accrued compensation and a $3.0 million increase in accrued liabilities. For the year ended December 31, 2014, cash provided by operating activities was reduced due to a $14.3 million increase in accounts receivable, an $11.9 million increase in tax benefit from the exercise of stock options, a $9.8 million increase in deferred income taxes, an $8.1 million decrease in deferred revenue and a $2.3 million decrease in accrued distributor terminations.

For the year ended December 31, 2013, cash provided by operating activities was primarily attributable to net income earned of $338.7 million and adjustments for certain non-cash expenses consisting of $28.8 million of stock-based compensation and $22.7 million of depreciation and other amortization. For the year ended December 31, 2013, cash provided by operating activities also increased due to a $34.3 million increase in income taxes payable, a $24.0 million decrease in prepaid income taxes, a $8.9 million increase in accrued promotional allowances, a $3.0 million increase in deferred revenue, a $2.3 million increase in accrued liabilities, a $2.0 million increase in accrued compensation and a $1.6 million increase in accrued distributor terminations. For the year ended December 31, 2013, cash provided by operating activities was reduced due to a $43.0 million increase in accounts receivable, a $30.3 million increase in tax benefit from the exercise of stock options, a $21.6 million increase in inventory, a $7.1 million increase in deferred income taxes, a $8.2 million decrease in accounts payable, a $4.5 million increase in prepaid expenses and other current assets, a $7.4 million increase in distributor receivables, and a $3.6 million gain on investments.

Cash flows (used in) provided by investing activities – Net cash used in investing activities was $440.4 million for the year ended December 31, 2014, as compared to net cash used in investing activities of $339.8 million for the year ended December 31, 2013.  For the year ended December 31, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity and available for sale investments, purchases of property and equipment, and additions to intangibles. For the year ended December 31, 2013, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment (including the Company’s new corporate offices), and additions to intangibles. For the year ended December 31, 2014, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments, sales of trading investments and proceeds from the sale of property and equipment. For the year ended December 31, 2013, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments and proceeds from the sale of property and equipment.

For both the years ended December 31, 2014 and 2013, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements.  We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, including leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by (used in) financing activities – Net cash provided by financing activities was $19.3 million for the year ended December 31, 2014, as compared to net cash used in financing activities of $17.9 million for the year ended December 31, 2013. For the year ended December 31, 2014, cash provided by financing activities was primarily attributable to $17.2 million received from the issuance of common stock in connection with the exercise of certain stock options and an $11.9 million tax benefit from the exercise of stock options. For the year ended December 31, 2014, cash used in financing activities was primarily attributable to $8.2 million of re-purchases of common stock. For the year ended December 31, 2013, cash provided by financing activities was primarily attributable to a $30.3 million tax benefit from the exercise of stock options and $21.3 million received from the issuance of common stock in connection with the exercise of certain stock options. For the year ended December 31, 2013, cash used in financing activities was primarily attributable to $67.6 million of re-purchases of common stock.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment, leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring uses of cash.

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2014, we had $370.3 million in cash and cash equivalents and $824.1 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), certificates of deposit, commercial paper, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $370.3 million of cash and cash equivalents held at December 31, 2014, $117.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2014. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $120.0 million through December 31, 2015.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2014:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$77,981	$46,290	$28,898	$2,793	$-
Capital Leases	467	467	-	-	-
Operating Leases	12,973	5,310	5,507	990	1,166
Purchase Commitments²	31,253	31,253	-	-	-
	$122,674	$83,320	$34,405	$3,783	$1,166

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of recognized tax benefits have been recorded as liabilities as of December 31, 2014. It is expected that any change in the amount of unrecognized tax benefit within the next 12 months will not be significant. We have also recorded a liability for potential penalties and interest of $0.4 million as of December 31, 2014.

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived identifiable intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. No impairment indicators were identified as of December 31, 2014 or 2013. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent our exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Muscle Monster®, Unleash the Beast®, Punch Monster®, Juice Monster™, Peace Tea®, Hansen’s®, Blue Sky®, and the Junior Juice® trademarks, all used in connection with the manufacture, sale and distribution of supplements and beverages. We also own in our own right a number of other trademarks in the United States, as well as in a number of countries around the world. During 2002, we adopted ASC 350. Under the provisions of ASC 350, we discontinued amortization on indefinite-lived trademarks while continuing to amortize remaining definite-lived trademarks over one to 25 years.

In accordance with ASC 350, we evaluate our trademarks annually for impairment or earlier if there is an indication of impairment. If there is an indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. The fair value is calculated using the income approach.  However, preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Based on management’s impairment analysis performed for the year ended December 31, 2014, the estimated fair values of trademarks exceeded the carrying values.

In estimating future revenues, we use internal budgets. Internal budgets are developed based on recent revenue data and future marketing plans for existing product lines and planned timing of future introductions of new products and their impact on our future cash flows.

Revenue Recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, ownership of and title to our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods. Net sales are determined after deducting promotional and other allowances in accordance with ASC 605-50. The Company’s promotional and other allowances are calculated based on various programs with its distributors and retail customers, and accruals are established during the year for anticipated liabilities.  These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowances have historically been insignificant and are recognized in earnings in the period such differences are determined. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating our prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, which is generally 20 years.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•                  Our ability to consummate the TCCC Transaction or recognize any benefits from the TCCC Transaction;

•                  Following the TCCC Transaction, the effect of extensive commercial arrangements between NewCo and TCCC on NewCo’s future performance;

•                  Following the TCCC Transaction, the effect of TCCC becoming a significant shareholder of NewCo and the potential divergence of TCCC’s interests from those of other NewCo stockholders;

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

•                  Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our other products, including, following the TCCC Transaction, the energy drinks we will acquire from TCCC;

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

•                  Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which the Company is a member, and/or any international beverage association and the impact on the Company of such guidelines;

•                  Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;

•                  The effect of unfavorable or adverse public relations and/or press and/or articles, comments and/or media attention;

•                  Changes in the cost, quality and availability of containers, packaging materials, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;

•                  Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials and/or ingredients and/or commodities and/or other cost inputs affecting our business;

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

•                  Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;

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

ITEM 7A.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of juice concentrates, increases in the price of aluminum for cans, resin for PET plastic bottles, as well as cane sugar and other sweeteners, glucose, sucrose, milk, cream and protein, all of which are used in some or many of our products), fluctuations in energy and fuel prices, and limited availability of certain raw materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices.

Our gross sales to customers outside of the United States were approximately 23% of consolidated gross sales for both the years ended December 31, 2014 and 2013. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2014, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2014 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other (expense) income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2014 to be significant.

As of December 31, 2014, we had $370.3 million in cash and cash equivalents and $824.1 million in short-term and long-term investments including U.S. treasuries, certificates of deposit and municipal securities which may have an auction reset feature. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. At the current time, we are not increasing our investments in auction rate securities.

ITEM 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page and Index to Exhibits hereto at pages 69 through 114.

ITEM 9.                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and (2) accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 2, 2015

ITEM 9B.                              OTHER INFORMATION

None.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 (the “2015 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2015 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.                                EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 2, 2015
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 2, 2015
Rodney C. Sacks

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)	March 2, 2015
Hilton H. Schlosberg

/s/ NORMAN C. EPSTEIN	Director	March 2, 2015
Norman C. Epstein

/s/ BENJAMIN M. POLK	Director	March 2, 2015
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 2, 2015
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 2, 2015
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 2, 2015
Mark S. Vidergauz

/s/ MARK J. HALL	Director	March 2, 2015
Mark J. Hall

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as indicated by footnote.

2.1

Transaction Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation, New Laser Merger Corp, The Coca-Cola Company and European Refreshments (incorporated by reference from exhibit 2.1 to our Form 8-K dated August 18, 2014).

2.2

Asset Transfer Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation and The Coca-Cola Company Refreshments (incorporated by reference from exhibit 2.2 to our Form 8-K dated August 18, 2014).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated February 29, 2012).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K dated August 2, 2013).
10.1+

Form of Amendment to Stock Option Agreement (relating to the amendment of certain stock option agreements between Hansen Natural Corporation and its executive officers and directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 8, 2007).

10.2	Form of Indemnification Agreement (to be provided by Hansen Natural Corporation to its directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 14, 2005).
10.3+	Stock Option Agreement between Hansen Natural Corporation and Harold Taber (made as of November 11, 2005) (incorporated by reference to Exhibit 10.42 to our Form 10-K dated March 15, 2006).
10.4+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of November 11, 2005) (incorporated by reference to Exhibit 10.46 to our Form 10-K dated March 15, 2006).
10.5+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of November 11, 2005) (incorporated by reference to Exhibit 10.47 to our Form 10-K dated March 15, 2006).
10.6

Single Tenant Industrial Lease, made and entered into as of October 13, 2006 by and between Watson Land Company, a California Corporation, and Hansen Beverage Company, a Delaware Corporation (incorporated by reference to exhibit 10 to our Form 10-K dated June 6, 2007).

10.7+	Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).
10.8	Business Loan Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2007).
10.9

Monster Energy Distribution Coordination Agreement, dated October 3, 2008, between Hansen Beverage Company and The Coca Cola Company (incorporated by reference to exhibit 10.1 to our Form 10-Q dated November 10, 2008).

10.10

Monster Energy International Distribution Coordination Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.2 to our Form 10-Q dated November 10, 2008).

10.11

Monster Energy Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Enterprises, Inc. (incorporated by reference to exhibit 10.3 to our Form 10-Q dated November 10, 2008).

10.12

Monster Energy Canadian Distribution Agreement, dated October 3, 2008, between Hansen Beverage Company and Coca-Cola Bottling Company. (incorporated by reference to exhibit 10.4 to our Form 10-Q dated November 10, 2008).

10.13

Monster Energy International Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.5 to our Form 10-Q dated November 10, 2008).

10.14

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
10.16A+

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
10.18A+

Amendment to Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of August 2, 2008) (incorporated by reference to exhibit 10.45A to our Form 10-K dated March 1, 2010).

10.19+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 2, 2008) (incorporated by reference to exhibit 10.47 to our Form 10-K dated March 1, 2010).
10.20+	2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit A to our Proxy Statement dated April 24, 2009).
10.21+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 1, 2009) (incorporated by reference to exhibit 10.49 to our Form 10-K dated March 1, 2010).
10.22+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of December 1, 2009) (incorporated by reference to exhibit 10.51 to our Form 10-K dated March 1, 2010).
10.23+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of December 1, 2009) (incorporated by reference to exhibit 10.52 to our Form 10-K dated March 1, 2010).
10.24+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2009) (incorporated by reference to exhibit 10.53 to our Form 10-K dated March 1, 2010).
10.25+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of December 1, 2009) (incorporated by reference to exhibit 10.55 to our Form 10-K dated March 1, 2010).
10.26+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of December 1, 2010) (incorporated by reference to exhibit 10.53 to our Form 10-K dated March 1, 2011).
10.27+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2010) (incorporated by reference to exhibit 10.54 to our Form 10-K dated March 1, 2011).
10.28+

Form of Restricted Stock Unit Agreement pursuant to the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to exhibit 10.55 to our Form 10-K dated March 1, 2011).

10.29+	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.1 to our Form 10-Q dated August 9, 2011).

10.30+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.31+	Agreement between the Company and Mark Hall, dated October 28, 2013 (incorporated by reference to exhibit 10.52 to our Form 10-K dated March 3, 2014).
10.32+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.33+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

*          Filed herewith.

+          Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monster Beverage Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 2, 2015

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013 (In Thousands, Except Par Value)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$370,323	$211,349
Short-term investments	781,134	402,247
Accounts receivable, net	280,203	291,638
Distributor receivables	552	4,542
Inventories	174,573	221,449
Prepaid expenses and other current assets	19,673	21,376
Intangibles held-for-sale	18,079	-
Prepaid income taxes	8,617	9,518
Deferred income taxes	40,275	20,924
Total current assets	1,693,429	1,183,043

INVESTMENTS	42,940	9,792
PROPERTY AND EQUIPMENT, net	90,156	88,143
DEFERRED INCOME TAXES	54,106	63,611
INTANGIBLES, net	50,748	65,774
OTHER ASSETS	7,496	10,146
Total Assets	$1,938,875	$1,420,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$127,641	$119,376
Accrued liabilities	40,271	59,113
Accrued promotional allowances	114,047	99,470
Deferred revenue	49,926	13,832
Accrued compensation	17,983	14,864
Income taxes payable	5,848	9,359
Total current liabilities	355,716	316,014

DEFERRED REVENUE	68,009	112,216

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 207,004 shares issued and 167,722 outstanding as of December 31, 2014; 206,014 shares issued and 166,822 outstanding as of December 31, 2013	1,035	1,030
Additional paid-in capital	426,145	368,069
Retained earnings	2,330,510	1,847,325
Accumulated other comprehensive loss	(11,453)	(1,233)
Common stock in treasury, at cost; 39,282 shares and 39,192 shares as of December 31, 2014 and 2013, respectively	(1,231,087)	(1,222,912)
Total stockholders’ equity	1,515,150	992,279
Total Liabilities and Stockholders’ Equity	$1,938,875	$1,420,509

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In Thousands, Except Per Share Amounts)

	2014	2013	2012

NET SALES	$2,464,867	$2,246,428	$2,060,702

COST OF SALES	1,125,057	1,073,497	995,046

GROSS PROFIT	1,339,810	1,172,931	1,065,656

OPERATING EXPENSES	592,305	600,015	515,033

OPERATING INCOME	747,505	572,916	550,623

OTHER (EXPENSE) INCOME:
Interest and other (expense) income, net	(1,676)	(11,737)	(2,256)
(Loss) gain on investments and put option, net (Note 2)	(41)	2,715	787
Total other (expense) income	(1,717)	(9,022)	(1,469)

INCOME BEFORE PROVISION FOR INCOME TAXES	745,788	563,894	549,154

PROVISION FOR INCOME TAXES	262,603	225,233	209,134

NET INCOME	$483,185	$338,661	$340,020

NET INCOME PER COMMON SHARE:
Basic	$2.89	$2.03	$1.96
Diluted	$2.77	$1.95	$1.86

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	167,257	166,679	173,712
Diluted	174,285	173,387	183,083

 See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (In Thousands)

	2014	2013	2012
Net income, as reported	$483,185	$338,661	$340,020
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(10,220)	(1,782)	2,096
Available-for-sale investments:
Change in net unrealized gains	-	-	1,525
Reclassification adjustment for net gains included in net income	-	(1,525)	-
Net change in available-for-sale investments	-	(1,525)	1,525
Other comprehensive (loss) income	(10,220)	(3,307)	3,621
Comprehensive income	$472,965	$335,354	$343,641

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (In Thousands)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 1, 2012	198,729	$994	$229,301	$1,168,644	$(1,547)	(24,452)	$(418,234)	$979,158

Stock-based compensation	-	-	28,007	-	-	-	-	28,007

Exercise of stock options	5,030	25	10,989	-	-	-	-	11,014

Excess tax benefits from share based payment arrangements	-	-	19,656	-	-	-	-	19,656

Repurchase of common stock	-	-	-	-	-	(13,531)	(737,079)	(737,079)

Foreign currency translation	-	-	-	-	2,096	-	-	2,096

Change in unrealized gain on available-for-sale securities, net of tax	-	-	-	-	1,525	-	-	1,525

Net income	-	-	-	340,020	-	-	-	340,020

Balance, December 31, 2012	203,759	1,019	287,953	1,508,664	2,074	(37,983)	(1,155,313)	644,397

Stock-based compensation	-	-	28,528	-	-	-	-	28,528

Exercise of stock options	2,255	11	21,240	-	-	-	-	21,251

Excess tax benefits from share based payment arrangements	-	-	30,348	-	-	-	-	30,348

Repurchase of common stock	-	-	-	-	-	(1,209)	(67,599)	(67,599)

Foreign currency translation	-	-	-	-	(1,782)	-	-	(1,782)

Reclassification adjustments for net gains included in net income	-	-	-	-	(1,525)	-	-	(1,525)

Net income	-	-	-	338,661	-	-	-	338,661

Balance, December 31, 2013	206,014	1,030	368,069	1,847,325	(1,233)	(39,192)	(1,222,912)	992,279

Stock-based compensation	-	-	28,989	-	-	-	-	28,989

Exercise of stock options	990	5	17,163	-	-	-	-	17,168

Excess tax benefits from share based payment arrangements	-	-	11,924	-	-	-	-	11,924

Repurchase of common stock	-	-	-	-	-	(90)	(8,175)	(8,175)

Foreign currency translation	-	-	-	-	(10,220)	-	-	(10,220)

Net income	-	-	-	483,185	-	-	-	483,185

Balance, December 31, 2014	207,004	$1,035	$426,145	$2,330,510	$(11,453)	(39,282)	$(1,231,087)	$1,515,150

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (In Thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$483,185	$338,661	$340,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,651	22,762	20,562
Loss (gain) on disposal of property and equipment	(408)	506	25
Stock-based compensation	28,552	28,764	28,413
Loss on put option	842	838	1,111
Gain on investments, net	(801)	(3,553)	(1,897)
Deferred income taxes	(9,846)	(7,074)	(2,460)
Tax benefit from exercise of stock options	(11,924)	(30,348)	(19,656)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(14,290)	(42,901)	(17,782)
Distributor receivables	4,580	(7,382)	3
Inventories	42,763	(21,552)	(47,568)
Prepaid expenses and other current assets	888	(4,501)	(4,523)
Prepaid income taxes	157	24,008	(33,210)
Accounts payable	11,282	(8,204)	3,659
Accrued liabilities	3,019	2,265	6,458
Accrued promotional allowances	20,530	8,932	2,723
Accrued distributor terminations	(2,338)	1,552	794
Accrued compensation	3,394	1,970	2,498
Income taxes payable	8,438	34,308	14,165
Deferred revenue	(8,107)	2,982	(5,659)
Net cash provided by operating activities	585,567	342,033	287,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	710,294	256,843	841,576
Sales of available-for-sale investments	-	5,793	68,451
Sales of trading investments	13,075	2,250	17,050
Purchases of held-to-maturity investments	(1,130,601)	(557,419)	(597,155)
Purchases of available-for-sale investments	(4,001)	-	(9,502)
Purchases of property and equipment	(27,952)	(40,762)	(42,935)
Proceeds from sale of property and equipment	963	9,022	288
Additions to intangibles	(3,411)	(11,175)	(6,301)
(Increase) decrease in other assets	1,230	(4,360)	377
Net cash (used in) provided by investing activities	(440,403)	(339,808)	271,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,619)	(1,887)	(2,076)
Tax benefit from exercise of stock options	11,924	30,348	19,656
Issuance of common stock	17,168	21,252	11,015
Purchases of common stock held in treasury	(8,175)	(67,599)	(727,670)
Net cash provided by (used in) financing activities	19,298	(17,886)	(699,075)

Effect of exchange rate changes on cash and cash equivalents	(5,488)	4,496	2,733

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	158,974	(11,165)	(136,817)
CASH AND CASH EQUIVALENTS, beginning of year	211,349	222,514	359,331
CASH AND CASH EQUIVALENTS, end of year	$370,323	$211,349	$222,514

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$34	$49	$48
Income taxes	$267,251	$174,278	$230,221

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2014, 2013 and 2012, the Company entered into capital leases of $0.8 million, $2.6 million and $1.5 million, respectively, for the acquisition of promotional vehicles.

Included in accounts payable as of December 31, 2012 are treasury stock purchases of $9.4 million.

Included in accounts payable was equipment purchased of $0.7 million, $0.1 million and $0.4 million as of December 31, 2014, 2013 and 2012, respectively.

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

Nature of Operations – The Company develops, markets, sells and distributes “alternative” beverage category beverages primarily under the following brand names: Monster Energy®, Monster Rehab®, Monster Energy Extra Strength Nitrous Technology®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster™, Peace Tea®, Hansen’s®, Hansen’s Natural Cane Soda®, Junior Juice®, Blue Sky® and Hubert’s®. The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages.

Acquisitions and Divestitures – On August 14, 2014, the Company and The Coca-Cola Company (“TCCC”) entered into definitive agreements for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”). In the TCCC Transaction, the Company, New Laser Corporation, a wholly owned subsidiary of the Company (“NewCo”), New Laser Merger Corp., a wholly owned subsidiary of NewCo (“Merger Sub”), TCCC and European Refreshments, an indirect wholly owned subsidiary of TCCC, entered into a transaction agreement, and the Company, TCCC and NewCo entered into an asset transfer agreement (together, the “TCCC Transaction Agreements”). Pursuant to the TCCC Transaction Agreements, the Company will reorganize into a new holding company by merging Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of NewCo.  In the merger, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.

Subject to the terms and conditions of the TCCC Transaction Agreements, upon the closing of the TCCC Transaction, (1) NewCo will issue to TCCC newly issued shares of common stock representing approximately 16.7% of the total number of shares of issued and outstanding NewCo common stock (after giving effect to the new issuance) and TCCC will have the right to nominate two (reduced to one upon the earlier of (i) 36 months after the closing of the TCCC Transaction and (ii) TCCC’s equity interest in NewCo exceeding 20% of the outstanding shares of NewCo common stock) individuals to NewCo’s Board of Directors, (2) TCCC will transfer its global energy drink business (including the NOS®, Full Throttle®, Burn®, Mother®, Play® and Power Play®, and Relentless® brands) to NewCo, and the Company will transfer its non-energy drink business (including the Hansen’s® Natural Sodas, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Products) to TCCC, (3) the Company and TCCC will amend their current distribution coordination agreements, which will contemplate expanding distribution of the Company’s products into additional territories pursuant to long-term distribution agreements with TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners, and (4) TCCC will make a net cash payment of $2.15 billion to the Company (up to $625.0 million of which will be held in escrow, subject to release upon achievement of milestones relating to the transfer of distribution rights).

The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the TCCC Transaction expired on October 15, 2014, and all necessary approvals or consents from foreign antitrust authorities have been obtained. The closing of the transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015.

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

Intangibles – Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Unleash the Beast®, Punch Monster®, Juice Monster™, Peace Tea®, Hansen’s®, Blue Sky® and the Junior Juice® trademarks, all used in connection with the manufacture, sale and distribution of supplements and beverages. The Company also owns in its own right a number of other trademarks in the United States, as well as in a number of countries around the world. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives, which range from 1 to 25 years. For the fiscal years ended December 31, 2014, 2013 and 2012, there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2014, 2013 and 2012, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with ASC 830. Foreign currency transaction gains and losses are recognized in interest and other income, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive (loss) income

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive (loss) income in stockholders’ equity. During the year ended December 31, 2014, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2014 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other (expense) income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2014, 2013 and 2012, aggregate foreign currency transaction losses, including the gains or losses on forward currency exchange contracts, amounted to $3.4 million, $12.9 million and $3.7 million, respectively, and have been recorded in other (expense) income in the accompanying consolidated statements of income.

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

Freight-Out Costs – For the years ended December 31, 2014, 2013 and 2012, freight-out costs amounted to $92.7 million, $84.0 million and $76.1 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including but not limited to production costs, amounted to $171.5 million, $181.8 million and $165.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. (See Note 13).

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

Coca-Cola Refreshments USA, Inc. (“CCR”), a customer of the Direct Store Delivery segment (“DSD”) with sales within specific markets in the United States and Canada, accounted for approximately 29%, 29% and 28% of the Company’s net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements – In September 2014, the Company elected to early adopt FASB ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial position, results of operations or liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”.  ASU 2014-12 clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$19,482	$(2)	$-	$19,480	$-	$-
Municipal securities	744,542	105	-	744,647	-	-
U.S. Government Agencies	9,199	(1)	-	9,198	-	-
Lont-term:
Municipal securities	42,940	10	-	42,950	-	-
Available-for-sale
Short-term:
Variable rate demand notes	4,001	-	-	4,001	-	-
Total	$820,164	$112	$-	820,276	$-	$-
Trading
Short-term:
Auction rate securities				3,910
Long-term:
Auction rate securities				-
Total				$824,186

December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Certificates of deposit	$22,045	$-	$-	$22,045	$-	$-
Commercial paper	5,991	-	-	5,991	-	-
Municipal securities	367,819	48	-	367,867	-	-
Total	$395,855	$48	$-	395,903	$-	$-
Trading
Short-term:
Auction rate securities				6,392
Long-term:
Auction rate securities				9,792
Total				$412,087

During the year ended December 31, 2014, realized gains or losses recognized on the sale of investments were not significant. During the year ended December 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. Realized gains or losses on the sale of all other investments during the year ended December 31, 2013 were not significant. During the year ended December 31, 2012, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company recognized a net gain through earnings on its trading securities as follows for the years ended:

	2014	2013	2012
Gain (loss) on transfer from available-for-sale to trading	$-	$-	$-
Gain on trading securities sold	978	255	1,130
(Loss) gain on trading securities held	(177)	816	753
Gain on trading securites	$801	$1,071	$1,883

The Company’s investments at December 31, 2014 and 2013 in certificates of deposit, commercial paper, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRSNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven day, settlement basis. All of the Company’s investments at December 31, 2014 and 2013 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2014		December 31, 2013

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
U.S. Treasuries	$-	$-	$-	$-
Certificates of deposit	-	-	22,045	22,045
Commercial paper	19,482	19,480	5,991	5,991
Municipal securities	744,542	744,647	367,819	367,867
U.S. government agency securities	9,199	9,198	-	-
Due 1 -10 years:
Municipal securities	42,940	42,950	-	-
Due 11 - 20 years:
Auction rate securities	3,910	3,910	11,102	11,102
Due 21 - 30 years:
Variable rate demand notes	4,001	4,001	-	-
Auction rate securities	-	-	5,082	5,082
Total	$824,074	$824,186	$412,039	$412,087

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash	$196,090	$-	$-	$196,090
Money market funds	106,928	-	-	106,928
Certificates of deposit	-	-	-	-
Commercial paper	-	19,482	-	19,482
Municipal securities	-	854,787	-	854,787
U.S. government agency securities	-	9,199	-	9,199
Variable rate demand notes	-	4,001	-	4,001
Auction rate securities	-	-	3,910	3,910
Put option related to auction rate securities	-	-	250	250
Foreign currency derivatives	-	(252)	-	(252)
Total	$303,018	$887,217	$4,160	$1,194,395

Amounts included in:
Cash and cash equivalents	$303,018	$67,305	$-	$370,323
Short-term investments	-	777,224	3,910	781,134
Accounts receivable, net	-	83	-	83
Investments	-	42,940	-	42,940
Prepaid expenses and other current assets	-	-	250	250
Other assets	-	-	-	-
Accrued liabilities	-	(335)	-	(335)
Total	$303,018	$887,217	$4,160	$1,194,395

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash	$139,300	$-	$-	$139,300
Money market funds	60,102	-	-	60,102
Certificates of deposit	-	22,045	-	22,045
Commercial paper	-	5,991	-	5,991
Municipal securities	-	379,766	-	379,766
Auction rate securities	-	-	16,184	16,184
Put option related to auction rate securities	-	-	1,092	1,092
Total	$199,402	$407,802	$17,276	$624,480

Amounts included in:
Cash and cash equivalents	$199,402	$11,947	$-	$211,349
Short-term investments	-	395,855	6,392	402,247
Investments	-	-	9,792	9,792
Prepaid expenses and other current assets	-	-	486	486
Other assets	-	-	606	606
Total	$199,402	$407,802	$17,276	$624,480

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include certificates of deposit, commercial paper, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2014 or the year ended December 31, 2013, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the year ended December 31, 2014.

The following table presents quantitative information related to the significant unobservable inputs utilized in the Company’s Level 3 recurring fair value measurements as of December 31, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Auction Rate Securities	Discounted cash flow	Maximum rate probability	1.37%-3.02% (2.58%)
		Principal returned probability	84.78%-94.07% (87.05%)
		Default probability	4.56%-12.21% (10.37%)
		Liquidity risk	2.50%-2.50% (2.50%)
		Recovery rate	60-60 (60)

Put Options	Discounted cash flow	Counterparty risk	0.73%-0.79% (0.74%)

At December 31, 2014, the Company held auction rate securities with a face value of $4.2 million (amortized cost basis of $3.9 million). A Level 3 valuation was performed on the Company’s auction rate securities as of December 31, 2014 resulting in a fair value of $3.9 million for the Company’s trading auction rate securities (after a $0.3 million impairment), which are included in short-term and long-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the year ended December 31, 2014, $6.2 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option and $6.9 million of 2011 ARS Securities were redeemed at par through normal market channels ($2.3 million, $1.3 million and $3.7 million of 2011 ARS Securities were redeemed at par through normal market channels during the years ended December 31, 2013, 2012 and 2011, respectively). The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of December 31, 2014, the Company recorded $0.3 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets, as well as in other assets, in the consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The net effect of (i) the revaluation of the 2011 Put Option as of December 31, 2014; (ii) the redemption at par of certain 2011 ARS Securities; and (iii) the revaluation of the Company’s trading auction rate securities as of December 31, 2014 resulted in a loss of ($0.04) million, which is included in other (expense) income for the year ended December 31, 2014. The net effect of (i) the revaluation of the 2011 Put Option as of December 31, 2013; (ii) the redemption at par of certain 2011 ARS Securities; (iii) the revaluation of the Company’s trading auction rate securities as of December 31, 2013; and (iv) a recognized gain resulting from the redemption of previously other-than-temporary impaired securities; resulted in a gain of $2.7 million, which is included in other (expense) income for the year ended December 31, 2013.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2014		December 31, 2013
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$16,184	$1,092	$23,156	$1,929
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	801	(842)	3,553	(837)
Included in other comprehensive income	-	-	(2,482)	-
Settlements	(13,075)	-	(8,043)	-
Closing Balance	$3,910	$250	$16,184	$1,092

4.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the year ended December 31, 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company as of December 31, 2014 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other (expense) income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

	December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$19,940	$83	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$13,265	$(75)	Accrued liabilities
Receive USD/pay AUD	8,343	(48)	Accrued liabilities
Receive USD/pay JPY	10,620	(84)	Accrued liabilities
Receive USD/pay ZAR	14,760	(105)	Accrued liabilities
Receive USD/pay MXN	4,961	(11)	Accrued liabilities
Receive USD/pay CLP	2,685	(10)	Accrued liabilities
Receive USD/pay COP	2,845	(2)	Accrued liabilities

The Company had no foreign currency exchange contracts outstanding at December 31, 2013.

The net gain on derivative instruments in the consolidated statements of income were as follows:

		Amount of gain recognized in income on derivatives
		Year ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain recognized in income on derivatives	December 31, 2014	December 31, 2013

Foreign currency exchange contracts	Interest and other income (expense), net	$1,424	$-

5.                                    INVENTORIES

Inventories consist of the following at December 31:

	2014	2013
Raw materials	$59,938	$68,088
Finished goods	114,635	153,361
	$174,573	$221,449

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

6.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2014	2013
Land	$6,792	$5,382
Leasehold improvements	2,796	2,222
Furniture and fixtures	3,371	3,474
Office and computer equipment	10,072	14,135
Computer software	1,317	791
Equipment	84,263	62,552
Building	37,311	33,468
Vehicles	27,813	30,442
	173,735	152,466
Less: accumulated depreciation and amortization	(83,579)	(64,323)
	$90,156	$88,143

7.                                    INTANGIBLES, Net

The following provides additional information concerning the Company’s intangibles as of December 31:

	2014	2013
Amortizing intangibles	$233	$1,076
Accumulated amortization	(50)	(590)
	183	486
Non-amortizing intangibles	50,565	65,288
	$50,748	$65,774

All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 17 years). Total amortization expense recorded was $0.4 million, $0.05 million and $0.05 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, future estimated amortization expense related to amortizing intangibles through the year ending December 31, 2019 is approximately $0.01 million per year. At December 31, 2014, $18.0 million of non-amortizing intangibles and $0.1 million of amortizing intangibles (net of accumulated amortization) are subject to divestiture under the TCCC Transaction and are included in intangibles held-for-sale in the accompanying consolidated balance sheet at December 31, 2014.

8.                                    DISTRIBUTION AGREEMENTS

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, have been accounted for as deferred revenue in the accompanying consolidated balance sheets and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $7.8 million, $8.4 million and $8.2 million for years ended December 31, 2014, 2013 and 2012, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company incurred termination amounts (net of adjustments to estimated amounts previously accrued) to certain of its prior distributors amounting to a credit of ($0.2) million and an expense of $10.8 million and $1.5 million in aggregate for the years ended December 31, 2014, 2013 and 2012, respectively. Such termination amounts have been expensed in full and are included in operating expenses for the years ended December 31, 2014, 2013 and 2012.

As part of the TCCC Transaction, the amended distribution coordination agreements to be entered into with TCCC will provide for the transition of third parties’ rights to distribute the Company’s products in most territories in the U.S. and Canada to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners. On February 9, 2015 in accordance with its existing agreements with the applicable third-party distributors, the Company sent notices of termination to certain affected third-party distributors, including the majority of the Company’s Anheuser-Busch distributors (the “AB Distributors”) in the U.S., providing for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  The associated distribution rights will be transitioned to TCCC’s distribution network in each applicable territory as of the effective date of the termination of the applicable third party’s rights in such territory. The Company estimates the termination costs associated with the transition of its distribution arrangements to be approximately $280.0 million, the majority of which will be recognized in the first quarter of 2015 in accordance with ASC No. 420 “Exit or Disposal Cost Obligations.” Actual termination amounts may differ materially from those estimated, which could have a material impact on the Company’s financial position, results of operations or liquidity. The Company anticipates that approximately $38.2 million of deferred revenue will be recognized into income in the first quarter of 2015 associated with the terminated AB Distributors. As a result, this amount has been classified as a current liability in the accompanying consolidated balance sheet at December 31, 2014.

9.                                    DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in June 2013, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2015. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1% to 1.5%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2014. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2014.

The Company’s debt of $0.4 million and $1.3 million at December 31, 2014 and 2013, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2015.

At December 31, 2014 and 2013, the assets acquired under capital leases had a net book value of $3.7 million and $4.2 million, net of accumulated depreciation of $3.5 million and $2.3 million, respectively.

Interest expense for capital lease obligations amounted to $0.03 million, $0.05 and $0.05 for the years ended December 31, 2014, 2013 and 2012, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

10.                            COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, and automobiles that expire at various dates through the year 2023.

Rent expense under operating leases was $6.8 million, $7.4 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rental payments at December 31, 2014 under the operating leases referred to above are as follows:

Year Ending December 31:

2015	$5,310
2016	4,329
2017	1,178
2018	495
2019	495
2020 and thereafter	1,166
$12,973

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2014:

Year Ending December 31:

2015	$46,290
2016	25,296
2017	3,602
2018	2,793
2019	-
2020 and thereafter	-
$77,981

Purchase Commitments – The Company has purchase commitments aggregating approximately $31.3 million at December 31, 2014, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, dietary ingredients, containers, milk, cream and protein, from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2014, 2013 and 2012 was $292.8 million, $282.5 million and $264.2 million, respectively.

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

Following a mediation conducted by an independent mediator, the Company entered into a Stipulation of Settlement on April 16, 2014 to resolve the litigation.  Following a fairness hearing, on January 29, 2015, the District Court granted final approval of the settlement and entered a final judgment dismissing the action with prejudice.

Under the terms of the settlement, certain of the Company’s insurance carriers paid $16.25 million into an escrow account for distribution to a settlement class, certified by the District Court for settlement purposes only and consisting of all persons who purchased or otherwise acquired the Company’s stock during the Class Period (with certain exclusions as specified in the settlement agreement).  Under the settlement, defendants and various of their related persons and entities received a full release of all claims that were or could have been brought in the action as well as all claims that arise out of, are based upon or relate to the allegations, transactions, facts, representations, omissions or other matters involved in the complaints filed in the action or any statement communicated to the public during the Class Period, and the purchase, acquisition or sale of the Company’s stock during the Class Period.

The settlement contained no admission of any liability or wrongdoing on the part of the defendants, each of whom continues to deny all of the allegations against them and believes that the claims were without merit.  Because the full amount of the settlement was paid by the Company’s insurance carriers, the settlement did not have an effect on the Company’s results of operations.

State Attorney General Inquiry – In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand of energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014.

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena. The motion has been fully briefed and argument has been scheduled on the motion for March 17, 2015. It is unknown what, if any, action the state attorney general may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

San Francisco City Attorney Litigation – On October 31, 2012, the Company received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand of energy drinks and specifically concerning the safety of its products for consumption by adolescents. In a letter dated March 29, 2013, the San Francisco City Attorney threatened to bring suit against the Company if it did not agree to take the following five steps immediately: (i) “Reformulate its products to lower the caffeine content to safe levels” - (ii) “Provide adequate warning labels”; (iii) “Cease promoting over-consumption in marketing”; (iv) “Cease use of alcohol and drug references in marketing”; and (v) “Cease targeting minors.”

(i) The Company Action – On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company sought a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion. On October 17, 2013 (after the San Francisco Action, described below, was remanded to San Francisco Superior Court), the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action. The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013. The Company filed its opening brief on November 28, 2014. The City Attorney’s filed an answering brief on February 13, 2015, and the Company’s reply brief is currently due on February 27, 2015.

(ii) The San Francisco Action – On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe (“GRAS”) due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney sought a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties. On June 3, 2013, the Company removed the San Francisco Action to the United States District Court for the Northern District of California (the “Northern District Court”). On July 3, 2013, the City Attorney filed a motion to remand the San Francisco Action back to state court. On September 18, 2013, the Northern District Court granted the City Attorney’s motion to remand the San Francisco Action back to state court.

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

On August 27, 2014, the Court issued an order setting the case for a two-week bench trial beginning on February 8, 2016. On September 5, 2014, the City Attorney filed a second amended complaint, adding Monster Energy Company as a defendant. The Company and Monster Energy Company filed answers to the second amended complaint on October 4, 2014 and November 10, 2014, respectively. A case management conference is scheduled for March 10, 2015. Discovery is ongoing.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2014 and December 31, 2013, the Company’s consolidated balance sheets include accrued loss contingencies of approximately $3.7 million and $17.0 million, respectively, and receivables for insurance reimbursements of approximately $0.0 million and $16.25 million, respectively. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

11.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2014	2013
Foreign currency translation adjustments	$11,453	$1,233

12.                            TREASURY STOCK PURCHASE

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the year ended December 31, 2014, no shares of common stock were purchased under the April 2013 Repurchase Plan. During the year ended December 31, 2013, the Company purchased 0.951 million shares of common stock under the April 2013 Repurchase Plan at an average purchase price of $56.98 per share for a total amount of $54.2 million (excluding broker commissions).

During the year ended December 31, 2014, 0.09 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $8.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

13.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2014: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 14,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2014, 3,620,280 shares of the Company’s common stock have been granted, net of cancellations, and 9,865,555 shares of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, an “SAR”), and other stock-based awards to purchase up to an aggregate of 1,600,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. As of December 31, 2014, options to purchase 81,160 shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 1,518,840 shares of the Company’s common stock remained available for grant.

The Company recorded $28.6 million, $28.8 million and $28.4 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the years ended December 31, 2014, 2013 and 2012, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the years ended December 31, 2014, 2013 and 2012 was $11.9 million, $30.3 million and $19.7 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of December 31, 2014 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2014	2013	2012
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41.4%	47.5%	48.1%
Risk-free interest rate	1.55%	0.98%	0.74%
Expected term	5.8 Years	5.7 Years	5.4 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	12,973	$15.70	3.7	$675,595
Granted 01/01/14 - 03/31/14	689	$70.06
Granted 04/01/14 - 06/30/14	104	$69.15
Granted 07/01/14 - 09/30/14	-	$-
Granted 10/01/14 - 12/31/14	195	$111.30
Exercised	(767)	$22.38
Cancelled or forfeited	(128)	$45.49
Outstanding at December 31, 2014	13,066	$19.73	3.1	$1,158,412
Vested and expected to vest in the future at December 31, 2014	12,670	$18.31	2.9	$1,141,163
Exercisable at December 31, 2014	10,566	$10.24	1.8	$1,036,675

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$3.29	-	$3.29	4,400	0.2	$3.29	4,400	$3.29
$5.72	-	$6.21	13	0.5	$6.18	13	$6.18
$8.44	-	$8.44	2,445	0.9	$8.44	2,445	$8.44
$13.37	-	$15.60	111	3.7	$13.56	111	$13.56
$15.86	-	$15.86	1,700	3.4	$15.86	1,700	$15.86
$15.94	-	$19.20	1,307	4.8	$17.83	1,307	$17.83
$19.23	-	$53.96	1,700	7.1	$41.19	558	$34.33
$55.92	-	$71.05	1,190	8.7	$66.22	33	$63.85
$74.78	-	$74.78	4	7.5	$74.78	-	$0.00
$111.30	-	$111.30	196	9.9	$111.30	-	$0.00
			13,066	3.1	$19.73	10,567	$10.24

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $31.49 per share, $22.57 per share and $25.21 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $47.1 million, $91.6 million and $248.8 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2014, 2013 and 2012 was approximately $17.2 million, $21.3 million and $10.3 million, respectively.

At December 31, 2014, there was $48.5 million of total unrecognized compensation expense related to nonvested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the years ended December 31, 2014 and 2013 were not material.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	391	$49.27
Granted 01/01/14 - 03/31/14	-	-
Granted 04/01/14 - 06/30/14	10	69.00
Granted 07/01/14 - 09/30/14	-	-
Granted 10/01/14 - 12/31/14	6	111.30
Vested	(241)	44.16
Forfeited/cancelled	(17)	51.79
Non-vested at December 31, 2014	149	$61.09

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $84.38, $53.50 and $61.73 per share, respectively. As of December 31, 2014, 0.1 million of restricted stock units and restricted stock awards are expected to vest.

At December 31, 2014, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $6.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2014, 2013 and 2012 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $28.6 million for the year ended December 31, 2014 is comprised of $4.8 million that relates to incentive stock options and $23.8 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $28.8 million for the year ended December 31, 2013 is comprised of $5.2 million that relates to incentive stock options and $23.6 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $28.4 million for the year ended December 31, 2012 is comprised of $5.1 million that relates to incentive stock options and $23.3 million that relates to non-qualified stock options and restricted units and awards. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	2014	2013	2012
Operating expenses	$28,552	$28,764	$28,413
Total employee and non-employee share-based compensation expense included in income, before income tax	28,552	28,764	28,413
Less: Amount of income tax benefit recognized in earnings	(2,932)	(7,730)	(8,933)
Amount charged against net income	$25,620	$21,034	$19,480

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

14.                            INCOME TAXES

The domestic and foreign components of the Company’s income (loss) before provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic*	$711,917	$596,899	$568,225
Foreign*	33,871	(33,005)	(19,071)
Income before provision for income taxes	$745,788	$563,894	$549,154

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $34.9 million, $25.9 million and $22.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$228,348	$191,596	$177,372
State	36,633	36,662	30,268
Foreign	7,467	4,052	3,951
	272,448	232,310	211,591

Deferred:
Federal	(8,473)	(7,441)	(743)
State	(442)	(1,443)	(483)
Foreign	3,476	(9,694)	(7,373)
	(5,439)	(18,578)	(8,599)

Valuation allowance	(4,406)	11,501	6,142
	$262,603	$225,233	$209,134

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. Federal tax expense at statutory rates	$261,025	$197,363	$192,204
State income taxes, net of federal tax benefit	23,859	22,640	20,252
Permanent differences	4,816	936	5,968
Domestic production deduction	(20,607)	(16,039)	(15,469)
Other	(1,267)	266	(388)
Foreign rate differential	(817)	8,566	425
Valuation allowance	(4,406)	11,501	6,142
	$262,603	$225,233	$209,134

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2014	2013
Deferred Tax Assets:
Reserve for sales returns	$289	$583
Reserve for doubtful accounts	36	62
Reserve for inventory obsolescence	3,030	2,060
Reserve for marketing development fund	9,118	9,470
Capitalization of inventory costs	2,527	1,949
State franchise tax	8,160	6,043
Accrued compensation	-	867
Accrued other liabilities	3,503	4,871
Deferred revenue	47,319	50,813
Stock-based compensation	25,268	21,963
Securities impairment	288	273
Foreign net operating loss carryforward	17,256	19,346
Prepaid supplies	4,195	4,639
Gain on intercompany transfer	8,347	-
Total gross deferred tax assets	$129,336	$122,939

Deferred Tax Liabilities:
Amortization of trademarks	$(11,923)	$(10,393)
Unrealized gain on available-for-sale investments	-	-
Other deferred tax liabilities	(327)	(94)
Depreciation	(5,022)	(5,828)
Total gross deferred tax liabilities	(17,272)	(16,315)

Valuation Allowance	(17,683)	(22,089)

Net deferred tax assets	$94,381	$84,535

During the years ended December 31, 2014, 2013 and 2012, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to (decrease) increase the Company’s provision for income taxes by ($4.4) million, $10.8 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Company had net operating loss carryforwards of approximately $78.5 million. Of this amount, $65.0 million may be carried forward indefinitely. The remaining $13.5 million will begin to expire in 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a rollforward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2014, 2013 and 2012:

Gross Unrealized Tax Benefits
Balance at January 1, 2012	$1,910
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	520
Decreases for tax positions related to prior years	(1,504)
Balance at December 31, 2012	$926
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	9
Decreases for tax positions related to prior years	-
Balance at December 31, 2013	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	-
Balance at December 31, 2014	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2014, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

It is expected that the amount of unrecognized tax benefit change within the next 12 months will not be significant.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

15.                            EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2014, 2013 and 2012 is presented below (in thousands):

	2014	2013	2012
Weighted-average shares outstanding:
Basic	167,257	166,679	173,712
Dilutive securities	7,028	6,708	9,371
Diluted	174,285	173,387	183,083

For the years ended December 31, 2014, 2013 and 2012, options and awards outstanding totaling 0.7 million shares, 1.3 million shares and 0.3 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

16.       EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17.                            SEGMENT INFORMATION

The Company has two operating and reportable segments, namely Direct Store Delivery (“DSD”), the principal products of which comprise energy drinks, and Warehouse (“Warehouse”), the principal products of which comprise juice based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments specifically have been allocated to “Corporate & Unallocated.” No asset information has been provided for the Company’s reportable segments as management does not measure or allocate assets on a segment basis. Following the consummation of the TCCC Transaction, the Company anticipates that it will have two operating and reporting segments: Concentrate, the principal products of which will likely include the various energy drink brands transferred to the Company from TCCC, and Finished Products, the principal products of which will likely include the Company’s Monster Energy® drink products that currently make up the majority of the DSD segment.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts)

The net revenues derived from DSD and Warehouse segments and other financial information related thereto for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31, 2014
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$2,369,208	$95,659	$-	$2,464,867
Contribution margin*	908,781	3,003	-	911,784
Corporate & unallocated expenses	-	-	(164,279)	(164,279)
Operating income				747,505
Interest and other income, net	664	(3)	(2,378)	(1,717)
Income before provision for income taxes				745,788
Depreciation & amortization	(19,778)	(293)	(5,540)	(25,611)
Trademark amortization	-	(33)	(8)	(41)

	Year Ended December 31, 2013
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$2,147,355	$99,073	$-	$2,246,428
Contribution margin*	726,826	(1,652)	-	725,174
Corporate & unallocated expenses	-	-	(152,258)	(152,258)
Operating income				572,916
Interest and other income, net	755	(2)	(9,775)	(9,022)
Income before provision for income taxes				563,894
Depreciation & amortization	(19,023)	(244)	(3,446)	(22,713)
Trademark amortization	-	(44)	(5)	(49)

	Year Ended December 31, 2012
	DSD	Warehouse	Corporate and Unallocated	Total
Net sales	$1,966,481	$94,221	$-	$2,060,702
Contribution margin*	660,607	3,496	-	664,103
Corporate & unallocated expenses	-	-	(113,480)	(113,480)
Operating income				550,623
Interest and other income, net	494	(2)	(1,961)	(1,469)
Income before provision for income taxes				549,154
Depreciation & amortization	(15,660)	(139)	(4,714)	(20,513)
Trademark amortization	-	(44)	(5)	(49)

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Corporate and unallocated expenses were $164.3 million for the year ended December 31, 2014 and included $86.2 million of payroll costs, of which $28.6 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $43.8 million of professional service expenses, including accounting and legal costs, $7.4 million of insurance costs and $26.9 million of other operating expenses. Corporate and unallocated expenses were $152.3 million for the year ended December 31, 2013 and included $82.5 million of payroll costs, of which $28.8 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $38.7 million of professional service expenses, including accounting and legal costs, and $31.1 million of other operating expenses. Corporate and unallocated expenses were $113.5 million for the year ended December 31, 2012 and included $73.0 million of payroll costs, of which $28.4 million was attributable to stock-based compensation expense (see Note 13, “Stock-Based Compensation”), $19.7 million of professional service expenses, including accounting and legal costs, $4.4 million of depreciation and $16.4 million of other operating expenses.

CCR, a customer of the DSD segment, accounted for 29%, 29% and 28% of the Company’s net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

Net sales to customers outside the United States amounted to $534.2 million, $467.2 million and $415.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Such sales were approximately 21.7%, 20.8% and 20.2% of net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s net sales by product line for years ended December 31, 2014, 2013 and 2012, respectively, were as follows:

Product Line	2014	2013	2012
Energy drinks	$2,302,225	$2,082,238	$1,906,236

Non-carbonated (primarily juice based beverages)	119,204	120,145	110,217
Carbonated (primarily soda beverages)	28,425	29,245	31,044
Other	15,013	14,800	13,205
	$2,464,867	$2,246,428	$2,060,702

18.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2014, 2013 and 2012 were $0.6 million, $1.0 million and $1.0 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

19.                            QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2014	$536,129	$286,818	$95,250	$0.57	$0.55
June 30, 2014	687,199	379,288	141,003	$0.84	$0.81
September 30, 2014	635,972	341,920	121,600	$0.73	$0.70
December 31, 2014	605,567	331,784	125,332	$0.75	$0.72
	$2,464,867	$1,339,810	$483,185

Quarter ended:
March 31, 2013	$484,223	$252,039	$63,496	$0.38	$0.37
June 30, 2013	630,934	336,262	106,873	$0.64	$0.62
September 30, 2013	590,422	307,470	92,187	$0.55	$0.53
December 31, 2013	540,849	277,160	76,105	$0.46	$0.44
	$2,246,428	$1,172,931	$338,661

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2014	$2,926	$2,652	$(3,874)	$1,704
2013	$1,430	$4,894	$(3,398)	$2,926
2012	$1,893	$9,148	$(9,611)	$1,430

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2014	$24,130	$(4,344)	$-	$19,786
2013	$12,579	$11,551	$-	$24,130
2012	$7,592	$6,142	$(1,155)	$12,579