Form 10-K/A
period 2014-12-31
Monster Beverage Corp
filed 2015-04-06
CIK 865752

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

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on March 20, 2015 was 170,155,345 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

On March 2, 2015, Monster Beverage Corporation (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”). This Amendment No. 1 (this “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company no longer anticipates that its definitive proxy statement involving the election of directors will be filed within 120 days after the end of the Company’s fiscal year. Accordingly, all references to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K are deleted by this Amendment. Part III of the Original Form 10-K is hereby amended and restated as set forth below. In addition, the Index to Exhibits that is incorporated by reference into Part IV, Item 15 of the Original Form 10-K is being amended and restated in its entirety by the Amendment.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 2, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.                        Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The charts below list our directors and our named executive officers, whom we refer to as our NEOs, and are followed by biographical information about them, including other public company board memberships. Age and other information provided in each director’s biography are as of March 20, 2015.

Directors

Name	Age	Position

Rodney C. Sacks[1]	65	Chairman of the Board of Directors
Hilton H. Schlosberg[1]	62	Vice Chairman of the Board of Directors
Mark J. Hall	59	Director
Benjamin M. Polk	64	Director
Norman C. Epstein[2,3,4]	74	Director
Sydney Selati[2,3,4]	76	Director
Harold C. Taber, Jr. [2,3,4]	75	Director
Mark S. Vidergauz [3,5]	61	Director

1 Member of the Executive Committee of the Board of Directors.

2 Member of the Audit Committee of the Board of Directors.

3 Member of the Compensation Committee of the Board of Directors.

4 Member of the Nominating Committee of the Board of Directors.

5 Lead Independent Director.

Named Executive Officers

Name	Age	Position

Rodney C. Sacks[1]	65	Chief Executive Officer
Hilton H. Schlosberg[1]	62	President, Chief Financial Officer, Chief Operating Officer and Secretary
Mark J. Hall	59	Chief Marketing Officer
Thomas J. Kelly	60	Senior Vice President Finance

Directors

Rodney C. Sacks—Chairman of the Board of Directors of the Company, Chief Executive Officer and a director of the Company from November 1990 to the present. Member of the Executive Committee of the Board of Directors (the “Executive Committee”) since October 1992. Chairman of the Board of Directors and a Director of Monster Energy Company (“MEC”) from June 1992 to the present. Mr. Sacks has led the Company for over 25 years and has extensive experience in the food and beverage industry. Mr. Sacks has detailed knowledge and valuable perspective and insights regarding our business and has responsibility for development and implementation of our business strategy.

Hilton H. Schlosberg—Vice Chairman of the Board of Directors of the Company, President, Chief Operating Officer, Secretary, and a Director of the Company from November 1990 to the present. Chief Financial Officer of the Company since July 1996. Member of the Executive Committee since October 1992. Vice Chairman, Secretary and a Director of MEC from July 1992 to the present. Mr. Schlosberg has held senior leadership positions with the Company for over 25 years, has been the Company’s CFO for 19 years and has extensive experience in the food and beverage industry. Mr. Schlosberg has detailed knowledge and valuable perspective and insights regarding our business and has responsibility for development and implementation of our business strategy. Mr. Schlosberg has a high level of financial literacy and his day-to-day supervision of business operations brings valuable insight to the board.

Mark J. Hall—Director of the Company and Chief Marketing Officer of MEC since January 2015. Chief Brand Officer of MEC from January 2014 to December 2014, and President of the Monster Beverage Division from January 2007 to December 2013. Mr. Hall joined MEC in 1997 as a Senior Vice President. Prior to joining MEC, Mr. Hall was employed by the Arizona Beverage Co. as Vice President of Sales, where he was responsible for sales and distribution of products through a national network of beer distributors and soft drink bottlers in the United States. Mr. Hall has detailed knowledge and valuable perspective and insights regarding both our business and the beverage business in general.

Benjamin M. Polk—Director of the Company since November 1990. Assistant Secretary of MEC since October 1992 and a Director of MEC since July 1992. Partner with Veritas Capital, a private equity firm, since July 2011. Director of Aeroflex Holding Corp. from November 2012 to September 2014. Director of CPI International, Inc. from October 2012 to the present. Director of Truven Health Analytics, Inc. from October 2012 to the present. Mr. Polk was a partner with the law firm of Schulte Roth & Zabel LLP from May 2004 to July 2011 and prior to that, a partner with the law firm of Winston & Strawn LLP, where Mr. Polk practiced law with that firm and its predecessor firm, from August 1976 to May 2004. Mr. Polk has gained detailed knowledge of the Company during his service as a director since 1990 and as outside counsel from 1990 to July 2011. Mr. Polk has extensive experience in matters relating to mergers, acquisitions and corporate finance.

Norman C. Epstein—Director of the Company and member of the Compensation Committee of the Board of Directors (the “Compensation Committee”) since June 1992, member of the Nominating Committee of the Board of Directors (the “Nominating Committee”) since September 2004 and member of the Audit Committee of the Board of Directors (the “Audit Committee”) since September 1997. Mr. Epstein has served as the Chairman of the Compensation Committee September 1997 and Vice Chairman of the Audit Committee since February 27, 2015. Mr. Epstein served as Chairman of the Audit Committee from September 1997 to February 27, 2015. Director of MEC since July 1992. Managing Director of Cheval Property Finance PLC, a mortgage finance company based in London, England from 1997 to 2006. Director of Clermont Consultants UK Ltd.

from 1997 to April 2013. Director of Spring Finance UK, a UK mortgage lender from July 2012 to the present. Partner with Moore Stephens, an international accounting firm, from 1974 to December 1996 (senior partner beginning in 1989 and the managing partner of Moore Stephens, New York from 1993 until 1995). Mr. Epstein has a strong background in accounting and finance as well as substantial experience in public company accounting. Mr. Epstein has substantial experience serving on boards, both the Company’s and others, and has experience in other industries, which allows him to bring additional perspective to the board. Mr. Epstein is a Chartered Accountant (UK).

Sydney Selati—Director of the Company and member of the Audit Committee since September 2004, member of the Compensation Committee since March 2007 and member of the Nominating Committee since April 2009. Mr. Selati was named Chairman of the Audit Committee on February 27, 2015. Mr. Selati has been a Director and Chairman of the Audit Committee of the San Diego Jewish Community Foundation since July 2010. Mr. Selati was a director of Barbeques Galore Ltd. from 1997 to 2005 and was President and Chairman of the Board of Directors of The Galore Group (U.S.A.), Inc. from 1988 to 2005. Mr. Selati was president of Sussex Group Limited from 1984 to 1988. Mr. Selati has extensive experience as a chief executive and board member of companies in other industries, which allows him to bring additional perspective to the board. Mr. Selati is a Chartered Accountant (South Africa).

Harold C. Taber, Jr.—Director of the Company since July 1992, member of the Audit Committee since April 2000, member of the Compensation Committee since April 2009 and member of the Nominating Committee since September 2004. Mr. Taber was appointed by the Board of Directors to be Chairman of the Nominating Committee in April 2009. Mr. Taber worked for the TCCC Bottling Company of Los Angeles in various positions, including Group President, West Region, from 1976 to 1987. President and Chief Executive Officer of MEC from July 1992 to June 1997. Consultant for The Joseph Company from October 1997 to March 1999 and for Costa Macaroni Manufacturing Company from July 2000 to January 2002. Executive Assistant to the Dean at the Biola University School of Business from July 2002 to January 2015. Mr. Taber has extensive knowledge of the Company’s historical and current operations, and brings leadership and management skills to the board.

Mark S. Vidergauz—Director of the Company and member of the Compensation Committee since June 1998, member of the Audit Committee from April 2000 through May 2004, and Lead Independent Director since March 2014. Chief Executive Officer of The Sage Group LLC, an investment banking firm, from April 2000 to the present. The Sage Group LLC provides merger, acquisition and capital formation advisory services to a wide range of companies in the consumer sector. Managing Director at the Los Angeles office of ING Barings LLC, a diversified financial service institution headquartered in the Netherlands, from April 1995 to April 2000. Mr. Vidergauz brings strong merger and acquisition, corporate finance, corporate governance and leadership experience to the board.

Executive Officers

Thomas J. Kelly—Senior Vice President Finance and/or Controller and Secretary of MEC since 1992. Prior to joining MEC, Mr. Kelly served as controller for California Copackers Corporation. Mr. Kelly is a Certified Public Accountant (inactive) and has worked in the beverage business for over 29 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, executive officers, and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. The Company is required to report any failure of its directors, executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the most recent fiscal year or prior fiscal years.

To the Company’s knowledge, based solely on review of copies of such reports furnished to the Company during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to the Company’s directors, executive officers and greater than ten percent stockholders were complied with.

Corporate Governance

Board of Directors

The Board is comprised of Messrs. Rodney C. Sacks, Hilton H. Schlosberg, Mark J. Hall, Benjamin M. Polk, Norman C. Epstein, Sydney Selati, Harold C. Taber, Jr. and Mark S. Vidergauz. The Board held seven meetings during the fiscal year ended December 31, 2014.  One director was unable to attend the annual meeting held on June 2, 2014 and four directors were unable to attend one meeting during the fiscal year ended December 31, 2014. The Board has determined that Messrs. Epstein, Taber, Vidergauz, Selati and Polk are independent, as that term is defined in the NASDAQ Marketplace Rules and SEC regulations. Our independent directors met in executive session three times during the fiscal year ended December 31, 2014. The Board does not have a policy requiring the attendance by the directors at the annual meeting.

During the fiscal year ended December 31, 2014, the Audit Committee was comprised of Norman C. Epstein (Chairman until February 27, 2015), Harold C. Taber, Jr. and Sydney Selati (Chairman since February 27, 2015). The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at http://investors.monsterbevcorp. com/governance.cfm. The Audit Committee held five meetings during the fiscal year ended December 31, 2014. The Audit Committee last met in February 2015 in connection with the review of the Company’s financial statements for the fiscal year ended December 31, 2014.  See “Audit Committee” below for more information.

During the fiscal year ended December 31, 2014, the Compensation Committee was comprised of Norman C. Epstein (Chairman), Mark S. Vidergauz, Sydney Selati and Harold C. Taber. The Compensation Committee held four meetings during the fiscal year ended December 31, 2014.  Under  the Monster Beverage Corporation 2011 Omnibus Incentive Plan, (the “2011 Incentive Plan”), the Compensation Committee has sole and exclusive authority to grant equity awards to all employees and consultants who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act.  The Compensation Committee and the Executive Committee each independently has the authority to grant awards for new hires and promotions for employees who are not Section 16 employees. The Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at  http://investors.monsterbevcorp.com/governance.cfm. The Board has adopted written Equity Grant Procedures. See “Compensation Discussion and Analysis – Compensation Program Components - Long-Term Incentive Program” and “Compensation Committee” below for more information.

During the fiscal year ended December 31, 2014, the Nominating Committee was comprised of Harold C. Taber, Jr. (Chairman), Norman C. Epstein and Sydney Selati. The Board has adopted a written charter for the Nominating Committee, which is available on our website at http://investors.monsterbevcorp.com/governance.cfm. The Nominating Committee held one meeting during the fiscal year ended December 31, 2014. See “Nominating Committee” below for more information.

The Executive Committee, comprised of Rodney C. Sacks and Hilton H. Schlosberg, held seven formal meetings during the fiscal year ended December 31, 2014. The Executive Committee manages and directs the business of the Company between meetings of the Board. Under the 2011 Incentive Plan, each of the Compensation Committee and the Executive Committee of the Board independently has the authority to grant awards for new hires and promotions for employees who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee (see “Compensation Discussion and Analysis – Compensation Program Components - Long-Term Incentive Program” below for more information).

Corporate Leadership Structure

The Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. The Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and its stockholders.  The Board believes that the Company’s current Chief Executive Officer is best situated to serve as Chairman of the Board. Rodney C. Sacks has led the Company for over 25 years and therefore is highly knowledgeable with respect to the Company’s business, operations and industry. Mr. Sacks is well positioned to identify strategic priorities and lead the Board’s consideration and analysis of such priorities. The Board believes that the combined role of Chairman and Chief Executive Officer promotes consistency and efficiency in the development and execution of the Company’s business strategy.

Lead Independent Director

In March 2014, the independent directors of the Board approved a Lead Independent Director Charter.  Under the Lead Independent Director Charter, if the offices of Chairman of the Board and Chief Executive Officer are held by the same person, the independent members of the Board of Directors will annually elect with a majority vote an independent director to serve in a lead capacity. Although elected annually, the Lead Independent Director is generally expected to serve for more than one year. The Lead Independent Director may be removed or replaced at any time with or without cause by a majority vote of the independent members of the Board.

Mr. Vidergauz is currently the Lead Independent Director. In this capacity, Mr. Vidergauz is, among other things, responsible for leading executive sessions of the independent directors and serving as the principal liaison between the Chairman, Vice Chairman and the independent directors. A copy of the Lead Independent Director Charter is available on our website at http://investors .monsterbevcorp.com/governance.cfm.

The Board’s Role in Risk Oversight

The Board of Directors plays an active role in overseeing and managing the Company’s risks.  The full Board and its Executive Committee regularly review the Company’s results, performance, operations, competitive position, business strategy, liquidity, capital resources, product distribution and development, material contingencies and senior personnel, as well as the risks associated with each of these matters. The Board implements its risk oversight function both as a whole and through its standing committees. Certain of the work is delegated to committees, which meet regularly and report back to the full Board. The Compensation Committee oversees management of risks related to the Company’s compensation policies and practices. The Audit Committee oversees management of risks related to financial reporting and internal controls. The full Board also discusses risk throughout the year during meetings in relation to specific proposed actions. These processes are designed to ensure that risks are taken knowingly and purposefully. The Board believes that its role in oversight of risk management (as well as the role of the Compensation and Audit Committees) has not adversely affected its leadership structure or results of operations.

Communications with the Board of Directors

Stockholders, employees and other individuals interested in communicating with the Chairman and Chief Executive Officer should write to the address below:

Rodney C. Sacks, Chairman and CEO

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

Those interested in communicating directly with the Board, any of the committees of the Board, the Lead Independent Director or the outside directors as a group or individually should write to the address below:

Office of the Corporate Secretary

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

Committees of the Board of Directors

This section describes the roles of the committees of our Board in the corporate governance of our company. With respect to certain committees, including the Audit Committee, the Compensation Committee and the Nominating Committee, a portion of their responsibilities are specified by SEC rules and NASDAQ listing standards.

Audit Committee

The Company’s Audit Committee is comprised of Mr. Selati (Chairman), Mr. Epstein (Vice Chairman) and Mr. Taber. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website at http://investors.monsterbevcorp.com/ governance.cfm. The Board of Directors has determined that the members of the Audit Committee are “independent,” as defined in the NASDAQ Marketplace Rules and SEC regulations relating to audit committees, meaning that they have no relationship to the Company that may interfere with the exercise of independent judgment in carrying out their responsibilities as a director.

The Audit Committee consists of three independent directors (as independence is defined by NASDAQ Listing Rule 5605(a)(2)). Our Board of Directors has determined that Mr. Selati is (1) an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act, and (2) independent as defined by the NASDAQ Marketplace Rules and Section 10A(m)(3) of the Exchange Act. The Audit Committee appoints, determines funding for, oversees and evaluates the independent registered public accounting firm with respect to accounting, internal controls and other matters, and makes other decisions with respect to audit and finance matters including the review of our quarterly and annual filings on Form 10-Q and Form 10-K. The Audit Committee also pre-approves the retention of the independent registered public accounting firm, and the independent registered public accounting firm’s fees for all audit and non-audit services provided by the independent registered public accounting firm and determines whether the provision of non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. All members of the Audit Committee are able to read and understand financial statements and have experience in finance and accounting that provides them with financial sophistication.

Pursuant to authority delegated by the Board of Directors and the Audit Committee’s written charter, the Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to:

•                  the integrity of the Company’s financial statements;

•                  the Company’s systems of internal controls regarding finance and accounting as established by management;

•                  the qualifications and independence of the independent registered public accounting firm;

•                  the performance of the Company’s independent registered public accounting firm;

•                  the Company’s auditing, accounting and financial reporting processes generally; and

•                  compliance with the Company’s ethical standards for senior financial officers and all personnel.

In fulfilling its duties, the Audit Committee maintains free and open communication with the Board, the independent registered public accounting firm, financial management and all employees.

Compensation Committee

The Company’s Compensation Committee is comprised of Mr. Epstein (Chairman), Mr. Selati, Mr. Taber and Mr. Vidergauz. The Compensation Committee is responsible for reviewing, developing and recommending to the Board the appropriate management compensation policies, programs and levels, and reviewing the performance of the Chief Executive Officer, President and other senior executive officers periodically in relation to certain objectives.

The Compensation Committee is ultimately responsible for determining, affirming or amending the level and nature of executive compensation of the Company. The Compensation Committee has access, at the Company’s expense, to independent, outside compensation consultants for both advice and competitive data for the purpose of making such determinations. The Compensation Committee believes that the compensation policies and programs as outlined above in “Compensation Discussion and Analysis” ensure that levels of executive compensation fairly reflect the performance of the Company, thereby serving the best interests of its stockholders. The Board has adopted written Equity Grant Procedures. The Board of Directors adopted a written charter for the Compensation Committee, a copy of which is available on our website at http://investors .monsterbevcorp.com/governance.cfm.

Nominating Committee

The Company’s Nominating Committee is comprised of Mr. Taber (Chairman), Mr. Epstein and Mr. Selati. The Nominating Committee assists the Board in fulfilling its responsibilities by establishing, and submitting to the Board for approval, criteria for the selection of new directors; identifying and approving individuals qualified to serve as members of the Board; selecting director nominees for our annual meetings of stockholders; evaluating the performance of the Board; reviewing and recommending to the Board any appropriate changes to the committees of the Board; and developing and recommending to the Board corporate governance guidelines and oversight with respect to corporate governance and ethical conduct. The Board of Directors has adopted a written charter for the Nominating Committee, a copy of which is available on our website at http://investors.monsterbevcorp.com/governance.cfm.

Director Selection Process

In connection with the process of selecting and nominating candidates for election to the Board, the Nominating Committee reviews the desired experience, mix of skills and other qualities to assure appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board. Among the qualifications to be considered in the selection of candidates, the Nominating Committee considers the experience, knowledge, skills, expertise, diversity, personal and professional integrity, character, business judgment, time available in light of other commitments and dedication of any particular candidate, as well as such candidate’s past or anticipated contributions to the Board and its committees so that the Board includes members, where appropriate, with diverse backgrounds, knowledge and skills relevant to the business of the Company.  While not a formal policy, the Company’s director selection and nomination processes call for the Nominating Committee, during the review and selection process, to seek diversity within the Board.

Though the Nominating Committee does not solicit recommendations for director candidates, the Nominating Committee has a policy regarding the consideration of any director candidates recommended by stockholders. Suggestions for candidates to the Board may be made in writing and mailed to the Nominating Committee, c/o Office of the Secretary, Monster Beverage Corporation, 1 Monster Way, Corona, CA 92879. Nominations must be submitted in a manner consistent with our by-laws. We will furnish a copy of the by-laws to any person, without charge, upon written request directed to the Office of the Secretary at our principal executive offices. Each candidate suggestion made by a stockholder must include the following:

•

the candidate’s name, contact information, detailed biographical material, qualifications and an explanation of the reasons why the stockholder believes that this candidate is qualified for service on the Board;

•

all information relating to the candidate that is required to be disclosed in solicitations of proxies for elections of directors in an election contest, or as otherwise required, under the securities laws;

•	a written consent of the candidate to being named in a Company proxy statement as a nominee and to serving as a director, if elected; and
•	a description of any arrangements or undertakings between the stockholder and the candidate regarding the nomination.

Our Nominating Committee will evaluate all stockholder-recommended candidates on the same basis as any other candidate.

Director Resignation Policy

The Board has a director resignation policy. This policy provides that, in an uncontested election, any incumbent director nominee who receives a greater number of votes “WITHHELD” from his or her election than votes “FOR” his or her election must promptly tender his or her resignation to the Board following certification of the election results. The Nominating Committee will review the circumstances surrounding the election and recommend to the Board whether to accept or reject the resignation. The Board must act on the tendered resignation.  If such resignation is rejected, the Board must publicly disclose its decision, together with the rationale supporting its decision, within 90 days after certification of the election results. A copy of the director resignation policy is available on our website at http://investors.monsterbevcorp.com/governance.cfm.

Corporate Governance Policies

The Board of Directors has adopted a written Code of Business Conduct and Ethics, a copy of which is available on our website at http://investors.monsterbevcorp.com/governance.cfm. The Code of Business Conduct and Ethics applies to all employees, officers and directors of the Company.

Non-Employee Director Stock Ownership Policy

In 2012, the Board adopted stock ownership guidelines regarding stock ownership by non-employee Board members.  In 2014, the Board amended these guidelines to provide that each non-employee director of the Company be required to hold at all times a minimum of 3,000 shares of Common Stock.  During 2014, all non-employee directors held at least the minimum shares of Common Stock at all times.

Item 11.                                         Executive Compensation

2014 Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis referred to above be included in this Amendment to the Original Form 10-K for the fiscal year ended December 31, 2014.

Compensation Committee
Norman C. Epstein, Chairman
Sydney Selati
Harold C. Taber, Jr.
Mark S. Vidergauz

Compensation Committee Interlocks and Insider Participation

No interlocking relationships exist between any member of the Company’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee, other than Mr. Taber, who served as President and Chief Executive Officer of MEC from July 1992 to June 1997, is or was formerly an officer or an employee of the Company.

Compensation Discussion and Analysis

Compensation Philosophy

Our executive compensation program for our NEOs, listed in the summary compensation table on the following pages, is designed to motivate our executive talent, to reward those individuals fairly over time for achieving performance goals, to retain those individuals who continue to perform at or above the levels that are deemed essential to ensure our long-term success and growth, as well as to attract individuals with the skills necessary for us to achieve our business plan. The program is designed to reinforce ownership and overall entrepreneurialism and to link rewards to measurable corporate and qualitative individual performance. In applying these principles we seek to integrate compensation programs with our short- and long-term strategic plans and to align the interests of our NEOs with the long-term interests of our stockholders. The Compensation Committee evaluates risks and rewards associated with the Company’s overall compensation philosophy and structure and does not believe the program promotes excessive risk-taking.

With respect to specific elements of compensation, base salary is a fixed amount to secure executive service, the annual cash bonus opportunity is designed to incentivize and reward achievement of short-term financial and operating performance, and equity grants that vest over multi-year periods are designed to incentivize, retain and provide long-term perspective.

Setting Executive Compensation

The compensation programs for our NEOs are generally administered by or under the direction of the Compensation Committee (in the case of Rodney Sacks, the Chairman and Chief Executive Officer, and Hilton Schlosberg, the Vice Chairman and President) and the Executive Committee (in the case of the other NEOs). The compensation program is reviewed annually to ensure that remuneration levels and benefits are competitive and reasonable and continue to achieve the goals set forth in our compensation philosophy.

For 2014 compensation decisions, the Compensation Committee retained the independent compensation consulting firm, Frederic W. Cook & Co., Inc. (“FWC”), to provide competitive market data and make recommendations to the Board with respect to compensation for outside directors as well as compensation for the NEOs. FWC reports directly to the Compensation Committee and did not perform any other services for the Company in 2014. The Compensation Committee determined that the services provided by FWC did not raise any conflicts of interest.

The Compensation Committee considers relevant market pay practices and performance when setting executive compensation. We do not set compensation at a targeted percentage level relative to the market, but we seek to provide salary, incentive compensation opportunities and employee benefits that are generally competitive within the consumer products industry, the food and beverage industry and within the labor markets in which we participate. We gather market compensation and performance data to provide context, but also consider performance, as well as our recruiting and internal retention experience when making executive compensation decisions.

The Compensation Committee consulted with FWC in late 2013 to conduct a 2014 competitive market analysis using a comparison group of similarly sized, high performing U.S. food and beverage and consumer products companies. The goal of the peer group was to identify relevant industry competitors using objective factors, which included at the time:

• Beam, Inc • Boston Beer Co. Inc.	• The Hain Celestial Group. Inc. • The J.M. Smucker Company
• Brown-Forman Corporation	• Mead Johnson Nutrition Company
• Campbell Soup Company • Chipotle Mexican Grill, Inc. • Coca-Cola Enterprises Inc.	• Michael Kors Holdings Limited • Molson Coors Brewing Company • Nu Skin Enterprises Inc.
• Constellation Brands Inc. • Dr. Pepper Snapple Group, Inc. • Green Mountain Coffee Roasters, Inc.	• Snyder’s-Lance, Inc. • Under Armour, Inc. • The Whitewave Foods Company

The peer group established for the 2014 market analysis was reviewed in January 2015 by FWC, resulting in the removal of three companies due to their acquisition or because they were outside of the objective size criteria of revenue between $1.0 billion and $11.0 billion, and a market cap between $2.5 billion and $50.0 billion. Three larger market cap companies with well-known consumer brands were added because our market cap at the end of 2014 was the second highest of the peer group. The peer group changes made in the January 2015 review were as follows:

•                 Removed Beam, Inc. due to its acquisition and Boston Beer Co. Inc. and Snyder’s-Lance, Inc. for being undersized.

•                 Added The Estee Lauder Companies, Inc., The Hershey Company and Ralph Lauren Corporation as high-value brands.

FWC’s 2014 market analysis showed that the competitive positioning for Mr. Sacks’ and Mr. Schlosberg’s 2014 salary and annual bonus, in the aggregate, was considerably below the peer group median, and total compensation, including grant date fair value of their long-term incentive compensation, was between the median and the 75th percentile for both of the respective peer groups established in late 2013 and early 2015.  The FWC 2014 study also noted that the Company was at or above the median in three-year revenue and earnings per share (“EPS”) growth, return on capital, and both one- and three-year Total Shareholder Return (“TSR”).  The early 2015 study showed the Company closer to the 75th percentile in these performance measures.  The peer group data is used by us as only one reference point taken into account in making compensation decisions. However, we generally believe that reviewing and analyzing this information is an important component of our executive compensation decision-making process.

The Company historically did not grant equity awards annually to Mr. Sacks and Mr. Schlosberg, but instead provided equity awards periodically to align compensation with performance on a discretionary basis.  Equity awards were granted to Mr. Sacks and Mr. Schlosberg in 2013 to reward for and align with the Company’s strong performance in 2011 and 2012, but there were no equity awards granted in 2012.  Beginning in 2014, the Company has moved to an annual grant philosophy to overlap vesting and provide a portfolio of exercise prices for equity awards. The 2014 option awards granted to Mr. Sacks and Mr. Schlosberg were made under this philosophy and also as a reward for, and to align with, the Company’s continued strong performance in 2013.  Recent equity awards granted to Mr. Sacks and Mr. Schlosberg vest over a three-year period.

Compensation decisions for Mr. Kelly and Mr. Hall were discretionary and not based on specific performance targets.  However, the Company considered FWC’s competitive market analysis for guidance in determining the total compensation for Mr. Kelly and Mr. Hall.  Recent equity awards granted to Mr. Kelly typically vest over a three- to five-year period and recent equity awards granted to Mr. Hall typically vest over a five-year period.

We view all components of compensation as related but distinct. We determine the appropriate level for each compensation component, based in part, but not exclusively, on competitive benchmarks gathered through our recruiting and retention experience, our review of internal comparatives as well as other considerations we deem relevant, such as rewarding for individual and corporate performance. We believe that equity awards effectively reward for long-term performance and are an important compensation-related motivator to attract and retain executives through the vesting periods and through sharing in the value they create. Except as described herein, neither our Compensation Committee nor our Executive Committee have adopted any formal or informal policies or guidelines for allocating compensation between short-term and long-term and current compensation between cash and non-cash compensation. However, our Compensation Committee and Executive Committee’s respective philosophy is that a greater percentage of our NEOs’ compensation should be rewarded in equity rather than cash.  Compensation packages for each of our NEOs are tailored to each individual NEO’s circumstances by the Compensation Committee and/or the Executive Committee, as appropriate, and are largely based on subjective evaluations of overall and individual performance. Each element of compensation is determined differently for each individual NEO based on a variety of facts and circumstances applicable at the time and to that specific NEO.

Our Compensation Committee and Executive Committee’s current intent is to perform an annual strategic review of compensation paid to our NEOs to determine whether they have provided adequate incentives and motivation to such NEOs, and whether they adequately compensate our NEOs relative to comparable officers in other companies with which we compete for executives. For compensation decisions, including decisions regarding the grant of equity compensation relating to NEOs, other than our Chairman and Chief Executive Officer and our Vice Chairman and President, the Compensation Committee specifically considers recommendations from the Executive Committee.

Results of 2014 Advisory Vote to Approve Executive Compensation

At our 2014 annual meeting of Stockholders, 97.8% of the votes cast were in favor of our advisory resolution regarding the compensation of our NEOs.  The Compensation Committee believes this affirms the stockholders’ support of the Company’s pay-for-performance philosophy with respect to executive compensation. The Compensation Committee will continue to consider the results of future advisory votes on executive compensation.

Compensation Program Components

Our NEO compensation currently has three primary components: base compensation or salary, annual cash bonus, and equity awards granted pursuant to our 2011 Incentive Plan.

Each of the primary components of NEO compensation is discussed below.

Base Salary

Base salaries for our NEOs are established based on the scope of their individual responsibilities, taking into account competitive market compensation paid by other companies for individuals in similar positions. We fix NEO base compensation at levels which we believe enable us to retain individuals in a competitive environment (but without any fixed formula) and reward performance at an acceptable level based upon contributions to our overall business goals. We may also utilize input on compensation from compensation consultants, executive search firms and market data when making crucial hiring decisions.

The Compensation Committee determines the base salaries for Mr. Sacks and Mr. Schlosberg and the Executive Committee (comprised of the Chairman and Chief Executive Officer and the Vice Chairman and President) determines the base salaries for the other NEOs.

Annual Cash Bonus Opportunity

We provide incentive compensation to our NEOs in the form of an annual cash bonus based on a qualitative review of individual and company-wide financial and operational performance, consistent with our emphasis on pay-for-performance incentive compensation programs. In determining bonus awards, our Compensation Committee and Executive Committee review various strategic factors such as sales revenues, distribution levels, introduction of new products, corporate partnerships, overall operating performance, contribution margins and/or profitability, which are used as a broad guide of overall performance. We generally utilize annual cash bonuses to reward performance achievements for the time horizon of one year or less.

The actual amount of the annual bonus is determined and paid in the first quarter following a qualitative review of each NEO’s individual performance and contribution to our strategic goals during the prior year.

The Compensation Committee determines the annual bonuses for Mr. Sacks and Mr. Schlosberg and the Executive Committee (comprised of the Chairman and Chief Executive Officer and the Vice Chairman and President) determines the annual bonuses for the other NEOs.

Long-Term Incentive Program

We believe that long-term performance is achieved through an ownership culture that encourages superior performance by our NEOs through the use of equity awards. Our equity compensation plans have been established to provide our NEOs with incentives to further align their interests with the interests of the stockholders. Equity compensation to our NEOs generally vests over three to five years.  Stock options are our preferred form of long-term incentive compensation because we believe they are simple, tax-deferred, and inherently performance-based with value earned only if the price of our common stock appreciates after the options are granted.

The Compensation Committee reviews and approves equity awards to our NEOs based upon compensation data principally gathered through a market analysis conducted by our retained compensation consultants, our recruiting and retention experience, our qualitative assessment of individual performance, as well as a review of each executive’s current long-term incentives and retention considerations.

Other Compensation

Certain NEOs who are parties to employment agreements will continue to be subject to such agreements in their current form based on the terms such agreements, or until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are recommended. For a summary description of the terms of these agreements, see “Discussion of Summary Compensation Table - Agreements with Named Executive Officers” below.  In addition, we intend to continue to maintain our current benefits and perquisites for our NEOs, which include automobile and benefit premiums, among other perquisites. However, the Compensation Committee in its discretion may revise, amend or add to such NEOs benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently in line with those provided by comparable companies within the consumer products industry, the food and beverage industry and within the labor markets in which we participate for similarly situated executives, based principally on information gathered through our recruiting and retention experience.

Employee Benefit Plans

Our employees, including our NEOs, are entitled to various employee benefits, which generally include health care plans, flexible spending accounts, life and disability insurance, 401(k) Plan, paid time off, automobile benefits, as well as other allowances.

401(k) Plan

Our employees, including our NEOs, may participate in our 401(k) Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”).  Participating employees may contribute up to statutory limits. We make discretionary matching contributions, and currently contribute 25% of the employee contribution, up to 8% of each employee’s earnings on a per pay period basis, which vests at a rate of 20% each year for five years after the first anniversary date.

Separation and Change in Control Arrangements

Certain of our NEOs, per the terms of their respective employment agreements and/or employment offer letters and/or amendments to conditions of employment and/or equity award agreements, are eligible for certain benefits and/or payments if there is a change in control and/or employment terminates following a change in control, as described under “Potential Payments Upon Termination or Change in Control” beginning on page 24.

We believe these arrangements are an important part of overall compensation and will help to secure the continued employment and dedication of our NEOs prior to or following a change in control, notwithstanding any concern that they may have at such time regarding their own continued employment. In addition, we believe that these arrangements are an important recruitment and retention incentive. These arrangements do not provide for tax gross ups.

Tax Implications

Section 162(m) of the Code imposes a $1 million limit on the deduction that we may claim in any tax year with respect to compensation paid to any of the NEOs, excluding the principal financial officer. However, the Code allows for certain types of performance-based exemptions to this $1 million limit, provided that the compensation plan meets certain requirements. Our stock option grants generally comply with the performance-based exemption of Section 162(m). The Compensation Committee, which is comprised solely of “outside directors” as defined for the purposes of Section 162(m) of the Code, believes that stockholder interests are best served if the Compensation Committee’s discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses.  Therefore, the Compensation Committee reserves the right to authorize payments or take other actions that can result in the payment of compensation that is not deductible for income tax purposes.

Executive Compensation Tables

Summary Compensation Table

On August 8, 2005, our Common Stock was split on a two-for-one basis through a 100% stock dividend.  On July 7, 2006, our Common Stock was split on a four-for-one basis through a 300% stock dividend.  On February 15, 2012, our Common Stock was split on a two-for-one basis through a 100% stock dividend. All share information has been presented to reflect the stock splits.

The Board, in consultation with its legal advisors, reviewed the roles and responsibilities of certain executives and determined who would be deemed an executive officer of the Company. The following table summarizes the total compensation of our NEOs during the fiscal years ended December 31, 2014, 2013 and 2012.  During the fiscal year ended December 31, 2014, our NEOs were Rodney C. Sacks, Hilton H. Schlosberg, Mark J. Hall and Thomas J. Kelly.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($) (A)	Total ($)
Rodney C. Sacks Chairman, CEO and Director	2014	600,000	300,000	-	6,606,390	76,023	7,582,413
	2013	550,000	300,000	-	5,303,844	69,949	6,223,793
	2012	475,000	275,000	-	-	48,955	798,955
Hilton H. Schlosberg Vice-Chairman, CFO, COO, President, Secretary and Director	2014 2013 2012	600,000 550,000 475,000	300,000 300,000 275,000	- - -	6,606,390 5,303,844 -	43,189 43,223 41,161	7,549,579 6,197,067 791,161
Mark J. Hall Chief Marketing Officer and Director	2014	254,711	200,000	-	943,770	21,477	1,419,958
	2013	425,000	275,000	-	2,038,830	23,351	2,762,181
	2012	400,000	250,000	-	-	23,483	673,483
Thomas J. Kelly Senior Vice President Finance	2014	270,000	100,000	166,950	873,675	20,824	1,431,449
	2013	250,000	80,000	-	305,825	20,024	655,849
	2012	230,000	70,000	211,620	-	19,526	531,146

(1)               The amounts represent the current year grant date fair value for all share-based payment awards computed in accordance with Accounting Standards Codification (“ASC”) 718 based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the following assumptions:

Name	Date	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Expected Term
Mr. Sacks	03/14/2014	0%	45.03%	1.55%	6.10 yrs.
Mr. Schlosberg	03/14/2014	0%	45.03%	1.55%	6.10 yrs.
Mr. Hall	03/14/2014	0%	45.03%	1.55%	6.10 yrs.
Mr. Kelly	03/14/2014	0%	39.57%	1.55%	5.47 yrs.
Mr. Kelly	12/01/2014	0%	37.26%	1.52%	5.40 yrs.

(A) All Other Compensation

Name	Year	Automobile ($)	401(k) Match ($)	Benefit Premiums ($)	Perquisites ($)	Total ($)
	2014	38,710	5,200	24,274	7,839	76,023
	2013	39,526	5,750	19,765	4,908	69,949
Rodney C. Sacks	2012	28,521	5,000	12,579	2,855	48,955
	2014	23,408	5,200	14,581	-	43,189
	2013	23,984	5,750	13,489	-	43,223
Hilton H. Schlosberg	2012	23,514	3,913	12,962	772	41,161
	2014	10,159	4,077	7,241	-	21,477
	2013	12,577	4,077	6,697	-	23,351
Mark J. Hall	2012	12,532	3,926	7,025		23,483
	2014	8,383	5,200	7,241	-	20,824
	2013	8,439	4,888	6,697	-	20,024
Thomas J. Kelly	2012	8,141	4,360	7,025	-	19,526

Discussion of Summary Compensation Table

Agreements with Named Executive Officers:

Rodney C. Sacks –  On March 18, 2014, we entered into a new employment agreement with Mr. Sacks (the “Sacks 2014 Employment Agreement”), pursuant to which Mr. Sacks continued to render services as our Chairman and Chief Executive Officer. Under the Sacks 2014 Employment Agreement, Mr. Sacks’ annual base salary will be reviewed annually and increased at the discretion of our Board. Mr. Sacks is eligible to receive an annual bonus in an amount determined at the discretion of our Board as well as certain fringe benefits. The employment period of this agreement commenced on January 1, 2014 and continues through December 31, 2018, subject to automatic one year renewal periods on each December 31 thereafter, unless notice of intent to not renew is given by either us or Mr. Sacks by June 30, 2018 or any subsequent June 30, as may be applicable. Under the Sacks 2014 Employment Agreement, Mr. Sacks is subject to a confidentiality covenant and a six-month post-termination non-competition covenant. The Sacks 2014 Employment Agreement is subject to termination (i) upon the death or disability of Mr. Sacks, (ii) voluntarily by Mr. Sacks on 90 days’ written notice, (iii) for Cause (as defined therein) by us, or (iv) upon Constructive Termination (as defined therein) by Mr. Sacks. The severance provisions in the Sacks 2014 Employment Agreement are discussed in the “Potential Payments Upon Termination or Change in Control” section below. Since January 1, 2009, we entered into certain equity compensation agreements with Mr. Sacks as disclosed in the “Grants of Plan-Based Awards” table below.

Hilton H. Schlosberg – On March 18, 2014, we entered into a new employment agreement with Mr. Schlosberg (the “Schlosberg 2014 Employment Agreement”), pursuant to which Mr. Schlosberg continued to render services as our Vice Chairman and Chief Financial Officer. Under the Schlosberg 2014 Employment Agreement, Mr. Schlosberg’s annual base salary will be reviewed annually and increased at the discretion of our Board. Mr. Schlosberg is eligible to receive an annual bonus in an amount determined at the discretion of our Board as well as certain fringe benefits. The employment period of this agreement commenced on January 1, 2014 and continues through December 31, 2018, subject to automatic one year renewal periods on each December 31 thereafter, unless notice of intent to not renew is given by either us or Mr. Schlosberg by June 30, 2018 or any subsequent June 30, as may be applicable. Under the Schlosberg 2014 Employment Agreement, Mr. Schlosberg is subject to a confidentiality covenant and a six-month post-termination non-competition covenant. The Schlosberg 2014 Employment Agreement is subject to termination (i) upon the death or disability of Mr. Schlosberg, (ii) voluntarily by Mr. Schlosberg on 90 days’ written notice, (iii) for Cause (as defined therein) by us, or (iv) upon Constructive Termination (as defined therein) by Mr. Schlosberg. The severance provisions in the Schlosberg 2014 Employment Agreement are discussed in the “Potential Payments Upon Termination or Change in Control” section below. Since January 1, 2009, we entered into certain equity compensation agreements with Mr. Schlosberg as disclosed in the “Grants of Plan-Based Awards” table below.

Mark J. Hall – On October 28, 2013, Mr. Hall entered into an agreement (the “Hall 2013 Agreement”) with MEC.  Pursuant to the Hall 2013 Agreement, Mr. Hall agreed to serve as a member of the Board for at least one year, effective January 1, 2014. Effective January 1, 2014, Mr. Hall resigned as President of the Monster Beverage Division and was appointed Chief Brand Officer of MEC, for which Mr. Hall received an annual salary of $250,000. Mr. Hall was eligible to receive an annual bonus in an amount determined at the discretion of our Executive Committee as well as certain fringe benefits. The Hall 2013 Agreement provided for a sabbatical and leave of absence for Mr. Hall from October 28, 2013 through December 31, 2013. Since January 1, 2009, we entered into certain equity compensation agreements with Mr. Hall as disclosed in the “Grants of Plan-Based Awards” table below.

On March 12, 2015, Mr. Hall entered into a new employment agreement (the “Hall 2015 Agreement”) with MEC. The Hall 2015 Agreement confirmed Mr. Hall’s position change from Chief Brand Officer to Chief Marketing Officer of Monster Energy on a full-time basis, effective as of January 1, 2015.  As Chief Marketing Officer of Monster Energy, Mr. Hall will receive an annual base salary of $500,000.  Mr. Hall is also eligible to receive an annual bonus in an amount to be determined at the discretion of our Executive Committee. The Hall 2015 Agreement provides that Mr. Hall’s employment as Chief Marketing Officer of Monster Energy is of an at-will nature, for no specified period of time. Pursuant to the Hall 2015 Agreement, if Mr. Hall’s employment with MEC is terminated without cause, Mr. Hall will be entitled to receive three months of severance pay (or severance pay as negotiated between the parties), subject to certain restrictions, as well as all applicable employee benefits of MEC during such three-month period.

Thomas J. Kelly – Mr. Kelly’s employment is “at will” and thus may be terminated at any time for any or no reason.  Effective January 1, 2015, Mr. Kelly’s annual base salary is $300,000. Mr. Kelly is eligible to receive an annual bonus in an amount determined at the discretion of our Executive Committee as well as certain fringe benefits. Since January 1, 2009, we entered into certain equity compensation agreements with Mr. Kelly as disclosed in the “Grants of Plan-Based Awards” table below.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards granted to our NEOs during the fiscal year ended December 31, 2014.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Rodney C. Sacks	03/14/2014	-	210,000	$ 70.06	$ 6,606,390
Hilton H. Schlosberg	03/14/2014	-	210,000	$ 70.06	$ 6,606,390
Mark J. Hall	03/14/2014	-	30,000	$ 70.06	$ 943,770
Thomas J. Kelly	03/14/2014	-	10,000	$ 70.06	$ 268,840
Thomas J. Kelly	12/01/2014	-	15,000	$ 111.30	$ 604,835
Thomas J. Kelly	12/01/2014	1,500	-	$ -	$ 166,950

(1)         The amounts represent the current year grant date fair value for all share-based payment awards computed in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our NEOs at December 31, 2014.

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Rodney C. Sacks	03/23/2005	1,446,254	-		-	3.29375	03/23/2015	-		-	-	-
	11/11/2005	960,000	-		-	8.43500	11/11/2015	-		-	-	-
	06/02/2008	18,912	-		-	15.86000	06/02/2018	-		-	-	-
	12/01/2009	100,000	-		-	17.82000	12/01/2019	-		-	-	-
	06/03/2013	70,000	140,000	(1)	-	53.96000	06/03/2023	-		-	-	-
	03/14/2014	-	210,000	(2)	-	70.06000	03/14/2024	-		-	-	-
Hilton H. Schlosberg	03/23/2005	1,446,254	-		-	3.29375	03/23/2015	-		-	-	-
	11/11/2005	960,000	-		-	8.43500	11/11/2015	-		-	-	-
	06/02/2008	18,912	-		-	15.86000	06/02/2018	-		-	-	-
	12/01/2009	100,000	-		-	17.82000	12/01/2019	-		-	-	-
	06/03/2013	70,000	140,000	(1)	-	53.96000	06/03/2023	-		-	-	-
	03/14/2014	-	210,000	(2)	-	70.06000	03/14/2024	-		-	-	-
Mark J. Hall	12/01/2009	80,000	-		-	17.82000	12/01/2019	-		-	-	-
	12/01/2010	20,000	20,000	(3)	-	26.25500	12/01/2020	-		-	-	-
	09/01/2011	-	-		-	-	-	10,000	(4)	1,083,500	-	-
	03/14/2013	-	90,000	(5)	-	47.13000	03/14/2023	-		-	-	-
	03/14/2014	-	30,000	(6)	-	70.06000	03/14/2024	-		-	-	-
Thomas J. Kelly	06/02/2008	8,000	-		-	15.86000	06/02/2018	-		-	-	-
	06/01/2009	8,000	-		-	18.06500	06/01/2019	-		-	-	-
	12/01/2009	8,000	-		-	17.82000	12/01/2019	-		-	-	-
	12/01/2010	8,000	4,000	(7)	-	26.25500	12/01/2020	-		-	-	-
	06/01/2012	-	-		-	-	-	3,000	(8)	325,050	-	-
	03/14/2013	1,500	13,500	(9)	-	47.13000	03/14/2023	-		-	-	-
	03/14/2014	-	10,000	(10)	-	70.06000	03/14/2024	-		-	-	-
	12/01/2014	-	-		-	-	-	1,500	(11)	162,525	-	-
	12/01/2014	-	15,000	(12)	-	111.30000	12/01/2024	-		-	-	-

(1) Vest as follows: 70,000 on June 3, 2015; 70,000 on June 3, 2016.

(2) Vest as follows: 70,000 on March 14, 2015; 70,000 on March 14, 2016; 70,000 on March 14, 2017

(3) Vest as follows: 20,000 on December 1, 2015.

(4) Vest as follows: 5,000 on September 1, 2015; 5,000 on September 1, 2016

(5) Vest as follows: 15,000 on March 14, 2015; 20,000 on March 14, 2016; 25,000 on March 14, 2017; 30,000 on March 14, 2018

(6) Vest as follows: 3,000 on March 14, 2015; 4,500 on March 14, 2016; 6,000 on March 14, 2017; 7,500 on March 14, 2018; 9,000 on March 14, 2019

(7) Vest as follows: 4,000 on December 1, 2015.

(8) Vest as follows: 1,500 on June 1, 2016; 1,500 on June 1, 2017

(9) Vest as follows: 2,250 on March 14, 2015; 3,000 on March 14, 2016; 3,750 on March 14, 2017; 4,500 on March 14, 2018

(10) Vest as follows: 1,000 on March 14, 2015; 1,500 on March 14, 2016; 2,000 on March 14, 2017; 2,500 on March 14, 2018; 3,000 on March 14, 2019

(11) Vest as follows: 500 on December 1, 2015; 500 on December 1, 2016; 500 on December 1, 2017

(12) Vest as follows: 1,500 on December 1, 2015; 2,250 on December 1, 2016; 3,000 on December 1, 2017; 3,750 on December 1, 2018; 4,500 on December 1, 2019

Options Exercised and Stock Vested

The following table summarizes the exercise of stock options and stock vested by our NEOs during the Company’s fiscal year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Rodney C. Sacks	-	-	87,000	7,809,990
Hilton H. Schlosberg	-	-	87,000	7,809,990
Mark J. Hall	110,000	7,452,347	21,668	1,806,642
Thomas J. Kelly	-	-	-	-

Pension Benefits

We do not maintain or make contributions to a defined benefit plan for any of our NEOs.

Non-Qualified Deferred Compensation

None of our NEOs participated or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The Compensation Committee may elect to provide our NEOs or other employees with non-qualified defined contribution or deferred compensation benefits should they deem such benefits appropriate.

Potential Payments Upon Termination or Change in Control

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to our NEOs in the event of a termination of their employment or a change of control. The following tables and narrative disclosure summarize the potential payments to each of our NEOs assuming that one of the events listed in the tables below occurs. The tables assume that the event occurred on December 31, 2014, the last day of our fiscal year.

Key Employment Agreement and Equity Award Agreement Definitions

For purposes of the Sacks 2014 Employment Agreement and the Schlosberg 2014 Employment Agreement described in this section, “cause” (under which we may terminate their employment) is defined as: (i) an act or acts of dishonesty or gross misconduct on the executive’s part which result or are intended to result in material damage to our business or reputation; or (ii) repeated material violations by the executive of his obligations relating to his position and duties, which violations are demonstrably willful and deliberate on the executive’s part and which result in material damage to our business or reputation and as to which material violations our Board has notified the executive in writing.

For purposes of the Sacks 2014 Employment Agreement and the Schlosberg 2014 Employment Agreement described in this section, constructive termination (under which they may terminate their employment) is defined as: (i) without the written consent of the executive, (A) the assignment to the executive of any duties inconsistent in any substantial respect with the executive’s position, authority or responsibilities as contemplated by the position and duties described in his employment agreement, or (B) any other substantial adverse change in such position, including titles, authority or responsibilities; (ii) any failure by us to comply with any of the provisions of his employment agreement, other than an insubstantial or inadvertent failure, remedied by us promptly after receipt of notice thereof given by the executive; (iii) our requiring the executive without his consent to be based at any office location outside of Riverside County, California or Orange County, California, except for travel reasonably required in the performance of the executive’s responsibilities; or (iv) any failure by the Company to obtain the assumption and agreement by a successor entity to perform his employment agreement, provided that the successor entity has had actual written notice of the existence of his employment agreement and its terms and an opportunity to assume the Company’s responsibilities under his employment agreement during a period of 10 business days after receipt of such notice.

For purposes of the Sacks 2014 Employment Agreement and the Schlosberg 2014 Employment Agreement described in this section, disability is defined as any disability which would entitle the executive to receive full long-term disability benefits under our long-term disability plan, or if no such plan will then be in effect, any physical or mental disability or incapacity which renders the executive incapable of performing the services and obligations required of him relating to the executive’s position and duties for a period of more than 120 days in the aggregate during any 12-month period during the employment period.

For purposes of the restricted stock unit agreements with Mr. Sacks and Mr. Schlosberg, good reason is defined as termination of employment on or after a reduction in his compensation or benefits, his removal from his current position, or his being assigned duties and responsibilities that are inconsistent with the dignity, importance of scope of his position.

For purposes of the restricted stock unit agreements with Mr. Sacks and Mr. Schlosberg, cause is defined as an act of fraud or dishonesty, knowing and material failure to comply with applicable laws or regulations, or drug or alcohol abuse, in any case as determined by the Board.

For purposes of the stock option agreements with Mr. Sacks and Mr. Schlosberg, change in control is defined as: (i) the acquisition of “Beneficial Ownership” by any person (as defined in rule 13(d)–3 under the Exchange Act), corporation or other entity other than us or a wholly-owned subsidiary of 20% or more of our outstanding stock; (ii) the sale or disposition of substantially all of our assets; or (iii) our merger with another corporation in which our Common Stock is no longer outstanding after such merger.

For purposes of the stock option agreements with Mr. Sacks and Mr. Schlosberg, cause (under which we may terminate their employment) is defined as the individual’s act of fraud or dishonesty, knowing and material failure to comply with applicable laws or regulations or drug or alcohol abuse; and good reason (under which they may terminate their employment) is defined as a reduction in the individual’s compensation or benefits, the individual’s removal from his current position or the assignment to the individual of duties or responsibilities that are inconsistent with the dignity, importance or scope of his position with us.

For purposes of all the stock option agreements, total disability is defined as the complete and permanent inability of the executive to perform all his duties of employment with us.

For purposes of the Hall 2015 Agreement, “good cause” (under which we may terminate employment with no obligation to pay severance) will include: (i) the neglect, breach of duty, or any failure to perform, to the reasonable satisfaction of the Executive Committee; (ii) the conviction of a felony, or any determination by the Executive Committee of the commission of theft, larceny, embezzlement, fraud, dishonesty, illegality, moral turpitude, harassment or gross mismanagement; (iii) the death or material disability to such an extent that, even with reasonable accommodation, the executive is precluded from performing the essential duties of his position; or (iv) the breach of the Hall 2015 Agreement or any fiduciary duties to MEC.

For purposes of the stock option agreements with Mr. Hall, change in control is generally defined as: (i) the acquisition of “beneficial ownership” by any person (as defined in Rule 13(d)–3 under the Exchange Act), corporation or other entity other than us or a wholly-owned subsidiary of ours of 50% or more of our outstanding stock; (ii) the sale or disposition of substantially all of our assets; or (iii) our merger with another corporation in which our Common Stock is no longer outstanding after such merger.

For purposes of the stock option agreements with Mr. Hall and Mr. Kelly, cause (under which we may terminate their employment) is defined as the individual’s act of fraud or dishonesty, knowing and material failure to comply with applicable laws or regulations or satisfactory performance of his duties of employment, insubordination or drug or alcohol abuse.

Rodney C. Sacks
Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Non- Renewal by Executive ($)	Cause ($)	Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability or Termination by the Executive for Constructive Termination or Good Reason ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)	(d)	(f)
Base Salary	600,000	600,000	-	-	300,000	1,223,077	-
Bonus	-	-	-	-	-	300,000	-
Vacation	77,206	77,206	77,206	77,206	77,206	77,206	-
Benefit Plans	24,274	32,825	-	16,413	16,413	131,300	-
Automobile	38,710	38,710	-	-	-	154,840	-
Perquisites & other personal benefits	-	-	-	-	-	-	-
Acceleration of stock option awards	-	-	-	-	-	7,362,716	7,362,716
Total	740,190	748,741	77,206	93,619	393,619	9,249,139	7,362,716

(a)                                 Under the Sacks 2014 Employment Agreement, upon termination due to death or disability, Mr. Sacks, or his legal representative, would be entitled to continuation of base salary, payment of benefit premiums for himself and his family and automobile benefits for a period of one year from the date of termination and payment for accrued vacation.

(b)                                 Under the Sacks 2014 Employment Agreement, upon non-renewal by Mr. Sacks, Mr. Sacks would be entitled to payment for accrued vacation.

(c)                                  Under the Sacks 2014 Employment Agreement, upon termination by us for cause, Mr. Sacks would be entitled to payment of benefit premiums for himself and his family for a period of six months from the date of termination and payment for accrued vacation.

(d)                                 Upon voluntary termination by Mr. Sacks, Mr. Sacks would be entitled to payment of his full base salary for a period of six months from the date of termination, payment of benefit premiums for himself and his family for a period of six months from the date of termination and payment for accrued vacation.

(e)                                  Under the Sacks 2014 Employment Agreement, upon termination by us without cause or termination by Mr. Sacks for constructive termination, or if we elected not to renew his employment agreement, Mr. Sacks would be entitled to a payment of two times his base salary, at the rate in effect on the date of termination, and a pro-rata portion of the bonus received in the year immediately prior to the year of the termination date, payable in the same manner and at the same time as the other senior officers of the Company, as if he remained employed through the applicable payment date. In addition, Mr. Sacks would be entitled to payment of all benefit premiums and automobile benefits for the period from the date of termination to December 31, 2018, or through the date which is eighteen months from the date of termination, whichever period is longer. Also, in the case of termination without cause, Mr. Sacks would be entitled to two weeks base salary in lieu of notice at the rate in effect on the date of termination. In addition, under Mr. Sacks’ stock equity agreements, if Mr. Sacks’ employment is terminated by us without cause or by Mr. Sacks for good reason, all equity awards will immediately become exercisable in their entirety.

(f)                                   Under Mr. Sacks’ equity agreements, upon a change in control, all equity awards will immediately become exercisable in their entirety. With respect to Mr. Sacks’ stock option agreements, options may, with the consent of Mr. Sacks, be purchased by the Company for cash at a price equal to the aggregate of the fair market value for one (1) share of our common stock less the purchase price payable by Mr. Sacks to exercise the options as set forth under each option agreement, multiplied by the number of shares of Common Stock which Mr. Sacks has the option to purchase.

Hilton H. Schlosberg
Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Non- Renewal by Executive ($)	Cause ($)	Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability or Termination by the Executive for Constructive Termination or Good Reason ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)	(e)	(f)
Base Salary	600,000	600,000	-	-	300,000	1,223,077	-
Bonus	-	-	-	-	-	300,000	-
Vacation	49,731	49,731	49,731	49,731	49,731	49,731	-
Benefit Plans	14,581	23,132	-	11,566	11,566	92,528	-
Automobile	23,408	23,408	-	-	-	93,632	-
Perquisites & other personal benefits	-	-	-	-	-	-	-
Acceleration of stock option awards	-	-	-	-	-	7,362,716	7,362,716
Total	687,720	696,271	49,731	61,297	361,297	9,121,684	7,362,716

(a)

Under the Schlosberg 2014 Employment Agreement, upon termination due to death or disability, Mr. Schlosberg, or his legal representative, would be entitled to continuation of base salary, payment of benefit premiums for himself and his family and automobile benefits for a period of one year from the date of termination and payment for accrued vacation.

(b)	Under the Schlosberg 2014 Employment Agreement, upon non-renewal by Mr. Schlosberg, Mr. Schlosberg would be entitled to payment for accrued vacation.

(c)

Under the Schlosberg 2014 Employment Agreement, upon termination by us for cause, Mr. Schlosberg would be entitled to payment of benefit premiums for himself and his family for a period of six months from the date of termination and payment for accrued vacation.

(d)

Upon voluntary termination by Mr. Schlosberg, Mr. Schlosberg would be entitled to payment of his full base salary for a period of six months from the date of termination, payment of benefit premiums for himself and his family for a period of six months from the date of termination and payment for accrued vacation.

(e)

Under the Schlosberg 2014 Employment Agreement, upon termination by us without cause or termination by Mr. Schlosberg for constructive termination, or if we elected not to renew his employment agreement, Mr. Schlosberg would be entitled to a payment of two times his base salary, at the rate in effect on the date of termination, and a pro-rata portion of the bonus received in the year immediately prior to the year of the termination date, payable in the same manner and at the same time as the other senior officers of the Company, as if he remained employed through the applicable payment date. In addition, Mr. Schlosberg would be entitled to payment of all benefit premiums and automobile benefits for the period from the date of termination to December 31, 2018, or through the date which is eighteen months from the date of termination, whichever period is longer. Also, in the case of termination without cause, Mr. Schlosberg would be entitled to two weeks base salary in lieu of notice at the rate in effect on the date of termination. In addition, under Schlosberg’s stock equity agreements, if Mr. Schlosberg’s employment is terminated by us without cause or by Mr. Schlosberg for good reason, all equity awards will immediately become exercisable in their entirety.

(f)

Under Mr. Schlosberg’s equity agreements, upon a change in control, all equity awards will immediately become exercisable in their entirety. With respect to Mr. Schlosberg’s stock option agreements, options may, with the consent of Mr. Schlosberg, be purchased by the Company for cash at a price equal to the aggregate of the fair market value for one (1) share of our common stock less the purchase price payable by Mr. Schlosberg to exercise the options as set forth under each option agreement, multiplied by the number of shares of Common Stock which Mr. Schlosberg has the option to purchase.

Mark J. Hall

Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Cause or Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)
Base Salary	-	-	-	41,667	-
Vacation	25,338	25,338	25,338	25,338	-
Benefit Plans	603	1,213	1,213	2,426	-
Automobile	-	-	-	-	-
Perquisites & other personal benefits	-	-	-	-	-
Acceleration of stock option awards	-	-	-	-	264,431
Total	25,941	26,551	26,551	69,431	264,431

(a)	Under our general employment practices, upon termination due to death or disability, Mr. Hall, or his legal representative, is entitled to payment for accrued vacation.

(b)	Under our general employment practices, upon termination by us for cause or voluntary termination by Mr. Hall, Mr. Hall is entitled to payment for accrued vacation.

(c)

Under Mr. Hall’s employment offer letter, dated January 21, 1997, upon termination by us without cause, Mr. Hall would be entitled to two months of severance pay and the continuation of medical and dental benefit coverage for both himself and his family for a period of two months. In addition, under our general employment practices, upon termination by us without cause, Mr. Hall is entitled to payment for accrued vacation.

(d)

Under Mr. Hall’s stock option agreements (exclusive of the stock option agreement dated December 1, 2010), upon a change in control, all stock option awards will immediately become exercisable in their entirety and the options may, with the consent of Mr. Hall, be purchased by us for cash at a price equal to the aggregate of the fair market value for one (1) share of our Common Stock less the purchase price payable by Mr. Hall to exercise the options as set forth under each option agreement, multiplied by the number of shares of Common Stock which Mr. Hall has the option to purchase. Under Mr. Hall’s stock option agreement dated December 1, 2010, our Board may, at any time, in its sole discretion, provide that upon the occurrence of a change in control (as determined by the Board), all or a specified portion of any outstanding options, not theretofore exercisable, will immediately become exercisable and that any options not exercised prior to such change in control will be canceled.

Thomas J. Kelly

Circumstances of Termination
Payments and Benefits	Death ($)	Disability ($)	Cause or Voluntary Termination ($)	Termination by Corporation other than for Cause or Disability ($)	Change in control ($)
	(a)	(a)	(b)	(c)	(d)
Base Salary	-	-	-	-	-
Vacation	10,927	10,927	10,927	10,927	-
Benefit Plans	603	1,213	1,213	1,213	-
Automobile	-	-	-	-	-
Perquisites & other personal benefits	-	-	-	-	-
Acceleration of stock option awards	-	-	-	-	-
Total	11,531	12,140	12,140	12,140	-

(a)	Under our general employment practices, upon termination due to death or disability, Mr. Kelly or his legal representative, is entitled to payment for accrued vacation.

(b)	Under our general employment practices, upon termination by us for cause or voluntary termination by Mr. Kelly, Mr. Kelly is entitled to payment for accrued vacation.

(c)	Under our general employment practices, upon termination by us without cause, Mr. Kelly is entitled to payment for accrued vacation.

(d)

Under Mr. Kelly’s stock option agreements, the Board may, at any time, in its sole discretion, provide that upon the occurrence of a change in control (as determined by the Board), all or a specified portion of any outstanding options not theretofore exercisable, will immediately become exercisable and that any options not exercised prior to such change in control will be canceled. Under the Amendment to Conditions of Employment of Mr. Kelly dated December 7, 1999, if, following a change in control, Mr. Kelly’s employment with us is terminated by us other than for cause or in the event that Mr. Kelly resigns under circumstances which constitute constructive dismissal by us of Mr. Kelly, then Mr. Kelly will be entitled to receive severance pay from us as follows: If termination occurs within the first six (6) months after the change in control occurs, Mr. Kelly will be entitled to six (6) months severance pay in the amount of $125,000; if termination occurs between six (6) and twelve (12) months after the change in control occurs, Mr. Kelly will be entitled to five (5) months severance pay in the amount of $104,167; if termination occurs between twelve (12) and eighteen (18) months after the change in control occurs, Mr. Kelly will be entitled to four (4) months severance pay in the amount of $83,333 and if the termination occurs between eighteen and twenty-four (24) months after the change in control occurs, Mr. Kelly will be entitled to three (3) months severance pay in the amount of $62,500.

Director Compensation

The following table sets forth a summary of the fees earned by our outside directors during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Benjamin M. Polk	60,000	144,969		204,969
Norman C. Epstein	92,500	144,969		237,469
Sydney Selati	85,000	144,969		229,969
Harold C. Taber, Jr.	87,500	144,969		232,469
Mark S. Vidergauz	67,500	144,969		212,469

1.               The outside directors held the following numbers of restricted stock units as of December 31, 2014, which vest on the last business day prior to the Company’s 2015 annual shareholder meeting: Benjamin M. Polk, 2,101; Norman C. Epstein, 2,101; Harold C. Taber, Jr. 2,101; Mark S. Vidergauz, 2,101 and Sydney Selati, 2,101. Each restricted stock unit represents either (i) a contingent right to receive one share of the Common Stock or (ii) a cash amount equal to the number of shares received as of the vesting date (the last business day prior to the Company’s 2015 annual meeting of stockholders (the “Annual Meeting”).

2.               The outside directors held the following numbers of outstanding stock options as of December 31, 2014; Benjamin M. Polk, 6,924; Norman C. Epstein, 0; Harold C. Taber, Jr. 45,324; Mark S. Vidergauz, 13,524 and Sydney Selati, 0.

In 2014, outside directors were entitled to receive an annual cash retainer of $60,000. Except for committee chairs, members of the Audit Committee received an additional annual retainer of $10,000 and members of the Compensation Committee and Nominating Committee received an additional $7,500. The chairman of the Audit Committee received an additional annual retainer of $15,000 and the chairs of the Compensation Committee and Nominating Committee each received an additional $10,000. In 2014, outside directors were entitled to receive an annual equity retainer of approximately $145,000. These awards vest one day prior to the Annual Meeting.

Outside Directors Equity Compensation Plans

The 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”) permits the granting of options, stock appreciation rights (each, an “SAR”), and other stock-based awards to purchase up to an aggregate of 1,600,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan is to be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. The 2009 Directors Plan replaced the 2005 Hansen Natural Corporation Stock Option Plan for Non-Employee Directors.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the most recent practical date, March 20, 2015 (unless otherwise noted below), the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock; (b) each of the Company’s directors and nominees for director; (c) the Company’s named executive officers; and (d) all of the Company’s current directors and executive officers as a group. In computing the number and percentage of shares beneficially owned by each person, we include any shares of Common Stock that could be acquired within 60 days of March 20, 2015 by the exercise of options or the vesting of restricted stock units. Such shares, however, are not counted in computing the percentage ownership of any other person.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percent of Class
Brandon Limited Partnership No. 1(1)	1,881,856	1.1%
Brandon Limited Partnership No. 2(2)	9,815,648	5.8%
Hilrod Holdings IV, L.P.	34,924	**	%
Hilrod Holdings V, L.P.	71,428	**	%
Hilrod Holdings VI, L.P.	107,900	**	%
Hilrod Holdings VII, L.P.	40,072	**	%
Hilrod Holdings VIII, L.P.	189,528	**	%
Hilrod Holdings IX, L.P.	401,148	**	%
Hilrod Holdings X, L.P.	83,306	**	%
Hilrod Holdings XI, L.P.	168,414	**	%
Hilrod Holdings XII, L.P.	170,356	**	%
Hilrod Holdings XIII, L.P.	800,000	**	%
Hilrod Holdings XIV, L.P.	2,000,000	1.2%
Hilrod Holdings XV, L.P.	287,736	**	%
Rodney C. Sacks 2008 GRAT #2	30,068	**	%
Rodney C. Sacks 2009 GRAT #2	77,121	**	%
RCS Direct 2010 GRAT	35,162	**	%
RCS Direct 2010 GRAT #2	1,612	**	%
RCS Direct 2011 GRAT	68,438	**	%
Sterling Trustees LLC(3)	12,258,454	7.2%
FMR LLC(4)	17,972,636	10.6%
Wellington Management Company, LLP(5)	11,188,295	6.6%
The Vanguard Group(6)	11,294,453	6.6%
BlackRock, Inc.(7)	8,553,022	5.0%
Rodney C. Sacks(8)	18,046,833	10.5%
Hilton H. Schlosberg(9)	18,031,481	10.5%
Mark J. Hall(10)	381,936	**	%
Thomas J. Kelly(11)	36,750	**	%
Sydney Selati	15,300	**	%
Norman C. Epstein(12)	11,198	**	%
Harold C. Taber, Jr.(13)	58,187	**	%
Benjamin M. Polk(14)	11,787	**	%
Mark S. Vidergauz	18,387	**	%
Officers and Directors, as a group (9 members)	20,559,543	11.9%

*Except as noted otherwise, the address for each of the named shareholders is 1 Monster Way, Corona, California 92879.

**Less than 1%.

(1) The mailing address of Brandon Limited Partnership No. 1 (“Brandon No. 1”) is 56 Conduit Street, London W1S 2YZ England. The general partners of Brandon No. 1 are Rodney C. Sacks and Hilton H. Schlosberg.

(2) The mailing address of Brandon Limited Partnership No. 2 (“Brandon No. 2”) is 56 Conduit Street, London W1S 2YZ England. The general partners of Brandon No. 2 are Rodney C. Sacks and Hilton H. Schlosberg.

(3) Based on Schedule 13G/A, filed February 12, 2015 by Sterling Trustees LLC, based on common shares held on December 31, 2014. The mailing address of this reporting person is 101 S. Main Avenue, Suite 310, Sioux Falls, SD 57104.

(4) Based on Schedule 13G/A, filed February 13, 2015 by FMR LLC, based on common shares held on December 31, 2014. The mailing address of this reporting person is 245 Summer Street, Boston, MA 02210.

(5) Based on Schedule 13G/A, filed February 12, 2015 by Wellington Management Company, LLP, based on common shares held on December 31, 2014. The mailing address of this reporting person is 280 Congress Street, Boston, MA 02210.

(6) Based on Schedule 13G/A, filed February 11, 2015 by The Vanguard Group, based on common shares held on December 31, 2014. The mailing address of this reporting person is 100 Vanguard Blvd, Malvern, PA 19355.

(7) Based on Schedule 13G, filed February 3, 2015 by BlackRock, Inc., based on common shares held on December 31, 2014. The mailing address of this reporting person is 55 East 52nd Street, New York, NY 10022.

(8) Includes 661,710 common shares owned by Mr. Sacks; 1,881,856 shares beneficially held by Brandon No. 1 because Mr. Sacks is one of Brandon No. 1’s general partners; 9,815,648 shares beneficially held by Brandon No. 2 because Mr. Sacks is one of Brandon No. 2’s general partners; 34,924 shares beneficially held by Hilrod Holdings IV, L.P. because Mr. Sacks is one of Hilrod Holdings IV’s general partners; 71,428 shares beneficially held by Hilrod Holdings V, L.P. because Mr. Sacks is one of Hilrod Holdings V’s general partners; 107,900 shares beneficially held by Hilrod Holdings VI, L.P. because Mr. Sacks is one of Hilrod Holdings VI’s general partners; 40,072 shares beneficially held by Hilrod Holdings VII, L.P. because Mr. Sacks is one of Hilrod Holdings VII’s general partners; 189,528 shares beneficially held by Hilrod Holdings VIII, L.P. because Mr. Sacks is one of Hilrod Holdings VIII’s general partners; 401,148 shares beneficially held by Hilrod Holdings IX, L.P. because Mr. Sacks is one of Hilrod Holdings IX’s general partners; 83,306 shares beneficially held by Hilrod Holdings X, L.P. because Mr. Sacks is one of Hilrod Holdings X’s general partners; 168,414 shares beneficially held by Hilrod Holdings XI, L.P. because Mr. Sacks is one of Hilrod Holdings XI’s general partners; 170,356 shares beneficially held by Hilrod Holdings XII, L.P. because Mr. Sacks is one of Hilrod Holdings XII’s general partners; 800,000 shares beneficially held by Hilrod Holdings XIII, L.P. because Mr. Sacks is one of Hilrod Holdings XIII’s general partners; 2,000,000 shares beneficially held by Hilrod Holdings XIV, L.P. because Mr. Sacks is one of Hilrod Holdings XIV’s general partners; 287,736 shares beneficially held by Hilrod Holdings XV, L.P. because Mr. Sacks is one of Hilrod Holdings XV’s general partners; 77,121 shares beneficially held by the Rodney C. Sacks 2009 GRAT #2 because Mr. Sacks is the co-trustee of the Rodney C. Sacks 2009 GRAT #2; 35,162 shares beneficially held by the RCS Direct 2010 GRAT because Mr. Sacks is the co-trustee of the RCS Direct 2010 GRAT; and 1,162 shares beneficially held by the RCS Direct 2010 GRAT #2 because Mr. Sacks is the co-trustee of the RCS Direct 2010 GRAT #2. Also includes options presently exercisable to purchase 960,000 common shares, out of options to purchase a total of 1,200,000 shares, exercisable at $8.44 per share, granted pursuant to a stock option agreement dated November 11, 2005 between the Company and Mr. Sacks; options presently exercisable to purchase 18,912 common shares, out of options to purchase a total of 800,000 shares, exercisable at $15.86 per share, granted pursuant to a stock option agreement dated June 2, 2008 between the Company and Mr. Sacks; options presently exercisable to purchase 100,000 common shares, out of options to purchase a total of 500,000 shares, exercisable at $17.82 per share, granted pursuant to a stock option agreement dated December 1, 2009 between the Company and Mr. Sacks; and options presently exercisable to purchase 140,000 common shares, out of options to purchase a total of 210,000 shares, exercisable at $53.96 per share, granted pursuant to a stock option agreement dated June 3, 2013 between the Company and Mr. Sacks (of which options to purchase 70,000 common shares are currently held by Hilrod Holdings XV, L.P.). On January 31, 2014, Mr. Sacks pledged 1,000,000 common shares.

Mr. Sacks disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 661,710 common shares; (ii) 1,218,912 shares presently exercisable under the stock option agreements; (iii) 349 shares beneficially held by Hilrod Holdings IV, L.P. because Mr. Sacks is one of Hilrod Holdings IV’s general partners; (iv) 714 shares beneficially held by Hilrod Holdings V, L.P. because Mr. Sacks is one of Hilrod Holdings V’s general partners; (v) 1,079 shares beneficially held by Hilrod Holdings VI, L.P. because Mr. Sacks is one of Hilrod Holdings VI’s general partners; (vi) 401 shares beneficially held by Hilrod Holdings VII, L.P. because Mr. Sacks is one of Hilrod Holdings VII’s general partners; (vii) 1,895 shares beneficially held by Hilrod Holdings VIII, L.P. because Mr. Sacks is one of Hilrod Holdings VIII’s general partners; (viii) 4,011 shares beneficially held by Hilrod Holdings IX, L.P. because Mr. Sacks is one of Hilrod Holdings IX’s general partners; (ix) 833 shares beneficially held by Hilrod Holdings X, L.P. because Mr. Sacks is one of Hilrod Holdings X’s general partners; (x) 1,684 shares beneficially held by Hilrod Holdings XI, L.P. because Mr. Sacks is one of Hilrod Holdings XI’s general partners; (xi) 1,704 shares beneficially held by Hilrod Holdings XII, L.P. because Mr. Sacks is one of Hilrod Holdings XII’s general partners; (xii) 8,000 shares beneficially held by Hilrod Holdings XIII, L.P. because Mr. Sacks is one of Hilrod Holdings XIII’s general partners; (xiii) 20,000 shares beneficially held by Hilrod Holdings XIV, L.P. because Mr. Sacks is one of Hilrod Holdings XIV’s general partners; and (xiv) 2,877 shares beneficially held by Hilrod Holdings XV, L.P. because Mr. Sacks is one of Hilrod Holdings XV’s general partners.

(9) Includes 661,747 common shares owned by Mr. Schlosberg; 1,881,856 shares beneficially held by Brandon No. 1 because Mr. Schlosberg is one of Brandon No. 1’s general partners; 9,815,648 shares beneficially held by Brandon No. 2 because Mr. Schlosberg is one of Brandon No. 2’s general partners; 34,924 shares beneficially held by Hilrod Holdings IV, L.P. because Mr. Schlosberg is one of Hilrod Holdings IV’s general partners; 71,428 shares beneficially held by Hilrod Holdings V, L.P. because Mr. Schlosberg is one of Hilrod Holdings V’s general partners; 107,900 shares beneficially held by Hilrod Holdings VI, L.P. because Mr. Schlosberg is one of Hilrod Holdings VI’s general partners; 40,072 shares beneficially held by Hilrod Holdings VII, L.P. because Mr. Schlosberg is one of Hilrod Holdings VII’s general partners; 189,528 shares beneficially held by Hilrod Holdings VIII, L.P. because Mr. Schlosberg is one of Hilrod Holdings VIII’s general partners; 401,148 shares beneficially held by Hilrod Holdings IX, L.P. because Mr. Schlosberg is one of Hilrod Holdings IX’s general partners; 83,306 shares beneficially held by Hilrod Holdings X, L.P. because Mr. Schlosberg is one of Hilrod Holdings X’s general partners; 168,414 shares beneficially held by Hilrod Holdings XI, L.P. because Mr. Schlosberg is one of Hilrod Holdings XI’s general partners; 170,356 shares beneficially held by Hilrod Holdings XII, L.P. because Mr. Schlosberg is one of Hilrod Holdings XII’s general partners; 800,000 shares beneficially held by Hilrod Holdings XIII, L.P. because Mr. Schlosberg is one of Hilrod Holdings XIII’s general partners; 2,000,000 shares beneficially held by Hilrod Holdings XIV, L.P. because Mr. Schlosberg is one of Hilrod Holdings XIV’s general partners; 287,736 shares beneficially held by Hilrod Holdings XV, L.P. because Mr. Schlosberg is one of Hilrod Holdings XV’s general partners; 30,068 shares beneficially held by the Rodney C. Sacks 2008 GRAT #2 because Mr. Schlosberg is the co-trustee of the Rodney C. Sacks 2008 GRAT #2; and 68,438 shares beneficially held by the RCS Direct 2011 GRAT because Mr. Schlosberg is the trustee of the RCS Direct 2011 GRAT. Also includes options presently exercisable to purchase 960,000 common shares, out of options to purchase a total of 1,200,000 shares, exercisable at $8.44 per share, granted pursuant to a stock option agreement dated November 11, 2005 between the Company and Mr. Schlosberg; options presently exercisable to purchase 18,912 common shares, out of options to purchase a total of 800,000 shares, exercisable at $15.86 per share, granted pursuant to a stock option agreement dated June 2, 2008 between the Company and Mr. Schlosberg; options presently exercisable to purchase 100,000 common shares, out of options to purchase a total of 500,000 shares, exercisable at $17.82 per share, granted pursuant to a stock option agreement dated December 1, 2009 between the Company and Mr. Schlosberg; and options presently exercisable to purchase 140,000 common shares, out of options to purchase a total of 210,000 shares, exercisable at $53.96 per share, granted pursuant to a stock option agreement dated June 3, 2013 between the Company and Mr. Schlosberg (of which options to purchase 70,000 common shares are currently held by Hilrod Holdings XV, L.P.). On January 31, 2014, Mr. Schlosberg pledged 1,000,000 common shares.

Mr. Schlosberg disclaims beneficial ownership of all shares deemed beneficially owned by him hereunder except (i) 661,747 common shares; (ii) 1,218,912 shares presently exercisable under the stock option agreements; (iii) 349 shares beneficially held by Hilrod Holdings IV, L.P. because Mr. Schlosberg is one of Hilrod Holdings IV’s general partners; (iv) 714 shares beneficially held by Hilrod Holdings V, L.P. because Mr. Schlosberg is one of Hilrod Holdings V’s general partners; (v) 1,079 shares beneficially held by Hilrod Holdings VI, L.P. because Mr. Schlosberg is one of Hilrod Holdings VI’s general partners; (vi) 401 shares beneficially held by Hilrod Holdings VII, L.P. because Mr. Schlosberg is one of Hilrod Holdings VII’s general partners; (vii) 1,895 shares beneficially held by Hilrod Holdings VIII, L.P. because Mr. Schlosberg is one of Hilrod Holdings VIII’s general partners; (viii) 4,011 shares beneficially held by Hilrod Holdings IX, L.P. because Mr. Schlosberg is one of Hilrod Holdings IX’s general partners; (ix) 833 shares beneficially held by Hilrod Holdings X, L.P. because Mr. Schlosberg is one of Hilrod Holdings X’s general partners; (x) 1,684 shares beneficially held by Hilrod Holdings XI, L.P. because Mr. Schlosberg is one of Hilrod Holdings XI’s general partners; (xi) 1,704 shares beneficially held by Hilrod Holdings XII, L.P. because Mr. Schlosberg is one of Hilrod Holdings XII’s general partners; (xii) 8,000 shares beneficially held by Hilrod Holdings XIII, L.P. because Mr. Schlosberg is one of Hilrod Holdings XIII’s general partners; (xiii) 20,000 shares beneficially held by Hilrod Holdings XIV, L.P. because Mr. Schlosberg is one of Hilrod Holdings XIV’s general partners; and (xiv) 2,877 shares beneficially held by Hilrod Holdings XV, L.P. because Mr. Schlosberg is one of Hilrod Holdings XV’s general partners.

(10) Includes 263,936 common shares owned by Mr. Hall; options presently exercisable to purchase 80,000 common shares, out of options to purchase a total of 400,000 shares, exercisable at $17.82 per share, granted pursuant to a stock option agreement dated December 1, 2009 between the Company and Mr. Hall; options presently exercisable to purchase 20,000 common shares, out of options to purchase a total of 100,000 shares, exercisable at $26.26 per share, granted pursuant to a stock option agreement dated December 1, 2010 between the Company and Mr. Hall; options exercisable within 60 days to purchase 15,000 common shares, out of options to purchase a total of 100,000 shares, exercisable at $47.13 per share, granted pursuant to a stock option agreement dated March 14, 2013 between the Company and Mr. Hall; and options exercisable within 60 days to purchase 3,000 common shares, out of options to purchase a total of 30,000 shares, exercisable at $70.06 per share, granted pursuant to a stock option agreement dated March 14, 2014 between the Company and Mr. Hall.

(11) Includes options presently exercisable to purchase 8,000 common shares, out of options to purchase a total of 40,000 shares, exercisable at $15.86 per share, granted pursuant to a stock option agreement dated June 2, 2008 between the Company and Mr. Kelly; options presently exercisable to purchase 8,000 common shares, out of options to purchase a total of 20,000 shares, exercisable at $18.07 per share, granted pursuant to a stock option agreement dated June 1, 2009 between the Company and Mr. Kelly; options presently exercisable to purchase 8,000 common shares, out of options to purchase a total of 20,000 shares, exercisable at $17.82 per share, granted pursuant to a stock option agreement dated December 1, 2009 between the Company and Mr. Kelly; options presently exercisable to purchase 8,000 common shares, out of options to purchase a total of 20,000 shares, exercisable at $26.26 per share, granted pursuant to a stock option agreement dated December 1, 2010 between the Company and Mr. Kelly; options presently exercisable or exercisable within 60 days to purchase 3,750 common shares, out of options to purchase a total of 15,000 shares, exercisable at $47.13 per share, granted pursuant to a stock option agreement dated March 14, 2013 between the Company and Mr. Kelly; and options exercisable within 60 days to purchase 1,000 common shares, out of options to purchase a total of 10,000 shares, exercisable at $70.06 per share, granted pursuant to a stock option agreement dated March 14, 2014 between the Company and Mr. Kelly.

(12) Includes 3,198 common shares owned by Mr. Epstein; and 8,000 shares beneficially held by Shoreland Investments because Mr. Epstein is one of Shoreland Investment’s general partners.

(13) Includes 12,863 common shares owned by Mr. Taber; options presently exercisable to purchase 38,400 common shares, out of options to purchase a total of 38,400 shares, exercisable at $8.44 per share, granted pursuant to a stock option agreement dated November 11, 2005 between the Company and Mr. Taber; options presently exercisable to purchase 4,334 common shares, out of options to purchase a total of 4,334 shares, exercisable at $19.20 per share, granted pursuant to a stock option agreement dated June 9, 2010 between the Company and Mr. Taber; and options presently exercisable to purchase 2,590 common shares, out of options to purchase a total of 2,590 shares, exercisable at $34.06 per share, granted pursuant to a stock option agreement dated May 18, 2011 between the Company and Mr. Taber.

(14) Includes 4,863 common shares owned by Mr. Polk; options presently exercisable to purchase 4,334 common shares, out of options to purchase a total of 4,334 shares, exercisable at $19.20 per share, granted pursuant to a stock option agreement dated June 9, 2010 between the Company and Mr. Polk; and options presently exercisable to purchase 2,590 common shares, out of options to purchase a total of 2,590 shares, exercisable at $34.06 per share, granted pursuant to a stock option agreement dated May 18, 2011 between the Company and Mr. Polk.

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

As of March 20, 2015, 10,324,513 shares were available for grant under equity compensation plans.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

2014 Related Party Transactions

During 2014, we purchased promotional items from IFM Group, Inc. (“IFM”). Rodney C. Sacks, together with members of his family, owns approximately 27% of the issued shares in IFM. Hilton H. Schlosberg, together with members of his family, owns approximately 58% of the issued shares in IFM. Expenses incurred with such company in connection with promotional materials purchased during the fiscal years ended December 31, 2014 and 2013 were $0.6 million and $1.0 million, respectively. We continue to purchase promotional items from IFM in 2015.

Related Party Transactions in General

Each director and nominee for election as a director delivers to the Company annually a questionnaire that includes, among other things, information relating to any transactions the director or nominee, or their family members, may have with the Company, or in which the director or nominee, or such family member, has a direct or indirect material interest.

The Board, as well as its Audit Committee, reviews, approves and monitors all related party transactions. The Audit Committee’s policies and procedures for related party transactions are not in writing, but the proceedings are documented in the minutes of the Board and/or Audit Committee meetings. The Audit Committee will assess, among factors it deems appropriate, whether the transaction is on terms no more favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The Audit Committee is responsible for reviewing all related party transactions on a continuing basis as well as potential conflict of interest situations where appropriate. No director will participate in any discussion or approval of a transaction for which he is a related party, except that this director will provide all material information concerning the transaction to the Audit Committee.

Director Independence

The Board has determined that Messrs. Epstein, Taber, Selati, Vidergauz and Polk are independent directors under applicable NASDAQ Marketplace Rules and SEC regulations.

Item 14.          Principal Accountant Firm Fees and Services

Fees of Independent Registered Public Accounting Firm for 2013 and 2014

Aggregate fees billed and unbilled to the Company for service provided for the fiscal years ended December 31, 2014 and 2013 by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”):

	Year ended December 31,
	2014	2013
Audit Fees	$1,303,130	$ 1,228,050
Tax Fees[1]	943,319	589,227
All Other Fees[2]	130,233	-
Total Fees[3]	$2,376,682	$ 1,817,277

1 Tax fees consisted of fees for tax consultation services including advisory services for a state tax analysis and domestic and international tax advice.

2 All other fees consisted of fees incurred in connection with other transactions for the Company.

3For the years ended December 31, 2014 and 2013, all of the services performed by Deloitte & Touche were approved by the Audit Committee.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its chairman when necessary due to timing considerations. Any services approved by the chairman must be reported to the full Audit Committee at its next scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval policies, and the fees for the services performed to date. All services in the table above were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: April 6, 2015
Chairman of the Board

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as indicated by footnote.

2.1**

Transaction Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation, New Laser Merger Corp, The Coca-Cola Company and European Refreshments, as amended (incorporated by reference from exhibit 2.1 to the Form S-4/A filed by New Laser Corporation and dated March 12, 2015, File No. 333-201839).

2.2**

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
10.6

Single Tenant Industrial Lease, made and entered into as of October 13, 2006 by and between Watson Land Company, a California Corporation, and Hansen Beverage Company, a Delaware Corporation (incorporated by reference to exhibit 10.67 to our Form 10-K dated June 6, 2007).

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

10.29+	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.30+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.31+	Agreement between the Company and Mark Hall, dated October 28, 2013 (incorporated by reference to exhibit 10.52 to our Form 10-K dated March 3, 2014).
10.32+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.33+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
21	Subsidiaries (incorporated by reference to Exhibit 21 to our Form 10-K dated March 2, 2015).
23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to our Form 10-K dated March 2, 2015).
31.1

Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to our Form 10-K dated March 2, 2015).

31.2

Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to our Form 10-K dated March 2, 2015).

31.3*

Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Amendment No. 1 to Monster’s Annual Report on Form 10-K for the year ended December 31, 2014.

31.4*

Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Amendment No. 1 to Monster’s Annual Report on Form 10-K for the year ended December 31, 2014.

32.1

Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Form 10-K dated March 2, 2015).

32.2

Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to our Form 10-K dated March 2, 2015).

101

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to our Form 10-K dated March 2, 2015).

*          Filed herewith.

+            Management contract or compensatory plans or arrangements.

**        Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC a copy of any omitted schedule, annex or exhibit upon request.