Form 10-Q
period 2015-03-31
Monster Beverage Corp
filed 2015-05-11
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 170,171,054 shares of common stock, par value $0.005 per share, outstanding as of April 28, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(In Thousands, Except Par Value) (Unaudited)	_

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$362,787	$370,323
Short-term investments	647,284	781,134
Accounts receivable, net	343,427	280,203
Distributor receivables	628	552
Inventories	197,914	174,573
Prepaid expenses and other current assets	25,174	19,673
Intangibles held-for-sale, net	18,079	18,079
Prepaid income taxes	21,648	8,617
Deferred income taxes	224,954	40,275
Total current assets	1,841,895	1,693,429

INVESTMENTS	41,240	42,940
PROPERTY AND EQUIPMENT, net	88,296	90,156
DEFERRED INCOME TAXES	54,106	54,106
INTANGIBLES, net	52,300	50,748
OTHER ASSETS	7,109	7,496
Total Assets	$2,084,946	$1,938,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$167,789	$127,641
Accrued liabilities	46,147	40,271
Accrued promotional allowances	107,229	114,047
Accrued distributor terminations	205,980	-
Deferred revenue	10,584	49,926
Accrued compensation	9,972	17,983
Income taxes payable	1,586	5,848
Total current liabilities	549,287	355,716

DEFERRED REVENUE	67,305	68,009

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 211,609 shares issued and 170,158 outstanding as of March 31, 2015; 207,004 shares issued and 167,722 outstanding as of December 31, 2014	1,058	1,035
Additional paid-in capital	636,274	426,145
Retained earnings	2,334,924	2,330,510
Accumulated other comprehensive loss	(21,433)	(11,453)
Common stock in treasury, at cost; 41,451 and 39,282 shares as of March 31, 2015 and December 31, 2014, respectively	(1,482,469)	(1,231,087)
Total stockholders’ equity	1,468,354	1,515,150
Total Liabilities and Stockholders’ Equity	$2,084,946	$1,938,875

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2015 AND 2014

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2015	2014

NET SALES	$626,791	$536,129

COST OF SALES	257,834	249,311

GROSS PROFIT	368,957	286,818

OPERATING EXPENSES	361,328	137,955

OPERATING INCOME	7,629	148,863

INTEREST AND OTHER INCOME, net	1,233	154

INCOME BEFORE PROVISION FOR INCOME TAXES	8,862	149,017

PROVISION FOR INCOME TAXES	4,448	53,767

NET INCOME	$4,414	$95,250

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.57
Diluted	$0.03	$0.55

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	169,871	166,913
Diluted	173,778	173,741

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2015 AND 2014

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2015	2014
Net income, as reported	$4,414	$95,250
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(9,980)	102
Available-for-sale investments:
Change in net unrealized gains	-	-
Reclassification adjustment for net gains included in net income	-	-
Net change in available-for-sale investments	-	-
Other comprehensive (loss) income	(9,980)	102
Comprehensive (loss) income	$(5,566)	$95,352

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2015 AND 2014

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,414	$95,250
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,470	6,453
Gain on disposal of property and equipment	(46)	(100)
Stock-based compensation	6,354	6,986
Loss on put option	-	67
Gain on investments, net	-	(66)
Deferred income taxes	-	168
Excess tax benefit from stock-based compensation	(184,679)	(2,602)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(68,138)	(42,544)
Distributor receivables	66	947
Inventories	(26,547)	17,410
Prepaid expenses and other current assets	(5,895)	(7,110)
Prepaid income taxes	(13,498)	4,417
Accounts payable	42,742	6,068
Accrued liabilities	5,387	4,610
Accrued promotional allowances	(2,160)	14,708
Accrued distributor terminations	205,980	-
Accrued compensation	(7,866)	(5,838)
Income taxes payable	(4,298)	39,095
Deferred revenue	(40,041)	(1,517)
Net cash (used in) provided by operating activities	(81,755)	136,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	253,732	151,035
Sales of available-for-sale investments	101	-
Sales of trading investments	-	1,725
Purchases of held-to-maturity investments	(118,283)	(187,718)
Purchases of property and equipment	(4,687)	(9,871)
Proceeds from sale of property and equipment	102	237
(Increase) decrease in intangibles	(1,552)	105
Decrease in other assets	227	543
Net cash provided by (used in) investing activities	129,640	(43,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(196)	(620)
Excess tax benefit from stock-based compensation	184,679	2,602
Issuance of common stock	19,119	5,728
Purchases of common stock held in treasury	(251,382)	(20)
Net cash (used in) provided by financing activities	(47,780)	7,690

Effect of exchange rate changes on cash and cash equivalents	(7,641)	523

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,536)	100,671
CASH AND CASH EQUIVALENTS, beginning of period	370,323	211,349
CASH AND CASH EQUIVALENTS, end of period	$362,787	$312,020

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$5	$12
Income taxes	$22,703	$9,747

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2015 AND 2014

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.2 million for both the three-months ended March 31, 2015 and 2014.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company” or, in reference to the Company’s former name, “Hansen Natural Corporation”) Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2015 and 2014 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    ACQUISITIONS AND DIVESTITURES

On August 14, 2014, the Company and The Coca-Cola Company (“TCCC”) entered into definitive agreements contemplating a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”). In the TCCC Transaction, the Company, New Laser Corporation, a wholly owned subsidiary of the Company (“NewCo”), New Laser Merger Corp., a wholly owned subsidiary of NewCo (“Merger Sub”), TCCC and European Refreshments, an indirect wholly owned subsidiary of TCCC, entered into a transaction agreement, and the Company, TCCC and NewCo entered into an asset transfer agreement. Pursuant to the agreements, the Company will reorganize into a new holding company by merging Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of NewCo.  In the merger, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.

Subject to the terms and conditions of the agreements, upon the closing of the TCCC Transaction, (1) TCCC will acquire newly issued NewCo common shares representing approximately 16.7% of the total number of outstanding NewCo common shares (giving effect to such issuance) and TCCC will be entitled to appoint two individuals (reduced to one in 36 months or if TCCC’s equity interest in NewCo exceeds 20%) to NewCo’s Board of Directors for a specified period, (2) TCCC will transfer all rights in and to its global energy drink business (including the NOS®, Full Throttle®, Burn®, Mother®, Play® and Power Play®, and Relentless® brands) to NewCo, and the Company will transfer all of its rights in and to its non-energy drink business (including the Hansen’s® Natural Soda, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Product brands) to TCCC, (3) the Company and TCCC will amend the distribution coordination agreements currently existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (4) TCCC or one of its subsidiaries will make a net cash payment to the Company of $2.15 billion, of which up to $625.0 million of which will be held in escrow (the “Escrow Agreement”), subject to release upon achievement of milestones relating to the transfer of distribution rights to TCCC’s distribution network.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Under the terms of the Escrow Agreement and the transition payment agreement expected to be entered into in connection therewith, if the distribution rights in the U.S. that are transitioned to TCCC’s distribution network represent case sales in excess of the following percentages of a target case sale amount agreed to by the parties, amounts in the escrow fund in excess of the applicable amounts below will be released to the Company:

Percentage Transitioned	Escrow Release
40%	Amounts in excess of $375 million
50%	Amounts in excess of $312.5 million
60%	Amounts in excess of $250 million
70%	Amounts in excess of $187.5 million
80%	Amounts in excess of $125 million
90%	Amounts in excess of $62.5 million
95%	All remaining amounts

On the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount, less an amount sufficient to cover any unresolved claims, will be released to TCCC. Any severance or other release amount described above that becomes payable following the one-year anniversary will be paid directly from TCCC to the Company.

TCCC is contractually obligated to authorize payment to the Company of the funds in escrow upon achievement of the milestones referred to above. As of April 6, 2015, distribution rights in the U.S. representing approximately 84% of the target case sales have been transitioned to TCCC’s distribution network. In addition, the Company has sent notices of termination representing an additional 5% of the affected third-party distributors, and the associated distribution rights for those territories will be transitioned to TCCC’s distribution network effective as of May 11, 2015. As a result, it is anticipated that $125 million will be held in escrow at the closing, with the remaining $500 million to be paid to the Company at closing. The Company expects to commence steps to transition sufficient additional distribution rights following the closing of the TCCC Transaction, which will, in due course, result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

The closing of the TCCC Transaction is subject to customary closing conditions and is now expected to close in the second quarter of 2015.

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

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$15,991	$-	$1	$15,990	$-	$-
Municipal securities	622,082	48	-	622,130	-	-
U.S. Government Agencies	1,401	-	-	1,401	-	-
Long-term:
Municipal securities	33,662	8	-	33,670	-	-
U.S. Government Agencies	7,578	-	7	7,571	-	-
Available-for-sale
Variable rate demand notes	3,900	-	-	3,900	-	-
Total	$684,614	$56	$8	684,662	$-	$-
Trading
Short-term:
Auction rate securities				3,910
Long-term:
Auction rate securities				-
Total				$688,572

December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$19,482	$-	$2	$19,480	$-	$-
Municipal securities	744,542	105	-	744,647	-	-
U.S. Government Agencies	9,199	-	1	9,198	-	-
Long-term:
Municipal securities	42,940	10	-	42,950	-	-
Available-for-sale
Variable rate demand notes	4,001	-	-	4,001	-	-
Total	$820,164	$115	$3	820,276	$-	$-
Trading
Short-term:
Auction rate securities				3,910
Long-term:
Auction rate securities				-
Total				$824,186

During the three-months ended March 31, 2015 and 2014, realized gains or losses recognized on the sale of investments were not significant. During the three-months ended March 31, 2015 and 2014, the net gains recognized on the Company’s trading securities was not significant.

The Company’s investments at March 31, 2015 and December 31, 2014 in commercial paper, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven day, settlement basis. All of the Company’s investments at March 31, 2015 and December 31, 2014 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2015		December 31, 2014

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$15,991	$15,990	$19,482	$19,480
Municipal securities	622,082	622,130	744,542	744,647
U.S. government agency securities	1,401	1,401	9,199	9,198
Due 1 - 10 years:
Municipal securities	33,662	33,670	42,940	42,950
U.S. government agency securities	7,578	7,571
Due 11 - 20 years:
Auction rate securities	3,910	3,910	3,910	3,910
Due 21 - 30 years:
Variable rate demand notes	3,900	3,900	4,001	4,001
Total	$688,524	$688,572	$824,074	$824,186

5.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

Accounting Standards Codification (“ASC”) 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$162,105	$-	$-	$162,105
Money market funds	197,887	-	-	197,887
Commercial paper	-	15,991	-	15,991
Municipal securities	-	658,539	-	658,539
U.S. government agency securities	-	8,979	-	8,979
Variable rate demand notes	-	3,900	-	3,900
Auction rate securities	-	-	3,910	3,910
Put option related to auction rate securities	-	-	250	250
Foreign currency derivatives	-	216	-	216
Total	$359,992	$687,625	$4,160	$1,051,777

Amounts included in:
Cash and cash equivalents	$359,992	$2,795	$-	$362,787
Short-term investments	-	643,374	3,910	647,284
Accounts receivable, net	-	393	-	393
Investments	-	41,240	-	41,240
Prepaid expenses and other current assets	-	-	250	250
Accrued liabilities	-	(177)	-	(177)
Total	$359,992	$687,625	$4,160	$1,051,777

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash	$196,090	$-	$-	$196,090
Money market funds	106,928	-	-	106,928
Commercial paper	-	19,482	-	19,482
Municipal securities	-	854,787	-	854,787
U.S. government agency securities	-	9,199	-	9,199
Variable rate demand notes	-	4,001	-	4,001
Auction rate securities	-	-	3,910	3,910
Put option related to auction rate securities	-	-	250	250
Foreign currency derivatives	-	(252)	-	(252)
Total	$303,018	$887,217	$4,160	$1,194,395

Amounts included in:
Cash and cash equivalents	$303,018	$67,305	$-	$370,323
Short-term investments	-	777,224	3,910	781,134
Accounts receivable, net	-	83	-	83
Investments	-	42,940	-	42,940
Prepaid expenses and other current assets	-	-	250	250
Accrued liabilities	-	(335)	-	(335)
Total	$303,018	$887,217	$4,160	$1,194,395

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include commercial paper, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2015 or the year ended December 31, 2014, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the three-months ended March 31, 2015.

At March 31, 2015, the Company held auction rate securities with a face value of $4.2 million (amortized cost basis of $3.9 million). A Level 3 valuation was performed on the Company’s auction rate securities as of March 31, 2015 resulting in a fair value of $3.9 million for the Company’s trading auction rate securities (after a $0.3 million impairment), which are included in short-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the three-months ended March 31, 2015, no 2011 ARS Securities were redeemed ($13.1 million, $2.3 million, $1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par during the years ended December 31, 2014, 2013, 2012 and 2011, respectively). Subsequent to March 31, 2015, $0.7 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of March 31, 2015, the Company recorded $0.3 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended March 31, 2015		Three-Months Ended March 31, 2014
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$3,910	$250	$16,184	$1,092
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	-	-	67	(68)
Included in other comprehensive income	-	-	-	-
Settlements	-	-	(1,725)	-
Closing Balance	$3,910	$250	$14,526	$1,024

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2015 and the year ended December 31, 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2015 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income, net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay AUD	$8,069	$166	Accounts receivable, net
Receive USD/pay JPY	9,367	60	Accounts receivable, net
Receive USD/pay ZAR	13,161	101	Accounts receivable, net
Receive USD/pay MXN	6,349	30	Accounts receivable, net
Receive USD/pay CLP	2,828	-	Accounts receivable, net
Receive USD/pay COP	2,628	36	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$11,252	$(177)	Accrued liabilities

December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$19,940	$83	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$13,265	$(75)	Accrued liabilities
Receive USD/pay AUD	8,343	(48)	Accrued liabilities
Receive USD/pay JPY	10,620	(84)	Accrued liabilities
Receive USD/pay ZAR	14,760	(105)	Accrued liabilities
Receive USD/pay MXN	4,961	(11)	Accrued liabilities
Receive USD/pay CLP	2,685	(10)	Accrued liabilities
Receive USD/pay COP	2,845	(2)	Accrued liabilities

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of loss recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	March 31, 2015	March 31, 2014

Foreign currency exchange contracts	Interest and other income, net	$(1,856)	$(359)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2015	December 31, 2014
Raw materials	$65,311	$59,938
Finished goods	132,603	114,635
	$197,914	$174,573

8.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2015	December 31, 2014
Land	$6,792	$6,792
Leasehold improvements	2,723	2,796
Furniture and fixtures	3,359	3,371
Office and computer equipment	10,229	10,072
Computer software	1,774	1,317
Equipment	86,887	84,263
Buildings	37,746	37,311
Vehicles	27,235	27,813
	176,745	173,735
Less: accumulated depreciation and amortization	(88,449)	(83,579)
	$88,296	$90,156

9.                                    INTANGIBLES, Net

Intangibles consist of the following at:

	March 31, 2015	December 31, 2014
Amortizing intangibles	$233	$233
Accumulated amortization	(50)	(50)
	183	183
Non-amortizing intangibles	52,117	50,565
	$52,300	$50,748

All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives ranging from one to 25 years (weighted-average life of 17 years). Total amortization expense recorded was $0.001 million and $0.1 million for the three-months ended March 31, 2015 and 2014, respectively. At March 31, 2015, $18.0 million of non-amortizing intangibles and $0.1 million of amortizing intangibles (net of accumulated amortization) are subject to divestiture under the TCCC Transaction and are included in intangibles held-for-sale in the accompanying consolidated balance sheet at March 31, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.                            DISTRIBUTION AGREEMENTS

As part of the TCCC Transaction, the amended distribution coordination agreements to be entered into with TCCC provide for the transition of third parties’ rights to distribute the Company’s products in most territories in the U.S. and Canada to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners. In February 2015, in accordance with its existing agreements with certain affected third-party distributors, the Company sent notices of termination to the applicable affected third-party distributors in the U.S., providing for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $206.0 million for the three-months ended March 31, 2015. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2015.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $43.3 million and $3.7 million for the three-months ended March 31, 2015 and 2014, respectively. Included in the $43.3 million of revenue recognized for the three-months ended March 31, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015, as described above.

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $22.5 million at March 31, 2015, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $93.3 million at March 31, 2015, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $11.5 million at March 31, 2015, which related primarily to warehouse and office space.

In April 2015, the Company entered into an agreement, subject to the attainment of requisite entitlements, to acquire approximately 56 acres of vacant land located in Jurupa Valley, CA for an estimated purchase price of $38.1 million. The Company plans to construct a new warehouse on such land, which will replace its existing leased warehouse space located in Corona, CA. The Company has deposited $0.5 million into escrow with the balance due at closing. There is no assurance the Company will be successful in obtaining the requisite entitlements.

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

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena in the Supreme Court, New York County. The motion was fully briefed and was argued on March 17, 2015.  No decision has been rendered. It is unknown what, if any, action the state attorney general may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 17, 2013, the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action. The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013. The appeal is fully briefed but has not yet been set for argument.

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

After a motion to strike filed by the Company was granted in part, on March 20, 2014, the City Attorney filed an amended complaint, adding allegations supporting the theory for relief as to which the Court had granted the motion to strike. On April 18, 2014, the Company filed a renewed motion to strike, as well as a motion asking the Court to bifurcate and/or stay claims relating to the safety of Monster Energy® drinks, pending resolution of the ongoing FDA investigation of the safety and labeling of food products to which caffeine is added. On May 22, 2014, the Court denied the Company’s motion to strike and motion to bifurcate and/or stay claims relating to safety.

On September 5, 2014, the City Attorney filed a second amended complaint, adding Monster Energy Company as a defendant. The Company and Monster Energy Company filed answers to the second amended complaint on October 4, 2014 and November 10, 2014, respectively. Discovery is ongoing.

The Court has set the case for a two-week bench trial beginning on February 8, 2016.

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

The actions or investigations described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, the Company’s financial condition, operating results and cash flows could be materially affected.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of March 31, 2015, the Company’s consolidated balance sheets include accrued loss contingencies of approximately $5.5 million, and receivables for insurance reimbursements of approximately $1.8 million.

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2015 are as follows:

Currency Translation Losses

Balance at December 31, 2014	$11,453
Other comprehensive loss before reclassifications	9,980
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive loss	9,980
Balance at March 31, 2015	$21,433

13.                            TREASURY STOCK PURCHASE

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”). During the three-months ended March 31, 2015, no shares of common stock were purchased under the April 2013 Repurchase Plan.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the three-months ended March 31, 2015, 2.2 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $251.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2015: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $6.4 million and $7.0 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended March 31, 2015 and 2014, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended March 31, 2015 and 2014 was $184.7 million and $2.6 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2015 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	37.1%	43.1%
Risk-free interest rate	1.6%	1.6%
Expected term	5.8 years	5.9 years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	13,066	$19.73	3.1	$1,158,412
Granted 01/01/15 - 03/31/15	903	$133.68
Exercised	(4,589)	$4.17
Cancelled or forfeited	(16)	$40.61
Outstanding at March 31, 2015	9,364	$38.30	4.8	$937,246
Vested and expected to vest in the future at March 31, 2015	8,869	$35.23	4.6	$915,012
Exercisable at March 31, 2015	6,284	$17.00	2.9	$762,806

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2015 and 2014 was $50.16 per share and $29.86 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2015 and 2014 was $515.7 million and $11.4 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2015 and 2014 was approximately $19.0 million and $5.7 million, respectively.

At March 31, 2015, there was $88.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	149	$61.09
Granted	83	$135.48
Vested	(16)	$57.05
Forfeited/cancelled	(2)	$57.45
Non-vested at March 31, 2015	214	$90.23

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended March 31, 2015 was $135.48 per share. No awards were granted during the three-months ended March 31, 2014. As of March 31, 2015, 0.2 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At March 31, 2015, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $16.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

15.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2015:

Gross Unrecognized Tax Benefits
Balance at December 31, 2014	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at March 31, 2015	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2015, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On March 8, 2013, the Internal Revenue Service (“IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2010 and 2011. The examination was completed in January 2015 with no material adjustments. The Company is also in various stages of examination with certain states and certain foreign jurisdictions. The 2012 and 2013 U.S. federal income tax returns are subject to IRS examination. State income tax returns are subject to examination for the 2010 through 2013 tax years.

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended
	March 31,
	2015	2014
Weighted-average shares outstanding:
Basic	169,871	166,913
Dilutive securities	3,907	6,828
Diluted	173,778	173,741

For the three-months ended March 31, 2015 and 2014, options and awards outstanding totaling 0.4 million shares and 0.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

The Company has two operating and reportable segments, namely Direct Store Delivery (“DSD”), whose principal products comprise energy drinks, and Warehouse (“Warehouse”), whose principal products comprise juice-based and soda beverages.  The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Corporate and unallocated amounts that do not relate to DSD or Warehouse segments have been allocated to “Corporate & Unallocated.” No asset information has been provided for the Company’s reportable segments as management does not measure or allocate assets on a segment basis. Following the consummation of the TCCC Transaction, the Company anticipates that it will have two operating and reporting segments: Finished Products, the principal products of which will likely include the Company’s Monster Energy® drink products that currently make up the majority of the DSD segment, and Concentrate, the principal products of which will likely include the various energy drink brands transferred to the Company from TCCC.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the DSD and Warehouse segments and other financial information related thereto are as follows:

	Three-Months Ended March 31, 2015
	DSD		Warehouse	Corporate and Unallocated	Total
Net sales	$605,811	(1)	$20,980	$-	$626,791	(1)
Contribution margin*	57,660	(2)	(40)	-	57,620	(2)
Corporate and unallocated expenses	-		-	(49,991)	(49,991)
Operating income					7,629	(1), (2)
Interest and other income, net	42		-	1,191	1,233
Income before provision for income taxes					8,862	(1), (2)
Depreciation and amortization	(5,119)		(75)	(1,276)	(6,470)

	Three-Months Ended March 31, 2014
	DSD		Warehouse	Corporate and Unallocated	Total
Net sales	$514,355	(1)	$21,774	$-	$536,129	(1)
Contribution margin*	186,468	(2)	296	-	186,764	(2)
Corporate and unallocated expenses	-		-	(37,901)	(37,901)
Operating income					148,863	(1), (2)
Other income (expense)	26		-	128	154
Income before provision for income taxes					149,017	(1), (2)
Depreciation and amortization	(4,944)		(81)	(1,428)	(6,453)

(1) Includes $43.3 million and $3.7 million for the three-months ended March 31, 2015 and 2014, respectively, related to the recognition of deferred revenue. Included in the $43.3 million recognition of deferred revenue for the three-months ended March 31, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

(2) Includes $206.0 million and $0.01 million for the three-months ended March 31, 2015 and 2014, respectively, related to distributor termination costs.

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

Corporate and unallocated expenses were $50.0 million for the three-months ended March 31, 2015 and included $28.5 million of payroll costs, of which $6.4 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $14.5 million of professional service expenses, including accounting and legal costs and $7.0 million of other operating expenses.  Corporate and unallocated expenses were $37.9 million for the three-months ended March 31, 2014 and included $21.1 million of payroll costs, of which $7.0 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $10.1 million attributable to professional service expenses, including accounting and legal costs, and $6.7 million attributable to other operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Coca-Cola Refreshments USA Inc. (“CCR”), a customer of the DSD segment, accounted for approximately 35% and 31% of the Company’s net sales for the three-months ended March 31, 2015 and 2014, respectively.

Net sales to customers outside the United States amounted to $113.0 million and $115.8 million for the three-months ended March 31, 2015 and 2014, respectively.

The Company’s net sales by product line were as follows:

	Three-Months Ended
	March 31,
Product Line	2015	2014
Energy drinks	$552,729	$499,013
Non-carbonated (primarily juice based beverages and Peace Tea® iced teas)	24,513	26,446
Carbonated (primarily soda beverages)	6,202	7,014
Other	43,347	3,656
	$626,791	$536,129

18.                            RELATED PARTY TRANSACTIONS

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2015 and 2014 were $0.9 million and $0.07 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Monster Beverage Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 1 Monster Way, Corona, California 92879 and our telephone number is (951) 739-6200. When this report uses the words “the Company”, “NewCo”, “Hansen Natural Corporation” (the Company’s former name), “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

Acquisitions and Divestitures

On August 14, 2014, the Company and The Coca-Cola Company (“TCCC”) entered into definitive agreements contemplating a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”). In the TCCC Transaction, the Company, New Laser Corporation, a wholly owned subsidiary of the Company (“NewCo”), New Laser Merger Corp., a wholly owned subsidiary of NewCo (“Merger Sub”), TCCC and European Refreshments, an indirect wholly owned subsidiary of TCCC, entered into a transaction agreement, and the Company, TCCC and NewCo entered into an asset transfer agreement. Pursuant to the agreements, the Company will reorganize into a new holding company by merging Merger Sub into the Company, with the Company surviving as a wholly owned subsidiary of NewCo.  In the merger, each outstanding share of the Company’s common stock will be converted into one share of NewCo’s common stock.

Subject to the terms and conditions of the agreements, upon the closing of the TCCC Transaction, (1) TCCC will acquire newly issued NewCo common shares representing approximately 16.7% of the total number of outstanding NewCo common shares (giving effect to such issuance) and TCCC will be entitled to appoint two individuals (reduced to one in 36 months or if TCCC’s equity interest in NewCo exceeds 20%) to NewCo’s Board of Directors for a specified period, (2) TCCC will transfer all rights in and to its global energy drink business (including the NOS®, Full Throttle®, Burn®, Mother®, Play® and Power Play®, and Relentless® brands) to NewCo, and the Company will transfer all of its rights in and to its non-energy drink business (including the Hansen’s® Natural Soda, Peace Tea®, Hubert’s® Lemonade and Hansen’s® Juice Product brands) to TCCC, (3) the Company and TCCC will amend the distribution coordination agreements currently existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (4) TCCC or one of its subsidiaries will make a net cash payment to the Company of $2.15 billion, of which up to $625.0 million of which will be held in escrow (the “Escrow Agreement”), subject to release upon achievement of milestones relating to the transfer of distribution rights to TCCC’s distribution network.

Under the terms of the Escrow Agreement and the transition payment agreement expected to be entered into in connection therewith, if the distribution rights in the U.S. that are transitioned to TCCC’s distribution network represent case sales in excess of the following percentages of a target case sale amount agreed to by the parties, amounts in the escrow fund in excess of the applicable amounts below will be released to the Company:

Percentage Transitioned	Escrow Release
40%	Amounts in excess of $375 million
50%	Amounts in excess of $312.5 million
60%	Amounts in excess of $250 million
70%	Amounts in excess of $187.5 million
80%	Amounts in excess of $125 million
90%	Amounts in excess of $62.5 million
95%	All remaining amounts

On the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount, less an amount sufficient to cover any unresolved claims, will be released to TCCC. Any severance or other release amount described above that becomes payable following the one-year anniversary will be paid directly from TCCC to the Company.

TCCC is contractually obligated to authorize payment to the Company of the funds in escrow upon achievement of the milestones referred to above. In February 2015, in accordance with its existing agreements with the applicable third-party distributors, the Company sent notices of termination to certain affected third-party distributors in the U.S., providing for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  As of April 6, 2015, distribution rights in the U.S. representing approximately 84% of the target case sales have been transitioned to TCCC’s distribution network. In addition, the Company has sent notices of termination representing an additional 5% of the affected third-party distributors, and the associated distribution rights for those territories will be transitioned to TCCC’s distribution network effective as of May 11, 2015. As a result, it is anticipated that $125 million will be held in escrow at the closing, with the remaining $500 million to be paid to the Company at closing. The Company expects to commence steps to transition sufficient additional distribution rights following the closing of the Transactions, which will, in due course, result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

The closing of the transaction is subject to customary closing conditions and is now expected to close in the second quarter of 2015.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination amounts of $206.0 million for the three-months ended March 31, 2015 related to the distribution rights transferred to TCCC’s distribution network. Such termination amounts have been expensed in full and are included in operating expenses for the three-months ended March 31, 2015. In addition, the Company recognized as income $39.8 million related to accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

The following table summarizes the selected items discussed above for the three-months ended March 31, 2015:

Income Statement Items (in thousands):

Included in Net Sales:
Accelerated recognition of deferred revenue	$39,761

Included in Operating Expenses:
Distributor termination costs	$205,980

Net Impact on Operating Income	$(166,219)

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Hansen’s®
• Monster Rehab®	• Hansen’s Natural Cane Soda®
• Monster Energy Extra Strength Nitrous Technology®	• Junior Juice®
• Java Monster®	• Blue Sky®
• Muscle Monster®	• Hubert’s®
• Punch Monster®	• Peace Tea®
• Juice Monster®	• Übermonster®
• M3®

Our Monster Energy® drinks, which represented 88.1% and 92.9% of our net sales for the three-months ended March 31, 2015 and 2014, respectively, include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Juice Monster™ Khaos®	• Java Monster® Vanilla Light
• Juice Monster™ Ripper®	• Java Monster® Irish Blend®
• Monster Energy® Absolutely Zero	• Java Monster® Cappuccino
• Monster Energy® Import	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Punch Monster® Baller’s Blend (formerly Dub Edition)
• Punch Monster® Mad Dog (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Rehab® Tea + Lemonade + Energy
• Monster Rehab® Rojo Tea + Energy	• Monster Cuba-Lima®
• Monster Rehab® Green Tea + Energy	• Monster Energy® Zero Ultra
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy® Ultra Blue™
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy® Ultra Red™
• Monster Rehab® Peach Tea + Energy	• Monster Energy® Ultra Black™
• Muscle Monster® Vanilla	• Monster Energy® Ultra Sunrise®
• Muscle Monster® Chocolate	• Monster Energy® Ultra Citron™
• Muscle Monster® Coffee	• Monster Energy® Unleaded
• Muscle Monster® Strawberry	• Übermonster® Energy Brew™
• Muscle Monster® Peanut Butter Cup	• M3® Monster Energy® Super Concentrate
• Monster Energy® Valentino Rossi

We have two operating and reportable segments, namely Direct Store Delivery (“DSD”), the principal products of which comprise energy drinks, and Warehouse (“Warehouse”), the principal products of which comprise juice-based and soda beverages. The DSD segment develops, markets and sells products primarily through an exclusive distributor network, whereas the Warehouse segment develops, markets and sells products primarily direct to retailers. Following the consummation of the TCCC Transaction, the Company anticipates that it will have two operating and reporting segments: Finished Products, the principal products of which will likely include the Company’s Monster Energy® drink products that currently make up the majority of the DSD segment, and Concentrate, the principal products of which will likely include the various energy drink brands transferred to the Company from TCCC.

During the three-months ended March 31, 2015, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the three-months ended March 31, 2015, we introduced the following products:

•    Monster Energy® Ultra Citron™, a carbonated energy drink which contains zero calories and zero sugar (January 2015).

•    Monster Rehab® Peach Tea + Energy (January 2015).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the three-months ended March 31, 2015, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $626.8 million for the three-months ended March 31, 2015 represented record sales for our first fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $552.2 million for the three-months ended March 31, 2015, an increase of $54.2 million, or 59.8% of our overall increase in net sales for the three-months ended March 31, 2015.  Net sales for the three-months ended March 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 43.9% of our overall increase in net sales.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 2% for the three-months ended March 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our DSD segment represented 96.7% and 95.9% of our consolidated net sales for the three-months ended March 31, 2015 and 2014, respectively. Our Warehouse segment represented 3.3% and 4.1% of our consolidated net sales for the three-months ended March 31, 2015 and 2014, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $141.0 million and $144.3 million for the three-months ended March 31, 2015 and 2014, respectively. Such sales were approximately 21% and 23% of gross sales for the three-months ended March 31, 2015 and 2014, respectively. Changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United Sates of approximately 11% for the three-months ended March 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three-months ended March 31, 2015 and 2014 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended
	March 31,
	2015	2014
Full service distributors	65%	62%
Club stores, drug chains & mass merchandisers	9%	9%
Outside the U.S.	21%	23%
Retail grocery, specialty chains and wholesalers	3%	4%
Other	2%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC, certain bottlers of the Coca-Cola Hellenic Bottling Company, Swire Coca-Cola, USA and certain other TCCC independent bottlers, Anheuser-Busch, Inc. (“AB”), select independent AB distributors, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) and Costco. In February 2015, in accordance with its existing agreements with the applicable AB Distributors, the Company sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  The associated distribution rights have been or will be transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 35% and 31% of our net sales for the three-months ended March 31, 2015 and 2014, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2015 and 2014, respectively.

	Three-Months Ended		Percentage
(In thousands, except per share amounts)	March 31,		Change
	2015	2014	15 vs. 14
Net sales¹	$626,791	$536,129	16.9%

Cost of sales	257,834	249,311	3.4%
Gross profit*¹	368,957	286,818	28.6%
Gross profit as a percentage of net sales¹	58.9%	53.5%

Operating expenses²	361,328	137,955	161.9%
Operating expenses as a percentage of net sales	57.6%	25.7%

Operating income	7,629	148,863	(94.9%)
Operating income as a percentage of net sales	1.2%	27.8%

Interest and other income, net	1,233	154	700.6%

Income before provision for income taxes	8,862	149,017	(94.1%)

Provision for income taxes	4,448	53,767	(91.7%)

Income taxes as a percentage of income before taxes	50.2%	36.1%

Net income	$4,414	$95,250	(95.4%)
Net income as a percentage of net sales	0.7%	17.8%

Net income per common share:
Basic	$0.03	$0.57	(95.4%)
Diluted	$0.03	$0.55	(95.4%)

Case sales (in thousands)
(in 192-ounce case equivalents)	57,779	51,926	11.3%

¹Includes $43.3 million and $3.7 million for the three-months ended March 31, 2015 and 2014, respectively, related to the recognition of deferred revenue. Included in the $43.3 million recognition of deferred revenue for the three-months ended March 31, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

²Includes $206.0 million and $0.01 million for the three-months ended March 31, 2015 and 2014, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended March 31, 2015 Compared to the Three-Months Ended March 31, 2014.

Net Sales. Net sales were $626.8 million for the three-months ended March 31, 2015, an increase of approximately $90.7 million, or 16.9% higher than net sales of $536.1 million for the three-months ended March 31, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $54.2 million, or 59.8%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales for the three-months ended March 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 43.9% of our overall increase in net sales. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2015.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 2% for the three-months ended March 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 57.8 million cases for the three-months ended March 31, 2015, an increase of approximately 5.9 million cases or 11.3% higher than case sales of 51.9 million cases for the three-months ended March 31, 2014. The overall average net sales per case increased to $10.85 for the three-months ended March 31, 2015, which was 5.1% higher than the average net sales per case of $10.32 for the three-months ended March 31, 2014. Included in net sales was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

Net sales for the DSD segment were $605.8 million for the three-months ended March 31, 2015, an increase of approximately $91.5 million, or 17.8% higher than net sales of $514.4 million for the three-months ended March 31, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $54.2 million, or 59.2%, of the overall increase in net sales for the DSD segment. Net sales for the DSD segment of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales for the DSD segment for the three-months ended March 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 43.5% of our overall increase in net sales for the DSD segment. No other individual product line contributed either a material increase or decrease to net sales for the DSD segment for the three-months ended March 31, 2015.

Net sales for the Warehouse segment were $21.0 million for the three-months ended March 31, 2015, a decrease of approximately $0.8 million, or 3.7% lower than net sales of $21.8 million for the three-months ended March 31, 2014.

Gross Profit.  Gross profit was $369.0 million for the three-months ended March 31, 2015, an increase of approximately $82.1 million, or 28.6% higher than the gross profit of $286.8 million for the three-months ended March 31, 2014. Gross profit as a percentage of net sales increased to 58.9% for the three-months ended March 31, 2015 from 53.5% for the three-months ended March 31, 2014.  The increase in gross profit dollars was primarily the result of the $54.2 million increase in net sales of our Monster Energy® brand energy drinks as well as the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. The increase in gross profit as a percentage of net sales was primarily attributable to the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors as well as due to changes in product sales mix and lower costs of certain sweeteners and other raw materials.

Operating Expenses.  Total operating expenses were $361.3 million for the three-months ended March 31, 2015, an increase of approximately $223.4 million, or 161.9% higher than total operating expenses of $138.0 million for the three-months ended March 31, 2014. The increase in operating expenses was primarily due to increased costs of $206.0 million associated with terminating certain existing distributors.  To a lesser extent, the increase in operating expenses was attributable to increased payroll expenses of $8.5 million (of which $7.2 million was related to payroll taxes in connection with the exercise of certain stock options), increased expenditures of $3.7 million for premiums, increased expenditures of $3.7 million for sponsorships and endorsements, and expenditures of $3.6 million for professional service costs and transaction expenses related to the TCCC Transaction.

Contribution Margin.  Contribution margin for the DSD segment was $57.7 million for the three-months ended March 31, 2015, a decrease of approximately $128.8 million, or 69.1% lower than contribution margin of $186.5 million for the three-months ended March 31, 2014. The decrease in the contribution margin for the DSD segment was primarily the result of the increased expenditures of $206.0 million relating to the costs associated with terminating certain existing distributors.  Contribution margin for the Warehouse segment was ($0.04) million for the three-months ended March 31, 2015, approximately $0.3 million lower than contribution margin of $0.3 million for the three-months ended March 31, 2014.

Operating Income.  Operating income was $7.6 million for the three-months ended March 31, 2015, a decrease of approximately $141.2 million, or 94.9% lower than operating income of $148.9 million for the three-months ended March 31, 2014. Operating income as a percentage of net sales decreased to 1.2% for the three-months ended March 31, 2015 from 27.8% for the three-months ended March 31, 2014, primarily due to the increase in operating expenses as a percentage of net sales. The decrease in operating income in dollars was primarily due to an increase of $223.4 million in operating expenses, partially offset by an $82.1 million increase in gross profit. Operating income was $4.4 million and $1.7 million for the three-months ended March 31, 2015 and 2014, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other Income, net.  Interest and other income, net was $1.2 million for the three-months ended March 31, 2015, as compared to interest and other income, net of $0.2 million for the three-months ended March 31, 2014. Foreign currency transaction gains (losses) were $0.8 million and ($0.2) million for the three-months ended March 31, 2015 and 2014, respectively. The decrease in foreign currency losses during the three-months ended March 31, 2015 was primarily related to our foreign currency transactions in Europe. Interest income was $0.5 million and $0.4 million for the three-months ended March 31, 2015 and 2014, respectively.

Provision for Income Taxes.  Provision for income taxes was $4.4 million for the three-months ended March 31, 2015, a decrease of $49.3 million or 91.7% lower than the provision for income taxes of $53.8 million for the three-months ended March 31, 2014.  The effective combined federal, state and foreign tax rate increased to 50.2% from 36.1% for the three-months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to the increase in the ratio of (i) the net losses in certain foreign subsidiaries that have no related income tax benefit as a result of the prior establishment of valuation allowances on their deferred tax assets, to (ii) the overall income before tax.

Net Income.  Net income was $4.4 million for the three-months ended March 31, 2015, a decrease of $90.8 million or 95.4% lower than net income of $95.3 million for the three-months ended March 31, 2014. The decrease in net income was primarily attributable to the increase in operating expenses of $223.4 million, partially offset by an $82.1 million increase in gross profit.

Non-GAAP Financial Measures

Gross Sales**. Gross sales were $710.2 million for the three-months ended March 31, 2015, an increase of approximately $96.5 million, or 15.7% higher than gross sales of $613.7 million for the three-months ended March 31, 2014. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $60.4 million, or 62.6%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales for the three-months ended March 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 41.2% of our overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended March 31, 2015. Promotional and other allowances, as described in the footnote below, were $83.4 million for the three-months ended March 31, 2015, an increase of $5.8 million, or 7.5% higher than promotional and other allowances of $77.6 million for the three-months ended March 31, 2014. Promotional and other allowances as a percentage of gross sales decreased to 11.7% from 12.6% for the three-months ended March 31, 2015 and 2014, respectively.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 2% for the three-months ended March 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

**Gross sales is used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross sales provides a useful measure of our operating performance. Gross sales is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales has been defined by our internal reporting practices. In addition, gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage
(In thousands, except per share amounts)	March 31,		Change
	2015	2014	15 vs. 14
Gross sales, net of discounts and returns	$710,193	$613,723	15.7%
Less: Promotional and other allowances***	83,402	77,594	7.5%
Net Sales	$626,791	$536,129	16.9%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s distributors related to sales made by the Company direct to certain customers that fall within the distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended March 31, 2015 and 2014 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities.  We used $81.8 million of cash in operating activities for the three-months ended March 31, 2015, as compared with net cash provided by operating activities of $136.4 million for the three-months ended March 31, 2014.  The decrease of $218.2 million in cash flows from operations was primarily the result of an increase in the excess tax benefit from stock-based compensation and an increase in accounts receivable.

For the three-months ended March 31, 2015, cash used in operating activities was primarily attributable to a $184.7 million excess tax benefit from stock-based compensation, a $68.1 million increase in accounts receivable, a $40.0 million decrease in deferred revenue, a $26.5 million increase in inventories, a $13.5 million increase in prepaid income taxes, a $7.9 million decrease in accrued compensation, a $4.3 million decrease in income tax payable and a $2.2 million decrease in accrued promotional allowances. For the three-months ended March 31, 2015, cash used in operating activities was reduced due to a $206.0 million increase in accrued distributor terminations, a $42.7 million increase in accounts payable and a $5.4 million increase in accrued liabilities as well as net income earned of $4.4 million and adjustments for certain non-cash expenses consisting of $6.5 million of depreciation and amortization and $6.4 million of stock-based compensation.

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

Cash flows provided by (used in) investing activities. We generated $129.6 million of cash from investing activities for the three-months ended March 31, 2015 as compared to cash used of $43.9 million for the three-months March 31, 2014. The increase in cash flows provided by investing activities of $173.6 million was primarily the result of the overall decrease in our investments in order to repurchase our common stock during the three-months ended March 31, 2015 (2.2 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $251.4 million).

Net cash provided by investing activities was $129.6 million for the three-months ended March 31, 2015, as compared to net cash used in investing activities of $43.9 million for the three-months ended March 31, 2014.  For the three-months ended March 31, 2015, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the three-months ended March 31, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and to purchases of property and equipment. For both the three-months ended March 31, 2015 and 2014, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the three-months ended March 31, 2015 and 2014, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows (used in) provided by financing activities.  We used $47.8 million of cash in financing activities for the three-months ended March 31, 2015 as compared to cash provided by financing activities of $7.7 million for the three-months ended March 31, 2014. The decrease in cash flows provided by financing activities of $55.5 million was primarily the result of the repurchases of our common stock during the three-months ended March 31, 2015 (2.2 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $251.4 million).

For the three-months ended March 31, 2015, cash used in financing activities was primarily attributable to repurchases of our common stock amounting to $251.4 million. For the three-months ended March 31, 2015 cash provided by financing activities was primarily related to a $184.7 million excess tax benefit from stock-based compensation and the $19.1 million received from the issuance of common stock in connection with the exercise of certain stock options.  For the three-months ended March 31, 2014, cash provided by financing activities was primarily attributable to $5.7 million received from the issuance of common stock in connection with the exercise of certain stock options and a $2.6 million excess tax benefit from stock-based compensation.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At March 31, 2015, we had $362.8 million in cash and cash equivalents and $688.5 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $362.8 million of cash and cash equivalents held at March 31, 2015, $101.4 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2015. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $120.0 million through March 31, 2016.  However, following the consummation of the TCCC Transaction, we anticipate changes to our cash and cash equivalents and capital expenditures, which may cause a change in the estimates provided above; see Notes to Condensed Consolidated Financial Statements — Note 2. Acquisitions and Divestitures.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2015:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations¹	$93,293	$54,873	$36,391	$2,029	$-
Capital Leases	461	461	-	-	-
Operating Leases	11,528	5,035	4,501	963	1,029
Purchase Commitments²	22,480	22,480	-	-	-
	$127,762	$82,849	$40,892	$2,992	$1,029

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2015. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.4 million as of March 31, 2015.

In April 2015, we entered into an agreement, subject to the attainment of requisite entitlements, to acquire approximately 56 acres of vacant land located in Jurupa Valley, CA for an estimated purchase price of $38.1 million. We plan to construct a new warehouse on such land, which will replace our existing leased warehouse space located in Corona, CA. We have deposited $0.5 million into escrow with the balance due at closing. There is no assurance we will be successful in obtaining the requisite entitlements.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2015 and 2014, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended
net sales per case)	March 31,
	2015	2014

Net sales¹	$626,791	$536,129
Case sales (192-ounce case equivalents)	57,779	51,926
Average net sales per case	$10.85	$10.32

¹Includes $39.8 million for the three-months ended March 31, 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015. Excluding the acceleration of deferred revenue, the average net sales price per case decreased to $10.16 for the three-months ended March 31, 2015, which was 1.6% lower than the average net sales per case of $10.32 for the three-months ended March 31, 2014.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2014.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	Our ability to consummate the TCCC Transaction or recognize any benefits from the TCCC Transaction;
•	Following the TCCC Transaction, the effect of our extensive commercial arrangements with TCCC on our future performance;
•	Following the TCCC Transaction, the effect of TCCC becoming one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;
•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in international markets;
•	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs and/or trade restrictions;
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

•	The current uncertainty and volatility in the national and global economy;
•	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
•	Our ability to continue to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power and/or from higher gasoline prices;
•	Changes in demand that are weather related, particularly in areas outside of California;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;
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

•

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the FFD&C Act, including as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the FDA, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission;

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
•

Changes in the cost, quality and availability of containers, packaging materials, aluminum, the Mid West and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;

•	We currently purchase certain raw materials from a limited number of suppliers. Any corporate activity among these suppliers could have an impact on our cost of sales;
•	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials and/or ingredients and/or commodities and/or other cost inputs affecting our business;
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

•	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
•	Changes in product category consumption;
•	Unforeseen economic and political changes;
•	Possible recalls of our products and/or defective production;
•	Our ability to make suitable arrangements for the co-packing of any of our products both domestically and internationally and/or the timely replacement of discontinued co-packing arrangements;
•	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
•	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;
•	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities;
•	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	The failure of our bottlers and contract packers to manufacture our products on a timely basis or at all;
•	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
•	Any disruption in and/or lack of effectiveness of our information technology systems, including breaches of cyber security, that disrupts our business or negatively impacts customer relationships; and
•	Recruitment and retention of senior management, other key employees and our employee base in general.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive.  See the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2014, for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended March 31, 2015 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements—Note 11. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended March 31, 2015, 2.2 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $251.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase program, including the April 2013 Repurchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”) of the Company has been scheduled for August 7, 2015.  Because the date of the 2015 Annual Meeting is more than 30 days after the anniversary date of the Company’s 2014 Annual Meeting of Stockholders, in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of the change.

For stockholders who wish to present a proposal to be considered for inclusion in our proxy statement and for consideration at the 2015 Annual Meeting, pursuant to Rule 14a-8 under the Exchange Act, the proposal must be delivered to the Office of the Secretary at the Company’s principal executive offices prior to the close of business on May 18, 2015. Stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act.

Changing the date of the 2015 Annual Meeting does not affect the notification deadline for stockholders who wish to present a proposal for nominations or other business for consideration at the 2015 Annual Meeting, but who do not intend for the proposal to be included in our proxy statement. Pursuant to the advance notice provisions contained in our by-laws, such notification deadline has passed.

ITEM 6.	EXHIBITS

10.1*	Letter Agreement between the Company and Mark Hall, dated March 12, 2015.

10.2**#

Amended and Restated Distribution Agreement, dated as of March 18, 2015, between Monster Energy Company and Coca-Cola Refreshments USA, Inc. (incorporated by reference to Exhibit 10.1 to New Laser Corporation’s Form S-4/A dated April 21, 2015).

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

** Previously filed

# Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 11, 2015	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer