Form 10-Q
period 2015-06-30
Monster Beverage Corp
filed 2015-08-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 205,498,468 shares of common stock, par value $0.005 per share, outstanding as of July 29, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,696,295	$370,323
Short-term investments	1,234,858	781,134
Accounts receivable, net	372,669	280,203
TCCC Transaction receivable	125,000	-
Distributor receivables	666	552
Inventories	180,892	174,573
Prepaid expenses and other current assets	22,628	19,673
Intangibles held-for-sale, net	-	18,079
Prepaid income taxes	92,386	8,617
Deferred income taxes	196,985	40,275
Total current assets	3,922,379	1,693,429

INVESTMENTS	52,364	42,940
PROPERTY AND EQUIPMENT, net	92,538	90,156
DEFERRED INCOME TAXES	-	54,106
GOODWILL	1,287,777	-
OTHER INTANGIBLE ASSETS, net	428,166	50,748
OTHER ASSETS	8,357	7,496
Total Assets	$5,791,581	$1,938,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$194,731	$127,641
Accrued liabilities	52,242	40,271
Accrued promotional allowances	128,059	114,047
Accrued distributor terminations	64,621	-
Deferred revenue	26,417	49,926
Accrued compensation	14,404	17,983
Income taxes payable	11,453	5,848
Total current liabilities	491,927	355,716

DEFERRED REVENUE	355,379	68,009

DEFERRED INCOME TAXES	89,455	-

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 206,666 shares issued and 205,491 outstanding as of June 30, 2015; 207,004 shares issued and 167,722 outstanding as of December 31, 2014	1,033	1,035
Additional paid-in capital	3,952,030	426,145
Retained earnings	1,081,547	2,330,510
Accumulated other comprehensive loss	(19,073)	(11,453)
Common stock in treasury, at cost; 1,175 and 39,282 shares as of June 30, 2015 and December 31, 2014, respectively	(160,717)	(1,231,087)
Total stockholders’ equity	4,854,820	1,515,150
Total Liabilities and Stockholders’ Equity	$5,791,581	$1,938,875

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2015 AND 2014

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET SALES	$693,722	$687,199	$1,320,512	$1,223,329

COST OF SALES	299,214	307,911	557,048	557,222

GROSS PROFIT	394,508	379,288	763,464	666,107

OPERATING EXPENSES	189,839	163,475	551,167	301,430

GAIN ON SALE OF MONSTER NON-ENERGY (NOTE 3)	161,470	-	161,470	-

OPERATING INCOME	366,139	215,813	373,767	364,677

INTEREST AND OTHER (EXPENSE) INCOME, net	(1,015)	178	218	332

INCOME BEFORE PROVISION FOR INCOME TAXES	365,124	215,991	373,985	365,009

PROVISION FOR INCOME TAXES	136,120	74,988	140,568	128,755

NET INCOME	$229,004	$141,003	$233,417	$236,254

NET INCOME PER COMMON SHARE:
Basic	$1.29	$0.84	$1.35	$1.41
Diluted	$1.26	$0.81	$1.31	$1.36

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	176,985	167,098	173,447	167,006
Diluted	181,417	173,964	177,998	173,869

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2015 AND 2014

(In Thousands) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
Net income, as reported	$229,004	$141,003	$233,417	$236,254
Other comprehensive income:
Change in foreign currency translation adjustment	2,360	510	(7,620)	612
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	-	-	-	-
Other comprehensive income (loss)	2,360	510	(7,620)	612
Comprehensive income	$231,364	$141,513	$225,797	$236,866

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2015 AND 2014

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,417	$236,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,249	12,995
Gain on disposal of property and equipment	(108)	(185)
Gain on sale of Monster Non-Energy	(161,470)	-
Stock-based compensation	14,837	15,089
Loss on put option	-	97
Gain on investments, net	-	(84)
Deferred income taxes	156,710	168
Excess tax benefit from stock-based compensation	(300,331)	(3,303)
Effect on cash of changes in operating assets and liabilities, net of acquisition and divestiture:
Accounts receivable	(95,235)	(99,711)
Distributor receivables	191	1,242
Inventories	(28,919)	13,536
Prepaid expenses and other current assets	(3,322)	(4,189)
Prepaid income taxes	(84,147)	2,503
Accounts payable	72,124	36,113
Accrued liabilities	12,482	17,529
Accrued promotional allowances	18,038	31,776
Accrued distributor terminations	64,767	165
Accrued compensation	(3,493)	(4,618)
Income taxes payable	(7,533)	6,780
Deferred revenue	(40,792)	(3,180)
Net cash (used in) provided by operating activities	(139,535)	258,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	480,281	324,819
Sales of available-for-sale investments	100	-
Sales of trading investments	725	3,450
Proceeds from transfer of distribution rights to TCCC	179,658	-
Purchases of held-to-maturity investments	(944,193)	(421,797)
Purchases of property and equipment	(15,827)	(15,074)
Proceeds from the sale of Monster Non-Energy	198,008	-
Proceeds from sale of property and equipment	161	310
Increase in intangibles	(3,566)	(828)
(Increase) decrease in other assets	(1,214)	1,102
Net cash used in investing activities	(105,867)	(108,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(530)	(973)
Excess tax benefit from stock-based compensation	300,331	3,303
Issuance of common stock	1,689,120	7,716
Purchases of common stock held in treasury	(412,217)	(59)
Net cash provided by financing activities	1,576,704	9,987

Effect of exchange rate changes on cash and cash equivalents	(5,330)	756

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,325,972	161,702
CASH AND CASH EQUIVALENTS, beginning of period	370,323	211,349
CASH AND CASH EQUIVALENTS, end of period	$1,696,295	$373,051

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$12	$18
Income taxes	$76,285	$119,654

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2015 AND 2014

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.9 million and $0.5 million for the six-months ended June 30, 2015 and 2014, respectively.

During the six-months ended June 30, 2015, the Company issued 11.8 million shares of the Company’s common stock in exchange for KO Energy (see Note 3).

During the six-months ended June 30, 2015, in connection with the TCCC Transaction (as defined in Note 3), $125.0 million relating to the transfer of certain distribution rights was deposited into escrow pending certain transition milestones (see Note 3).

During the six-months ended June 30, 2015, the Company cancelled 41.5 million shares of treasury stock (see Note 14). Amounts previously recorded as treasury stock were netted against common stock and retained earnings.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2015 and 2014 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

In the second quarter of 2015, as a result of the acquisitions and divestitures described in Note 3, the Company revised its reportable segments to reflect management’s new view of the business and to align its external financial reporting with its new operating and internal financial reporting model. Historical segment information has been revised to reflect the effect of this change. See Note 18 for additional information about the Company’s new reporting segments.

2.                                    ADDITIONS TO SIGNIFICANT ACCOUNTING POLICIES

Business Combinations – Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

3.                                    ACQUISITIONS AND DIVESTITURES

On June 12, 2015, Monster Beverage 1990 Corporation (formerly Monster Beverage Corporation) (“Old Monster”), now a wholly owned subsidiary of the Company, completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”).

Also, on June 12, 2015, Old Monster effected a holding company reorganization in connection with the TCCC Transaction by merging New Laser Merger Corp., a wholly owned subsidiary of the Company into Old Monster, with Old Monster surviving as a wholly owned subsidiary of the Company (the “Holding Company Reorganization”), and the Company changed its name from New Laser Corporation to “Monster Beverage Corporation.”

In the Holding Company Reorganization, each Old Monster common share, par value $0.005 per share, outstanding immediately prior to the consummation of the Holding Company Reorganization (other than any Old Monster common shares that were owned by Old Monster immediately prior to the closing of the TCCC Transaction, which were cancelled, (see Note 14)) was converted automatically into the right to receive one Company common share, par value $0.005 per share. In addition, upon consummation of the Holding Company Reorganization:

•                 each unexercised and unexpired stock option then outstanding under any equity compensation plan of Old Monster, whether or not then exercisable, ceased to represent a right to acquire Old Monster common shares and was converted automatically into a right to acquire the same number of Company common shares, on the same terms and conditions as were applicable under such Old Monster stock option; and

•                 each share of restricted stock and each restricted stock unit of Old Monster granted under all outstanding equity compensation plans ceased to represent or relate to Old Monster common shares and was converted automatically to represent or relate to Company common shares, on the same terms and conditions as were applicable to such Old Monster restricted stock and restricted stock units (including the vesting or other lapse restrictions (without acceleration thereof by virtue of the Holding Company Reorganization and the TCCC Transaction)).

Promptly following the effective time of the Holding Company Reorganization, Old Monster assigned to the Company all obligations of Old Monster under Old Monster’s equity compensation plans and each stock option agreement, restricted stock award agreement, restricted stock unit award agreement and any similar agreement entered into pursuant to such equity compensation plans. In addition, all obligations of Old Monster under any employment agreements and indemnification agreements were assigned to the Company.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Immediately after the effective time of the Holding Company Reorganization, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) (the “New Issuance”) and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”) to the Company, (3) Old Monster transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC (such transfer, together with the transfer of KO Energy, the “Asset Transfers”), (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow as described below (the “Escrow Agreement”), subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

Under the terms of the Escrow Agreement and the transition payment agreement entered into in connection therewith, if the distribution rights in the U.S. that are transitioned to TCCC’s distribution network represent case sales in excess of the following percentages of a target case sale amount agreed to by the parties, amounts in the escrow fund in excess of the applicable amounts below will be released to the Company:

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

TCCC is contractually obligated to authorize payment to the Company of the funds in escrow upon achievement of the milestones referred to above. As of August 10, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network.  As a result, $125 million is currently held in escrow. The Company expects to commence steps to transition sufficient additional distribution rights, which will, in due course, result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the TCCC Transaction consideration allocation:

	Identifiable Assets Acquired and Liabilities Assumed	Consideration Transferred
Equity issued to TCCC for cash (22.2 million shares issued)	$-	$1,647,333
Equity issued to TCCC for KO Energy (11.8 million shares issued)	-	1,521,802
KO Energy intangibles - trademarks (non-amortizing)	325,500	-
KO Energy intangibles - customer relationships (amortizing)	35,000	-
KO Energy intangibles - other (non-amortizing)	13,700	-
KO Energy inventories	6,144	-
KO Energy accounts payable	(2,758)	-
Goodwill	1,287,777	-
Deferred tax liability	(143,561)	-
New and amended U.S. distribution rights transferred to TCCC’s distribution network	-	304,658
Monster Non-Energy business transferred to TCCC	-	198,009
Cash and escrow receivable	2,150,000	-
Total	$3,671,802	$3,671,802

The preliminary book value of the KO Energy inventories, prepaid expenses and other current assets and accounts payable approximate fair value. The fair value analysis has yet to progress to a stage where there is sufficient information for a definitive measurement of the respective fair values.  Accordingly, the respective fair value allocation is preliminary and is based on valuations derived from estimated fair value assumptions used by management. The Company expects to complete its fair value analysis at a level of detail necessary to finalize the underlying fair value allocations no later than twelve months from the closing of the TCCC Transaction. Any differences between the final respective fair value allocations and the preliminary management estimates may differ materially and potentially have a material impact on the Company’s financial position, results of operations or liquidity.

The Company has determined goodwill in accordance with ASC 805-30-30-1, “Business Combinations,” which requires the recognition of goodwill for the excess of the aggregate consideration over the net of amounts of identifiable assets acquired and liabilities assumed as of the acquisition date.

The goodwill recorded as part of the TCCC Transaction is not deductible for tax purposes. The goodwill includes access to new geographies, access to new sales channels, including vending and specialty accounts, as well as the opportunity for supply chain optimization.

The Company determined the estimated fair values of KO Energy trademarks, customer relationships and other intangibles as follows:

1.            Trademarks—valued using the relief from royalty method. Royalty rates for the different brands were selected based on brand strength and profitability.

2.            Customer relationships—valued using the with- and-without method assuming that the customer relationships could be rebuilt over a one-year period.

3.            Other (Trade Secrets/Formulas)—valued using the cost savings method.

The Company determined the estimated fair value of the “new and amended U.S. distribution rights” transferred to TCCC’s distribution network using the discounted cash flow method. The cash flows were defined as the expected cost savings arising from the new distribution agreements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company determined the estimated fair value of the Monster Non-Energy brands sold utilizing the discounted cash flow method and market multiple method. Market multiples for each brand were selected based on profitability, size and expected growth for each brand. The resulting business enterprise value derived under the income and market approaches was then adjusted for working capital and fixed assets that were not transferred to TCCC.

Of the approximately 34.0 million shares of the Company’s common stock issued to TCCC in the TCCC Transaction, approximately 11.8 million shares, or 34.8% of the total shares issued, were allocated to the purchase of KO Energy and approximately 22.2 million shares, or 65.2% of the total shares issued, were issued for cash. The 34.8% allocation was based on the relative fair value of KO Energy to the approximate fair value of the 34.0 million shares of Old Monster’s common stock on August 14, 2014. The remaining shares of the Company’s common stock were deemed to be issued for cash. The $2.15 billion of cash and escrow receivable was first allocated to the new and amended U.S. distribution rights and the Monster Non-Energy business based on their respective preliminary fair values, and the residual cash of $1.6 billion was then allocated to the equity issued for cash. On August 14, 2014, the date on which the terms of the TCCC Transaction were agreed to and announced, the closing market price of Old Monster’s common stock was $71.65 per share. The fair value of KO Energy per ASC 820 is approximately $880.1 million, which approximates the negotiated price for KO Energy based on the closing market price of Old Monster’s common stock on August 14, 2014. However, per ASC 805, equity securities issued as consideration in a business combination are to be recorded at fair value as of the closing date. Therefore, the value of the Company’s common stock issued to TCCC in exchange for KO Energy was $128.39 per share, the closing price of the Company’s common stock on June 12, 2015, resulting in a total consideration value transferred for KO Energy of $1.5 billion.

The Company recognized a gain of $161.5 million on the disposal of Monster Non-Energy during the three- and six-months ended June 30, 2015.

The following unaudited pro forma condensed combined financial information is presented as if the TCCC Transaction had closed on January 1, 2014:

	Three-Months Ended June 30, 2015
			Pro Forma Adjustments
	Monster Beverage Corporation as reported¹	KO Energy²	Disposal of Monster Non- Energy³	Other	Pro Forma Combined
Net sales	$693,722	$57,422	$(29,516)	$3,089	$724,717
Net income	229,004	41,136	(100,652)	(11,659)	157,829

	Three-Months Ended June 30, 2014
			Pro Forma Adjustments
	Monster Beverage Corporation as reported	KO Energy	Disposal of Monster Non-Energy	Other	Pro Forma Combined
Net sales	$687,199	$85,608	$(43,796)	$3,851	$732,862
Net income	141,003	54,614	(1,878)	(24,978)	168,761

¹Includes net sales of $13.0 million and net income of $5.8 million related to the acquired KO Energy assets since the date of acquisition, June 12, 2015.

²Includes results through June 12, 2015, the date the TCCC Transaction was finalized. Net income for KO Energy includes only net revenues and direct operating expenses, rather than full “carve-out” financial statements, because such financial information would not be meaningful given that it is not possible to provide a meaningful allocation of business unit and corporate costs, interest or tax in respect of KO Energy.

³Includes results through June 12, 2015. Net income includes gain recognized on the sale of Monster Non-Energy of $161.5 million (as tax affected).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Six-Months Ended June 30, 2015
			Pro Forma Adjustments
	Monster Beverage Corporation as reported¹	KO Energy²	Disposal of Monster Non- Energy³	Other	Pro Forma Combined
Net sales	$1,320,512	$138,127	$(60,824)	$6,897	$1,404,712
Net income	233,417	100,575	(101,881)	(36,608)	195,503

	Six-Months Ended June 30, 2014
			Pro Forma Adjustments
	Monster Beverage Corporation as reported	KO Energy	Disposal of Monster Non- Energy	Other	Pro Forma Combined
Net sales	$1,223,329	$171,216	$(77,984)	$7,659	$1,324,220
Net income	236,254	109,228	(3,021)	(50,614)	291,847

¹Includes net sales of $13.0 million and net income of $5.8 million related to the acquired KO Energy assets since the date of acquisition, June 12, 2015.

²Includes results through June 12, 2015, the date the TCCC Transaction was finalized. Net income for KO Energy includes only net revenues and direct operating expenses, rather than full “carve-out” financial statements, because such financial information would not be meaningful given that it is not possible to provide a meaningful allocation of business unit and corporate costs, interest or tax in respect of KO Energy.

³Includes results through June 12, 2015. Net income includes gain recognized on the sale of Monster Non-Energy of $161.5 million (as tax affected).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Pro-Forma Adjustments – Other include the following:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales:
Amortization of deferred revenue	$3,089	$3,851	$6,897	$7,659

Net income:
Amortization of deferred revenue	$3,089	$3,851	$6,897	$7,659
To record sales commissions	(6,431)	(9,588)	(15,470)	(19,176)
To record amortization of definite lived KO Energy intangibles	(1,400)	(1,745)	(3,126)	(3,471)
To eliminate TCCC Transaction expenses	11,536	1,068	15,134	1,068
Estimated provision for income taxes on pro forma adjustments	(2,616)	2,470	(1,322)	5,359
Estimated provision for income taxes on KO Energy income	(15,837)	(21,034)	(38,721)	(42,053)
Total	$(11,659)	$(24,978)	$(36,608)	$(50,614)

For purposes of the unaudited pro forma financial information, a combined U.S. Federal and state statutory tax rate of 38.5% has been used. This rate does not reflect the Company’s expected effective tax rate, which includes other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company.

The unaudited pro forma financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations that the Company would have reported had the TCCC Transaction been completed as of the date and for the periods presented, and should not be taken as representative of the Company’s consolidated results of operations following the completion of the TCCC Transaction. In addition, the unaudited pro forma financial information is not intended to project the future financial results of operations of the combined company. The unaudited pro forma combined financial information does not reflect any cost savings, operational synergies or revenue enhancements that the combined company may achieve as a result of the TCCC Transaction or the costs to combine the operations or costs necessary to achieve cost savings, operating synergies and revenue enhancements.

4.                                    RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU 2014-09 on its financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$182,130	$-	$-	$182,130	$-	$-
U.S. Treasuries	74,981	6	-	74,987	-	-
Certificates of deposit	32,001	-	-	32,001	-	-
Municipal securities	587,740	82	42	587,780	42	-
U.S. government agency securities	350,859	27	10	350,876	10	-
Long-term:
Municipal securities	52,364	33	5	52,392	5	-
U.S. government agency securities	-	-	-	-	-	-
Available-for-sale
Variable rate demand notes	3,901	-	-	3,901	-	-
Total	$1,283,976	$148	$57	1,284,067	$57	$-
Trading
Short-term:
Auction rate securities				3,246
Long-term:
Auction rate securities				-
Total				$1,287,313

December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$19,482	$-	$2	$19,480	$-	$-
Municipal securities	744,542	105	-	744,647	-	-
U.S. government agency securities	9,199	-	1	9,198	-	-
Long-term:
Municipal securities	42,940	10	-	42,950	-	-
Available-for-sale
Variable rate demand notes	4,001	-	-	4,001	-	-
Total	$820,164	$115	$3	820,276	$-	$-
Trading
Short-term:
Auction rate securities				3,910
Long-term:
Auction rate securities				-
Total				$824,186

During the three- and six-months ended June 30, 2015 and 2014, realized gains or losses recognized on the sale of investments were not significant. During the three- and six-months ended June 30, 2015 and 2014, the net gains recognized on the Company’s trading securities were not significant.

The Company’s investments at June 30, 2015 and December 31, 2014 in commercial paper, U.S. Treasuries, certificates of deposit, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

day, settlement basis. All of the Company’s investments at June 30, 2015 and December 31, 2014 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2015		December 31, 2014

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$182,130	$182,130	$19,482	$19,480
U.S. Treasuries	74,981	74,987	-	-
Certificates of deposit	32,001	32,001	-	-
Municipal securities	587,740	587,780	744,542	744,647
U.S. government agency securities	350,859	350,876	9,199	9,198
Due 1 - 10 years:
Municipal securities	52,364	52,392	42,940	42,950
Due 11 - 20 years:
Auction rate securities	3,246	3,246	3,910	3,910
Due 21 - 30 years:
Variable rate demand notes	3,901	3,901	4,001	4,001
Total	$1,287,222	$1,287,313	$824,074	$824,186

6.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the Company’s held-to-maturity investments at amortized cost, available-for-sale investments at fair value and the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2015	Level 1	Level 2	Level 3	Total
Cash	$174,404	$-	$-	$174,404
Money market funds	688,934	-	-	688,934
Commercial paper	-	365,364	-	365,364
U.S. Treasuries	-	74,981	-	74,981
Certificates of deposit	-	84,002	-	84,002
Municipal securities	-	662,874	-	662,874
U.S. government agency securities	-	925,811	-	925,811
Variable rate demand notes	-	3,901	-	3,901
Auction rate securities	-	-	3,246	3,246
Put option related to auction rate securities	-	-	189	189
Foreign currency derivatives	-	-	(139)	(139)
Total	$863,338	$2,116,933	$3,296	$2,983,567

Amounts included in:
Cash and cash equivalents	$863,338	$832,957	$-	$1,696,295
Short-term investments	-	1,231,612	3,246	1,234,858
Accounts receivable, net	-	-	139	139
Investments	-	52,364	-	52,364
Prepaid expenses and other current assets	-	-	189	189
Accrued liabilities	-	-	(278)	(278)
Total	$863,338	$2,116,933	$3,296	$2,983,567

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash	$196,090	$-	$-	$196,090
Money market funds	106,928	-	-	106,928
Commercial paper	-	19,482	-	19,482
Municipal securities	-	854,787	-	854,787
U.S. government agency securities	-	9,199	-	9,199
Variable rate demand notes	-	4,001	-	4,001
Auction rate securities	-	-	3,910	3,910
Put option related to auction rate securities	-	-	250	250
Foreign currency derivatives	-	(252)	-	(252)
Total	$303,018	$887,217	$4,160	$1,194,395

Amounts included in:
Cash and cash equivalents	$303,018	$67,305	$-	$370,323
Short-term investments	-	777,224	3,910	781,134
Accounts receivable, net	-	83	-	83
Investments	-	42,940	-	42,940
Prepaid expenses and other current assets	-	-	250	250
Accrued liabilities	-	(335)	-	(335)
Total	$303,018	$887,217	$4,160	$1,194,395

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include commercial paper, U.S. Treasuries, certificates of deposit, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2015 or the year ended December 31, 2014, and there were no changes in the Company’s valuation techniques.

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the six-months ended June 30, 2015.

At June 30, 2015, the Company held auction rate securities with a face value of $3.4 million (amortized cost basis of $3.2 million). A Level 3 valuation was performed on the Company’s auction rate securities as of June 30, 2015 resulting in a fair value of $3.2 million for the Company’s trading auction rate securities (after a $0.2 million impairment), which are included in short-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company has the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities will continue to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process fail, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company has the obligation, should it receive written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the six-months ended June 30, 2015, $0.7 million of ARS Securities were redeemed ($13.1 million, $2.3 million, $1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par during the years ended December 31, 2014, 2013, 2012 and 2011, respectively). Subsequent to June 30, 2015, $1.7 million of 2011 ARS Securities were redeemed at par through the exercise of a portion of the 2011 Put Option. The 2011 Put Option does not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of June 30, 2015, the Company recorded $0.2 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended June 30, 2015		Three-Months Ended June 30, 2014
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$3,910	$250	$14,526	$1,024
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	61	(61)	17	(30)
Included in other comprehensive income	-	-	-	-
Settlements	(725)	-	(1,724)	-
Closing Balance	$3,246	$189	$12,819	$994

	Six-Months Ended June 30, 2015		Six-Months Ended June 30, 2014
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$3,910	$250	$16,184	$1,092
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	61	(61)	84	(98)
Included in other comprehensive income	-	-	-	-
Settlements	(725)	-	(3,449)	-
Closing Balance	$3,246	$189	$12,819	$994

7.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the six-months ended June 30, 2015 and the year ended December 31, 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2015 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$4,406	$1	Accounts receivable, net
Receive USD/pay CAD	4,865	60	Accounts receivable, net
Receive USD/pay MXN	7,455	69	Accounts receivable, net
Receive USD/pay COP	1,329	9	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$15,517	$(17)	Accrued liabilities
Receive USD/pay AUD	8,551	(72)	Accrued liabilities
Receive USD/pay JPY	9,241	(124)	Accrued liabilities
Receive USD/pay ZAR	12,808	(54)	Accrued liabilities
Receive USD/pay CLP	3,813	(11)	Accrued liabilities

December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$19,940	$83	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$13,265	$(75)	Accrued liabilities
Receive USD/pay AUD	8,343	(48)	Accrued liabilities
Receive USD/pay JPY	10,620	(84)	Accrued liabilities
Receive USD/pay ZAR	14,760	(105)	Accrued liabilities
Receive USD/pay MXN	4,961	(11)	Accrued liabilities
Receive USD/pay CLP	2,685	(10)	Accrued liabilities
Receive USD/pay COP	2,845	(2)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of loss recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	June 30, 2015	June 30, 2014
Foreign currency exchange contracts	Interest and other income, net	$(63)	$(406)

		Amount of loss recognized in income on derivatives
		Six-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of loss recognized in income on derivatives	June 30, 2015	June 30, 2014
Foreign currency exchange contracts	Interest and other income, net	$(1,919)	$(765)

8.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2015	December 31, 2014
Raw materials	$58,586	$59,938
Finished goods	122,306	114,635
	$180,892	$174,573

9.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	June 30, 2015	December 31, 2014
Land	$6,792	$6,792
Leasehold improvements	2,807	2,796
Furniture and fixtures	3,487	3,371
Office and computer equipment	10,519	10,072
Computer software	1,955	1,317
Equipment	92,807	84,263
Buildings	39,096	37,311
Vehicles	29,022	27,813
	186,485	173,735
Less: accumulated depreciation and amortization	(93,947)	(83,579)
	$92,538	$90,156

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.                            GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2015 by reportable segment:

	Finished Goods	Concentrate	Total
Balance at December 31, 2014	$-	$-	$-
Acquisitions	785,277	502,500	1,287,777
Balance at June 30, 2015	$785,277	$502,500	$1,287,777

Intangible assets consist of the following at:

	June 30, 2015	December 31, 2014
Amortizing intangibles	$35,249	$233
Accumulated amortization	(396)	(50)
	34,853	183
Non-amortizing intangibles	393,313	50,565
	$428,166	$50,748

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally 5 years. Total amortization expense recorded was $0.3 million and $0.1 million for the three-months ended June 30, 2015 and 2014, respectively. Total amortization expense recorded was $0.3 million and $0.25 million for the six-months ended June 30, 2015 and 2014, respectively. Non-amortizing intangibles primarily consist of indefinite-lived tradenames.

11.                            DISTRIBUTION AGREEMENTS

As part of the TCCC Transaction, the amended distribution coordination agreements entered into with TCCC provided for the transition of third parties’ rights to distribute the Company’s products in most territories in the U.S. and Canada to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners. In February 2015, in accordance with its then existing agreements with certain affected third-party distributors, Old Monster sent notices of termination to the applicable affected third-party distributors in the U.S., providing for the termination of their respective distribution agreements.  The associated distribution rights relating to such terminated distribution agreements have been transitioned to the TCCC distribution network as of the effective date of termination of the affected third-party distributors’ rights in the applicable territories.  As of August 10, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales (see Note 3), have been transitioned to TCCC’s distribution network.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $12.2 million and $218.2 million for the three- and six-months ended June 30, 2015. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $3.2 million and $3.8 million for the three-months ended June 30, 2015 and 2014, respectively. Revenue recognized was $46.5 million and $7.5 million for the six-months ended June 30, 2015 and 2014, respectively. Included in the $46.5 million of revenue recognized for the six-months ended June 30, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015, as described above.

12.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $39.3 million at June 30, 2015, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $87.2 million at June 30, 2015, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $11.2 million at June 30, 2015, which related primarily to warehouse and office space.

In April 2015, the Company entered into an agreement, subject to the attainment of requisite entitlements, to acquire approximately 56 acres of vacant land located in Jurupa Valley, CA for an estimated purchase price of $38.1 million. The Company was unable to secure the requisite entitlements and therefore terminated this agreement.

Legal Proceedings

The Company has been named a defendant in various personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

State Attorney General Inquiry – In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of June 30, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $2.4 million.

13.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2015 are as follows:

Currency Translation Losses
Balance at December 31, 2014	$11,453
Other comprehensive loss before reclassifications	-
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive loss	7,620
Balance at June 30, 2015	$19,073

14.                            TREASURY STOCK

On June 12, 2015, as part of the TCCC Transaction, the Company cancelled 41.5 million shares of treasury stock owned by the Company. The cancelled stock had a carrying value of approximately $1,482.6 million. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par as a deduction from retained earnings.

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).  During the six-months ended June 30, 2015, no shares of common stock were purchased under the April 2013 Repurchase Plan.

During the period from April 1, 2015 to June 12, 2015, 0.001 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.  These shares are included in the cancellation of treasury shares as described above in connection with the TCCC Transaction.

During the period from June 13, 2015 to June 30, 2015, 1.2 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $160.7 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

15.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2015: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The Company recorded $8.5 million and $8.1 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended June 30, 2015 and 2014, respectively. The Company recorded $14.8 million and $15.1 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the six-months ended June 30, 2015 and 2014, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended June 30, 2015 and 2014 was $115.6 million and $0.7 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the six-months ended June 30, 2015 and 2014 was $300.3 million and $3.3 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2015 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	37.0%	37.4%	37.1%	42.4%
Risk-free interest rate	1.5%	1.6%	1.6%	1.6%
Expected term	5.8 years	5.6 years	5.8 years	5.9 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
Options	Shares (In thousands)	Price Per Share	Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	13,066	$19.73	3.1	$1,158,412
Granted 01/01/15 - 03/31/15	903	$133.68
Granted 04/01/15 - 06/30/15	33	$133.43
Exercised	(7,052)	$5.93
Cancelled or forfeited	(60)	$57.50
Outstanding at June 30, 2015	6,890	$49.01	6.0	$586,962
Vested and expected to vest in the future at June 30, 2015	6,446	$45.78	5.8	$569,888
Exercisable at June 30, 2015	4,052	$23.45	4.2	$448,009

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2015 and 2014 was $49.72 per share and $25.71 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2015 and 2014 was $50.14 per share and $29.35 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2015 and 2014 was $314.0 million and $3.7 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2015 and 2014 was $829.7 million and $15.1 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2015 and 2014 was approximately $22.7 million and $2.0 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2015 and 2014 was approximately $41.7 million and $7.7 million, respectively.

At June 30, 2015, there was $81.6 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2015	149	$61.09
Granted 01/01/15 - 03/31/15	83	$135.48
Granted 04/01/15 - 06/30/15
Vested	(21)	$59.10
Forfeited/cancelled	(11)	$61.66
Non-vested at June 30, 2015	200	$91.94

No restricted stock units or restricted stock awards were granted during the three-months ended June 30, 2015. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended June 30, 2014 was $69.00 per share. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the six-months ended June 30, 2015 and 2014 was $135.48 and $69.00 per share, respectively. As of June 30, 2015, 0.2 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At June 30, 2015, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $14.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

16.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2015:

Gross Unrecognized Tax Benefits
Balance at December 31, 2014	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at June 30, 2015	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2015, the Company had accrued approximately $0.5 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The 2012 and 2013 U.S. federal income tax returns are subject to examination by the Internal Revenue Service. State income tax returns are subject to examination for the 2010 through 2013 tax years.

17.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average shares outstanding:
Basic	176,985	167,098	173,447	167,006
Dilutive securities	4,432	6,866	4,551	6,863
Diluted	181,417	173,964	177,998	173,869

For the three-months ended June 30, 2015 and 2014, options and awards outstanding totaling 1.1 million shares and 1.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2015 and 2014, options and awards outstanding totaling 0.8 million shares and 0.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.                            SEGMENT INFORMATION

In the second quarter of 2015, as a result of the acquisitions and divestitures in connection with the TCCC Transaction, the Company revised its reportable segments to reflect managements’ current view of the business and to align its external financial reporting with its new operating and internal financial reporting model. Historical segment information has been revised to reflect the effect of this change.

The Company has three operating and reportable segments, (i) Finished Products, which is comprised of the Company’s Monster Energy® drink products (previously comprising the majority of the former Direct Store Delivery segment) (“Finished Products”), (ii) Concentrate, the principal products of which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction  (“Concentrate”) and (iii) Other, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand).

The Company’s Finished Product segment generates net operating revenues by selling finished energy drinks to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military.

The Company’s Concentrate segment generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners and water to produce finished beverages. The finished energy drinks are packaged in authorized containers bearing the Company’s respective trademarks, such as cans and bottles, and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Generally, the Finished Products segment generates higher net operating revenues but lower gross profit margins than the Concentrate segment.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.” No asset information, other than goodwill and other intangible assets, has been provided for in the Company’s reportable segments as management does not measure or allocate such assets on a segment basis.

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2015 and 2014 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Finished Products(1)	$651,228	$643,404	$1,246,710	$1,145,345
Concentrate	12,978	-	12,978	-
Other	29,516	43,795	60,824	77,984
Corporate and unallocated	-	-	-	-
	$693,722	$687,199	$1,320,512	$1,223,329

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Income:
Finished Products(1) (2)	$251,551	$254,414	$307,172	$439,317
Concentrate	9,084	-	9,084	-
Other(3)	163,661	3,053	165,660	4,914
Corporate and unallocated	(58,157)	(41,654)	(108,149)	(79,554)
	$366,139	$215,813	$373,767	$364,677

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income before tax:
Finished Products(1) (2)	$251,740	$254,686	$307,435	$439,616
Concentrate	9,084	-	9,084	-
Other(3)	163,661	3,053	165,660	4,914
Corporate and unallocated	(59,361)	(41,748)	(108,194)	(79,521)
	$365,124	$215,991	$373,985	$365,009

(1)     Includes $3.2 million and $3.8 million for the three-months ended June 30, 2015 and 2014, respectively, related to the recognition of deferred revenue. Includes $46.5 million and $7.5 million for the six-months ended June 30, 2015 and 2014, respectively, related to the recognition of deferred revenue.

(2)     Includes $12.2 million and $0.5 million for the three-months ended June 30, 2015 and 2014, respectively, related to distributor termination costs. Includes $218.2 million and $0.5 million for the six-months ended June 30, 2015 and 2014, respectively, related to distributor termination costs.

(3)     Includes $161.5 million gain on the sale of Monster Non-Energy for the three- and six-months ended June 30, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Depreciation and amortization
Finished Products	$5,093	$4,971	$10,148	$9,870
Concentrate	345	-	345	-
Other	92	129	231	256
Corporate and unallocated	1,250	1,445	2,525	2,869
	$6,780	$6,545	$13,249	$12,995

	June 30,	December 31,
	2015	2014
Goodwill and other intangible assets:
Finished Products	$839,588	$50,748
Concentrate	876,355	-
Other	-	18,079
Corporate and unallocated	-	-
	$1,715,943	$68,827

Corporate and unallocated expenses for the three-months ended June 30, 2015 include $28.3 million of payroll costs, of which $8.5 million was attributable to stock-based compensation expense (see Note 15, “Stock-Based Compensation”), as well as $21.8 million attributable to professional service expenses, including accounting and legal costs, and $8.1 million of other operating expenses.  Corporate and unallocated expenses for the three-months ended June 30, 2014 include $21.6 million of payroll costs, of which $8.1 million was attributable to stock-based compensation expense (see Note 15, “Stock-Based Compensation”), as well as $15.3 million attributable to professional service expenses, including accounting and legal costs, and $4.8 million attributable to other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2015 include $56.9 million of payroll costs, of which $14.8 million was attributable to stock-based compensation expense (see Note 15, “Stock-Based Compensation”), as well as $36.3 million attributable to professional service expenses, including accounting and legal costs, and $14.9 million attributable to other operating expenses.  Corporate and unallocated expenses for the six-months ended June 30, 2014 include $42.6 million of payroll costs, of which $15.1 million was attributable to stock-based compensation expense (see Note 15, “Stock-Based Compensation”), as well as $25.4 million attributable to professional service expenses, including accounting and legal costs, and $11.6 million attributable to other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”) accounted for approximately 45% and 28% of the Company’s net sales for the three-months ended June 30, 2015 and 2014, respectively. CCR accounted for approximately 40% and 29% of the Company’s net sales for the six-months ended June 30, 2015 and 2014, respectively.

Net sales to customers outside the United States amounted to $151.3 million and $148.4 million for the three-months ended June 30, 2015 and 2014, respectively.  Net sales to customers outside the United States amounted to $264.3 million and $264.1 million for the six-months ended June 30, 2015 and 2014, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

19.                            RELATED PARTY TRANSACTIONS

As a result of the TCCC Transaction, TCCC controls more than 10% of the voting interests of the Company.  TCCC, through certain affiliated companies (collectively, the “TCCC Companies”) purchases and distributes certain of the Company’s products both domestically and in certain international territories.  The Company also pays TCCC a sales commission on certain sales to third party distributors within the TCCC bottling network. Net sales to the TCCC Companies for the three-months ended June 30, 2015 and 2014 were $310.8 million and $192.7 million, respectively.  Net Sales to the TCCC Companies for the six-months ended June 30, 2015 and 2014 were $529.8 million and $358.7 million respectively. Commission expenses for the three-months ended June 30, 2015 and 2014 were $1.8 million and $0.3 million, respectively. Commission expenses for the six-months ended June 30, 2015 and 2014 were $1.8 million and $0.9 million, respectively. Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Companies are as follows at:

	June 30, 2015	December 31, 2014

Accounts receivable, net	$168,497	$79,404
Accounts payable	$18,264	$13,203
Accrued promotional allowances	$38,569	$21,160

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2015 and 2014 were $0.3 million and $0.2 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2015 and 2014 were $1.2 million and $0.3 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Monster Beverage 1990 Corporation (formerly Monster Beverage Corporation) (“Old Monster”) was incorporated in Delaware on April 25, 1990. As a result of the TCCC Transaction (as defined and described below), Old Monster effected a holding company reorganization on June 12, 2015, pursuant to which it became a wholly owned subsidiary of New Laser Corporation, which then changed its name to “Monster Beverage Corporation”.

Our principal place of business is located at 1 Monster Way, Corona, California 92879 and our telephone number is (951) 739-6200. When this report uses the words “the Company” “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

Acquisitions and Divestitures

On June 12, 2015, Old Monster, now a wholly owned subsidiary of the Company, completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”).

Also, on June 12, 2015, Old Monster effected a holding company reorganization in connection with the TCCC Transaction by merging New Laser Merger Corp., a wholly owned subsidiary of the Company into Old Monster, with Old Monster surviving as a wholly owned subsidiary of the Company (the “Holding Company Reorganization”), and the Company changed its name from New Laser Corporation to “Monster Beverage Corporation.”

In the Holding Company Reorganization, each Old Monster common share, par value $0.005 per share, outstanding immediately prior to consummation of the Holding Company Reorganization (other than any Old Monster common shares owned by Old Monster immediately prior to the closing of the TCCC Transaction, which were cancelled) was converted automatically into the right to receive one Company common share, par value $0.005 per share. In addition, upon consummation of the Holding Company Reorganization:

•     each unexercised and unexpired stock option then outstanding under any equity compensation plan of Old Monster, whether or not then exercisable, ceased to represent a right to acquire Old Monster common shares and was converted automatically into a right to acquire the same number of Company common shares, on the same terms and conditions as were applicable under such Old Monster stock option; and

•     each share of restricted stock and each restricted stock unit of Old Monster granted under all outstanding equity compensation plans ceased to represent or relate to Old Monster common shares and was converted automatically to represent or relate to Company common shares, on the same terms and conditions as were applicable to such Old Monster restricted stock and restricted stock units (including the vesting or other lapse restrictions (without acceleration thereof by virtue of the Holding Company Reorganization and the TCCC Transaction)).

Promptly following the effective time of the Holding Company Reorganization, Old Monster assigned to the Company all obligations of Old Monster under Old Monster’s equity compensation plans and each stock option agreement, restricted stock award agreement, restricted stock unit award agreement and any similar agreement entered into pursuant to such equity compensation plans. In addition, all obligations of Old Monster under any employment agreements and indemnification agreements were assigned to the Company.

Immediately after the effective time of the Holding Company Reorganization, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) (the “New Issuance”) and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”)  including NOS®, Full Throttle®, Burn®, Mother®, Play®, Power Play®, Relentless®, Nalu® and other brands (the “Strategic Brands”) to the Company, (3) Old Monster transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC (such transfer, together with the transfer of KO Energy, the “Asset Transfers”), (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow as described below (the “Escrow Agreement”), subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

Under the terms of the Escrow Agreement and the transition payment agreement entered into in connection therewith, if the distribution rights in the U.S. that are transitioned to TCCC’s distribution network represent case sales in excess of the following percentages of a target case sale amount agreed to by the parties, amounts in the escrow fund in excess of the applicable amounts below will be released to the Company:

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

TCCC is contractually obligated to authorize payment to the Company of the funds in escrow upon achievement of the milestones referred to above. As of August 10, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network.  As a result, $125 million is currently held in escrow. The Company expects to commence steps to transition sufficient additional distribution rights, which will, in due course, result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination amounts of $12.2 million and $218.2 million for the three- and six-months ended June 30, 2015 related to the distribution rights transferred to TCCC’s distribution network. Such termination amounts have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2015. In addition, the Company recognized as income $39.8 million related to accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

The following table summarizes the selected items discussed above for the three- and six-months ended June 30, 2015:

Income Statement Items (in thousands):	Three-Months Ended June 30, 2015	Six-Months Ended June 30, 2015

Included in Net Sales:
Accelerated recognition of deferred revenue	$-	$39,761

Included in Operating Expenses:
Distributor termination costs	$12,207	$218,187
TCCC Transaction expenses	$11,536	$15,134

Gain on sale of Monster Non-Energy	$161,470	$161,470

Net Impact on Operating Income	$137,727	$(32,090)

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Nalu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Punch Monster®	• Play®
• Juice Monster®	• Power Play®
• M3®	• Relentless®
• Übermonster®	• Samurai®
• BU®	• BPM®
• Gladiator®	• Ultra®

Our Monster Energy® drinks, which represented 93.9% and 93.6% of our net sales for the three-months ended June 30, 2015 and 2014, respectively, include the following:

•                                         Monster Energy®

•                                         Lo-Carb Monster Energy®

•                                         Monster Assault®

•                                         Juice Monster® Khaos®

•                                         Juice Monster® Ripper®

•                                         Monster Energy® Absolutely Zero

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

•                                         Java Monster® Cappuccino

•                                         Monster Energy Extra Strength Nitrous Technology® Super Dry™

•                                         Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®

•                                         Monster Cuba-Lima®

•                                         Monster Energy® Zero Ultra

•                                         Monster Energy® Ultra Blue™

•                                         Monster Energy® Ultra Red™

•                                         Monster Rehab® Peach Tea + Energy

•                                         Muscle Monster® Vanilla

•                                         Muscle Monster® Chocolate

•                                         Muscle Monster® Coffee

•                                         Muscle Monster® Strawberry

•                                         Muscle Monster® Peanut Butter Cup

•                                         Monster Energy® Valentino Rossi

• Monster Energy® Ultra Black™ • Monster Energy® Ultra Sunrise® • Monster Energy® Ultra Citron™ • Monster Energy® Unleaded™ • Übermonster® Energy Brew™ • M3® Monster Energy® Super Concentrate

The Company has three operating and reportable segments, (i) Finished Products, which is comprised of our Monster Energy® drink products (previously comprising the majority of the former Direct Store Delivery segment) (“Finished Products”), (ii) Concentrate, the principal products of which include the Strategic Brands of energy drinks acquired from TCCC (“Concentrate”) and (iii) Other, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand).

During the six-months ended June 30, 2015, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the six-months ended June 30, 2015, we introduced the following products (in addition to those acquired as part of the TCCC Transaction):

•                       Monster Energy® Ultra Citron™, a carbonated energy drink which contains zero calories and zero sugar (January 2015).

•                       Monster Rehab® Peach Tea + Energy (January 2015).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the six-months ended June 30, 2015 (other than those disposed of as part of the TCCC Transaction), either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $693.7 million for the three-months ended June 30, 2015 represented record sales for our second fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $651.2 million for the three-months ended June 30, 2015.  Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $13.0 million for the three-months ended June 30, 2015.

The impact of the transitions of a substantial majority of our Monster distribution rights in the United States during the first half of 2015; the lower inventory levels maintained by certain bottlers within the TCCC network versus our prior Anheuser-Busch, Inc. (“AB”) distributors, and the uncertainty faced by many of our independent international distributors outside of the TCCC network, given the anticipated implementation of the TCCC Transaction, all negatively affected our net sales growth throughout the three-months ended June 30, 2015.  In addition, net sales during the three-months ended June 30, 2015, were also negatively affected by out-of-stocks which occurred in certain geographies due to the learning curve associated with the transitions to the TCCC network.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 3.5% for the three-months ended June 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our Finished Products segment represented 93.9% and 93.6% of our consolidated net sales for the three-months ended June 30, 2015 and 2014, respectively. Our Concentrate segment represented 1.9% of our consolidated net sales for the three-months ended June 30, 2015. Our Other segment represented 4.2% and 6.4% of our consolidated net sales for the three-months ended June 30, 2015 and 2014, respectively.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands. We are currently evaluating the future strategy for the positioning of the Strategic Brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $187.2 million and $180.2 million for the three-months ended June 30, 2015 and 2014, respectively. Such sales were approximately 24% and 23% of gross sales for the three-months ended June 30, 2015 and 2014, respectively. Changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United Sates of approximately 16% for the three-months ended June 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and six-months ended June 30, 2015 and 2014 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage distributors in the United States. Such full service beverage distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
Full service bottlers/distributors	63%	62%	64%	62%
Club stores, drug chains & mass merchandisers	10%	9%	9%	9%
Outside the U.S.	24%	23%	23%	23%
Retail grocery, specialty chains and wholesalers	3%	4%	3%	4%
Other	0%	2%	1%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC, certain bottlers of the Coca-Cola Hellenic Bottling Company, Swire Coca-Cola, USA and certain other TCCC independent bottlers, AB, select independent AB distributors, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) and Costco. In February 2015, in accordance with its then existing agreements with the applicable AB Distributors, Old Monster sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements. The associated distribution rights relating to such terminated distribution agreements have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottling and distribution partners as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. As of August 10, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 45% and 28% of our net sales for the three-months ended June 30, 2015 and 2014, respectively. CCR accounted for approximately 40% and 29% of our net sales for the six-months ended June 30, 2015 and 2014, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2015 and 2014, respectively.

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Net sales¹	$693,722	$687,199	0.9%	$1,320,512	$1,223,329	7.9%

Cost of sales	299,214	307,911	(2.8%)	557,048	557,222	(0.0%)
Gross profit*¹	394,508	379,288	4.0%	763,464	666,107	14.6%
Gross profit as a percentage of net sales¹	56.9%	55.2%		57.8%	54.5%

Operating expenses²	189,839	163,475	16.1%	551,167	301,430	82.9%
Operating expenses as a percentage of net sales	27.4%	23.8%		41.7%	24.6%

Gain on sale of Monster Non-Energy	161,470	-		161,470	-

Operating income¹‚²	366,139	215,813	69.7%	373,767	364,677	2.5%
Operating income as a percentage of net sales	52.8%	31.4%		28.3%	29.8%

Interest and other (expense) income, net	(1,015)	178	(670.2%)	218	332	(34.3%)

Income before provision for income taxes¹‚²	365,124	215,991	69.0%	373,985	365,009	2.5%

Provision for income taxes	136,120	74,988	81.5%	140,568	128,755	9.2%

Income taxes as a percentage of income before taxes	37.3%	34.7%		37.6%	35.3%

Net income¹‚²	$229,004	$141,003	62.4%	$233,417	$236,254	(1.2%)
Net income as a percentage of net sales	33.0%	20.5%		17.7%	19.3%

Net income per common share:
Basic	$1.29	$0.84	53.3%	$1.35	$1.41	(4.8%)
Diluted	$1.26	$0.81	55.7%	$1.31	$1.36	(3.4%)

Case sales (in thousands) (in 192-ounce case equivalents)	68,037	65,587	3.7%	125,816	117,514	7.1%

¹Includes $3.2 million and $3.8 million for the three-months ended June 30, 2015 and 2014, respectively, related to the recognition of deferred revenue. Includes $46.5 million and $7.5 million for the six-months ended June 30, 2015 and 2014, respectively, related to the recognition of deferred revenue. Included in the $46.5 million recognition of deferred revenue for the six-months ended June 30, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

²Includes $12.2 million and $0.5 million for the three-months ended June 30, 2015 and 2014, respectively, related to distributor termination costs. Includes $218.2 million and $0.5 million for the six-months ended June 30, 2015 and 2014, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended June 30, 2015 Compared to the Three-Months Ended June 30, 2014.

Net Sales. Net sales were $693.7 million for the three-months ended June 30, 2015, an increase of approximately $6.5 million, or 0.9% higher than net sales of $687.2 million for the three-months ended June 30, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $7.8 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $13.0 million for the three-months ended June 30, 2015. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2015.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 3.5% for the three-months ended June 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 68.0 million cases for the three-months ended June 30, 2015, an increase of approximately 2.4 million cases or 3.7% higher than case sales of 65.6 million cases for the three-months ended June 30, 2014. The overall average net sales per case decreased to $10.20 for the three-months ended June 30, 2015, which was 2.7% lower than the average net sales per case of $10.48 for the three-months ended June 30, 2014. The lower net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Concentrate segment, which generally generate lower net operating revenues than those products within the Finished Products segment.

Net sales for the Finished Products segment were $651.2 million for the three-months ended June 30, 2015, an increase of approximately $7.8 million, or 1.2% higher than net sales of $643.4 million for the three-months ended June 30, 2014.

Net sales for the Concentrate segment were $13.0 million for the three-months ended June 30, 2015 (effectively from June 13 to June 30). There were no net sales for the Concentrate segment for the three-months ended June 30, 2014.

Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea brand®), were $29.5 million for the three-months ended June 30, 2015 (effectively from April 1 to June 12), a decrease of approximately $14.3 million, or 32.6% lower than net sales of $43.8 million for the three-months ended June 30, 2014.

Gross Profit.  Gross profit was $394.5 million for the three-months ended June 30, 2015, an increase of approximately $15.2 million, or 4.0% higher than the gross profit of $379.3 million for the three-months ended June 30, 2014. Gross profit as a percentage of net sales increased to 56.9% for the three-months ended June 30, 2015 from 55.2% for the three-months ended June 30, 2014.  The increase in gross profit dollars was primarily the result of the $13.0 million of net sales for the Concentrate segment as well as the $7.8 million increase in net sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was primarily attributable to net sales of the Concentrate segment, which generally has higher gross margins than net sales of the Finished Products segment, as well as the decrease in the net sales of the Other segment, which generally has lower gross margins than net sales of the Finished Products segment, changes in product sales mix and lower costs of certain raw materials.

Operating Expenses.  Total operating expenses were $189.8 million for the three-months ended June 30, 2015, an increase of approximately $26.4 million, or 16.1% higher than total operating expenses of $163.5 million for the three-months ended June 30, 2014. The increase in operating expenses was primarily due to increased costs of $11.7 million associated with terminating certain existing distributors, increased expenditures of $10.5 million for professional service costs and transaction expenses related to the TCCC Transaction, increased payroll expenses of $8.4 million (of which $4.5 million was related to payroll taxes in connection with the exercise of certain stock options), and increased expenditures of $3.6 million for sponsorships and endorsements.

Contribution Margin.  Contribution margin for the Finished Products segment was $251.6 million for the three-months ended June 30, 2015, a decrease of approximately $2.9 million, or 1.1% lower than contribution margin of $254.4 million for the three-months ended June 30, 2014. The decrease in contribution margin for the Finished Products segment was primarily the result of increased expenditures of $11.7 million relating to the costs associated with terminating certain existing distributors.  Contribution margin for the Concentrate segment was $9.1 million for the three-months ended June 30, 2015 (effectively from June 13 to June 30). There was no contribution margin for the Concentrate segment for the three-months ended June 30, 2014. Contribution margin for the Other segment (excluding the $161.5 million gain on the sale of the Monster Non-Energy business) was $2.2 million, as compared to $3.1 million for the three-months ended June 30, 2014.

Operating Income.  Operating income was $366.1 million for the three-months ended June 30, 2015, an increase of approximately $150.3 million, or 69.7% higher than operating income of $215.8 million for the three-months ended June 30, 2014. Operating income as a percentage of net sales increased to 52.8% for the three-months ended June 30, 2015 from 31.4% for the three-months ended June 30, 2014, primarily due to the $161.5 million gain on the sale of Monster Non-Energy. The increase in operating income in dollars was also primarily due to the gain on the sale of Monster Non-Energy as well as a $15.2 million increase in gross profit. The increase in operating income in dollars was partially offset by an increase of $26.4 million in operating expenses. Operating income was $11.8 million and $12.9 million for the three-months ended June 30, 2015 and 2014, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other (Expense) Income, net.  Interest and other (expense) income, net was ($1.0) million for the three-months ended June 30, 2015, as compared to interest and other (expense) income, net of $0.2 million for the three-months ended June 30, 2014. Foreign currency transaction gains (losses) were ($1.7) million and ($0.4) million for the three-months ended June 30, 2015 and 2014, respectively. Interest income was $0.5 million and $0.3 million for the three-months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes.  Provision for income taxes was $136.1 million for the three-months ended June 30, 2015, an increase of $61.1 million or 81.5% higher than the provision for income taxes of $75.0 million for the three-months ended June 30, 2014.  The effective combined federal, state and foreign tax rate increased to 37.3% from 34.7% for the three-months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to the disallowance for tax purposes of certain costs related to the TCCC Transaction as well as the decrease in tax benefits relating to the domestic production deduction.  The increase in the effective tax rate was partially offset by the release of the valuation allowances against the deferred tax assets of certain foreign jurisdictions.

Net Income.  Net income was $229.0 million for the three-months ended June 30, 2015, an increase of $88.0 million or 62.4% higher than net income of $141.0 million for the three-months ended June 30, 2014. The increase in net income was primarily attributable to the $161.5 million gain on the sale of Monster Non-Energy, partially offset by a $61.1 million increase in income taxes.

Results of Operations for the Six-Months Ended June 30, 2015 Compared to the Six-Months Ended June 30, 2014.

Net Sales. Net sales were $1,320.5 million for the six-months ended June 30, 2015, an increase of approximately $97.2 million, or 7.9% higher than net sales of $1,223.3 million for the six-months ended June

30, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $101.4 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales for the six-months ended June 30, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2015.

Changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately 2.7% for the six-months ended June 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 125.8 million cases for the six-months ended June 30, 2015, an increase of approximately 8.3 million cases or 7.1% higher than case sales of 117.5 million cases for the six-months ended June 30, 2014. The overall average net sales per case increased to $10.50 for the six-months ended June 30, 2015, which was 0.8% higher than the average net sales per case of $10.41 for the six-months ended June 30, 2014.

Net sales for the Finished Products segment were $1,246.7 million for the six-months ended June 30, 2015, an increase of approximately $101.4 million, or 8.9% higher than net sales of $1,145.3 million for the six-months ended June 30, 2014.

Net sales for the Concentrate segment were $13.0 million for the six-months ended June 30, 2015 (effectively from June 13 to June 30). There were no net sales for the Concentrate segment for the six-months ended June 30, 2014.

Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace tea brand®), were $60.8 million for the six-months ended June 30, 2015, a decrease of approximately $17.2 million, or 22.0% lower than net sales of $78.0 million for the six-months ended June 30, 2014.

Gross Profit.  Gross profit was $763.5 million for the six-months ended June 30, 2015, an increase of approximately $97.4 million, or 14.6% higher than the gross profit of $661.1 million for the six-months ended June 30, 2014. Gross profit as a percentage of net sales increased to 57.8% for the six-months ended June 30, 2015 from 54.5% for the six-months ended June 30, 2014.  The increase in gross profit dollars was primarily the result of the $101.4 million increase in net sales of our Monster Energy® brand energy drinks, the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors and the $13.0 million of net sales for the Concentrate segment. The increase in gross profit as a percentage of net sales was primarily attributable to the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, as well as due to changes in product sales mix and lower costs of certain sweeteners and other raw materials.

Operating Expenses.  Total operating expenses were $551.2 million for the six-months ended June 30, 2015, an increase of approximately $249.7 million, or 82.9% higher than total operating expenses of $301.4 million for the six-months ended June 30, 2014. The increase in operating expenses was primarily due to increased costs of $217.7 million associated with terminating certain existing distributors.  To a lesser extent, the increase in operating expenses was attributable to increased payroll expenses of $16.9 million (of which $11.7 million was related to payroll taxes in connection with the exercise of certain stock options), increased expenditures of $14.1 million for professional service costs and transaction expenses related to the TCCC Transaction and increased expenditures of $7.3 million for sponsorships and endorsements.

Contribution Margin.  Contribution margin for the Finished Products segment was $307.2 million for the six-months ended June 30, 2015, a decrease of approximately $132.1 million, or 30.1% lower than contribution margin of $439.3 million for the six-months ended June 30, 2014. The decrease in the contribution margin for the Finished Products segment was primarily the result of the increased expenditures of $217.7 million relating to the costs associated with terminating certain existing distributors.  Contribution margin for the Concentrate segment was $9.1 million for the six-months ended June 30, 2015. There was no contribution margin for the Concentrate segment for the six-months ended June 30, 2014. Contribution margin for the Other segment was $165.7 million for the six-months ended June 30, 2015 (effectively from Jan 1 to June 12), as compared to $4.9 million for the six-months ended June 30, 2014. The increase in contribution margin for the Other segment was primarily the result of the $161.5 million gain on the sale of Monster Non-Energy.

Operating Income.  Operating income was $373.8 million for the six-months ended June 30, 2015, an increase of approximately $9.1 million, or 2.5% higher than operating income of $364.7 million for the six-months ended June 30, 2014. Operating income as a percentage of net sales decreased to 28.3% for the six-months ended June 30, 2015 from 29.8% for the six-months ended June 30, 2014, primarily due to the increase in operating expenses as a percentage of net sales. The increase in operating income in dollars was primarily due to the $161.5 million gain on the sale of Monster Non-Energy and the $97.4 million increase in gross profit. The increase in operating income in dollars was offset by increased costs of $217.7 million associated with terminating certain existing distributors as well as the increase in other operating expenses. Operating income was $16.2 million and $14.6 million for the six-months ended June 30, 2015 and 2014, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other (Expense) Income, net.  Interest and other (expense) income, net was $0.2 million for the six-months ended June 30, 2015, as compared to interest and other income, net of $0.3 million for the six-months ended June 30, 2014. Foreign currency transaction gains (losses) were ($0.8) million and ($0.6) million for the six-months ended June 30, 2015 and 2014, respectively. Interest income was $0.8 million and $0.6 million for the six-months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes.  Provision for income taxes was $140.6 million for the six-months ended June 30, 2015, an increase of $11.8 million or 9.2% higher than the provision for income taxes of $128.8 million for the six-months ended June 30, 2014.  The effective combined federal, state and foreign tax rate increased to 37.6% from 35.3% for the six-months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to the disallowance for tax purposes of certain costs related to the TCCC Transaction as well as the decrease in tax benefits relating to the domestic production deduction.  The increase in the effective tax rate was partially offset by the release of the valuation allowances against the deferred tax assets of certain foreign jurisdictions.

Net Income.  Net income was $233.4 million for the six-months ended June 30, 2015, a decrease of $2.8 million or 1.2% lower than net income of $236.3 million for the six-months ended June 30, 2014.

Non-GAAP Financial Measures

Gross Sales**. Gross sales were $789.9 million for the three-months ended June 30, 2015, an increase of approximately $11.0 million, or 1.4% higher than gross sales of $779.0 million for the three-months ended June 30, 2014. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $15.3 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $13.0 million for the three-months ended June 30, 2015. Promotional and other allowances, as described in the footnote below, were $96.2 million for the three-months ended June 30, 2015, an increase of $4.4 million, or 4.8% higher than promotional and other allowances of $91.8 million for the three-months ended June 30, 2014. Promotional and other allowances as a percentage of gross sales increased to 12.2% from 11.8% for the three-months ended June 30, 2015 and 2014, respectively.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 3.8% for the three-months ended June 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Gross sales were $1,500.1 million for the six-months ended June 30, 2015, an increase of approximately $107.4 million, or 7.7% higher than gross sales of $1,392.7 million for the six-months ended June 30, 2014. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $75.4 million, or 70.2%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales for the six-months ended June 30, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 37.1% of our overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the six-months ended June 30, 2015. Promotional and other allowances, as described in the footnote below, were $179.6 million for the six-months ended June 30, 2015, an increase of $10.3 million, or 6.1% higher than promotional and other allowances of $169.4 million for the six-months ended June 30, 2014. Promotional and other allowances as a percentage of gross sales decreased to 12.0% from 12.2% for the six-months ended June 30, 2015 and 2014, respectively.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately 3.0% for the six-months ended June 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Gross sales, net of discounts and returns	$789,923	$778,956	1.4%	$1,500,115	$1,392,679	7.7%
Less: Promotional and other allowances***	96,201	91,757	4.8%	179,603	169,350	6.1%
Net Sales	$693,722	$687,199	0.9%	$1,320,512	$1,223,329	7.9%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the disclosure thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s distributors related to sales made by the Company direct to certain customers that fall within the distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and six-months ended June 30, 2015 and 2014 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities.  We used $139.5 million of cash in operating activities for the six-months ended June 30, 2015, as compared with net cash provided by operating activities of $259.0 million for the six-months ended June 30, 2014.  The decrease of $398.5 million in cash flows from operations was primarily the result of an increase in the excess tax benefit from stock-based compensation of $300.3 million and the $161.5 million gain on the sale of Monster Non-Energy.

For the six-months ended June 30, 2015, cash provided by operating activities was primarily attributable to net income earned of $233.4 million and adjustments for certain non-cash expenses, consisting of, $14.8 million of stock-based compensation and $13.3 million of depreciation and other amortization. For the six-months ended June 30, 2015, cash provided by operating activities also increased due to a $156.7 million change in deferred income taxes, a $72.1 million increase in accounts payable, a $64.8 million decrease in accrued distributor terminations, an $18.0 million increase in accrued promotional allowances and a $12.5 million increase in accrued liabilities. For the six-months ended June 30, 2015, cash used in operating activities was due to a $300.3 million excess tax benefit from stock option exercises, a $161.5 million gain on the sale of Monster Non-Energy, a $95.2 million increase in accounts receivable, an $84.1 million increase in prepaid income taxes, a $40.8 million decrease in deferred revenue, a $28.9 million increase in inventories, a $7.5 million decrease in income taxes payable, a $3.5 million decrease in accrued compensation and a $3.3 million increase in prepaid expenses and other current assets.

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

Cash flows used in investing activities. We used $105.9 million of cash from investing activities for the six-months ended June 30, 2015 as compared to cash used of $108.0 million for the six-months ended June 30, 2014.

For the six-months ended June 30, 2015, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the six-months ended June 30, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and to purchases of property and equipment. For the six-months ended June 30, 2015, cash provided by investing activities also included $198.0 million from the sale of Monster Non-Energy and $179.7 million from the transfer of distribution rights pursuant to the TCCC Transaction. For both the six-months ended June 30, 2015 and 2014, cash provided by investing activities was also attributable to maturities of held-to-maturity investments. For both the six-months ended June 30, 2015 and 2014, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by financing activities.  We generated $1,576.7 million of cash in financing activities for the six-months ended June 30, 2015 as compared to cash provided by financing activities of $10.0 million for the six-months ended June 30, 2014. The increase in cash flows provided by financing activities of $1,566.7 million was primarily the result of the issuance of our common stock to TCCC during the six-months ended June 30, 2015 in connection with the TCCC Transaction.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At June 30, 2015, we had $1,696.3 million in cash and cash equivalents and $1,287.2 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1,696.3 million of cash and cash equivalents held at June 30, 2015, $117.5 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2015. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $120.0 million through June 30, 2016.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2015:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$87,244	$54,621	$31,513	$1,110	$-
Capital Leases	813	813	-	-	-
Operating Leases	11,233	5,341	4,013	949	930
Purchase Commitments²	39,292	39,292	-	-	-
	$138,582	$100,067	$35,526	$2,059	$930

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2015. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.5 million as of June 30, 2015.

In April 2015, the Company entered into an agreement, subject to the attainment of requisite entitlements, to acquire approximately 56 acres of vacant land located in Jurupa Valley, CA for an estimated purchase price of $38.1 million. The Company was unable to secure the requisite entitlements and therefore terminated this agreement.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2015 and 2014, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of beverages sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. Because the primary historical market for our products is California, which has a year-long temperate climate, the effect of seasonal fluctuations on quarterly results may have been somewhat mitigated; however, such fluctuations may become more pronounced with the expansion of the distribution of our products outside of California. In addition, our experience with our energy drink products suggests they may be less seasonal than the seasonality expected from traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products, continued growth in countries located in the southern hemisphere and changes in advertising and promotional expenses.

(In thousands, except average net sales per case)	Three-Months Ended June 30,		Six-Months Ended June 30,
	2015	2014	2015	2014
Net sales¹	$693,722	$687,199	$1,320,512	$1,223,329
Case sales (192-ounce case equivalents)	68,037	65,587	125,816	117,514
Average net sales per case	$10.20	$10.48	$10.50	$10.41

¹Includes $39.8 million for the six-months ended June 30, 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015. Excluding the acceleration of deferred revenue, the average net sales price per case decreased to $10.18 for the six-months ended June 30, 2015, which was 2.2% lower than the average net sales per case of $10.41 for the six-months ended June 30, 2014.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the fiscal year ended December 31, 2014, except as disclosed in Note 2.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU 2014-09 on its financial position, results of operations and liquidity.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•                 Our ability to recognize any benefits from the TCCC Transaction;

•                 The effect of our extensive commercial arrangements with TCCC on our future performance;

•                 The effect of TCCC becoming one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;

•                 Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;

•                 Lack of anticipated demand for our products in domestic and/or international markets;

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

•                 Changes in demand that are weather related;

•                 Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;

•                 Our ability to introduce new products;

•                 An inability to achieve volume growth through product and packaging initiatives;

•                 Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;

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

•                 The impact of corporate activity among the limited number of suppliers from whom we purchase certain raw materials on our cost of sales;

•                 Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials and/or ingredients and/or commodities and/or other cost inputs affecting our business;

•                 Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;

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

•                 Unilateral decisions by distributors, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time and/or restrict the range of our products they carry and/or devote less resources to the sale of our products;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended June 30, 2015 compared with the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.                             RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, except for the following:

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

Under GAAP, we are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of June 30, 2015, after the consummation of the TCCC Transaction, our goodwill totaled approximately $1,287.8 million and our intangible assets totaled approximately $428.2 million.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from April 1, 2015 to June 12, 2015, 0.001 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.  These shares are included in the cancellation of treasury shares as described above relating to the TCCC Transaction.

During the period from June 13, 2015 to June 30, 2015, 1.2 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $160.7 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan.

ITEM 3.                                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                        OTHER INFORMATION

None.

ITEM 6.                                        EXHIBITS

10.1*#	Amended and Restated Distribution Coordination Agreement, dated as of June 12, 2015, between Monster Energy Company and The Coca-Cola Company.

10.2*#

Amended and Restated International Distribution Coordination Agreement, dated as of June 12, 2015, between Monster Energy Ltd. (formerly Tauranga, Ltd.), Monster Energy Company and The Coca-Cola Company.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three-months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

#   Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 10, 2015	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer