Form 10-Q
period 2015-09-30
Monster Beverage Corp
filed 2015-11-06
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015	Commission File Number 0-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	39-1679918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes         No  X

The Registrant had 202,722,461 shares of common stock, par value $0.005 per share, outstanding as of October 26, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(In Thousands, Except Par Value) (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,240,717	$370,323
Short-term investments	1,544,710	781,134
Accounts receivable, net	407,771	280,203
TCCC Transaction receivable	125,000	-
Distributor receivables	714	552
Inventories	159,691	174,573
Prepaid expenses and other current assets	25,742	19,673
Intangibles held-for-sale, net	-	18,079
Prepaid income taxes	90,933	8,617
Deferred income taxes	155,369	40,275
Total current assets	3,750,647	1,693,429

INVESTMENTS	34,355	42,940
PROPERTY AND EQUIPMENT, net	94,727	90,156
DEFERRED INCOME TAXES	-	54,106
GOODWILL	1,287,777	-
OTHER INTANGIBLE ASSETS, net	428,201	50,748
OTHER ASSETS	8,031	7,496
Total Assets	$5,603,738	$1,938,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$238,106	$127,641
Accrued liabilities	67,933	40,271
Accrued promotional allowances	124,539	114,047
Accrued distributor terminations	7,654	-
Deferred revenue	31,413	49,926
Accrued compensation	20,152	17,983
Income taxes payable	14,809	5,848
Total current liabilities	504,606	355,716

DEFERRED REVENUE	355,128	68,009

DEFERRED INCOME TAXES	89,447	-

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 206,788 shares issued and 202,731 outstanding as of September 30, 2015; 207,004 shares issued and 167,722 outstanding as of December 31, 2014	1,034	1,035
Additional paid-in capital	3,966,395	426,145
Retained earnings	1,256,121	2,330,510
Accumulated other comprehensive loss	(20,851)	(11,453)
Common stock in treasury, at cost; 4,057 and 39,282 shares as of September 30, 2015 and December 31, 2014, respectively	(548,142)	(1,231,087)
Total stockholders’ equity	4,654,557	1,515,150
Total Liabilities and Stockholders’ Equity	$5,603,738	$1,938,875

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended

	September 30,		September 30,
	2015	2014	2015	2014

NET SALES	$756,619	$635,972	$2,077,131	$1,859,301

COST OF SALES	291,143	294,052	848,191	851,274

GROSS PROFIT	465,476	341,920	1,228,940	1,008,027

OPERATING EXPENSES	174,038	152,013	725,205	453,443

GAIN ON SALE OF MONSTER NON-ENERGY (NOTE 2)	-	-	161,470	-

OPERATING INCOME	291,438	189,907	665,205	554,584

INTEREST INCOME AND OTHER (EXPENSE), net	(3,362)	(1,038)	(3,144)	(707)

INCOME BEFORE PROVISION FOR INCOME TAXES	288,076	188,869	662,061	553,877

PROVISION FOR INCOME TAXES	113,502	67,269	254,070	196,023

NET INCOME	$174,574	$121,600	$407,991	$357,854

NET INCOME PER COMMON SHARE:
Basic	$0.85	$0.73	$2.22	$2.14
Diluted	$0.84	$0.70	$2.17	$2.06

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	205,051	167,346	184,098	167,116
Diluted	208,094	174,270	188,131	174,016

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In Thousands) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
Net income, as reported	$174,574	$121,600	$407,991	$357,854
Other comprehensive income:
Change in foreign currency translation adjustment	(1,778)	(5,716)	(9,398)	(5,104)
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	-	-	-	-
Other comprehensive loss	(1,778)	(5,716)	(9,398)	(5,104)
Comprehensive income	$172,796	$115,884	$398,593	$352,750

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$407,991	$357,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,757	19,124
Gain on disposal of property and equipment	(212)	(379)
Gain on sale of Monster Non-Energy	(161,470)	-
Stock-based compensation	23,689	22,509
Loss on put option	-	771
Gain on investments, net	-	(732)
Deferred income taxes	(115,098)	(7,919)
Excess tax benefit from stock-based compensation	(303,914)	(11,541)
Effect on cash of changes in operating assets and liabilities, net of acquisition and divestiture:
Accounts receivable	(132,614)	(45,759)
Distributor receivables	393	2,047
Inventories	(9,076)	13,300
Prepaid expenses and other current assets	(6,863)	(4,564)
Prepaid income taxes	(83,276)	(8,723)
Accounts payable	75,142	30,032
Accrued liabilities	29,296	12,387
Accrued promotional allowances	15,196	32,421
Accrued distributor terminations	7,706	(2,338)
Accrued compensation	2,414	(467)
Income taxes payable	312,750	4,909
Deferred revenue	(35,991)	(5,883)
Net cash provided by operating activities	47,820	407,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	998,762	545,774
Sales of available-for-sale investments	4,001	-
Sales of trading investments	2,625	12,075
Proceeds from transfer of distribution rights to TCCC	179,658	-
Purchases of held-to-maturity investments	(1,760,178)	(761,538)
Purchases of property and equipment	(25,627)	(19,300)
Proceeds from the sale of Monster Non-Energy	198,008	-
Proceeds from sale of property and equipment	484	745
Increase in intangibles	(5,352)	(1,765)
(Increase) decrease in other assets	(1,039)	1,027
Net cash used in investing activities	(408,658)	(222,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(807)	(1,316)
Excess tax benefit from stock-based compensation	303,914	11,541
Issuance of common stock	1,691,051	15,050
Purchases of common stock held in treasury	(758,974)	(8,126)
Net cash provided by financing activities	1,235,184	17,149

Effect of exchange rate changes on cash and cash equivalents	(3,952)	(4,242)

NET INCREASE IN CASH AND CASH EQUIVALENTS	870,394	196,974
CASH AND CASH EQUIVALENTS, beginning of period	370,323	211,349
CASH AND CASH EQUIVALENTS, end of period	$1,240,717	$408,323

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$21	$27
Income taxes	$141,184	$210,090

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.1 million and $0.7 million for the nine-months ended September 30, 2015 and 2014, respectively.

Included in accounts payable as of September 30, 2015 are treasury stock purchases of $40.7 million.

During the nine-months ended September 30, 2015, the Company issued 11.8 million shares of the Company’s common stock in exchange for KO Energy (see Note 2).

During the nine-months ended September 30, 2015, in connection with the TCCC Transaction (as defined in Note 2), $125.0 million relating to the transfer of certain distribution rights was deposited into escrow pending certain transition milestones (see Note 2).

During the nine-months ended September 30, 2015, the Company cancelled 41.5 million shares of treasury stock (see Note 13). Amounts previously recorded as treasury stock were netted against common stock and retained earnings.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2015 and 2014 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

In the second quarter of 2015, as a result of the acquisitions and divestitures described in Note 2, the Company revised its reportable segments to reflect management’s new view of the business and to align its external financial reporting with its new operating and internal financial reporting model. Historical segment information has been revised to reflect the effect of this change. See Note 17 for additional information about the Company’s new reporting segments.

2.                                    ACQUISITIONS AND DIVESTITURES

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

In the Holding Company Reorganization, each Old Monster common share, par value $0.005 per share, outstanding immediately prior to the consummation of the Holding Company Reorganization (other than any Old Monster common shares that were owned by Old Monster immediately prior to the closing of the TCCC Transaction, which were cancelled (see Note 13)), was converted automatically into the right to receive one Company common share, par value $0.005 per share. In addition, upon consummation of the Holding Company Reorganization:

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

Immediately after the effective time of the Holding Company Reorganization, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) (the “New Issuance”) and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”) to the Company, (3) Old Monster transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC, (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow as described below, pursuant to an escrow agreement (the “Escrow Agreement”), subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

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

On the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount, less an amount sufficient to cover any unresolved claims, will be released to TCCC. Any amount described above that becomes payable following the one-year anniversary will be paid directly from TCCC to the Company.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

TCCC is contractually obligated to authorize payment to the Company of the funds in escrow upon achievement of the milestones referred to above. As of November 6, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network.  As a result, $125 million is currently held in escrow. The Company expects to commence steps to transition sufficient additional distribution rights, which will, in due course, result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

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

The Company has determined goodwill in accordance with ASC 805-30-30-1, “Business Combinations,” which requires the recognition of goodwill for the excess of the aggregate consideration over the net amounts of identifiable assets acquired and liabilities assumed as of the acquisition date.

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

The Company recognized a gain of $161.5 million on the disposal of Monster Non-Energy during the second quarter of 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following unaudited pro forma condensed combined financial information is presented as if the TCCC Transaction had closed on January 1, 2014:

	Three-Months Ended September 30, 2015
				Pro Forma Adjustments
	Monster Beverage Corporation as reported¹	KO Energy		Disposal of Monster Non- Energy	Other	Pro Forma Combined
Net sales	$756,619	$-		$-	$-	$756,619
Net income	174,574	-		-	180	174,754

	Three-Months Ended September 30, 2014
				Pro Forma Adjustments
	Monster Beverage Corporation as reported	KO Energy		Disposal of Monster Non- Energy	Other	Pro Forma Combined
Net sales	$635,972	$85,608		$(41,624)	$3,840	$683,796
Net income	121,600	54,614	²	(1,376)	(24,075)	150,763

¹Includes net sales of $69.9 million and net income of $27.4 million (tax affected) related to the acquired KO Energy assets for the three-months ended September 30, 2015.

²The $54.6 million of net income for KO Energy for the three-months ended September 30, 2014 is presented before tax. The associated estimated provision for income taxes is included in the “Other” category.

	Nine-Months Ended September 30, 2015
				Pro Forma Adjustments
	Monster Beverage Corporation as reported¹	KO Energy²		Disposal of Monster Non- Energy³	Other	Pro Forma Combined
Net sales	$2,077,131	$138,127		$(60,824)	$6,803	$2,161,237
Net income	407,991	100,575	[4]	(101,881)	(36,487)	370,198

	Nine-Months Ended September 30, 2014
				Pro Forma Adjustments
	Monster Beverage Corporation as reported	KO Energy		Disposal of Monster Non- Energy	Other	Pro Forma Combined
Net sales	$1,859,301	$256,824		$(119,608)	$11,393	$2,007,910
Net income	357,854	163,842	[4]	(4,398)	(74,747)	442,551

¹Includes net sales of $82.9 million and net income of $32.9 million (tax affected) related to the acquired KO Energy assets since the date of acquisition, June 12, 2015.

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

³Includes results through June 12, 2015. Net income includes gain recognized on the sale of Monster Non-Energy of $161.5 million.

4The $100.6 million of net income for the nine-months ended September 30, 2015 and $163.8 million of net income for KO Energy for the nine-months ended September 30, 2014 are presented before tax. The associated estimated provision for income taxes is included in the “Other” category.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Pro-Forma Adjustments – Other include the following:

	Three-Months Ended September 30, 2015	Three-Months Ended September 30, 2014	Nine-Months Ended September 30, 2015¹	Nine-Months Ended September 30, 2014
Net sales:
Amortization of deferred revenue	$-	$3,840	$6,803	$11,393

Net income:
Amortization of deferred revenue	$-	$3,840	$6,803	$11,393
To record sales commissions	-	(9,588)	(15,470)	(28,764)
To record amortization of definite lived KO Energy intangibles	-	(1,764)	(3,126)	(5,236)
To eliminate TCCC Transaction expenses	292	2,567	15,425	3,635
Estimated provision for income taxes on pro forma adjustments	(112)	1,904	(1,398)	7,304
Estimated provision for income taxes on KO Energy income	-	(21,034)	(38,721)	(63,079)
Total	$180	$(24,075)	$(36,487)	$(74,747)

¹Includes amortization of deferred revenue, sales commissions and amortization of intangibles through June 12, 2015, the date the TCCC Transaction was consummated.

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

3.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$306,858	$-	$-	$306,858	$-	$-
U.S. Treasuries	92,994	5	-	92,999	-	-
Certificates of deposit	44,506	-	-	44,506	-	-
Municipal securities	611,370	319	10	611,679	10	-
U.S. government agency securities	487,495	23	4	487,514	4	-
Long-term:
Municipal securities	29,333	16	4	29,345	4	-
U.S. government agency securities	5,022	-	3	5,019	3	-
Total	$1,577,578	$363	$21	1,577,920	$21	$-
Trading
Short-term:
Auction rate securities				1,487
Long-term:
Auction rate securities				-
Total				$1,579,407

December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$19,482	$-	$2	$19,480	$-	$-
Municipal securities	744,542	105	-	744,647	-	-
U.S. government agency securities	9,199	-	1	9,198	-	-
Long-term:
Municipal securities	42,940	10	-	42,950	-	-
Available-for-sale
Variable rate demand notes	4,001	-	-	4,001	-	-
Total	$820,164	$115	$3	820,276	$-	$-
Trading
Short-term:
Auction rate securities				3,910
Long-term:
Auction rate securities				-
Total				$824,186

During the three- and nine-months ended September 30, 2015 and September 30, 2014, realized gains or losses recognized on the sale of investments were not significant. During the three- and nine-months ended September 30, 2015 and September 30, 2014, the net gains recognized on the Company’s trading securities were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s investments at September 30, 2015 and December 31, 2014 in commercial paper, U.S. Treasuries, certificates of deposit, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven day, settlement basis. All of the Company’s investments at September 30, 2015 and December 31, 2014 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2015		December 31, 2014

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$306,858	$306,858	$19,482	$19,480
U.S. Treasuries	92,994	92,999	-	-
Certificates of deposit	44,506	44,506	-	-
Municipal securities	611,370	611,679	744,542	744,647
U.S. government agency securities	487,495	487,514	9,199	9,198
Due 1 - 10 years:
Municipal securities	29,333	29,345	42,940	42,950
U.S. government agency securities	5,022	5,019	-	-
Due 11 - 20 years:
Auction rate securities	1,487	1,487	3,910	3,910
Due 21 - 30 years:
Variable rate demand notes	-	-	4,001	4,001
Total	$1,579,065	$1,579,407	$824,074	$824,186

5.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the Company’s held-to-maturity investments at amortized cost, available-for-sale investments at fair value and the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2015	Level 1	Level 2	Level 3	Total
Cash	$194,242	$-	$-	$194,242
Money market funds	624,007	-	-	624,007
Commercial paper	-	361,833	-	361,833
U.S. Treasuries	-	111,993	-	111,993
Certificates of deposit	-	115,509	-	115,509
Municipal securities	-	670,186	-	670,186
U.S. government agency securities	-	740,525	-	740,525
Variable rate demand notes	-	-	-	-
Auction rate securities	-	-	1,487	1,487
Put option related to auction rate securities	-	-	48	48
Foreign currency derivatives	-	(570)	-	(570)
Total	$818,249	$1,999,476	$1,535	$2,819,260

Amounts included in:
Cash and cash equivalents	$818,249	$422,468	$-	$1,240,717
Short-term investments	-	1,543,223	1,487	1,544,710
Accounts receivable, net	-	48	-	48
Investments	-	34,355	-	34,355
Prepaid expenses and other current assets	-	-	48	48
Accrued liabilities	-	(618)	-	(618)
Total	$818,249	$1,999,476	$1,535	$2,819,260

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash	$196,090	$-	$-	$196,090
Money market funds	106,928	-	-	106,928
Commercial paper	-	19,482	-	19,482
Municipal securities	-	854,787	-	854,787
U.S. government agency securities	-	9,199	-	9,199
Variable rate demand notes	-	4,001	-	4,001
Auction rate securities	-	-	3,910	3,910
Put option related to auction rate securities	-	-	250	250
Foreign currency derivatives	-	(252)	-	(252)
Total	$303,018	$887,217	$4,160	$1,194,395

Amounts included in:
Cash and cash equivalents	$303,018	$67,305	$-	$370,323
Short-term investments	-	777,224	3,910	781,134
Accounts receivable, net	-	83	-	83
Investments	-	42,940	-	42,940
Prepaid expenses and other current assets	-	-	250	250
Accrued liabilities	-	(335)	-	(335)
Total	$303,018	$887,217	$4,160	$1,194,395

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include commercial paper, U.S. Treasuries, certificates of deposit, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2015 or the year ended December 31, 2014, and there were no changes in the Company’s valuation techniques.

The Company’s Level 3 assets are comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the nine-months ended September 30, 2015.

At September 30, 2015, the Company held auction rate securities with a face value of $1.54 million (amortized cost basis of $1.49 million). A Level 3 valuation was performed on the Company’s auction rate securities as of September 30, 2015 resulting in a fair value of $1.49 million for the Company’s trading auction rate securities (after a $0.05 million impairment), which are included in short-term investments.

In June 2011, the Company entered into an agreement (the “2011 ARS Agreement”), related to $24.5 million of par value auction rate securities (the “2011 ARS Securities”).  Under the 2011 ARS Agreement, the Company had the right to sell the 2011 ARS Securities including all accrued but unpaid interest thereon (the “2011 Put Option”) as follows: (i) on or after July 1, 2013, up to $1.0 million aggregate par value; (ii) on or after October 1, 2013, up to an additional $1.0 million aggregate par value; and (iii) in quarterly installments thereafter based on a formula of the then outstanding 2011 ARS Securities, as adjusted for normal market redemptions, with full sale rights available on or after April 1, 2016. The 2011 ARS Securities continued to accrue interest until redeemed through the 2011 Put Option, or as determined by the auction process, or should the auction process have failed, the terms outlined in the prospectus of the respective 2011 ARS Securities. Under the 2011 ARS Agreement, the Company had the obligation, should it have received written notification from the put issuer, to sell the 2011 ARS Securities at par plus all accrued but unpaid interest. During the nine-months ended September 30, 2015, $2.6 million of ARS Securities were redeemed ($13.1 million, $2.3 million, $1.3 million and $3.7 million of par value 2011 ARS Securities were redeemed at par during the years ended December 31, 2014, 2013, 2012 and 2011, respectively). Subsequent to September 30, 2015, the Company’s remaining $1.5 million balance of 2011 ARS Securities were redeemed at par through the exercise of the remaining portion of the 2011 Put Option, which exhausted the Company’s rights under the 2011 ARS Agreement. The 2011 Put Option did not meet the definition of derivative instruments under ASC 815.  Therefore, the Company elected the fair value option under ASC 825-10 in accounting for the 2011 Put Option. As of September 30, 2015, the Company recorded $0.05 million as the fair market value of the 2011 Put Option, included in prepaid expenses and other current assets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three-Months Ended September 30, 2015		Three-Months Ended September 30, 2014
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$3,246	$189	$12,819	$994
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	141	(141)	648	(674)
Included in other comprehensive income	-	-	-	-
Settlements	(1,900)	-	(8,625)	-
Closing Balance	$1,487	$48	$4,842	$320

	Nine-Months Ended September 30, 2015		Nine-Months Ended September 30, 2014
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$3,910	$250	$16,184	$1,092
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	202	(202)	732	(772)
Included in other comprehensive income	-	-	-	-
Settlements	(2,625)	-	(12,074)	-
Closing Balance	$1,487	$48	$4,842	$320

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the nine-months ended September 30, 2015 and the year ended December 31, 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2015 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest income and other (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$9,410	$36	Accounts receivable, net
Receive USD/pay JPY	5,389	12	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$26,749	$(160)	Accrued liabilities
Receive USD/pay AUD	7,263	(17)	Accrued liabilities
Receive USD/pay ZAR	14,921	(243)	Accrued liabilities
Receive USD/pay MXN	7,442	(72)	Accrued liabilities
Receive USD/pay RUB	1,736	(21)	Accrued liabilities
Receive USD/pay BRL	2,284	(58)	Accrued liabilities
Receive USD/pay CLP	1,631	(29)	Accrued liabilities
Receive USD/pay COP	1,120	(18)	Accrued liabilities

December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$19,940	$83	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$13,265	$(75)	Accrued liabilities
Receive USD/pay AUD	8,343	(48)	Accrued liabilities
Receive USD/pay JPY	10,620	(84)	Accrued liabilities
Receive USD/pay ZAR	14,760	(105)	Accrued liabilities
Receive USD/pay MXN	4,961	(11)	Accrued liabilities
Receive USD/pay CLP	2,685	(10)	Accrued liabilities
Receive USD/pay COP	2,845	(2)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain recognized in income on derivatives	September 30, 2015	September 30, 2014

Foreign currency exchange contracts	Interest income and other (expense), net	$3,552	$960

		Amount of gain recognized in income on derivatives
		Nine-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain recognized in income on derivatives	September 30, 2015	September 30, 2014

Foreign currency exchange contracts	Interest income and other (expense), net	$1,634	$194

7.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2015	December 31, 2014
Raw materials	$56,578	$59,938
Finished goods	103,113	114,635
	$159,691	$174,573

8.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	September 30, 2015	December 31, 2014
Land	$6,792	$6,792
Leasehold improvements	2,745	2,796
Furniture and fixtures	3,497	3,371
Office and computer equipment	10,864	10,072
Computer software	2,283	1,317
Equipment	99,874	84,263
Buildings	39,421	37,311
Vehicles	28,391	27,813
	193,867	173,735
Less: accumulated depreciation and amortization	(99,140)	(83,579)
	$94,727	$90,156

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2015 by reportable segment:

	Finished Products	Concentrate	Total
Balance at December 31, 2014	$-	$-	$-
Acquisitions	785,277	502,500	1,287,777
Balance at September 30, 2015	$785,277	$502,500	$1,287,777

Intangible assets consist of the following at:

	September 30, 2015	December 31, 2014
Amortizing intangibles	$35,264	$233
Accumulated amortization	(2,148)	(50)
	33,116	183
Non-amortizing intangibles	395,085	50,565
	$428,201	$50,748

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally 5 years. Total amortization expense recorded was $1.8 million and $0.1 million for the three-months ended September 30, 2015 and 2014, respectively. Total amortization expense recorded was $2.1 million and $0.4 million for the nine-months ended September 30, 2015 and 2014, respectively. Non-amortizing intangibles primarily consist of indefinite-lived tradenames.

10.                            DISTRIBUTION AGREEMENTS

As part of the TCCC Transaction, the amended distribution coordination agreements entered into with TCCC provided for the transition of third parties’ rights to distribute the Company’s products in most territories in the U.S. and Canada to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners. In February 2015, in accordance with its then existing agreements with certain affected third-party distributors, Old Monster sent notices of termination to the applicable affected third-party distributors in the U.S., providing for the termination of their respective distribution agreements.  The associated distribution rights relating to such terminated distribution agreements were transitioned to the TCCC distribution network as of the effective date of termination of the affected third-party distributors’ rights in the applicable territories.  As of November 6, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales (see Note 2) have been transitioned to TCCC’s distribution network.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $2.5 million and $220.7 million for the three- and nine-months ended September 30, 2015. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $5.5 million and $1.9 million for the three-months ended September 30, 2015 and 2014, respectively. Revenue recognized was $45.1 million and $5.8 million for the nine-months ended September 30, 2015 and 2014, respectively. Included in the $45.1 million of revenue recognized for the nine-months ended September 30, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015, as described above.

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $37.5 million at September 30, 2015, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $77.6 million at September 30, 2015, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $10.6 million at September 30, 2015, which related primarily to warehouse and office space.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of September 30, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $2.8 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2015 are as follows:

Currency
Translation
Losses

Balance at December 31, 2014	$11,453
Other comprehensive loss before reclassifications	-
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive loss	9,398
Balance at September 30, 2015	$20,851

13.                            TREASURY STOCK

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

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).  During the three-months ended September 30, 2015, the Company purchased 1.1 million shares of common stock at an average purchase price of $134.71 per share, for a total amount of $145.7 million (excluding broker commissions), which exhausted the availability under the April 2013 Repurchase Plan.

On September 11, 2015, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $500.0 million of the Company’s outstanding common stock (the “September 2015 Repurchase Plan”). During the three-months ended September 30, 2015, the Company purchased 1.8 million shares of common stock at an average purchase price of $134.27 per share, for a total amount of $241.8 million (excluding broker commissions), under the September 2015 Repurchase Plan.

During the three-months ended September 30, 2015, 75 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.01 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the September 2015 Repurchase Plan or the April 2013 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2015.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2015: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $8.9 million and $7.4 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended September 30, 2015 and 2014, respectively. The Company recorded $23.7 million and $22.5 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the nine-months ended September 30, 2015 and 2014, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended September 30, 2015 and 2014 was $3.6 million and $8.2 million, respectively. The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the nine-months ended September 30, 2015 and 2014 was $303.9 million and $11.5 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2015 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014¹	2015	2014
Dividend yield	0.0%	-	0.0%	0.0%
Expected volatility	36.7%	-	37.1%	42.4%
Risk-free interest rate	1.5%	-	1.6%	1.6%
Expected term	6.1 years	-	5.8 years	5.8 years

¹ No options were granted during the three-months ended September 30, 2014.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	13,066	$19.73	3.1	$1,158,412
Granted 01/01/15 - 03/31/15	903	$133.68
Granted 04/01/15 - 06/30/15	33	$133.43
Granted 07/01/15 - 09/30/15	56	$135.00
Exercised	(7,153)	$6.11
Cancelled or forfeited	(73)	$64.62
Outstanding at September 30, 2015	6,832	$50.05	5.8	$581,663
Vested and expected to vest in the
future at September 30, 2015	6,428	$47.00	5.6	$566,879
Exercisable at September 30, 2015	4,005	$23.74	4.0	$446,159

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2015 was $51.14 per share. No options awards were granted during the three-months ended September 30, 2014. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2015 and 2014 was $50.20 per share and $29.33 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2015 and 2014 was $11.9 million and $25.4 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2015 and 2014 was $841.5 million and $40.4 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2015 and 2014 was approximately $1.9 million and $7.3 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2015 and 2014 was approximately $43.6 million and $15.0 million, respectively.

At September 30, 2015, there was $76.7 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	149	$61.09
Granted 01/01/15 - 03/31/15	83	$135.48
Granted 04/01/15 - 06/30/15	-	$-
Granted 07/01/15 - 09/30/15	8	$147.36
Vested	(43)	$57.57
Forfeited/cancelled	(14)	$63.57
Non-vested at September 30, 2015	183	$98.95

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended September 30, 2015 was $147.36 per share.  No restricted stock units or restricted stock awards were granted during the three-months ended September 30, 2014. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the nine-months ended September 30, 2015 and 2014 was $136.50 and $69.00 per share, respectively. As of September 30, 2015, 0.2 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At September 30, 2015, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $13.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

15.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2015:

Gross Unrecognized Tax Benefits
Balance at December 31, 2014	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at September 30, 2015	$935

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2015, the Company had accrued approximately $0.5 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

On August 7, 2015, the Internal Revenue Service (the “IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2012 and 2013.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The 2012, 2013 and 2014 U.S. federal income tax returns are subject to examination by the IRS. State income tax returns are subject to examination for the 2011 through 2014 tax years.

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average shares outstanding:
Basic	205,051	167,346	184,098	167,116
Dilutive securities	3,043	6,924	4,033	6,900
Diluted	208,094	174,270	188,131	174,016

For the three-months ended September 30, 2015 and 2014, options and awards outstanding totaling 1.1 million shares and 0.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2015 and 2014, options and awards outstanding totaling 0.9 million shares and 0.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2015 and 2014 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales:
Finished Products(1)	$686,684	$594,348	$1,933,467	$1,739,693
Concentrate	69,935	-	82,913	-
Other	-	41,624	60,751	119,608
Corporate and unallocated	-	-	-	-
	$756,619	$635,972	$2,077,131	$1,859,301

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Income:
Finished Products(1) (2)	$289,544	$231,032	$596,716	$670,349
Concentrate	45,291	-	54,375	-
Other(3)	(283)	2,238	165,377	7,152
Corporate and unallocated	(43,114)	(43,363)	(151,263)	(122,917)
	$291,438	$189,907	$665,205	$554,584

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income before tax:
Finished Products(1) (2)	$289,649	$231,263	$597,084	$670,878
Concentrate	45,275	-	54,359	-
Other(3)	(284)	2,237	165,376	7,151
Corporate and unallocated	(46,564)	(44,631)	(154,758)	(124,152)
	$288,076	$188,869	$662,061	$553,877

(1)          Includes $8.2 million and $3.8 million for the three-months ended September 30, 2015 and 2014, respectively, related to the recognition of deferred revenue. Includes $54.7 million and $11.2 million for the nine-months ended September 30, 2015 and 2014, respectively, related to the recognition of deferred revenue.

(2)          Includes $2.5 million and ($0.7) million for the three-months ended September 30, 2015 and 2014, respectively, related to distributor termination costs. Includes $220.7 million and ($0.2) million for the nine-months ended September 30, 2015 and 2014, respectively, related to distributor termination costs.

(3)          Includes $161.5 million gain on the sale of Monster Non-Energy for the nine-months ended September 30, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Depreciation and amortization
Finished Products	$5,366	$4,576	$15,514	$14,446
Concentrate	1,759	-	2,103	-
Other	-	135	232	390
Corporate and unallocated	1,382	1,419	3,908	4,288
	$8,507	$6,130	$21,757	$19,124

	September 30, 2015	December 31, 2014
Goodwill and other intangible assets:
Finished Products	$841,373	$50,748
Concentrate	874,605	-
Other	-	18,079
Corporate and unallocated	-	-
	$1,715,978	$68,827

Corporate and unallocated expenses for the three-months ended September 30, 2015 include $27.1 million of payroll costs, of which $8.9 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $10.0 million attributable to professional service expenses, including accounting and legal costs, and $6.0 million of other operating expenses.  Corporate and unallocated expenses for the three-months ended September 30, 2014 include $21.9 million of payroll costs, of which $7.4 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $10.1 million attributable to professional service expenses, including accounting and legal costs, and $11.4 million attributable to other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2015 include $83.9 million of payroll costs, of which $23.7 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $31.2 million attributable to professional service expenses, including accounting and legal costs, and $36.2 million attributable to other operating expenses.  Corporate and unallocated expenses for the nine-months ended September 30, 2014 include $64.6 million of payroll costs, of which $22.5 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $30.2 million attributable to professional service expenses, including accounting and legal costs, and $28.1 million attributable to other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”) accounted for approximately 41% and 28% of the Company’s net sales for the three-months ended September 30, 2015 and 2014, respectively. CCR accounted for approximately 41% and 29% of the Company’s net sales for the nine-months ended September 30, 2015 and 2014, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $170.6 million and $136.3 million for the three-months ended September 30, 2015 and 2014, respectively.  Net sales to customers outside the United States amounted to $435.1 million and $400.4 million for the nine-months ended September 30, 2015 and 2014, respectively.

18.                            RELATED PARTY TRANSACTIONS

As a result of the TCCC Transaction, TCCC controls more than 10% of the voting interests of the Company.  TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”) and through certain affiliated companies (the “TCCC Affiliates”) purchases and distributes certain of the Company’s products both domestically and in certain international territories.  The Company also pays TCCC a sales commission based on certain sales within the TCCC bottling network. TCCC commissions based on sales to the TCCC Affiliates for the three-months ended September 30, 2015 and 2014 were $7.7 million and $0.7 million, respectively. TCCC commissions based on sales to the TCCC Affiliates for the nine-months ended September 30, 2015 and 2014 were $9.4 million and $1.6 million, respectively. TCCC commissions based on sales to the TCCC Subsidiaries are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries. Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2015 and 2014 were $313.1 million and $176.6 million, respectively.  Net Sales to the TCCC Subsidiaries for the nine-months ended September 30, 2015 and 2014 were $842.9 million and $540.0 million, respectively. Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	September 30, 2015	December 31, 2014

Accounts receivable, net	$167,989	$79,404
Accounts payable	$2,854	$14,353
Accrued promotional allowances	$37,518	$23,776

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during both the three-months ended September 30, 2015 and 2014 were $0.3 million. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2015 and 2014 were $1.5 million and $0.5 million, respectively.

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

Immediately after the effective time of the Holding Company Reorganization, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) (the “New Issuance”) and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”)  including NOS®, Full Throttle®, Burn®, Mother®, Play®, Power Play®, Relentless®, Nalu® and other brands (the “Strategic Brands”) to the Company, (3) Old Monster transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC, (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow as described below pursuant to an escrow agreement (the “Escrow Agreement”), subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

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

On the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount, less an amount sufficient to cover any unresolved claims, will be released to TCCC. Any amount described above that becomes payable following the one-year anniversary will be paid directly from TCCC to the Company.

TCCC is contractually obligated to authorize payment to the Company of the funds in escrow upon achievement of the milestones referred to above. As of November 6, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network.  As a result, $125 million is currently held in escrow. The Company expects to commence steps to transition sufficient additional distribution rights, which will, in due course, result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination amounts of $2.5 million and $220.7 million for the three- and nine-months ended September 30, 2015 related to the distribution rights transferred to TCCC’s distribution network. Such termination amounts have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2015. In addition, the Company recognized as income $39.8 million in the first quarter of 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

The following table summarizes the selected items discussed above for the three- and nine-months ended September 30, 2015:

Income Statement Items (in thousands):	Three-Months Ended September 30, 2015	Nine-Months Ended September 30, 2015

Included in Net Sales:
Accelerated recognition of deferred revenue	$-	$39,761

Included in Operating Expenses:
Distributor termination costs	$2,471	$220,658
TCCC Transaction expenses	$292	$15,426

Gain on sale of Monster Non-Energy	$-	$161,470

Net Impact on Operating Income	$(2,763)	$(34,853)

Overview

We develop, market, sell and distribute “alternative” beverage category beverages primarily under the following brand names:

• Monster Energy®	• Nalu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Mega Monster Energy®	• Ultra®
• Punch Monster®	• Play® and Power Play®
• Juice Monster®	• Gladiator®
• M3®	• Relentless®
• Übermonster®	• Samurai®
• BU®	• BPM®

Our Monster Energy® drinks, which represented 90.8% and 93.5% of our net sales for the three-months ended September 30, 2015 and 2014, respectively, include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Juice Monster® Khaos®	• Java Monster® Vanilla Light
• Juice Monster® Ripper®	• Java Monster® Irish Blend®
• Juice Monster® Pipeline Punch™	• Java Monster® Cappuccino
• Monster Energy® Absolutely Zero	• Mega Monster Energy®
• Monster Energy® Import	• Monster Energy Extra Strength Nitrous
• Punch Monster® Baller’s Blend® (formerly Dub Edition)	Technology® Super Dry™
• Punch Monster® Mad Dog (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous
• Monster Rehab® Tea + Lemonade + Energy	Technology® Anti-Gravity®
• Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	• Monster Cuba-Lima®

• Monster Rehab® Green Tea + Energy	• Monster Energy® Zero Ultra
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy® Ultra Blue™
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy® Ultra Red™
• Monster Rehab® Peach Tea + Energy	• Monster Energy® Ultra Black™
• Muscle Monster® Vanilla	• Monster Energy® Ultra Sunrise®
• Muscle Monster® Chocolate	• Monster Energy® Ultra Citron™
• Muscle Monster® Coffee	• Monster Energy® Unleaded™
• Muscle Monster® Strawberry	• Übermonster® Energy Brew™
• Muscle Monster® Peanut Butter Cup	• M3® Monster Energy® Super Concentrate
• Muscle Monster® Banana	• Monster Energy® Valentino Rossi
• Monster Ghost™ M-100™	• Monster Phantom™ M-100™

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

During the nine-months ended September 30, 2015, we continued to expand our existing product lines and flavors and further developed our markets. In particular, we continued to focus on developing and marketing beverages that fall within the category generally described as the “alternative” beverage category. During the nine-months ended September 30, 2015, we introduced the following products (in addition to those acquired as part of the TCCC Transaction):

•                       Monster Energy® Ultra Citron™, a carbonated energy drink which contains zero calories and zero sugar (January 2015).

•                       Monster Rehab® Peach Tea + Energy (January 2015).

•                       Mega Monster Energy® (January 2015).

•                       Juice Monster® Pipeline Punch™ (July 2015).

•                       Muscle Monster® Banana (July 2015).

•                       Monster Ghost™ M-100™, an exclusive limited time listing with a convenience customer (July 2015).

•                       Monster Phantom™ M-100™, an exclusive limited time listing with certain convenience customers (July 2015).

•                       Monster Rehab® Raspberry Tea + Energy (August 2015).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the nine-months ended September 30, 2015 (other than those disposed of as part of the TCCC Transaction), either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $756.6 million for the three-months ended September 30, 2015 represented record sales for our third fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $686.7 million for the three-months ended September 30, 2015.  Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $69.9 million for the three-months ended September 30, 2015.

Our net sales of $756.6 million for the three-months ended September 30, 2015 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the three-months ended September 30, 2015 were increased by approximately $11.0 million as a result of such advance purchases.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Finished Products segment of approximately $23.1 million for the three-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Concentrate segment of approximately $5.5 million for the three-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our Finished Products segment represented 90.8% and 93.5% of our consolidated net sales for the three-months ended September 30, 2015 and 2014, respectively. Our Concentrate segment represented 9.2% of our consolidated net sales for the three-months ended September 30, 2015. There were no net sales for the Concentrate segment for the three-months ended September 30, 2014. Our Other segment represented 6.5% of our consolidated net sales for the three-months ended September 30, 2014. There were no net sales for the Other segment during the three-months ended September 30, 2015.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), sampling and sponsorship of selected causes, events, athletes and teams. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands. We are currently evaluating our future strategy for the positioning of our Strategic Brands.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $207.8 million and $173.2 million for the three-months ended September 30, 2015 and 2014, respectively. Such sales were approximately 24% of gross sales for both the three-months ended September 30, 2015 and 2014, respectively. Changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United States of approximately 16% for the three-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and nine-months ended September 30, 2015 and 2014 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2015	2014	2015	2014
Full service bottlers/distributors	65%	62%	65%	62%
Club stores, drug chains & mass merchandisers	9%	10%	9%	9%
Outside the U.S.	24%	24%	23%	23%
Retail grocery, specialty chains and wholesalers	1%	3%	2%	4%
Other	1%	1%	1%	2%

Our customers include Coca-Cola Refreshments USA Inc. (“CCR”), Coca-Cola Enterprises, Coca-Cola Refreshments Canada, Ltd. (formerly known as Coca-Cola Bottling Company), CCBCC Operations, LLC, United Bottling Contracts Company, LLC, certain bottlers of the Coca-Cola Hellenic Bottling Company, Swire Coca-Cola, USA, Coca-Cola Amatil, Ltd., and certain other TCCC independent bottlers, Anheuser Busch (“AB”), select independent AB distributors, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) and Costco. In February 2015, in accordance with its then existing agreements with the applicable AB Distributors, Old Monster sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements. The associated distribution rights relating to such terminated distribution agreements have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. As of November 6, 2015, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.  CCR accounted for approximately 41% and 28% of our net sales for the three-months ended September 30, 2015 and 2014, respectively. CCR accounted for approximately 41% and 29% of our net sales for the nine-months ended September 30, 2015 and 2014, respectively.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2015 and 2014, respectively.

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Net sales¹	$ 756,619	$ 635,972	19.0%	$ 2,077,131	$ 1,859,301	11.7%
Cost of sales	291,143	294,052	(1.0%)	848,191	851,274	(0.4%)
Gross profit*¹	465,476	341,920	36.1%	1,228,940	1,008,027	21.9%
Gross profit as a percentage of net sales¹	61.5%	53.8%		59.2%	54.2%

Operating expenses²	174,038	152,013	14.5%	725,205	453,443	59.9%
Operating expenses as a percentage of net sales	23.0%	23.9%		34.9%	24.4%

Gain on sale of Monster Non-Energy	-	-		161,470	-

Operating income¹‚²	291,438	189,907	53.5%	665,205	554,584	19.9%
Operating income as a percentage of net sales	38.5%	29.9%		32.0%	29.8%

Interest income and other (expense), net	(3,362)	(1,038)	223.9%	(3,144)	(707)	344.7%

Income before provision for income taxes¹‚²	288,076	188,869	52.5%	662,061	553,877	19.5%

Provision for income taxes	113,502	67,269	68.7%	254,070	196,023	29.6%

Income taxes as a percentage of income before taxes	39.4%	35.6%		38.4%	35.4%

Net income¹‚²	$ 174,574	$ 121,600	43.6%	$ 407,991	$ 357,854	14.0%
Net income as a percentage of net sales	23.1%	19.1%		19.6%	19.2%

Net income per common share:
Basic	$0.85	$0.73	17.2%	$2.22	$2.14	3.5%
Diluted	$0.84	$0.70	20.2%	$2.17	$2.06	5.5%

Case sales (in thousands)
(in 192-ounce case equivalents)	81,274	62,204	30.7%	207,090	179,717	15.2%

¹Includes $8.2 million and $3.8 million for the three-months ended September 30, 2015 and 2014, respectively, related to the recognition of deferred revenue. Includes $54.7 million and $11.2 million for the nine-months ended September 30, 2015 and 2014, respectively, related to the recognition of deferred revenue. Included in the $54.7 million recognition of deferred revenue for the nine-months ended September 30, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

²Includes $2.5 million and ($0.7) million for the three-months ended September 30, 2015 and 2014, respectively, related to distributor termination costs. Includes $220.7 million and ($0.2) million for the nine-months ended September 30, 2015 and 2014, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended September 30, 2015 Compared to the Three-Months Ended September 30, 2014.

Net Sales. Net sales were $756.6 million for the three-months ended September 30, 2015, an increase of approximately $120.6 million, or 19.0% higher than net sales of $636.0 million for the three-months ended September 30, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $92.3 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $69.9 million for the three-months ended September 30, 2015. There were no net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), which resulted in a decrease in net sales for the Other segment of $41.6 million for the three-months ended September 30, 2015 from the three-months ended September 30, 2014. Our net sales of $756.6 million for the three-months ended September 30, 2015 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the three-months ended September 30, 2015 were increased by approximately $11.0 million as a result of such advance purchases. Other than for the advance purchases, this price increase did not have a material impact on the overall increase in net sales.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Finished Products segment of approximately $23.1 million for the three-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Concentrate segment of approximately $5.5 million for the three-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 81.3 million cases for the three-months ended September 30, 2015, an increase of approximately19.1 million cases or 30.7% higher than case sales of 62.2 million cases for the three-months ended September 30, 2014. The overall average net sales per case decreased to $9.31 for the three-months ended September 30, 2015, which was 8.9% lower than the average net sales per case of $10.22 for the three-months ended September 30, 2014. The lower net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Concentrate segment, which generally generate lower net operating revenues than those products within the Finished Products segment.

Net sales for the Finished Products segment were $686.7 million for the three-months ended September 30, 2015, an increase of approximately $92.3 million, or 15.5% higher than net sales of $594.3 million for the three-months ended September 30, 2014. Our net sales for the Finished Products segment of $686.7 million for the three-months ended September 30, 2015 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales of the Finished Products segment for the three-months ended September 30, 2015 were increased by approximately $11.0 million as a result of such advance purchases. Other than for the advance purchases, this price increase did not have a material impact on the overall increase in net sales for the Finished Products segment.

Net sales for the Concentrate segment were $69.9 million for the three-months ended September 30, 2015. There were no net sales for the Concentrate segment for the three-months ended September 30, 2014.

Gross Profit.  Gross profit was $465.5 million for the three-months ended September 30, 2015, an increase of approximately $123.6 million, or 36.1% higher than the gross profit of $341.9 million for the three-months ended September 30, 2014. Gross profit as a percentage of net sales increased to 61.5% for the three-months ended September 30, 2015 from 53.8% for the three-months ended September 30, 2014.  The increase in gross profit dollars was primarily the result of the $92.3 million increase in net sales of our Monster Energy® brand energy drinks as well as the $69.9 million of net sales for the Concentrate segment. The increase in gross profit as a percentage of net sales was primarily attributable to the Concentrate segment, which generally has higher gross margins than the Finished Products segment, as well as to the disposal of the Other segment, which generally has lower gross margins than the Finished Products segment, lower costs of certain raw materials, the price increase described above and changes in product sales mix.

Operating Expenses.  Total operating expenses were $174.0 million for the three-months ended September 30, 2015, an increase of approximately $22.0 million, or 14.5% higher than total operating expenses of $152.0 million for the three-months ended September 30, 2014. The increase in operating expenses was primarily due to increased payroll expenses of $7.0 million, increased expenditures of $4.8 million for advertising, increased expenditures of $3.2 million for sponsorships and endorsements, increased expenditures of $3.2 million for commissions and increased costs of $3.1 million associated with terminating certain existing distributors.

Contribution Margin.  Contribution margin for the Finished Products segment was $289.5 million for the three-months ended September 30, 2015, an increase of approximately $58.5 million, or 25.3% higher than contribution margin of $231.0 million for the three-months ended September 30, 2014. The increase in contribution margin for the Finished Products segment was primarily the result of the $92.3 million increase in net sales of our Monster Energy® brand energy drinks.  Contribution margin for the Concentrate segment was $45.3 million for the three-months ended September 30, 2015. There was no contribution margin for the Concentrate segment for the three-months ended September 30, 2014. Contribution margin for the Other segment was ($0.3) million for the three-months ended September 30, 2015, as compared to $2.2 million for the three-months ended September 30, 2014.

Operating Income.  Operating income was $291.4 million for the three-months ended September 30, 2015, an increase of approximately $101.5 million, or 53.5% higher than operating income of $189.9 million for the three-months ended September 30, 2014. Operating income as a percentage of net sales increased to 38.5% for the three-months ended September 30, 2015 from 29.9% for the three-months ended September 30, 2014. The increase in operating income in dollars was primarily due to the $123.6 million increase in gross profit. The increase in operating income in dollars was partially offset by an increase of $22.0 million in operating expenses. Operating income was $17.3 million and $9.4 million for the three-months ended September 30, 2015 and 2014, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest Income and Other (Expense), net.  Interest income and other (expense), net was ($3.4) million for the three-months ended September 30, 2015, as compared to interest income and other (expense), net of ($1.0) million for the three-months ended September 30, 2014. Foreign currency transaction losses were $4.2 million and $1.5 million for the three-months ended September 30, 2015 and 2014, respectively. Interest income was $0.8 million and $0.3 million for the three-months ended September 30, 2015 and 2014, respectively.

Provision for Income Taxes.  Provision for income taxes was $113.5 million for the three-months ended September 30, 2015, an increase of $46.2 million or 68.7% higher than the provision for income taxes of $67.3 million for the three-months ended September 30, 2014.  The effective combined federal, state and foreign tax rate increased to 39.4% from 35.6% for the three-months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to the decrease in tax benefits relating to the domestic production deduction for the three-months ended September 30, 2015. In addition, the profits earned in certain foreign subsidiaries during the three-months ended September 30, 2014 had no related tax expense as a result of the prior establishment of valuation allowances on their deferred tax assets.

Net Income.  Net income was $174.6 million for the three-months ended September 30, 2015, an increase of $53.0 million or 43.6% higher than net income of $121.6 million for the three-months ended September 30, 2014. The increase in net income was primarily attributable to the increase in gross profit of $123.6 million. The increase in net income was partially offset by an increase in the provision of income taxes of $46.2 million and an increase in operating expenses of $22.0 million.

Results of Operations for the Nine-Months Ended September 30, 2015 Compared to the Nine-Months Ended September 30, 2014.

Net Sales. Net sales were $2,077.1 million for the nine-months ended September 30, 2015, an increase of approximately $217.8 million, or 11.7% higher than net sales of $1,859.3 million for the nine-months ended September 30, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $193.8 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $82.9 million for the nine-months ended September 30, 2015. Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), decreased $58.9 million for the nine-months ended September 30, 2015. Net sales for the nine-months ended September 30, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2015.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Finished Products segment of approximately $58.1 million for the nine-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Concentrate segment of approximately $6.5 million for the nine-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 207.1 million cases for the nine-months ended September 30, 2015, an increase of approximately 27.4 million cases or 15.2% higher than case sales of 179.7 million cases for the nine-months ended September 30, 2014. The overall average net sales per case decreased to $10.03 for the nine-months ended September 30, 2015, which was 3.1% lower than the average net sales per case of $10.35 for the nine-months ended September 30, 2014. The lower average net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Concentrate segment, which generally generate lower net operating revenues than those products within the Finished Products segment.

Net sales for the Finished Products segment were $1,933.5 million for the nine-months ended September 30, 2015, an increase of approximately $193.8 million, or 11.1% higher than net sales of $1,739.7 million for the nine-months ended September 30, 2014.

Net sales for the Concentrate segment were $82.9 million for the nine-months ended September 30, 2015 (effectively from June 13 to September 30). There were no net sales for the Concentrate segment for the nine-months ended September 30, 2014.

Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), were $60.8 million for the nine-months ended September 30, 2015, a decrease of approximately $58.9 million, or 49.2% lower than net sales of $119.6 million for the nine-months ended September 30, 2014.

Gross Profit.  Gross profit was $1,228.9 million for the nine-months ended September 30, 2015, an increase of approximately $220.9 million, or 21.9% higher than the gross profit of $1,008.0 million for the nine-months ended September 30, 2014. Gross profit as a percentage of net sales increased to 59.2% for the nine-months ended September 30, 2015 from 54.2% for the nine-months ended September 30, 2014.  The increase in gross profit dollars was primarily the result of the $193.8 million increase in net sales of our Monster Energy® brand energy drinks, the $82.9 million of net sales for the Concentrate segment as well as the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. The increase in gross profit as a percentage of net sales was primarily attributable to the Concentrate segment, which generally has higher gross margins than the Finished Products segment, the decrease in the net sales of the Other segment, which generally has lower gross margins than the Finished Products segment, and the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, as well as due to changes in product sales mix and lower costs of certain sweeteners and other raw materials.

Operating Expenses.  Total operating expenses were $725.2 million for the nine-months ended September 30, 2015, an increase of approximately $271.8 million, or 59.9% higher than total operating expenses of $453.4 million for the nine-months ended September 30, 2014. The increase in operating expenses was primarily due to increased costs of $220.8 million associated with terminating certain existing distributors. To a lesser extent, the increase in operating expenses was attributable to increased payroll expenses of $23.9 million (of which $11.7 million was related to payroll taxes in connection with the exercise of certain stock options), increased expenditures of $11.8 million for professional service costs and transaction expenses related to the TCCC Transaction and increased expenditures of $10.5 million for sponsorships and endorsements.

Contribution Margin.  Contribution margin for the Finished Products segment was $596.7 million for the nine-months ended September 30, 2015, a decrease of approximately $73.6 million, or 11.0% lower than contribution margin of $670.3 million for the nine-months ended September 30, 2014. The decrease in the contribution margin for the Finished Products segment was primarily the result of the increased expenditures of $220.8 million relating to the costs associated with terminating certain existing distributors.  Contribution margin for the Concentrate segment was $54.4 million for the nine-months ended September 30, 2015. There was no contribution margin for the Concentrate segment for the nine-months ended September 30, 2014. Contribution margin for the Other segment was $165.4 million for the nine-months ended September 30, 2015 (effectively from January 1 to June 12), as compared to $7.2 million for the nine-months ended September 30, 2014. The increase in contribution margin for the Other segment was primarily the result of the $161.5 million gain on the sale of Monster Non-Energy.

Operating Income.  Operating income was $665.2 million for the nine-months ended September 30, 2015, an increase of approximately $110.6 million, or 19.9% higher than operating income of $554.6 million for the nine-months ended September 30, 2014. Operating income as a percentage of net sales increased to 32.0% for the nine-months ended September 30, 2015 from 29.8% for the nine-months ended September 30, 2014, primarily due to the $220.9 million increase in gross profit as well as the $161.5 million gain on the sale of Monster Non-Energy. The increase in operating income in dollars was offset by increased costs of $220.8 million associated with terminating certain existing distributors as well as the increase in other operating expenses. Operating income was $33.5 million and $24.0 million for the nine-months ended September 30, 2015 and 2014, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest Income and Other (Expense), net.  Interest income and other (expense), net was ($3.1) million for the nine-months ended September 30, 2015, as compared to interest income and other (expense), net of ($0.7) million for the nine-months ended September 30, 2014. Foreign currency transaction losses were $5.0 million and $2.1 million for the nine-months ended September 30, 2015 and 2014, respectively. Interest income was $1.5 million and $0.9 million for the nine-months ended September 30, 2015 and 2014, respectively.

Provision for Income Taxes.  Provision for income taxes was $254.1 million for the nine-months ended September 30, 2015, an increase of $58.0 million or 29.6% higher than the provision for income taxes of $196.0 million for the nine-months ended September 30, 2014.  The effective combined federal, state and foreign tax rate increased to 38.4% from 35.4% for the nine-months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to the disallowance for tax purposes of certain costs related to the TCCC Transaction as well as the decrease in tax benefits relating to the domestic production deduction.  In addition, the profits earned in certain foreign subsidiaries during the three-months ended September 30, 2014 had no related tax expense as a result of the prior establishment of valuation allowances on their deferred tax assets. The increase in the effective tax rate for the nine-months ended September 30, 2015 was partially offset by the release of the valuation allowances against the deferred tax assets of certain foreign jurisdictions.

Net Income.  Net income was $408.0 million for the nine-months ended September 30, 2015, an increase of $50.1 million or 14.0% higher than net income of $357.9 million for the nine-months ended September 30, 2014.

Non-GAAP Financial Measures

Gross Sales**. Gross sales were $862.4 million for the three-months ended September 30, 2015, an increase of approximately $124.2 million, or 16.8% higher than gross sales of $738.1 million for the three-months ended September 30, 2014. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $88.2 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $77.7 million for the three-months ended September 30, 2015. There were no gross sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), which resulted in a decrease in gross sales for the Other segment of $46.8 million for the three-months ended September 30, 2015 from the three-months ended September 30, 2014. Promotional and other allowances, as described in the footnote below, were $105.7 million for the three-months ended September 30, 2015, an increase of $3.6 million, or 3.5% higher than promotional and other allowances of $102.2 million for the three-months ended September 30, 2014. Promotional and other allowances as a percentage of gross sales decreased to 12.3% from 13.8% for the three-months ended September 30, 2015 and 2014, respectively. Our gross sales of $862.4 million for the three-months ended September 30, 2015 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that gross sales for the three-months ended September 30, 2015 were increased by approximately $12.0 million as a result of such advance purchases. Other than for the advance purchases, this price increase did not have a material impact on the overall increase in gross sales.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Finished Products segment of approximately $28.7 million for the three-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Concentrate segment of approximately $5.4 million for the three-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Gross sales were $2,362.5 million for the nine-months ended September 30, 2015, an increase of approximately $231.7 million, or 10.9% higher than gross sales of $2,130.8 million for the nine-months ended September 30, 2014. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $163.5 million, or 70.6%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $90.9 million for the nine-months ended September 30, 2015. Gross sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), decreased $64.9 million for the nine-months ended September 30, 2015 from the nine-months ended September 30, 2014. Gross sales for the nine-months ended September 30, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 17.2% of our overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the nine-months ended September 30, 2015. Promotional and other allowances, as described in the footnote below, were $285.3 million for the nine-months ended September 30, 2015, an increase of $13.8 million, or 5.1% higher than promotional and other allowances of $271.5 million for the nine-months ended September 30, 2014. Promotional and other allowances as a percentage of gross sales decreased to 12.1% from 12.7% for the nine-months ended September 30, 2015 and 2014, respectively.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Finished Products segment of approximately $72.8 million for the nine-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Concentrate segment of approximately $6.5 million for the nine-months ended September 30, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international businesses.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2015	2014	15 vs. 14	2015	2014	15 vs. 14
Gross sales, net of discounts and returns	$ 862,363	$ 738,123	16.8%	$ 2,362,478	$ 2,130,802	10.9%
Less: Promotional and other allowances***	105,744	102,151	3.5%	285,347	271,501	5.1%
Net Sales	$ 756,619	$ 635,972	19.0%	$ 2,077,131	$ 1,859,301	11.7%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the

Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and nine-months ended September 30, 2015 and 2014 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $47.8 million for the nine-months ended September 30, 2015, as compared with net cash provided by operating activities of $407.0 million for the nine-months ended September 30, 2014.  The decrease of $359.2 million in cash flows from operations was primarily the result of an increase in the excess tax benefit from stock-based compensation of $303.9 million.

For the nine-months ended September 30, 2015, cash provided by operating activities was primarily attributable to net income earned of $408.0 million and adjustments for certain non-cash expenses, consisting of $23.7 million of stock-based compensation and $21.8 million of depreciation and other amortization. For the nine-months ended September 30, 2015, cash provided by operating activities also increased due to a $312.8 million increase in income taxes payable, a $75.1 million increase in accounts payable, a $29.3 million increase in accrued liabilities, a $15.2 million increase in accrued promotional allowances, a $7.7 million increase in accrued distributor terminations and a $2.4 million increase in accrued compensation. For the nine-months ended September 30, 2015, cash used in operating activities was due to a $303.9 million excess tax benefit from stock option exercises, a $115.1 million change in deferred income taxes, a $132.6 million increase in accounts receivable, an $83.3 million increase in prepaid income taxes, a $36.0 million decrease in deferred revenue, a $9.1 million increase in inventories, and a $6.9 million increase in prepaid expenses and other current assets.

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

Cash flows used in investing activities. We used $408.7 million of cash from investing activities for the nine-months ended September 30, 2015 as compared to cash used of $223.0 million for the nine-months ended September 30, 2014.

For the nine-months ended September 30, 2015, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the nine-months ended September 30, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and to purchases of property and equipment. For the nine-months ended September 30, 2015, cash provided by investing activities also included $198.0 million from the sale of Monster Non-Energy and $179.7 million from the transfer of distribution rights pursuant to the TCCC Transaction. For both the nine-months ended September 30, 2015 and 2014, cash provided by investing activities was also attributable to maturities of held-to-maturity investments. For both the nine-months ended September 30, 2015 and 2014, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by financing activities.  We generated $1,235.2 million of cash in financing activities for the nine-months ended September 30, 2015 as compared to cash provided by financing activities of $17.1 million for the nine-months ended September 30, 2014. The increase in cash flows provided by financing activities of $1,218.0 million was primarily the result of the issuance of our common stock to TCCC during the nine-months ended September 30, 2015 in connection with the TCCC Transaction.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2015, we had $1,240.7 million in cash and cash equivalents and $1,579.1 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), commercial paper and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1,240.7 million of cash and cash equivalents held at September 30, 2015, $142.7 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2015. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $120.0 million through September 30, 2016.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2015:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$77,595	$51,639	$25,621	$335	$-
Capital Leases	694	694	-	-	-
Operating Leases	10,578	5,312	3,498	916	852
Purchase Commitments²	37,498	37,498	-	-	-
	$126,365	$95,143	$29,119	$1,251	$852

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.9 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2015. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.5 million as of September 30, 2015.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2015 and 2014, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of finished products, or concentrates as if converted into finished products, sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. However, our experience with our energy drink products suggests they may be less seasonal than the seasonality expected from traditional beverages. In addition, our continued growth in countries located in the southern hemisphere may further reduce the impact of seasonality. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Nine-Months Ended
net sales per case)	September 30,		September 30,
	2015	2014	2015	2014

Net sales[1]	$756,619	$635,972	$2,077,131	$1,859,301
Case sales by segment:
Finished Products	63,564	54,700	175,543	157,825
Concentrate	17,710	-	20,346	-
Other	-	7,504	11,201	21,892
Total case sales	81,274	62,204	207,090	179,717
Average net sales per case	$9.31	$10.22	$10.03	$10.35

¹Includes $39.8 million for the nine-months ended September 30, 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015. Excluding the acceleration of deferred revenue, the average net sales price per case decreased to $9.84 for the nine-months ended September 30, 2015, which was 4.9% lower than the average net sales per case of $10.35 for the nine-months ended September 30, 2014.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K other than those included in Note 2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

•

Our ability to successfully transfer the distribution of our Monster Energy® brand energy drinks in certain existing international territories to bottlers/distributors within the TCCC distribution system;

•	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;

•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;

•	Lack of anticipated demand for our products in domestic and/or international markets;

•	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs and/or trade restrictions;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended September 30, 2015 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements—Note 11. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.       RISK FACTORS

Our Risk Factors are discussed in our Form 10-K.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K other than those disclosed in Item 1A of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2015.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).

During the three-months ended September 30, 2015, the Company purchased 1.1 million shares of common stock at an average purchase price of $134.71 per share, for a total amount of $145.7 million (excluding broker commissions), which exhausted the availability under the April 2013 Repurchase Plan.

On September 11, 2015, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $500.0 million of the Company’s outstanding common stock (the “September 2015 Repurchase Plan”).

During the three-months ended September 30, 2015, the Company purchased 1.8 million shares of common stock at an average purchase price of $134.27 per share, for a total amount of $241.8 million (excluding broker commissions), under the September 2015 Repurchase Plan.

During the three-months ended September 30, 2015, 75 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.01 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the April 2013 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2015.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Jul 1 - Jul 31	-	$-	-	$145,814
Aug 1 - Aug 31	368,436	$134.82	368,436	$96,133
Sept 1 - Sept 10	712,818	$134.65	1,081,254	$-
Sept 11 authorization				$500,000
Sept 11 - Sept 30	1,800,580	$134.27	2,881,834	$258,203
Total	2,881,834

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

101*                                                                The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine- months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 6, 2015	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer